Form 10-Q
period 2011-03-31
FS Energy & Power Fund
filed 2011-06-27
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-6822130 (I.R.S. Employer Identification No.)

Cira Centre
2929 Arch Street, Suite 675
Philadelphia, Pennsylvania 19104
(Address of principal executive office)

(215) 495-1150
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒.

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer, and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The issuer has 22,222 shares of Common Shares outstanding as of June 27, 2011.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Shareholders' Equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 450,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	476	383
Accumulated loss	(276)	(183)

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

See notes to unaudited financial statements.

FS Energy and Power Fund

Unaudited Statement of Operations

(in thousands)

Three Months Ended March 31, 2011
Operating expenses
Organization costs	$93

Net decrease in net assets resulting from operations	$(93)

See notes to unaudited financial statements.

FS Energy and Power Fund

Unaudited Statement of Changes in Net Assets

(in thousands)

Three Months Ended March 31, 2011
Operations
Net decrease in net assets resulting from operations	$(93)
Capital share transactions
Capital contributions of investment adviser	279
Offering costs	(186)

Net increase in net assets resulting from capital share transactions	93

Total increase in net assets	—
Net assets at beginning of period	200

Net assets at end of period	$200

See notes to unaudited financial statements.

FS Energy and Power Fund

Unaudited Statement of Cash Flows

(in thousands)

Three Months Ended March 31, 2011
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(93)

Net cash used in operating activities	(93)

Cash flows from financing activities
Capital contributions of investment adviser	279
Offering costs	(186)

Net cash provided by financing activities	93

Total increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	200

Cash and cash equivalents at end of period	$200

See notes to unaudited financial statements.

FS Energy and Power Fund

Notes to Unaudited Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and has been inactive since that date except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. The Company will commence operations upon raising gross proceeds in excess of $2.5 million, or the minimum offering requirement, all of which must be from persons who are not affiliated with the Company or the Company's investment adviser, FS Investment Advisor, LLC, or FS Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and an affiliate of the Company.

        The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from September 16, 2010 (inception) through December 31, 2010 included in the Company's Registration Statement on Form N-2 (File No. 333-169679) filed on May 5, 2011. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December balance sheet was derived from the 2010 audited financial statements. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

        Use of Estimates:    The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are stated in thousands, except share and per share information.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs are expensed as incurred. For the three months ended March 31, 2011, the Company incurred organization costs of $93, which were paid on behalf of the Company by Franklin

FS Energy and Power Fund

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FS Advisor, and have been recorded as a contribution to capital (see Note 4).

        Offering Costs:    The Company's offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to its continuous public offering of its common shares. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three months ended March 31, 2011, the Company incurred offering costs of $186, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

        Income Taxes:    The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. The Company will not have to pay corporate-level federal income taxes on any income that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statement of Operations. During the three months ended March 31, 2011, the Company did not incur any interest or penalties.

Note 3. Recently Issued Accounting Standards

        In January 2010, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for

FS Energy and Power Fund

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share information)

Note 3. Recently Issued Accounting Standards (Continued)

interim reporting periods within those years. The adoption of this guidance did not have a significant impact on the Company's financial statements or disclosures.

Note 4. Related Party Transactions

        The Company has entered into an agreement with FS Advisor to provide the Company with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of the Company's gross assets and (b) an incentive fee based on the Company's performance.

        The incentive fee consists of three parts. The first part, which the Company refers to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subordinated to a preferred return on adjusted capital, as defined in the Company's investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized rate of 6.5%. The second part of the incentive fee, which the Company refers to as the incentive fee on capital gains during operations, will be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to a liquidation of the Company and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company's incentive fee capital gains, which will equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which the Company refers to as the subordinated liquidation incentive fee, will equal 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

        The Company will also reimburse FS Advisor for expenses necessary for its performance of services related to the Company's administration and operation. However, such reimbursement will be limited to the lower of FS Advisor's actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location. In addition, such costs will be reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods.

        Franklin Square Holdings, an affiliate of FS Advisor, has also funded offering costs and organization costs in the amount of $279 for the three months ended March 31, 2011. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Since inception, Franklin Square Holdings has funded $1,150 in offering and organization costs.

        Under the terms of the Company's investment advisory and administrative services agreement, there is no liability on the Company's part for the offering or organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has met the minimum offering requirement. At such time, FS Advisor will be entitled to receive 1.5% of the gross proceeds raised from outside investors

FS Energy and Power Fund

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (Continued)

until all offering costs and organization costs funded by FS Advisor or its affiliates have been recovered. The minimum reimbursement to FS Advisor for such fees is $37.5, assuming the Company is able to raise $2.5 million in gross proceeds. The investment advisory and administrative services agreement will not be effective until the Company meets the minimum offering requirement.

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of approximately $200 to purchase 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser.

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC, the investment adviser to FS Investment Corporation. As a result, such members provide investment advisory services to both the Company and FS Investment Corporation. FB Income Advisor, LLC, which is controlled by Mr. Forman, the Company's chairman, president and chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FS Advisor nor FB Income Advisor, LLC is currently making private corporate debt investments for clients other than the Company and FS Investment Corporation, respectively, either one, or both, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its senior management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation rather than to the Company.

        The Company's affiliate, Franklin Square Holdings, has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that, for tax purposes, the Company's net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company's shareholders in each quarter. This arrangement is designed to ensure that no portion of the Company's distributions will represent a return of capital for the Company's shareholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company's expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company can bear a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by the Company's chairman, president and chief executive officer, Michael Forman, and its vice-chairman, David Adelman. There can be no assurance that Franklin Square Holdings will reimburse any portion of the Company's expenses in future quarters.

        The dealer manager for the Company's continuous public offering, FS2 Capital Partners, LLC, or FS2 Capital, is an affiliate of FS Advisor and also serves as the dealer manager for FS Investment Corporation's continuous public offering of shares. This relationship may create conflicts in connection with FS2 Capital's due diligence obligations under the federal securities laws. Although FS2 Capital will examine the information contained in the prospectus which forms a part of the Registration Statement on Form N-2 relating to the Company's continuous public offering of its common shares for accuracy

FS Energy and Power Fund

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (Continued)

and completeness, due to its affiliation with FS Advisor, no independent review of the Company will be made in connection with the distribution of its common shares in the offering.

Note 5. Share Repurchase Program

        Beginning with the first calendar quarter following the one-year anniversary of the date the Company meets its minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase common shares on such terms as may be determined by the Company's board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of the Company's board of trustees, such repurchases would not be in the best interests of the Company's shareholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases common shares, it will conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of common shares in its public offering. The offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

        The Company's board of trustees will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase common shares and under what terms:

  •
  the effect of such repurchases on the Company's qualification as a RIC (including the consequences of any necessary asset sales);

  •
  the liquidity of the Company's assets (including fees and costs associated with disposing of assets);

  •
  the Company's investment plans and working capital requirements;

  •
  the relative economies of scale with respect to the Company's size;

  •
  the Company's history in repurchasing common shares or portions thereof; and

  •
  the condition of the securities markets.

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the repurchase program at any time, upon 30 days' notice.

FS Energy and Power Fund

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share information)

Note 6. Subsequent Events

        In April 2011, pursuant to a private placement, Michael C. Forman and David J. Adelman, the principals of FS Advisor, agreed to purchase, through affiliated entities controlled by each of them, approximately 222,222 additional common shares at $9.00 per share. The principals will not tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of the Company's board of trustees agreed to purchase approximately 1,444,445 common shares, and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, agreed to purchase approximately 555,555 common shares, in each case at a price of $9.00 per share. In connection with the private placement, the Company will issue an aggregate of approximately 2,222,222 common shares for aggregate proceeds of approximately $20.0 million, upon the satisfaction of the minimum offering requirement.

        On June 24, 2011, the Company's newly-formed, wholly-owned special purpose financing subsidiary, FSEP Term Funding, LLC, or FSEP Funding, entered into a revolving credit facility, or the credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility.

        The credit facility provides for borrowings in an aggregate amount up to $50,000. Prior to the time that the Company's net assets exceed $25,000, the credit facility will be provided by Deutsche Bank to FSEP Funding on a non-committed basis. Once the Company's net assets exceed $25,000, the credit facility will be provided on a committed basis.

        The Company may contribute cash or securities to FSEP Funding from time to time and will retain a residual interest in any assets contributed through its ownership of FSEP Funding. FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the credit facility are non-recourse to the Company.

        Pricing under the credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, plus a spread of 1.60% per annum for the relevant period. Interest is payable quarterly in arrears. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        Borrowings under the credit facility will be subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to FSEP Funding will vary depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement, which governs the credit facility, or a decline in the Company's net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO, the sub-adviser to FS Advisor; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as the Company's sub-adviser or FS Advisor ceasing to act as the Company's investment adviser; (iv) the Company ceasing to act as FSEP Funding's investment

FS Energy and Power Fund

Notes to Unaudited Financial Statements (Continued)

(in thousands, except share and per share information)

Note 6. Subsequent Events (Continued)

manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) the Company or GSO or FS Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or the Company; (e) the Company ceases to act as investment manager of FSEP Funding's assets; (f) the decline of the Company's net asset value below a specified threshold; and (g) fraud or other illicit acts by the Company, FS Advisor or GSO in its or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share information)

Forward-Looking Statements

        The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

        Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

  •
  our future operating results;

  •
  our business prospects and the prospects of the companies in which we may invest;

  •
  the impact of the investments that we expect to make;

  •
  the ability of our portfolio companies to achieve their objectives;

  •
  our expected financings and investments;

  •
  the adequacy of our cash resources and working capital;

  •
  the timing of cash flows, if any, from the operations of our portfolio companies;

  •
  our contractual arrangements and relationships with third parties;

  •
  the dependence of our future success on the general economy and its impact on the industries in which we invest;

  •
  our ability to source favorable private investments;

  •
  our use of financial leverage;

  •
  our tax status;

  •
  the tax status of the companies in which we may invest; and

  •
  the timing and amount of distributions and dividends from the companies in which we may invest.

        In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

  •
  changes in the economy;

  •
  risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

  •
  future changes in laws or regulations and conditions in our operating areas.

        We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements should be read in conjunction with any additional disclosures that we may make through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010, and will commence operations upon raising gross proceeds in excess of $2.5 million, all of which must be from persons who are not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under the Code.

        Our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of energy and power, or Energy, related companies. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change.

        We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We currently intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from other dealers or investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. Once we raise sufficient capital, we expect that our investments will generally range between $5 million and $25 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

Operating and Regulatory Structure

        Our investment activities will be managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See "—Contractual Obligations."

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO is a subsidiary of The Blackstone Group L.P., or Blackstone. GSO will assist FS Advisor in identifying investment opportunities and will make investment recommendations for approval by FS Advisor according to asset allocation and other guidelines set by FS Advisor.

        FS Advisor has agreed to provide us with general ledger accounting, fund accounting, and investor and other administrative services. FS Advisor has contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

Revenues

        We plan to generate revenue in the form of interest earned on the debt securities that we hold. We may also generate revenues in the form of dividends on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

        Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory and administrative services agreement and other expenses necessary for our operations. Our investment advisory fee will compensate FS Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FS Advisor shall be responsible for compensating our investment sub-adviser.

        We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

  •
  corporate and organizational expenses relating to offerings of our common shares, subject to limitations included in the investment advisory and administrative services agreement;

  •
  the cost of calculating our net asset value, including the cost of any third-party valuation services;

  •
  the cost of effecting sales and repurchases of common shares and other securities;

  •
  investment advisory fees;

  •
  fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

  •
  transfer agent and custodial fees;

  •
  fees and expenses associated with marketing efforts;

  •
  federal and state registration fees;

  •
  federal, state and local taxes;

  •
  independent trustees' fees and expenses;

  •
  annual fees of our trustee in the State of Delaware;

  •
  costs of proxy statements, shareholders' reports and notices;

  •
  fidelity bond, trustees and officers/errors and omissions liability insurance and other insurance premiums;

  •
  direct costs such as printing, mailing, long distance telephone and staff;

  •
  fees and expenses associated with accounting, independent audits and outside legal costs;

  •
  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002;

  •
  brokerage commissions for the purchase and sale of our investments; and

  •
  all other expenses incurred by FS Advisor, our sub-adviser or us in connection with administering our business, including expenses incurred by FS Advisor or our sub-adviser in performing administrative services for us, and the reimbursement of the compensation of our chief compliance officer and other administrative personnel paid by FS Advisor, to the extent they are not controlling persons of FS Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Reimbursement of FS Advisor for Administrative Services

        We will also reimburse FS Advisor for its performance of services related to our administration and operation. However, such reimbursement will be limited to the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. In addition, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse FS Advisor for any services for which it receives a separate fee, nor for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

Expense Reimbursement

        Franklin Square Holdings, an affiliate of FS Advisor, has agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our shareholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our shareholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Financial Condition, Liquidity and Capital Resources

        We intend to generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we meet our minimum offering requirement, gross subscription funds will total approximately $22.5 million, including proceeds from the private placement to certain members of our board of trustees and affiliates of FS Advisor and GSO. Subsequent to meeting our minimum offering requirement, we will sell our common shares on a continuous basis at an initial offering price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that common shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 5% decrease, subject to certain conditions, we will reduce our offering price accordingly. In connection with each semi-monthly closing on the sale of our common shares, our board of trustees or a committee thereof will be required to make the determination that we are not selling our common shares at a price below our then current net asset value within 48 hours of the time that we price our common shares.

        Prior to investing in securities of privately-held Energy companies, we will invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

        We may borrow funds to make investments, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of trustees determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders.

  Revolving Credit Facility

        On June 24, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, FSEP Funding, entered into a credit facility with Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility.

        The credit facility provides for borrowings in an aggregate amount up to $50,000. Prior to the time that our net assets exceed $25,000, the credit facility will be provided by Deutsche Bank to FSEP Funding on a non-committed basis. Once our net assets exceed $25,000, the credit facility will be provided on a committed basis.

        We may contribute cash or securities to FSEP Funding from time to time and will retain a residual interest in any assets contributed through our ownership of FSEP Funding. FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the credit facility are non-recourse to us.

        Pricing under the credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, plus a spread of 1.60% per annum for the relevant period. Interest is payable quarterly in arrears. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        Borrowings under the credit facility will be subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to FSEP Funding will vary depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement, which governs the credit facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO, the sub-adviser to FS Advisor; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as our sub-adviser or FS Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) us or GSO or FS Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Capital Contribution by FS Advisor and GSO

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of approximately $200 to purchase 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Also, in April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, approximately 222,222 additional common shares at $9.00 per share. The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of our board of trustees agreed to purchase approximately 1,444,445 common shares, and certain individuals and entities affiliated with GSO agreed to purchase approximately 555,555 common shares, in each case at a price of $9.00 per share. In connection with the private placement, we will issue an aggregate of approximately 2,222,222 common shares for aggregate proceeds of approximately $20.0 million, upon the satisfaction of the minimum offering requirement. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $22.5 million.

RIC Status and Distributions

        We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to shareholders if it distributes at least 90% of its "Investment Company Taxable Income," as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

        Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will then calculate each shareholder's specific distribution amount for the period using record and declaration dates and your distributions will begin to accrue on the date we accept your subscription for our common shares. From time to time, we may also pay interim distributions at the discretion of our board of trustees. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

        We intend to make any distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. shareholder.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive their distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings.

Critical Accounting Policies

        Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

  Valuation of Portfolio Investments

        We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of trustees. In connection with that determination, FS Advisor will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        With respect to investments for which market quotations are not readily available, we will undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly valuation process will begin with each portfolio company or investment being initially valued by FS Advisor's management team, with such valuation taking into account information received from our sub-adviser and an independent valuation firm, if applicable;

  •
  preliminary valuation conclusions will then be documented and discussed with the valuation committee of our board of trustees;

  •
  our valuation committee will review the preliminary valuation, and FS Advisor's management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  our board of trustees will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any third-party valuation firm, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of trustees may consider when valuing our equity and debt investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of trustees will consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

        Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of trustees, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        Our board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

        The fair values of our investments will be determined in good faith by our board of trustees. Our board of trustees will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. We intend to value all of our Level 2 and Level 3 assets by using an independent third-party pricing service, which will provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize an independent third-party valuation service to value such investments. We will periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value.

  Revenue Recognition

        Security transactions will be accounted for on the trade date. We will record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount will be capitalized and we will amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and securities as interest income when we receive such amounts.

  Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

        Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

  Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three months ended March 31, 2011, we incurred organization costs of $93, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. Since our inception in September 2010, we have incurred aggregate organization costs of $276, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also "—Related Party Transactions."

  Offering Costs

        Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Registration Statement on Form N-2 relating to our continuous public offering of our common shares. We have charged offering costs against capital in excess of par value on the balance sheet. For the three months ended March 31, 2011, we incurred offering costs of $186, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. Since our inception in September 2010, we have incurred aggregate offering costs of $874, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also "—Related Party Transactions."

  Income Taxes

        We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our shareholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. We will not have to pay corporate-level federal income taxes on any income that we distribute to our shareholders. We intend to make distributions in an amount sufficient to maintain our RIC status each year and to avoid any federal income taxes on income. We will also be subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statement of Operations. As of March 31, 2011, we had not incurred any interest or penalties.

  Distributions

        Distributions to our common shareholders will be recorded as of the record date. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

  Capital Gains Incentive Fee

        Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FS Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio during operations prior to our liquidation will be determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to FS Advisor as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf.

        The incentive fee consists of three parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subordinated to a preferred return on adjusted capital, as defined in our investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized rate of 6.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains during operations, will be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to our liquidation and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which we refer to as the subordinated liquidation incentive fee, will equal 20.0% of the net proceeds from our liquidation in excess of adjusted capital, as calculated immediately prior to liquidation.

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO is a subsidiary of Blackstone. GSO will assist FS Advisor in identifying investment opportunities and will make investment recommendations for approval by FS Advisor according to asset allocation and other guidelines set by FS Advisor.

        FS Advisor has agreed to provide us with general ledger accounting, fund accounting and investor and other administrative services. FS Advisor has contracted with Vigilant Compliance Services, LLC, to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of this guidance did not have a significant impact on our financial statements or disclosures. See "—Critical Accounting Policies—Valuation of Portfolio Investments" for a discussion of the Level 1, Level 2 and Level 3 fair value hierarchy established by the FASB.

Related Party Transactions

        We have entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor will be paid a base management fee and certain incentive fees, if applicable. See "—Contractual Obligations." We will also reimburse FS Advisor for expenses necessary for its performance of services related to our administration and operation. However, such reimbursement will be limited to the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable services in the same geographic location. In addition, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods.

        Under the terms of the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FS Advisor will become entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs and any future offering or organization costs incurred have been recovered.

        Since inception, Franklin Square Holdings, an affiliate of FS Advisor, has funded offering costs and organization costs in the amount of $1,150. We have recorded these as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by us. Under the terms of our investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FS Advisor will be entitled to receive 1.5% of the gross proceeds raised from outside investors until all offering costs and organization costs funded by FS Advisor or its affiliates have been recovered. The minimum reimbursement to FS Advisor for such fees is $37.5, assuming we are able to raise $2.5 million in gross proceeds. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of approximately $200 to purchase 22,222 common shares at $9.00 per share, which represents the initial public offering price of $10.00 per share net of selling commissions and dealer manager fees. Also, in April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, approximately 222,222 additional common shares at $9.00 per share. The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of our board of trustees agreed to purchase approximately 1,444,445 common shares, and certain individuals and entities affiliated with GSO agreed to purchase approximately 555,555 common shares, in each case at a price of $9.00 per share. In connection with the private placement, we will issue an aggregate of approximately 2,222,222 common shares for aggregate proceeds of approximately $20.0 million, upon the satisfaction of the minimum offering requirement. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of approximately $22.5 million.

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC, the investment adviser to FS Investment Corporation. As a result, such members provide investment advisory services to both us and FS Investment Corporation. FB Income Advisor, LLC, which is controlled by Mr. Forman, our chairman, president and chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FS Advisor nor FB Income Advisor, LLC is currently making private corporate debt investments for clients other than us and FS Investment Corporation, respectively, either one, or both, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it will strive to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we will not be disadvantaged in relation to any other client of our investment adviser or its senior management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation rather than us.

        Franklin Square Holdings, an affiliate of FS Advisor, has agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our shareholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our shareholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

        FS2 Capital, the dealer manager for our continuous public offering, is an affiliate of FS Advisor and also serves as the dealer manager for FS Investment Corporation's continuous public offering of shares. This relationship may create conflicts in connection with FS2 Capital's due diligence obligations under the federal securities laws. Although FS2 Capital will examine the information contained in the prospectus which forms a part of the Registration Statement on Form N-2 relating to our continuous public offering of our common shares for accuracy and completeness, due to its affiliation with FS Advisor, no independent review of us will be made in connection with the distribution of our common shares in the offering.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in our investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FS Advisor with respect to our increasing pre-incentive fee net investment income.

        On June 24, 2011, Deutsche Bank agreed to provide a $50,000 revolving credit facility to FSEP Funding, our wholly-owned subsidiary. Pursuant to the terms of the facility, FSEP Funding will borrow at a floating rate based on LIBOR. In the future, we may seek to borrow additional funds in order to make investments. We expect any future credit facilities that we or any subsidiary may enter into will also be based on a floating interest rate. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations.

Item 4.    Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.    Risk Factors.

        Other than as discussed below, there have been no material changes from the risk factors set forth in our final prospectus filed pursuant to Rule 497 (File No. 333-169679) on May 12, 2011.

        The agreements governing FSEP Term Funding LLC's revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

        Our wholly-owned financing subsidiary, FSEP Term Funding LLC, or FSEP Funding, has entered into a revolving credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank. The agreements governing this facility contain default provisions such as: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of us or FSEP Funding; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us or FS Advisor or GSO in our or its investment advisory capacities. An event of default under the facility would result, among other things, in the termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our shareholders and maintain our status as a RIC.

        The agreements governing the facility also require FSEP Funding to comply with certain operational covenants. These covenants require FSEP Funding to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the facility. The occurrence of certain "Super-Collateralization Events" results in an increase of the minimum aggregate value of eligible assets that FSEP Funding is required to maintain. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as our sub-adviser or FS Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting in certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) us or GSO or FS Advisor committing fraud or other illicit acts in our or its investment advisory capacities. A decline in the value of assets owned by FSEP Funding or the occurrence of a Super-Collateralization Event under the facility could result in us being required to contribute additional assets to FSEP Funding, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our shareholders.

        The failure to meet collateral requirements under the facility or the occurrence of any other event of default which results in the termination of the facility may force FSEP Funding or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the facility, Deutsche Bank would have the right to the assets pledged as collateral supporting the amounts outstanding under the facility and could sell such assets in order to satisfy amounts due under the facility.

        Each borrowing under the facility is subject to the satisfaction of certain conditions. We cannot assure you that FSEP Funding will be able to borrow funds under the facility at any particular time or at all. See "Discussion of the Company's Expected Operating Plans—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the facility.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2011.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Reserved.

Item 5.    Other Information.

Appointment of New Members to our Board of Trustees

        On June 21, 2011, our board of trustees appointed Sidney R. Brown, Richard I. Goldstein and R. Richard Williams as new members of our board of trustees, effective as of such date. Messrs. Brown, Goldstein and Williams were appointed to serve for a term expiring at our 2012 Annual Meeting of Shareholders.

        Pursuant to our Amended and Restated Bylaws, our board of trustees may modify the number of members of our board of trustees. However, the number of trustees may not be fewer than the minimum number required by the Delaware General Corporation Law or greater than twelve, unless otherwise permitted by law. With the election of Messrs. Brown, Goldstein and Williams, our board of trustees consists of ten trustees. Our trustees are elected annually for a term of one year, and serve until their successors are duly elected and qualified. None of Messrs. Brown, Goldstein or Williams has been elected to serve as a member of our board of trustees pursuant to any agreement or understanding with us or any other person.

        Messrs. Brown, Goldstein and Williams will receive trustee fees and benefits consistent with our trustee compensation arrangement. To date, none of Messrs. Brown, Goldstein or Williams has been assigned to any committees.

        Set forth below is biographical information pertaining to Messrs. Brown, Goldstein and Williams.

Sidney R. Brown

        Sidney R. Brown, 54, has served as the chief executive officer of NFI, Inc., or NFI, a premier integrated supply chain solutions company, since the late 1990s. NFI, founded in 1932 as National Hauling, has evolved from a trucking company in a regulated environment, into one of the largest privately-held third party logistics companies in the United States. NFI in North America now consists of logistics, warehousing and distribution, transportation, intermodal, real estate, transportation brokerage, contract packaging, solar, global freight forwarding and NFI Canada. Mr. Brown is also the vice-chairman of the board of directors of Sun Bancorp, Inc., or SBI, and has served as a director, treasurer and secretary of SBI since 1990. In addition, Mr. Brown is a general partner of various real estate companies having extensive holdings with an emphasis on development and management of commercial and industrial real estate. He began his career working for Morgan Stanley in New York City as a financial analyst in the corporate finance department of the investment bank. Mr. Brown is also a director of Sun National Bank, J & J Snack Foods Corp. and Delta Paper Corporation. Mr. Brown received a B.S.B.A. in Finance from Georgetown University and an MBA from Harvard University.

Richard I. Goldstein

        Richard I. Goldstein, 50, has served as a managing director of Liberty Associated Partners, LP, or LAP, since 2000 and Associated Partners, LP, or AP, since 2006, both investment funds that make private and public market investments in communications, media, Internet and energy companies. Prior to joining LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc., or AGI, a multi-billion dollar publicly-traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a director, and was responsible for operating AGI's cellular telephone operations. Mr. Goldstein is currently a member of the board of directors of CURRENT Group, LLC and also served as a director of Intellon Corporation prior to its acquisition by Atheros Communications, Inc. He is also a member of the board of trustees of The Shipley School and has counseled many early stage companies. Mr. Goldstein received a B.S. in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

R. Richard Williams

        R. Richard Williams, 65, retired in 2000 as the chief executive officer of Valquip Corporation, the country's largest distributor of quarter-turn automated valves and electric heat-tracing systems, which Mr. Williams founded in 1977. Valquip Corporation had the leading market share in the process and power generation industries prior to being acquired by Tyco International in 2000. Mr. Williams has over thirty years of experience in the capital equipment business specializing in fluid control. He spent his early career in sales and management with Jamesbury Corporation, a major supplier of valves and controls. In addition, Mr. Williams has extensive audit and finance experience, having served for ten years on the board of HC Capital Trust (formerly Hirtle Callaghan Trust) and six years on its audit committee. Mr. Williams has also served on the board of Thomas Jefferson University Hospitals for over ten years and is currently chairman of the finance committee as well as vice-chairman of the board. In addition to his service on the boards of HC Capital Trust and Thomas Jefferson University Hospitals, Mr. Williams is currently chairman of Seaboard Advisors, which provides consulting services focused primarily on sales and marketing, and a director of Glenthorne Capital, Inc., which provides consulting services relating to strategic acquisitions. Mr. Williams is co-founder and chairman of the board of Boys' Latin of Philadelphia Charter School. Mr. Williams has served on the board and as vice-president of Aronimink Golf Club. He has also served on the boards of Community Academy and the Haverford School.

Amendment and Restatement of Bylaws

        On June 21, 2011, and effective as of such date, our board of trustees approved the amendment and restatement of our bylaws to provide that our annual meetings of shareholders will commence with the 2012 Annual Meeting of Shareholders.

Revolving Credit Facility

        On June 24, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, FSEP Funding, entered into a credit facility with Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility.

        The credit facility provides for borrowings in an aggregate amount up to $50,000,000. Prior to the time that our net assets exceed $25,000,000, the credit facility will be provided by Deutsche Bank to FSEP Funding on a non-committed basis. Once our net assets exceed $25,000,000, the credit facility will be provided on a committed basis.

        We may contribute cash or securities to FSEP Funding from time to time and will retain a residual interest in any assets contributed through our ownership of FSEP Funding. FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to Deutsche Bank are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the credit facility are non-recourse to us.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the credit facility.

Item 6.    Exhibits.

3.1		Second Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit (a)(3) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
3.2	*	Amended and Restated Bylaws of the Company.
4.1		Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with final prospectus filed pursuant to Rule 497 (File No. 333-169679) filed on May 12, 2011.)
4.2
Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.1
Investment Advisory and Administrative Services Agreement by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.2
Investment Sub-advisory Agreement between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.3
Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.4
Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5
Custody Agreement by and between the Company and The Bank of New York Mellon. (Incorporated by reference to Exhibit (j) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.6
Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.7	*	Credit Agreement, dated as of June 24, 2011, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto.
10.8	*	Asset Contribution Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC.
10.9	*	Investment Management Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC.
10.10	*	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 27, 2011.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)