Form 10-Q
period 2011-06-30
FS Energy & Power Fund
filed 2011-08-15
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

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

         The issuer has 2,826,432 shares of Common Shares outstanding as of August 12, 2011.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$180	$200
Deferred financing costs	131	—

Total assets	$311	$200

Liabilities
Financing costs payable	111	—

Total liabilities	$111	$—

Shareholders' Equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common shares, $0.001 par value, 450,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	550	383
Accumulated loss	(350)	(183)

Total shareholders' equity	$200	$200

Net asset value per common share at period end	$9.00	$9.00

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Operating expenses
Organization costs	$74	$167

Net decrease in net assets resulting from operations	$(74)	$(167)

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Six Months Ended June 30, 2011
Operations
Net decrease in net assets resulting from operations	$(167)
Capital share transactions
Capital contributions of investment adviser	944
Offering costs	(777)

Net increase in net assets resulting from capital share transactions	167

Total increase in net assets	—
Net assets at beginning of period	200

Net assets at end of period	$200

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Six Months Ended June 30, 2011
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(167)

Net cash used in operating activities	(167)

Cash flows from financing activities
Capital contributions of investment adviser	944
Offering costs	(777)
Deferred financing costs paid	(20)

Net cash provided by financing activities	147

Total decrease in cash and cash equivalents	(20)
Cash and cash equivalents at beginning of period	200

Cash and cash equivalents at end of period	$180

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations effective on July 18, 2011 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of its common shares in its continuous public offering to persons who are not affiliated with the Company or the Company's investment adviser, FS Investment Advisor, LLC, or FS Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2011, the Company had one wholly-owned financing subsidiary, FSEP Term Funding, LLC, or FSEP Funding, which was established on June 24, 2011. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned financing subsidiary. All significant intercompany transactions have been eliminated in consolidation.

        Since commencing its initial public offering and through August 12, 2011, the Company has sold 581,562 common shares for gross proceeds of $5,476. As of August 12, 2011, the Company had raised total gross proceeds of $25,680, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4).

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the period from September 16, 2010 (inception) through December 31, 2010 included in the Company's Registration Statement on Form N-2 (File No. 333-169679) filed on May 5, 2011. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 balance sheet is derived from the 2010 audited financial statements. The Company has evaluated the impact of subsequent events through the date the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

        Use of Estimates:    The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share information.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs are expensed as incurred. For the three and six months ended June 30, 2011, the Company incurred organization costs of $74 and $167, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FS Advisor, and have been recorded as a contribution to capital (see Note 4).

        Offering Costs:    The Company's offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to its continuous public offering of its common shares. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three and six months ended June 30, 2011, the Company incurred offering costs of $591 and $777, respectively, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

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

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

any, related to unrecognized tax liabilities as income tax expense in the Statement of Operations. During the six months ended June 30, 2011, the Company did not incur any interest or penalties.

Note 3. Recently Issued Accounting Standards

        In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. As the Company did not begin formal operations until July 18, 2011 upon satisfying the minimum offering requirement, the adoption of this guidance, including the gross presentation of Level 3 roll forward information, did not have a significant impact on the Company's consolidated financial statements or disclosures.

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Boards, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value" and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Note 4. Related Party Transactions

        The Company has entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor will be entitled to an annual base management fee of 2.0% of the average value of the Company's gross assets and an incentive fee based on the Company's performance.

        The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (Continued)

subordinated to a preferred return on adjusted capital, as defined in the Company's investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, will be an incentive fee on capital gains earned on liquidated investments from the Company's portfolio during operations prior to a liquidation of the Company and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company's incentive fee capital gains, which will equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, will equal 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

        The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, when it formally commenced operations upon satisfaction of the minimum offering requirement. Management fees will be paid on a quarterly basis in arrears. The Company will accrue for the capital gains incentive fee on a quarterly basis by calculating such fee as if it were due and payable as of the end of such period. While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to FS Advisor if the Company's entire portfolio were to be liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        The Company will also reimburse FS Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods.

        Franklin Square Holdings has funded offering costs and organization costs in the amount of $944 for the six months ended June 30, 2011. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Since inception, Franklin Square Holdings has funded $1,815 in offering and organization costs.

        Under the terms of the investment advisory and administrative services agreement, there is no liability on the Company's part for the offering or organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective. The investment advisory and administrative services agreement became effective

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (Continued)

upon satisfaction of the minimum offering requirement on July 18, 2011. At such time, FS Advisor became entitled to receive 1.5% of the gross proceeds raised from outside investors until all offering costs and organization costs funded by FS Advisor or its affiliates have been recovered.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional common shares at $9.00 per share. The principals will not tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of the Company's board of trustees agreed to purchase 1,444,871 common shares, and certain individuals and entities affiliated with GSO agreed to purchase 555,555 common shares, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,222,648 common shares for aggregate proceeds of $20,004, upon the satisfaction of the minimum offering requirement on July 18, 2011.

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC, the investment adviser to Franklin Square Holdings' first affiliated BDC, FS Investment Corporation. As a result, such members provide investment advisory services to both the Company and FS Investment Corporation. FB Income Advisor, LLC, which is controlled by Mr. Forman, the Company's chairman, president and chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FS Advisor nor FB Income Advisor, LLC is currently making private corporate debt investments for clients other than the Company and FS Investment Corporation, respectively, either one, or both, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation rather than to the Company.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

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

        The dealer manager for the Company's public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates and also serves as the dealer manager for FS Investment Corporation's continuous public offering of shares.

Note 5. Share Repurchase Program

        Beginning with the first calendar quarter following July 18, 2012, and on a quarterly basis thereafter, the Company intends to offer to repurchase common shares on such terms as may be determined by the Company's board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of the Company's board of trustees, such repurchases would not be in the best interests of the Company's shareholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases common shares, it intends to conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of common shares in its public offering. The offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

        The Company's board of trustees will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase common shares and under what terms:

  •
  the effect of such repurchases on the Company's qualification as a RIC (including the consequences of any necessary asset sales);

  •
  the liquidity of its assets (including fees and costs associated with disposing of assets);

  •
  the Company's investment plans and working capital requirements;

  •
  the relative economies of scale with respect to the Company's size;

  •
  the Company's history in repurchasing common shares or portions thereof; and

  •
  the condition of the securities markets.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 5. Share Repurchase Program (Continued)

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

Note 6. Revolving Credit Facility

        On June 24, 2011, FSEP Funding entered into a revolving credit facility, or the credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility.

        The credit facility provides for borrowings in an aggregate amount up to $50,000. Prior to the time that the Company's net assets exceed $25,000, the credit facility is provided by Deutsche Bank to FSEP Funding on a non-committed basis. Once the Company's net assets exceed $25,000, the credit facility will be provided on a committed basis.

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

        As of June 30, 2011, no amounts were outstanding under the credit facility. The Company incurred costs of $131 in connection with obtaining the credit facility, which the Company has recorded as deferred financing costs on its balance sheet and amortizes to interest expense over the life of the credit facility.

        Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the credit facility, or a decline in the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 6. Revolving Credit Facility (Continued)

Company's net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO, the sub-adviser to FS Advisor; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as the Company's sub-adviser or FS Advisor ceasing to act as the Company's investment adviser; (iv) the Company ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) the Company, GSO or FS Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or the Company; (e) the Company ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of the Company's net asset value below a specified threshold; and (g) fraud or other illicit acts by the Company, FS Advisor or GSO in its or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 7. Subsequent Events

Satisfaction of Minimum Offering Requirement and Commencement of Operations

        On July 18, 2011, the Company satisfied its minimum offering requirement and formally commenced its operations upon raising gross proceeds in excess of $2,500 from sales of its common shares in its continuous public offering to persons who are not affiliated with the Company or FS Advisor. On such date, the Company sold 357,921 common shares for gross proceeds of $3,294 pursuant to its public offering. Upon satisfaction of the minimum offering requirement, the Company also issued to principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO an aggregate of 2,222,648 common shares for aggregate proceeds of $20,004 in connection with the closing of the private placement conducted in April 2011.

Total Return Swap

        On August 11, 2011, EP Investments LLC, or EP Investments, the Company's newly-formed, wholly-owned financing subsidiary, entered into a total return swap, or TRS, for one or more senior secured floating rate loans with Citibank, N.A., or Citibank.

        A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 7. Subsequent Events (Continued)

security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

        The TRS with Citibank enables the Company, through its ownership of EP Investments, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire loans and incurring interest expense to a lender.

        Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $25,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay the debts of the Company. The obligations of EP Investments under the TRS are guaranteed by the Company.

        Pursuant to the terms of an investment management agreement that the Company has entered into with EP Investments, the Company acts as the manager of the rights and obligations of EP Investments under the TRS, including selecting the specific loans to be included in the TRS. Accordingly, the loans selected by EP Investments for purposes of the TRS are selected by the Company in accordance with its investment objectives and strategy to generate current income and long-term capital appreciation. In addition, pursuant to the terms of the TRS, EP Investments may select any loan or obligation available in the market to be included in the TRS that meets the obligation criteria set forth in the agreements between EP Investments and Citibank which collectively establish the TRS and are collectively referred to herein as the TRS Agreement.

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR + 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying loans.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 7. Subsequent Events (Continued)

Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each loan included in the TRS).

        Citibank may terminate the TRS on or after May 11, 2012. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share information)

Forward-Looking Statements

        The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

        Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

  •
  our future operating results;

  •
  our business prospects and the prospects of our portfolio companies;

  •
  the impact of the investments that we expect to make;

  •
  the ability of our portfolio companies to achieve their objectives;

  •
  our current and expected financings and investments;

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

  •
  our use of financial leverage;

  •
  our tax status;

  •
  the tax status of our portfolio companies; and

  •
  the timing and amount of distributions and dividends from our portfolio companies.

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

        We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on

Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who are not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under the Code.

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

        Our investment objectives are to generate current income and long-term capital appreciation. We anticipate that our portfolio will be comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We currently intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from other dealers or investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $25,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See "—Contractual Obligations." FS Advisor has engaged GSO to act as our investment sub-adviser. GSO is a subsidiary of The Blackstone Group L.P., or Blackstone. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to asset allocation and other guidelines set by FS Advisor.

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

Expenses

        Following the satisfaction of the minimum offering requirement on July 18, 2011, our primary operating expenses are the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee compensates FS Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FS Advisor is responsible for compensating our investment sub-adviser.

        We also reimburse FS Advisor for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

  •
  corporate and organizational expenses relating to offerings of our common shares, subject to limitations included in the investment advisory and administrative services agreement;

  •
  the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

  •
  the cost of effecting sales and repurchases of common shares and other securities;

  •
  investment advisory fees;

  •
  fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

  •
  interest payments on our debt or related obligations;

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

  •
  fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

  •
  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

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

Financial Condition, Liquidity and Capital Resources

        We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Since commencing our initial public offering and through August 12, 2011, we have sold 581,562 common shares for gross proceeds of $5,476. As of August 12, 2011, we have raised total gross proceeds of $25,680, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April.

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

        Prior to investing in securities of portfolio companies, we will invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

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

        The credit facility provides for borrowings in an aggregate amount up to $50,000. Prior to the time that our net assets exceed $25,000, the credit facility is provided by Deutsche Bank to FSEP Funding on a non-committed basis. Once our net assets exceed $25,000, the credit facility will be provided on a committed basis.

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

        Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds that Deutsche Bank will advance to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the credit facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that Deutsche Bank will advance against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO, the sub-adviser to FS Advisor; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as our sub-adviser or FS Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) us, GSO or FS Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. As of June 30, 2011, no amounts were outstanding under the credit facility. FSEP Funding was in compliance with the terms of the credit facility as of June 30, 2011.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On August 11, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, EP Investments, entered into a TRS for one or more senior secured floating rate loans with Citibank.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire loans and incurring interest expense to a lender.

        Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $25,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay our debts. The obligations of EP Investments under the TRS are guaranteed by us.

        Pursuant to the terms of an investment management agreement that we entered into with EP Investments, we act as the manager of the rights and obligations of EP Investments under the TRS, including selecting the specific loans to be included in the TRS. Accordingly, the loans selected by EP Investments for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and long-term capital appreciation. In addition, pursuant to the terms of the TRS, EP Investments may select any loan or obligation available in the market to be included in the TRS that meets the obligation criteria set forth in the TRS Agreement.

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR + 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying loans. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each loan included in the TRS).

        Citibank may terminate the TRS on or after May 11, 2012. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional common shares at $9.00 per share. The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of our board of trustees agreed to purchase 1,444,871 common shares, and certain individuals and entities affiliated with GSO agreed to purchase 555,555 common shares, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,222,648 common shares for aggregate proceeds of $20,004, upon the satisfaction of the minimum offering requirement on July 18, 2011.

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

        Subject to our board of trustees' discretion and applicable legal restrictions, our board of trustees intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. On July 21, 2011, our board of trustees declared our first regular semi-monthly cash distribution of $0.02605 per common share, payable on July 29, 2011 to shareholders of record on July 28, 2011. On August 10, 2011, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per common share each, which are expected to be paid on August 31, 2011 to shareholders of record on August 15, 2011 and August 30, 2011, respectively.

        We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our shareholders.

        We make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. shareholder.

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

Critical Accounting Policies

        Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

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

  •
  preliminary valuation conclusions will then be documented and discussed with our valuation committee;

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

        The fair values of our investments will be determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. We intend to value all of our Level 2 and Level 3 assets by using an independent third-party pricing service, which will provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize an independent third-party valuation service to value such investments. We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, Citibank will value the loans underlying the TRS based on quotes received from third-party dealers. The value of the TRS will be based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

        We will periodically benchmark the bid and ask prices received from the third-party pricing service and valuations received from the third-party valuation service, as applicable, against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value.

  Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest and dividend income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

  Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

        Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

  Organization Costs

        Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three and six months ended June 30, 2011, we incurred organization costs of $74 and $167, respectively, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception in September 2010 through June 30, 2011, we incurred aggregate organization costs of $350, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also "—Related Party Transactions."

  Offering Costs

        Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Registration Statement on Form N-2 relating to our continuous public offering of our common shares. We have charged offering costs against capital in excess of par value on the balance sheet. For the three and six months ended June 30, 2011, we incurred offering costs of $591 and $777, respectively, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception in September 2010 through June 30, 2011, we incurred aggregate offering costs of $1,465, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also "—Related Party Transactions."

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

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. As of June 30, 2011, we had not incurred any interest or penalties.

  Distributions

        Distributions to our common shareholders are recorded as of the record date. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

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

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to FS Advisor as if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it is required to provide such services, our sub-adviser, will be reimbursed for administrative expenses incurred on our behalf.

        The incentive fee consists of three parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and will be subordinated to a preferred return on adjusted capital, as defined in our investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized rate of 6.5%. The second part of the incentive fee, which we refer to as the incentive fee on capital gains during operations, will be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to our liquidation and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The third part of the incentive fee, which we refer to as the subordinated liquidation incentive fee, will equal 20.0% of the net proceeds from our liquidation in excess of adjusted capital, as calculated immediately prior to liquidation.

        We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, when we formally commenced operations upon satisfaction of the minimum offering requirement.

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO is a subsidiary of Blackstone. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to asset allocation and other guidelines set by FS Advisor.

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

Recently Issued Accounting Standards

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. As we did not begin formal operations until July 18, 2011 upon satisfying the minimum offering requirement, the adoption of this guidance, including the gross presentation of Level 3 roll forward information, did not have a significant impact on the Company's consolidated financial statements or disclosures.

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the Accounting Boards on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value" and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

        We have entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor is paid an annual base management fee of 2.0% of the average value of the Company's gross assets and an incentive fee based on the Company's performance, if applicable. See "—Contractual Obligations." We also reimburse FS Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods.

        Since inception, Franklin Square Holdings has funded offering costs and organization costs in the amount of $1,815. We have recorded these as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by us.

        Under the terms of the investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective. The investment advisory and administrative services agreement became effective upon satisfaction of the minimum offering requirement on July 18, 2011. At such time, FS Advisor became entitled to receive 1.5% of the gross proceeds raised from outside investors until all offering costs and organization costs funded by FS Advisor or its affiliates have been recovered.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional common shares at $9.00 per share. The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of our board of trustees agreed to purchase 1,444,871 common shares, and certain individuals and entities affiliated with GSO agreed to purchase 555,555 common shares, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,222,648 common shares for aggregate proceeds of $20,004, upon the satisfaction of the minimum offering requirement on July 18, 2011.

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC, the investment adviser to FS Investment Corporation. As a result, such members provide investment advisory services to both us and FS Investment Corporation. FB Income Advisor, LLC, which is controlled by Mr. Forman, our chairman, president and chief executive officer, was organized for the purpose of sourcing and managing income-oriented investments for institutions and high net worth individuals. While neither FS Advisor nor FB Income Advisor, LLC is currently making private corporate debt investments for clients other than us and FS Investment Corporation, respectively, either one, or both, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation rather than us.

        Our affiliate, Franklin Square Holdings, has agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our shareholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our shareholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we can bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

        FS2, the dealer manager for our continuous public offering, is an affiliate of FS Advisor and also serves as the dealer manager for FS Investment Corporation's continuous public offering of shares.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        On June 24, 2011, Deutsche Bank agreed to provide a $50,000 revolving credit facility to FSEP Funding, our wholly-owned subsidiary. Pursuant to the terms of the facility, FSEP Funding will borrow at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more loans having a maximum notional amount of $25,000, or such greater amount as may be agreed to by Citibank. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

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

        As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q and the risk factors set forth in our final prospectus filed pursuant to Rule 497 (File No. 333-169679) on May 12, 2011, as supplemented and amended, you should consider carefully the following information before making an investment in our common shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline, and you may lose all or part of your investment.

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

        EP Investments has entered into a TRS for one or more senior secured floating rate loans with Citibank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the TRS between EP Investments and Citibank.

        A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire loans and incurring interest expense to a lender.

        The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant.

        A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, EP Investments is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to EP Investments under the TRS. EP Investments bears the risk of depreciation with respect to the value of the loans underlying the TRS and is required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying loans.

The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each loan included in the TRS). We have guaranteed the obligations of EP Investments under the TRS. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

        In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (b) a default by EP Investments or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (c) a merger of EP Investments or us meeting certain criteria; (d) either us or EP Investments amending its constituent documents in a manner that has or could reasonably be expected to have a material adverse effect; (e) our ceasing to be the sole owner of EP Investments; (f) our ceasing to be the investment manager of EP Investments or having authority to enter into transactions under the TRS on behalf of EP Investments, and not being replaced by an entity reasonably acceptable to Citibank; (g) FS Advisor ceasing to be our investment adviser or GSO ceasing to be the sub-adviser to FS Advisor; (h) EP Investments failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) EP Investments becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of EP Investments that may not be changed without the vote of our shareholders and that relates to EP Investments' performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn. In addition, Citibank may terminate any specific loan underlying the TRS that fails to satisfy the obligation criteria set forth in the TRS Agreement for at least 30 days.

        In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after May 11, 2012. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. Upon any termination of the TRS, EP Investments will be required to pay Citibank the amount of any decline in the aggregate value of the loans subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such loans. In the event that Citibank chooses to exercise its termination rights, it is possible that EP Investments will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if EP Investments controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

        In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        During the three months ended June 30, 2011, pursuant to a private placement of our common shares under Section 4(2) of the Securities Act of 1933, as amended, conducted in April 2011, we sold an aggregate of 2,222,648 common shares to certain principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO. The common shares were sold in the private placement at a price of $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. We received aggregate proceeds of $20,004,000 from the private placement.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Reserved.

Item 5.    Other Information.

Total Return Swap

        On August 11, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, EP Investments, entered into a TRS for one or more senior secured floating rate loans with Citibank.

        A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire loans and incurring interest expense to a lender.

        Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $25,000,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay our debts. The obligations of EP Investments under the TRS are guaranteed by us.

        Pursuant to the terms of an investment management agreement that we entered into with EP Investments, we act as the manager of the rights and obligations of EP Investments under the TRS, including selecting the specific loans to be included in the TRS. Accordingly, the loans selected by EP Investments for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and long-term capital appreciation. In addition, pursuant to the terms of the TRS, EP Investments may select any loan or obligation available in the market to be included in the TRS that meets the obligation criteria set forth in the TRS Agreement.

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR + 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying loans. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each loan included in the TRS).

        Citibank may terminate the TRS on or after May 11, 2012. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        In connection with the TRS, EP Investments has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (b) a default by EP Investments or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (c) a merger of EP Investments or us meeting certain criteria; (d) either us or EP Investments amending its constituent documents in a manner that has or could reasonably be expected to have a material adverse effect; (e) our ceasing to be the sole owner of EP Investments; (f) our ceasing to be the investment manager of EP Investments or having authority to enter into transactions under the TRS on behalf of EP Investments, and not being replaced by an entity reasonably acceptable to Citibank; (g) FS Advisor ceasing to be our investment adviser or GSO ceasing to be the sub-adviser to FS Advisor; (h) EP Investments failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) EP Investments becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of EP Investments that may not be changed without the vote of our shareholders and that relates to EP Investments' performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn. In addition, Citibank may terminate any specific loan underlying the TRS that fails to satisfy the obligation criteria set forth in the TRS Agreement for at least 30 days.

        The summary descriptions of the TRS and the TRS Agreement contained in this quarterly report on Form 10-Q are qualified in their entirety by the full text of the agreements constituting the TRS Agreement, copies of which are attached to this quarterly report on Form 10-Q as Exhibits 10.11, 10.12, 10.13 and 10.14 and are incorporated herein by reference.

Termination of Certain Agreements

        On July 15, 2011, we and The Bank of New York Mellon, together with its affiliates, or BNYM, agreed to terminate, effective as of October 31, 2011 or such later date as the parties mutually agree, the custodian services agreement, dated as of April 1, 2011, between BNYM and us and the administration and accounting services agreement between the parties. We and BNYM have commenced a transition process and we are currently in discussions with a number of reputable financial institutions that we expect will be able to fulfill our needs in providing the services currently provided by BNYM without disruption. The termination of the custodian services agreement and the administration and accounting services agreement followed a determination by the parties that the arrangement was no longer mutually beneficial. We do not believe that such termination will have a material adverse impact on our operations or financial condition.

        Under the custodian services agreement, BNYM holds all of our portfolio securities and cash and transfers such securities or cash pursuant to instructions provided by us. Under the administration and accounting services agreement, BNYM assists us in performing certain of our administrative and accounting functions, including corporate governance matters and accounting services relating to management of our portfolio. No termination or other fees are payable in connection with the termination of the custodian services agreement and the administration and accounting services agreement.

Item 6.    Exhibits.

3.1	Second Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit (a)(3) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with prospectus supplement filed pursuant to Rule 497 (File No. 333-169679) filed on August 2, 2011.)

4.2	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.1	Investment Advisory and Administrative Services Agreement by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.2	Investment Sub-advisory Agreement between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.3	Dealer Manager Agreement by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.5	Custody Agreement by and between the Company and The Bank of New York Mellon. (Incorporated by reference to Exhibit (j) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.6	Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.7	Credit Agreement, dated as of June 24, 2011, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)

10.8	Asset Contribution Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)

10.9	Investment Management Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)

10.10	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)

10.11	*	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A.

10.12	*	Confirmation Letter Agreement, dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A.

10.13	*	Guarantee, dated as of August 11, 2011, by the Company in favor of Citibank, N.A.

10.14	*	Investment Management Agreement, dated as of August 11, 2011, by and between the Company and EP Investments LLC.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2011.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)