Form 10-Q
period 2011-09-30
FS Energy & Power Fund
filed 2011-11-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.
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

         The issuer has 4,847,165 common shares of beneficial interest outstanding as of November 11, 2011.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Investments, at fair value (amortized cost—$35,190 and $0, respectively)	$33,544	$—
Cash	6,190	200
Due from counterparty	7,878	—
Reimbursement from sponsor(1)	216	—
Interest receivable	322	—
Receivable for common shares purchased	111	—
Deferred financing costs	121	—

Total assets	$48,382	$200

Liabilities
Unrealized loss on total return swap(2)	$140	$—
Payable for investments purchased	2,998	—
Credit facility payable	13,462	—
Shareholder distributions payable	185	—
Management fees payable	100	—
Administrative services fees payable	95	—
Interest payable	23	—
Other accrued expenses and liabilities	200	—

Total liabilities	17,203	—

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 3,717,767 and 22,222 shares issued and outstanding, respectively	$4	$—
Capital in excess of par value	33,305	383
Accumulated distributions in excess of net investment income(3)	(344)	(183)
Net unrealized depreciation on investments	(1,786)	—

Total shareholders' equity	31,179	200

Total liabilities and shareholders' equity	$48,382	$200

Net asset value per common share at period end	$8.39	$9.00

(1)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's total return swap agreement.

(3)
See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Investment income
Interest income	$474	$474
Operating expenses
Management fees	100	100
Administrative services expenses	95	95
Share transfer agent fees	35	35
Accounting and administrative fees	21	21
Interest expense	42	42
Organization costs	—	167
Other general and administrative expenses	48	48

Total operating expenses	341	508
Less: Expense reimbursement from sponsor(1)	(216)	(216)

Net expenses	125	292

Net investment income	349	182

Realized and unrealized gain/loss
Net realized gain on investments	62	62
Net change in unrealized appreciation (depreciation) on investments	(1,646)	(1,646)
Net change in unrealized appreciation (depreciation) on total return swap(2)	(140)	(140)

Total net realized and unrealized gain/loss on investments	(1,724)	(1,724)

Net increase (decrease) in net assets resulting from operations	$(1,375)	$(1,542)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$(0.52)	$(2.02)

Weighted average shares outstanding	2,652,869	762,978

(1)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Nine Months Ended September 30, 2011
Operations
Net investment income	$182
Net realized gain on investments	62
Net change in unrealized appreciation (depreciation) on investments	(1,646)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(140)

Net decrease in net assets resulting from operations	(1,542)

Shareholder distributions(2)
Distributions from net investment income	(343)
Distributions from net realized gain on investments	(62)

Net decrease in net assets resulting from shareholder distributions	(405)

Capital share transactions
Issuance of common shares	33,206
Reinvestment of shareholder distributions	63
Offering costs	(1,082)
Reimbursement of investment adviser(3)	(510)
Capital contributions of investment adviser	1,249

Net increase in net assets resulting from capital share transactions	32,926

Total increase in net assets	30,979
Net assets at beginning of period	200

Net assets at end of period	$31,179

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 5 for a discussion of the source of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Nine Months Ended September 30, 2011
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,542)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(38,322)
Paid-in-kind interest	(49)
Proceeds from repayments of investments	3,256
Net change in unrealized appreciation (depreciation) on investments	1,646
Net change in unrealized appreciation (depreciation) on total return swap(1)	140
Net realized gain on investments	(62)
Accretion of discount	(13)
Increase in due from counterparty	(7,878)
Increase in payable for investments purchased	2,998
Increase in interest receivable	(322)
Increase in receivable for common shares purchased	(111)
Increase in management fees payable	100
Increase in reimbursement from sponsor(2)	(216)
Increase in interest payable	23
Increase in administrative services fees payable	95
Increase in other accrued expenses and liabilities	200

Net cash used in operating activities	(40,057)

Cash flows from financing activities
Issuance of common shares	33,206
Reinvestment of shareholder distributions	63
Offering costs	(1,082)
Capital contributions of investment adviser	1,249
Reimbursement of investment adviser(3)	(510)
Shareholder distributions	(220)
Borrowings under credit facility	13,462
Deferred financing costs accrued	(121)

Net cash provided by financing activities	46,047

Total increase in cash	5,990
Cash at beginning of period	200

Cash at end of period	$6,190

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of September 30, 2011

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—44.2%
Dalbo Holdings, Inc., L+500, 2.0% LIBOR Floor, 8/15/12(d)	Service & Equipment	$2,000	$1,941	$1,833
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/1/17(d)	Power	1,575	1,544	1,536
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/1/17(d)	Power	2,925	2,868	2,885
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Midstream	1,000	1,017	1,022
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 4/30/16(d)	Service & Equipment	1,602	1,606	1,575
Hudson Products Holdings Inc., L+450, 3.0% LIBOR Floor, 8/25/15	Service & Equipment	1,689	1,607	1,499
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	3,500	3,451	3,428

Total Senior Secured Loans—First Lien			14,034	13,778

Senior Secured Loans—Second Lien—17.2%
Astoria Generating Company, L.P., L+375, 8/23/13(d)	Power	2,000	1,829	1,580
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/15/18(d)	Service & Equipment	2,500	2,574	2,283
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 1/7/16(d)(f)	Upstream	1,496	1,511	1,507

Total Senior Secured Loans—Second Lien			5,914	5,370

Senior Secured Bonds—14.9%
Hexion Specialty Chemicals, Inc., 8.9%, 2/1/18(d)(e)	Service & Equipment	2,750	2,479	2,314
Homer City Funding LLC, 8.1%, 10/1/19(d)	Power	1,600	1,498	1,364
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,029	983

Total Senior Secured Bonds			5,006	4,661

Subordinated Debt—31.2%
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,196	2,090
Chaparral Energy Inc., 8.9%, 2/1/17(d)	Upstream	1,750	1,810	1,698
NRG Energy, Inc., 8.3%, 9/1/20(d)(e)(f)	Power	3,750	3,665	3,640
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	1,250	1,253	1,116
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,312	1,191

Total Subordinated Debt			10,236	9,735

TOTAL INVESTMENTS—107.5%			$35,190	33,544

LIABILITIES IN EXCESS OF OTHER ASSETS—(7.5%)				(2,365)

NET ASSETS—100.0%				$31,179

Total Return Swap	Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 8)(f)	$16,433	$(140)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Denominated in U.S. Dollars.

(c)
Fair value determined by the Company's board of trustees (see Note 7).

(d)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)
Position or portion thereof unsettled as of September 30, 2011.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of its common shares of beneficial interest, or common shares, in its continuous public offering to persons who are not affiliated with the Company or the Company's investment adviser, FS Investment Advisor, LLC, or FS Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2011, the Company had two wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, which was established on June 16, 2011 and EP Investments LLC, or EP Investments, which was established on June 24, 2011. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Since commencing its initial public offering and through November 11, 2011, the Company has sold 2,602,295 common shares for gross proceeds of $25,508. As of November 11, 2011, the Company had raised total gross proceeds of $45,712, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4). During the nine months ended September 30, 2011, the Company sold 3,695,545 common shares (including shares sold in the April 2011 private placement) for gross proceeds of $34,344 at an average price per share of $9.29. The gross proceeds received during the nine months ended September 30, 2011 include reinvested shareholder distributions of $63. During the period from October 1, 2011 to November 11, 2011, the Company sold 1,129,398 common shares for gross proceeds of $11,168 at an average price per share of $9.89.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statement of changes in net assets and consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $1,075 for the nine months ended September 30, 2011.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the period from September 16, 2010 (inception) through December 31, 2010 included in the Company's Registration Statement on Form N-2 (File No. 333-169679) filed on May 5, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The December 31, 2010 balance sheet is derived from the 2010 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

        Use of Estimates:    The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share information.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the FDIC.

        Valuation of Portfolio Investments:    The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company's board of trustees. In connection with that determination, FS Advisor prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

        With respect to investments for which market quotations are not readily available, the Company has undertaken a multi-step valuation process each quarter, as described below:

  •
  the quarterly valuation process begins with each portfolio company or investment being initially valued by FS Advisor's management team, with such valuation potentially taking into account information received from the Company's sub-adviser or an independent valuation firm, if applicable;

  •
  preliminary valuation conclusions are then documented and discussed with the Company's valuation committee;

  •
  the valuation committee reviews the preliminary valuation and FS Advisor's management team, together with the Company's independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  the Company's board of trustees discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any third-party valuation firm, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company's financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the Company's financial statements. Below is a description of factors that the board of trustees may consider when valuing the Company's debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company's board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company's debt investments.

        Equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company's board of trustees, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company's actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        The Company's board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company's board of trustees may also consider the size and scope of a portfolio company and its specific strengths

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company's equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

        The fair values of the Company's investments are determined in good faith by its board of trustees. The Company's board of trustees is solely responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and consistently applied valuation process.

        The Company's investments as of September 30, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. The Company valued its total return swap, or TRS, in accordance with the agreements governing such arrangement. Pursuant to those agreements, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

        The Company periodically benchmarks the bid and ask prices received from the third-party pricing service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through its third-party pricing service. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        Revenue Recognition:    Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

        Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation:    Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

        Capital Gains Incentive Fee:    Pursuant to the terms of the investment advisory and administrative services agreement the Company entered into with FS Advisor, the incentive fee on capital gains earned on liquidated investments of the Company's portfolio during operations prior to a liquidation of the Company is determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company's methodology for accruing for this incentive fee includes unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the period ended September 30, 2011, no capital gains incentive fees were earned or accrued.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2011, the Company incurred organization costs of $0 and $167, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FS Advisor, and have been recorded as a contribution to capital (see Note 4).

        Offering Costs:    The Company's offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to its continuous public offering of its common shares. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three and nine months ended September 30, 2011, the Company incurred offering costs of $305 and $1,082, respectively, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

        Income Taxes:    The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its "investment company taxable income," which is

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 2. Summary of Significant Accounting Policies (Continued)

generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. The Company will not have to pay corporate-level federal income taxes on any income that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to maintain its RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the three and nine months ended September 30, 2011, the Company did not incur any interest or penalties.

        Distributions:    Distributions to shareholders are recorded as of the record date. The amount of distributions is determined by the Company's board of trustees on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Note 3. Recently Issued Accounting Standards

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

Note 4. Related Party Transactions

        The Company has entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company's gross assets and an incentive fee based on the Company's performance.

        The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subordinated to a preferred return on adjusted capital, as defined in the Company's investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains earned on liquidated investments from the Company's portfolio during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company's incentive fee capital gains, which equals the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

        The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of operations. During the three and nine months ended September 30, 2011, FS Advisor earned $100 in base management fees. Management fees are paid on a quarterly basis in arrears. As such, as of September 30, 2011, no management fees have been paid to FS Advisor.

        The Company accrues for the capital gains incentive fee on a quarterly basis by calculating such fee as if it were due and payable as of the end of such period. While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of realized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, the Company includes unrealized gains in the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 4. Related Party Transactions (Continued)

calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and nine months ended September 30, 2011, no capital gains incentive fees were earned or accrued.

        The Company also reimburses FS Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three and nine months ended September 30, 2011, the Company incurred administrative services charges of $95 attributable to FS Advisor. Of these charges, $4 related to the allocation of costs of administrative personnel for services provided to the Company by employees of FS Advisor and the remainder related to other reimbursable expenses.

        Franklin Square Holdings has funded offering costs and organization costs in the amount of $305 and $1,249 for the three and nine months ended September 30, 2011, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Since inception, Franklin Square Holdings has funded $2,120 in offering and organization costs.

        The dealer manager for the Company's public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. During the nine months ended September 30, 2011, FS2 retained $171 for selling commissions and dealer manager fees in connection with the sale of the Company's common shares.

        Under the terms of the investment advisory and administrative services agreement, when the Company's Registration Statement was declared effective by the SEC and upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $510 to FS Advisor and its affiliates during the nine months ended September 30, 2011. The reimbursements are recorded as a reduction of capital.

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

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC, the investment adviser to Franklin Square Holdings' other affiliated BDC, FS Investment Corporation. As a result, such personnel provide investment advisory services to both the Company and FS Investment Corporation. While neither FS Advisor nor FB Income Advisor, LLC is currently making private corporate debt investments for clients other than the Company and FS Investment Corporation, respectively, either one, or both, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation rather than to the Company.

        Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that, for tax purposes, the Company's net investment income and net capital gains are equal to or greater than the cumulative distributions paid to the Company's shareholders in each quarter. This arrangement is designed to ensure that no portion of the Company's distributions will represent a return of capital for the Company's shareholders. Franklin Square Holdings has no obligation to reimburse any portion of the Company's expenses but has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2011, the Company accrued $216 in reimbursements that Franklin Square Holdings agreed to pay. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by the Company's chairman, president and chief executive officer, Michael Forman, and its vice-chairman, David Adelman.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares through September 30, 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
September 30, 2011	$0.1303	$405

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 5. Distributions (Continued)

        On October 4, 2011, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which were paid on October 31, 2011 to shareholders of record on October 14, 2011 and October 28, 2011, respectively. On November 10, 2011, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which are expected to be paid on November 30, 2011 to shareholders of record on November 15, 2011 and November 29, 2011, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

        The Company has adopted an "opt in" distribution reinvestment plan for its shareholders. As a result, if the Company makes a distribution, its shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares of the Company.

        The Company may fund its cash distributions to shareholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common shares during the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	127	31%
Capital gains proceeds from the sale of assets	62	15%
Non-capital gains proceeds from the sale of assets	—	—
Expense reimbursement from sponsor	216	54%

Total	$405	100%

(1)
During the nine months ended September 30, 2011, 87% of the Company's gross investment income was attributable to cash interest earned and 13% was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $35,190 as of September 30, 2011. The aggregate net unrealized depreciation on a tax basis was $1,786 as of September 30, 2011. The Company's net investment income on a tax basis for the nine months ended September 30, 2011 was $343. The Company distributed all of its net investment income earned as of September 30, 2011.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 5. Distributions (Continued)

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of the Company's operations. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
GAAP-basis net investment income	$182
Deferral and amortization of organizational costs	161

Tax-basis net investment income	$343

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company's distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

        As of September 30, 2011, the components of accumulated earnings on a tax basis were as follows:

September 30, 2011
Distributable ordinary income	$—
Unamortized organizational costs	(344)
Unrealized depreciation on investments and total return swap(1)	(1,786)

$(2,130)

(1)
As of September 30, 2011, the gross unrealized appreciation on the Company's investments was $22. As of September 30, 2011, the gross unrealized depreciation on the Company's investments and total return swap was $(1,808).

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of September 30, 2011:

	September 30, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$14,034	$13,778	41%
Senior Secured Loans—Second Lien	5,914	5,370	16%
Senior Secured Bonds	5,006	4,661	14%
Subordinated Debt	10,236	9,735	29%

	$35,190	$33,544	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on debt investments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 6. Investment Portfolio (Continued)

        The Company does not "control" and is not an "affiliate" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2011, the Company had no such investments.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2011:

	September 30, 2011
Industry Classification	Fair Value	Percentage of Portfolio
Upstream	$11,030	33.0%
Midstream	1,022	3.0%
Downstream	983	2.9%
Service & Equipment	9,504	28.3%
Power	11,005	32.8%

Total	$33,544	100.0%

Note 7. Fair Value of Financial Instruments

        Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

        Level 1:    Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

        Level 2:    Inputs that are quoted prices for similar assets or liabilities in active markets.

        Level 3:    Inputs that are unobservable for an asset or liability.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 7. Fair Value of Financial Instruments (Continued)

        As of September 30, 2011, the Company's investments were categorized as follows in the fair value hierarchy:

	September 30, 2011
Valuation Inputs		Total Return Swap
	Investments
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	33,544	(140)

	$33,544	$(140)

        The Company's investments as of September 30, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. The Company valued its TRS in accordance with the agreements governing such arrangement. Pursuant to those agreements, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

        The Company periodically benchmarks the bid and ask prices received from the third-party pricing service against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company's experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        The following is a reconciliation for the nine months ended September 30, 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2011
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount (Amortization of premium)	9	8	3	(7)	13
Net realized gain	—	—	—	62	62
Net change in unrealized appreciation (depreciation)	(256)	(544)	(345)	(501)	(1,646)
Purchases	14,127	5,910	5,003	13,282	38,322
Paid-in-kind interest	—	—	—	49	49
Sales and redemptions	(102)	(4)	—	(3,150)	(3,256)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$13,778	$5,370	$4,661	$9,735	$33,544

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(256)	$(544)	$(345)	$(439)	$(1,584)

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap

        On August 11, 2011, EP Investments entered into a TRS for one or more senior secured floating rate loans with Citibank, N.A., or Citibank.

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

        Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $25,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay the Company's debts. The obligations of EP Investments under the TRS are guaranteed by the Company.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap (Continued)

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral that may be required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying loans. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each loan included in the TRS).

        Citibank may terminate the TRS on or after May 11, 2012. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. Each of the loans underlying the TRS is required to be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. As of September 30, 2011, the fair value of the TRS was $(140). The fair value of the TRS is reflected as an unrealized loss on the consolidated balance sheet. The change in value of the TRS is reflected in the statement of operations as net change in unrealized depreciation on total return swap. As of September 30, 2011, EP Investments had selected 7 underlying loans with a total notional amount of $16,433 and posted $7,878 in cash collateral held by Citibank (of which only $6,870 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

        The Company incurred costs of $9 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the TRS. As of September 30, 2011, $8 of such deferred financing costs have yet to be amortized to interest expense.

        For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by EP Investments under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

        Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 8. Total Return Swap (Continued)

        The following is a summary of the underlying loans subject to the TRS as of September 30, 2011:

Underlying Loan	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Allison Transmission, Inc., L+275, 8/15/14	Service & Equipment	$1,855	$1,885	$30
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	3,015	2,815	(200)
BRSP LLC, L+450, 3.0% LIBOR Floor, 6/15/14	Power	3,066	3,035	(31)
La Paloma Generating Company, L+550, 1.5% LIBOR Floor, 5/15/18	Power	1,657	1,646	(11)
SemGroup Corporation, L+450, 1.3% LIBOR Floor, 6/15/18(1)	Midstream	1,910	1,990	80
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17	Upstream	1,945	1,938	(7)
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14	Service & Equipment	2,985	2,940	(45)

TOTAL		$16,433	$16,249	(184)

	Total TRS Accrued Income and Liabilities:			44

	Total TRS Market Value:			$(140)

(1)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets.

Note 9. Share Repurchase Program

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 9. Share Repurchase Program (Continued)

Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will not repurchase common shares in any calendar year in excess of 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter. The Company will offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the repurchase program at any time, upon 30 days' notice.

Note 10. Revolving Credit Facility

        On June 24, 2011, FSEP Funding entered into a revolving credit facility, or the credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. The credit facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis.

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

        As of September 30, 2011, $13,462 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $131 in connection with obtaining the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the credit facility. As of September 30, 2011, $113 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 1.92% as of September 30, 2011. Interest is paid quarterly in arrears, and commences November 20, 2011. The Company recorded interest expense of $41 for the nine months ended September 30, 2011, of which $18 related to the amortization of deferred financing costs. The Company has not paid any interest expense for the nine months ended September 30, 2011. The average borrowings under the credit facility for the nine months ended September 30, 2011 were $6,691, with a weighted average interest rate of 1.91%.

        Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the credit facility, or a decline in the Company's net asset

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 10. Revolving Credit Facility (Continued)

value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation, (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as the Company's sub-adviser or FS Advisor ceasing to act as the Company's investment adviser; (iv) the Company ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) the Company, GSO or FS Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

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

Note 11. FSEP Term Funding, LLC

        The financial statements of FSEP Funding are maintained separately from those of the Company. The assets of FSEP Funding are pledged as collateral supporting the amounts outstanding under the credit facility and as such, are not available to pay the debts of the Company. The following is the balance sheet of FSEP Funding as of September 30, 2011:

September 30, 2011 (Unaudited)
Assets
Investments, at fair value (amortized cost—$32,566)	$31,023
Cash	454
Interest receivable	319
Deferred financing costs	113

Total assets	$31,909

Liabilities
Payable for investments purchased	$2,998
Credit facility payable	13,462
Due to FS Energy and Power Fund	27
Interest payable	23
Accrued expenses	129

Total liabilities	16,639

Member's equity	15,270

Total liabilities and member's equity	$31,909

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share information)

Note 12. Financial Highlights

        The following is a schedule of financial highlights of the Company for the period from July 18, 2011 (commencement of operations) through September 30, 2011:

Period from July 18, 2011 (commencement of operations) through September 30, 2011
Per Share Data:
Net asset value, beginning of period	$9.00
Results of operations(1)
Net investment income	0.13
Net realized and unrealized depreciation on investments and total return swap	(0.65)

Net increase (decrease) in net assets resulting from operations	(0.52)

Shareholder distributions(2)
Distributions from net investment income	(0.11)
Distributions from net realized gain on investments	(0.02)

Net decrease in net assets resulting from shareholder distributions	(0.13)

Capital share transactions
Issuance of common shares(3)	0.17
Offering costs(1)	(0.41)
Reimbursement to investment adviser(1)	(0.19)
Capital contributions of investment adviser(1)	0.47

Net increase (decrease) in net assets resulting from capital share transactions	0.04

Net asset value, end of period	$8.39

Shares outstanding, end of period	3,717,767

Total return(4)	(5.33)%

Ratio/Supplemental Data:
Net assets, end of period	$31,179

Ratio of net investment income to average net assets(5)	1.49%

Ratio of operating expenses to average net assets(5)	1.46%
Expense reimbursement from sponsor to average net assets(5)	(0.92)%

Net expenses to average net assets(5)	0.54%

Portfolio turnover(5)	11.88%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.

(2)
The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(3)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous offering.

(4)
The total return for the period from July 18, 2011 through September 30, 2011 was calculated by taking the net asset value per share as of September 30, 2011, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on July 18, 2011. The total return does not consider the effect of the sales load from the sale of the Company's common shares.

(5)
Weighted average net assets are used for this calculation. Ratios and portfolio turnover are not annualized.

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

  •
  the adequacy of our cash resources, financing sources and working capital;

  •
  the timing of cash flows, if any, from the operations of our portfolio companies;

  •
  our contractual arrangements and relationships with third parties;

  •
  actual and potential conflicts of interest with FS Advisor or GSO or either of their affiliates;

  •
  the dependence of our future success on the general economy and its effect on the industries in which we invest;

  •
  the use of borrowed money to finance a portion of our investments;

  •
  the ability of FS Advisor to locate suitable investments for us and to monitor and administer our investments;

  •
  the ability of FS Advisor or its affiliates to attract and retain highly talented professionals;

  •
  our ability to qualify and maintain our qualification as a RIC and as a BDC;

  •
  the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder; and

  •
  the effect of changes to tax legislation and our tax position.

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who are not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under the Code. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

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

  Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain, and net unrealized appreciation and depreciation. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of our total return swap.

        We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

        In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. No such fees were earned during the period from July 18, 2011 through September 30, 2011.

  Expenses

        Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee compensates FS Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FS Advisor is responsible for compensating our investment sub-adviser.

        We also reimburse FS Advisor for its performance of services related to our administration and operation, provided that such reimbursement must be the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor. We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

  •
  corporate and organizational expenses relating to offerings of our common shares, subject to limitations included in the investment advisory and administrative services agreement;

  •
  the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

  •
  the cost of effecting sales and repurchases of our common shares and other securities;

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

  •
  costs of proxy statements, shareholders' reports and notices;

  •
  fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

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

Portfolio Investment Activity For The Period from July 18, 2011 (commencement of operations) through September 30, 2011

        During the period from July 18, 2011 through September 30, 2011, we made investments in portfolio companies totaling $38,322. During the same period we received principal repayments of $3,256.

        As of September 30, 2011, our investment portfolio, with a total fair value of $33,544, consisted of interests in 18 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $402,400. The investments in our portfolio were purchased at an average price of 98.7% of par value, the weighted average credit rating of our portfolio was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the purchase price of our investments.

        The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2011:

	September 30, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$14,034	$13,778	41%
Senior Secured Loans—Second Lien	5,914	5,370	16%
Senior Secured Bonds	5,006	4,661	14%
Subordinated Debt	10,236	9,735	29%

	$35,190	$33,544	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on debt investments.

        We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2011, we held no such investments.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2011:

	September 30, 2011
Industry Classification	Fair Value	Percentage of Portfolio
Upstream	$11,030	33.0%
Midstream	1,022	3.0%
Downstream	983	2.9%
Service & Equipment	9,504	28.3%
Power	11,005	32.8%

Total	$33,544	100.0%

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2011:

	September 30, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$6,051	18%
2	24,549	73%
3	2,944	9%
4	—	—
5	—	—

	$33,544	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

        We commenced operations on July 18, 2011, when we raised in excess of $2,500 from persons who are not affiliated with us or FS Advisor. As a result, no comparisons with the comparable 2010 period have been included. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. From January 1, 2011 through July 18, 2011, the Company incurred organizational costs of $167 and offering costs of $777 which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the period from July 18, 2011 (commencement of operations) through September 30, 2011

  Revenues

        We generated investment income of $474 for the period from July 18, 2011 through September 30, 2011, in the form of interest earned on senior secured loans, senior secured bonds and subordinated debt in our portfolio. Such revenues represent $412 of cash interest earned as well as $62 in non-cash portions relating to accretion of discount and PIK interest for the period from July 18, 2011 through September 30, 2011. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments.

  Expenses

        Our total operating expenses were $341 for the period from July 18, 2011 through September 30, 2011. Our operating expenses include base management fees attributed to FS Advisor of $100 for the period from July 18, 2011 through September 30, 2011. Our operating expenses also include administrative services expenses attributed to FS Advisor of $95 for the period from July 18, 2011 through September 30, 2011.

        FS Advisor is eligible to receive incentive fees based on performance. No incentive fees were earned or accrued for the period from July 18, 2011 through September 30, 2011.

        We recorded interest expense of $42 for the period from July 18, 2011 through September 30, 2011 in connection with our credit facility and the amortization of deferred financing charges on our TRS. Fees incurred with BNY Mellon Asset Servicing, which provides various accounting and administrative services to us, totaled $21 for the period from July 18, 2011 through September 30, 2011. We incurred expenses with our share transfer agent of $35 for the period from July 18, 2011 through September 30, 2011.

        Our other general and administrative expenses totaled $48 for the period from July 18, 2011 through September 30, 2011, and consisted of the following:

Period from July 18, 2011 through September 30, 2011
Expenses associated with our independent audit and related fees	$13
Compensation of our chief compliance officer	1
Legal fees	4
Printing fees	12
Other	18

Total	$48

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the period from July 18, 2011 through September 30, 2011, the ratio of our operating expenses to our average net assets was 1.46% and the ratio of our net expenses to average net assets, which includes $216 of expense reimbursements from FS Advisor, was 0.54%. Our ratio of operating expenses to average net assets includes $42 related to interest expense on our credit facility and TRS. Without such interest expense, our ratio of expenses to average net assets would have been 1.28%. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

  Expense Reimbursement

        Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our shareholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our shareholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses, but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the period from July 18, 2011 through September 30, 2011, we accrued $216 in reimbursements that Franklin Square Holdings agreed to pay. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

  Net Investment Income

        Our net investment income totaled $349 ($0.13 per share) for the period from July 18, 2011 through September 30, 2011.

  Net Realized Gains or Losses

        We sold investments and received principal repayments of $3,256 during the period from July 18, 2011 through September 30, 2011, from which we realized net gains of $62.

  Net Change in Unrealized Appreciation (Depreciation) on Investments

        For the period from July 18, 2011 through September 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(1,646). The change in unrealized appreciation (depreciation) on our TRS was $(140) during this period. The change in unrealized appreciation (depreciation) on our investments during the period from July 18, 2011 through September 30, 2011 was primarily driven by a general widening of credit spreads during this period.

  Net Increase/Decrease in Net Assets Resulting from Operations

        For the period from July 18, 2011 through September 30, 2011, the net decrease in net assets resulting from operations was $1,375 ($0.52 per share).

Financial Condition, Liquidity and Capital Resources

        During the period from July 18, 2011 through September 30, 2011, we sold 3,695,545 common shares for gross proceeds of $34,344. The gross proceeds received during the period from July 18, 2011 through September 30, 2011 include reinvested shareholder distributions of $63. During the period from July 18, 2011 through September 30, 2011, we also incurred offering costs of $305 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $1,075 for the period from July 18, 2011 through September 30, 2011. These sales commissions and fees include $171 retained by FS2, which is one of our affiliates.

        As of November 11, 2011, we have sold 4,847,165 common shares for gross proceeds of $45,712, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

        We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees and interest earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous offering of our common shares. We accept subscriptions on a continuous basis and issue shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

        Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

        As of September 30, 2011, we had $6,190 in cash, which we have invested in interest bearing accounts, and $7,878 in cash held as collateral by Citibank under the terms of the TRS.

  Revolving Credit Facility

        On June 24, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, FSEP Funding, entered into a credit facility with Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. The credit facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis.

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

        As of September 30, 2011, $13,462 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $131 in connection with obtaining the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the credit facility.

As of September 30, 2011, $113 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 1.92% as of September 30, 2011. Interest is paid quarterly in arrears and commences November 20, 2011. We recorded interest expense of $41 for the period from July 18, 2011 through September 30, 2011, of which $18 related to the amortization of deferred financing costs. We have not paid any interest expense for the nine months ended September 30, 2011. The average borrowings under the credit facility for the nine months ended September 30, 2011 were $6,691, with a weighted average interest rate of 1.91%.

        Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the credit facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as our sub-adviser or FS Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) us, GSO or FS Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. As of September 30, 2011, $13,462 was outstanding under the credit facility. FSEP Funding was in compliance with the terms of the credit facility as of September 30, 2011.

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

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral that may be required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying loans. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each loan included in the TRS).

        Citibank may terminate the TRS on or after May 11, 2012. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. Each of the loans underlying the TRS is required to be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. As of September 30, 2011, the fair value of the TRS was $(140). The fair value of the TRS is reflected as an unrealized loss on our consolidated balance sheet. The change in value of the TRS is reflected in the statement of operations as net change in unrealized depreciation on total return swap. As of September 30, 2011, EP Investments had selected 7 underlying loans with a total notional amount of $16,433 and posted $7,878 in cash collateral held by Citibank (of which only $6,870 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheet.

        We incurred costs of $9 in connection with obtaining the TRS, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the TRS. As of September 30, 2011, $8 of such deferred financing costs have yet to be amortized to interest expense.

        For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by EP Investments under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

        Further, for purposes of Section 55(a) under the 1940 Act, we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

RIC Status and Distributions

        We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must distribute at least 90% of our "Investment Company Taxable Income," as defined by the Code, each year. As long as the distributions are declared by the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, our board of trustees intends to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our shareholders. No portion of the distributions paid during the period from July 18, 2011 through September 30, 2011 represented a return of capital for tax purposes.

        We make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares through September 30, 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
September 30, 2011	$0.1303	$405

        On October 4, 2011, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which were paid on October 31, 2011 to shareholders of record on October 14, 2011 and October 28, 2011, respectively. On November 10, 2011, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which are expected to be paid on November 30, 2011 to shareholders of record on November 15, 2011 and November 29, 2011, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common shares during the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	127	31%
Capital gains proceeds from the sale of assets	62	15%
Non-capital gains proceeds from the sale of assets	—	—
Expense reimbursement from sponsor	216	54%

Total	$405	100%

(1)
During the nine months ended September 30, 2011, 87% of our gross investment income was attributable to cash interest earned and 13% was attributable to non-cash accretion of discount and PIK interest.

        The aggregate cost of our investments for federal income tax purposes totaled $35,190 as of September 30, 2011. The aggregate net unrealized depreciation on a tax basis was $1,786 as of September 30, 2011. Our net investment income on a tax basis for the nine months ended September 30, 2011 was $343. We distributed all of our net investment income earned as of September 30, 2011.

        The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of our operations. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
GAAP-basis net investment income	$182
Deferral and amortization of organizational costs	161

Tax-basis net investment income	$343

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

        As of September 30, 2011, the components of accumulated earnings on a tax basis were as follows:

September 30, 2011
Distributable ordinary income	$—
Unamortized organizational costs	(344)
Unrealized depreciation on investments and total return swap(1)	(1,786)

$(2,130)

(1)
As of September 30, 2011, the gross unrealized appreciation on our investments was $22. As of September 30, 2011, the gross unrealized depreciation on our investments and total return swap was $(1,808).

Critical Accounting Policies

        Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

  Valuation of Portfolio Investments

        We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, FS Advisor prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly valuation process begins with each portfolio company or investment being initially valued by FS Advisor's management team, with such valuation potentially taking into account information received from our sub-adviser or an independent valuation firm, if applicable;

  •
  preliminary valuation conclusions are then documented and discussed with our valuation committee;

  •
  our valuation committee reviews the preliminary valuation, and FS Advisor's management team, together with our independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  our board of trustees discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any third-party valuation firm, if applicable.

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

        Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of trustees, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to

EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        Our board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

        The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

        Our investments as of September 30, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. We valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our management's experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

  Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

        Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

  Capital Gains Incentive Fee

        Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FS Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio during operations prior to our liquidation is determined and payable in arrears as of the end of each calendar year. Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. As of September 30, 2011, we had not incurred any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the period from July 18, 2011 through September 30, 2011, we incurred $100 in base management fees and $95 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on performance. During the period from July 18, 2011 through September 30, 2011, no incentive fees have been earned or accrued.

        As of September 30, 2011, $13,462 was outstanding under the revolving credit facility between FSEP Funding and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between FSEP Funding and Deutsche Bank at September 30, 2011 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$13,462	$—	$13,462	$—	$—

(1)
At September 30, 2011, $36,538 remained unused under the credit facility.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value measurements. This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. As we did not begin formal operations until July 18, 2011 upon satisfying our minimum offering requirement, the adoption of this guidance, including the gross presentation of Level 3 roll forward information, did not have a significant impact on our consolidated financial statements or disclosures.

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

Related Party Transactions

        We have entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 6.5% hurdle, and 20% of net realized capital gains, if applicable. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our operations. During the three and nine months ended

September 30, 2011, FS Advisor earned $100 in base management fees. Management fees are paid on a quarterly basis in arrears. As such, as of September 30, 2011, no management fees have been paid to FS Advisor.

        We accrue for the capital gains incentive fee, on a quarterly basis by calculating such fee as if it were due and payable as of the end of such period. While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of realized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even through FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three and nine months ended September 30, 2011, no capital gains incentive fees were earned or accrued.

        We also reimburse FS Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three and nine months ended September 30, 2011, we incurred administrative services charges of $95 attributable to FS Advisor. Of these charges, $4 related to the allocation of costs of administrative personnel for services provided to us by employees of FS Advisor and the remainder related to other reimbursable expenses.

        Franklin Square Holdings has funded offering costs and organization costs in the amount of $305 and $1,249 for the three and nine months ended September 30, 2011, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by us (see Note 2). Since inception, Franklin Square Holdings has funded $2,120 in offering and organization costs.

        The dealer manager for our public offering is FS2, which is one of our affiliates. During the nine months ended September 30, 2011, FS2 retained $171 for selling commissions and dealer manager fees in connection with the sale of our common shares.

        Under the terms of the investment advisory and administrative services agreement, when our Registration Statement was declared effective by the SEC and upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we exceeded our minimum offering requirement. We paid total reimbursements of $510 to FS Advisor and its affiliates during the nine months ended September 30, 2011. The reimbursements are recorded as a reduction of capital.

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

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC, the investment adviser to Franklin Square Holdings' other affiliated BDC, FS Investment Corporation. As a result, such personnel provide investment advisory services to both us and FS Investment Corporation. While neither FS Advisor nor FB Income Advisor, LLC is currently making private corporate debt investments for clients other than us and FS Investment Corporation, respectively, either one, or both, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation rather than to us.

        Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that, for tax purposes, our net investment income and net capital gains are equal to or greater than the cumulative distributions paid to our shareholders in each quarter. This arrangement is designed to ensure that no portion of our distributions will represent a return of capital for our shareholders. Franklin Square Holdings has no obligation to reimburse any portion of our expenses but has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. During the three and nine months ended September 30, 2011, we accrued $216 in reimbursements that Franklin Square Holdings agreed to pay. To the extent reimbursements may be needed in the future, there can be no assurance that Franklin Square Holdings will provide any such reimbursements. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman.

        On September 22, 2011, Michael Forman, our president, chief executive officer and chairman, transferred certain real estate interests to an entity controlled by Thomas J. Gravina, one of our trustees. In connection with the transaction, Mr. Forman will own a minority interest in the entity to which the real estate assets were transferred and will also serve as a director of such entity.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of September 30, 2011, 10 of our portfolio investments paid variable interest rates and the remainder (eight) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable rate investments, and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        On June 24, 2011, Deutsche Bank agreed to provide a $50,000 revolving credit facility to FSEP Funding, our wholly-owned subsidiary. Pursuant to the terms of the facility, FSEP Funding borrows at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more loans having a maximum notional amount of $25,000, or such greater amount as may be agreed to by Citibank. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2011:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 35 basis points	$3,992	$(280)	$3,712
Up 100 basis points	3,932	(498)	3,434
Up 200 basis points	4,059	(659)	3,400
Up 300 basis points	4,314	(820)	3,494

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation/depreciation on the TRS. Assumes no change in defaults or prepayments by portfolio companies.

        We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2011, we did not engage in interest rate hedging activities.

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

        As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 and our final prospectus filed pursuant to Rule 497 (File No. 333-169679) on May 12, 2011, as supplemented and amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        During the three months ended September 30, 2011, we issued 6,655 common shares under our distribution reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Reserved.

Item 5.    Other Information.

  Custody Agreement

        On November 14, 2011, we entered into a custodian agreement with State Street Bank and Trust Company, or SSBT, effective as of November 16, 2011. Under the custodian agreement, SSBT will hold all of our portfolio securities and cash, and transfer such securities or cash pursuant to our instructions. The custodian agreement has an initial term ending November 16, 2014, which shall automatically renew for successive one-year terms unless a written notice of non-renewal is delivered by the non-renewing party no later than ninety (90) days prior to the expiration of the term.

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
4.3		Amended and Restated Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 14, 2011.)
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
10.6	*	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund.
10.7
Escrow Agreement by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.8
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

10.10		Investment Management Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.11
Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.12
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011)
10.13
Confirmation Letter Agreement, dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011)
10.14		Guarantee, dated as of August 11, 2011, by the Company in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011)
10.15
Investment Management Agreement, dated as of August 11, 2011, by and between the Company and EP Investments LLC. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2011.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)