Form 10-K
period 2011-12-31
FS Energy & Power Fund
filed 2012-03-30
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund

(Exact name of registrant as specified in its charter)

Delaware	27-6822130
(State of Incorporation)	(I.R.S. Employer Identification Number)
Cira Centre 2929 Arch Street, Suite 675
Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value
$0.001 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

         There is no established market for the Registrant's common shares of beneficial interest. The Registrant is currently conducting an ongoing public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.05 per share, with discounts available for certain categories of purchasers, or at a price per share, after deduction of selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

         There were 14,735,310 shares of the Registrant's common shares of beneficial interest outstanding as of March 29, 2012.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement relating to the Registrant's 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2011

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 to invest primarily in income-oriented securities of privately-held energy and power, or Energy, related companies and commenced operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

        We are managed by FS Investment Advisor, LLC, or FS Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FS Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO assists FS Advisor with identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to asset allocation and other guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, oversees $37.0 billion in assets under management as of December 31, 2011. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

        Our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. This investment policy may not be changed without at least 60 days prior notice to holders of our common shares of beneficial interest, or our common shares, of any such change. We will concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary area of focus will be the upstream, midstream and power sub-sectors of the Energy industry; however, we broadly define our "Energy Investment Universe" as follows:

  •
  Upstream—businesses that find, develop and extract energy resources, including natural gas, crude oil and coal, from onshore and offshore reservoirs;

  •
  Midstream—businesses that gather, process, store and transmit energy resources and their by-products, including businesses that own pipelines, gathering systems, gas processing plants, liquefied natural gas facilities and other energy infrastructure;

  •
  Downstream—businesses that refine, market and distribute refined energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers;

  •
  Service and Equipment—businesses that provide services and/or equipment to aid in the exploration and production of oil and natural gas, including seismic, drilling, completion and production activities, as well as those companies that support the operations and development of power assets; and

  •
  Power—businesses engaged in the generation, transmission and distribution of power and electricity or in the production of alternative energy.

        Our investment objectives are to generate current income and long-term capital appreciation. We seek to meet our investment objectives by:

  •
  utilizing the experience and expertise of FS Advisor and GSO in sourcing, evaluating and structuring transactions;

  •
  employing a conservative investment approach focused on current income and long-term investment performance;

  •
  focusing primarily on debt investments in a broad array of private Energy companies within the United States;

  •
  making select equity investments in certain Energy companies that have strong growth potential;

  •
  investing primarily in established, stable enterprises with positive cash flow and strong asset and collateral coverage so as to limit the risk of potential principal loss; and

  •
  maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative events within our portfolio.

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from other dealers or investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for federal income tax purposes and (iv) primarily own and operate Midstream and Upstream Energy companies. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $25,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

        During the year ended December 31, 2011, we made investments in portfolio companies totaling $95,199. During the same period, we received principal repayments of $3,564. As of December 31, 2011, our investment portfolio, with a total fair value of $91,642, consisted of interests in 21 portfolio companies (25% in first lien senior secured loans, 6% in second lien senior secured loans, 5% in senior secured bonds, 39% in subordinated debt and 25% in equity/other) with an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $374,800. As of December 31, 2011, the investments in our portfolio were purchased at an average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 48.1% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.8% based upon the purchase price of our investments.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FS Advisor or GSO in transactions originated by FS Advisor or GSO or their respective affiliates unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC, or co-invest alongside FS Advisor or GSO or their respective affiliates in accordance with existing regulatory guidance. However, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FS Advisor and GSO and/or their respective affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither FS Advisor nor GSO or their respective affiliates are obligated to offer us the right to participate in any transactions originated by them. Prior to obtaining exemptive relief, we intend to co-invest alongside FS Advisor or GSO or their respective affiliates only in accordance with existing regulatory guidance. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds—instead of managing to quarterly market expectations—and to pursue our investment objectives without subjecting our investors to the daily share price volatility associated with the public markets because our common shares are not listed on a national securities exchange.

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program beginning in the fourth calendar quarter of 2012, and on a quarterly basis thereafter. This will be the only method of liquidity that we offer prior to a liquidity event. Therefore, shareholders may not be able to sell their common shares promptly or at a desired price. We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the sale of common shares under our distribution reinvestment plan. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. Our board of trustees may amend, suspend or terminate the repurchase program at any time upon 30 days' notice.

        Although we do not currently intend to list our common shares on an exchange and do not expect a public market to develop for them in the foreseeable future, we intend to complete a liquidity event within five years following the completion of our offering stage. However, the offering period may extend for an indefinite period. Accordingly, shareholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two year period. However, there can be no assurance that we will be able to complete a liquidity event.

Status of Our Ongoing Public Offering

        Since commencing our initial public offering and through March 29, 2012, we have sold 12,467,991 common shares (as adjusted for share distributions) for gross proceeds of approximately $121,991. As of March 29, 2012, we had raised total gross proceeds of approximately $142,195, including proceeds of approximately $20,004 from common shares sold pursuant to a private placement to certain members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO.

Distributions

        The following table reflects the cash distributions per share that we have declared and paid on our common shares through December 31, 2011:

	Distribution
For the Year Ended	Per Share(1)	Amount
2011	$0.2837	$1,278

(1)
The amount of each per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        On January 11, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02579 per share each (as adjusted for share distributions), which were paid on January 31, 2012 to shareholders of record on January 13, 2012 and January 30, 2012, respectively. On February 14, 2012, our board of trustees declared a regular semi-monthly cash distribution of $0.02579 per share (as adjusted for share distributions) to shareholders of record on February 14, 2012 and a regular semi-monthly cash distribution of $0.02605 per share to shareholders of record on February 28, 2012, both of which were paid on February 29, 2012. On March 7, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on March 30, 2012 to shareholders of record on March 14, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        The following table reflects the share distribution per share that we have declared on our common shares to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2012
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

About FS Advisor

        FS Advisor is an affiliate of Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment products designed for the individual investor. FS Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by the same personnel that form the investment and operations team of FB Income Advisor, LLC and FSIC II Advisor, LLC. FB Income Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings' first affiliated business development company, FS Investment Corporation. FS Investment Corporation commenced operations on January 2, 2009, and is focused on generating current income and, to a lesser extent, long-term capital appreciation for shareholders, primarily by making investments in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2011, FS Investment Corporation had total assets of approximately $2.1 billion. FSIC II Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings' third affiliated business development company, FS Investment Corporation II. FS Investment Corporation II has not yet commenced operations, but is expected to pursue the same investment strategy as FS Investment Corporation.

        Our president and chief executive officer, Michael C. Forman, has led FS Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Advisor, Mr. Forman currently serves as president and chief executive officer of FB Income Advisor, LLC, FS Investment Corporation, FSIC II Advisor, LLC and FS Investment Corporation II.

        FS Advisor's senior management team has significant experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as business development companies. FS Advisor was staffed with 20 employees as of March 29, 2012 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS Advisor's management team, will allow FS Advisor to successfully execute our investment strategy.

        All investment decisions require the unanimous approval of FS Advisor's investment committee, which is currently comprised of Mr. Forman, David J. Adelman, the vice chairman of our board of trustees and the co-founder of Franklin Square Holdings, Gerald F. Stahlecker and Ryan D. Conley. Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance and, beginning with the second anniversary of the date of the investment advisory and administrative services agreement, will annually review the compensation we pay to FS Advisor and the compensation FS Advisor pays to GSO to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GSO

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to asset allocation and other guidelines set by FS Advisor. GSO's subsidiary, GSO / Blackstone Debt Funds Management LLC, or GDFM, serves as the investment sub-adviser to FS Investment Corporation and FS Investment Corporation II pursuant to investment sub-advisory agreements between GDFM and FB Income Advisor, LLC and FSIC II Advisor, LLC, respectively, the investment advisers to FS Investment Corporation and FS Investment Corporation II, respectively. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global asset manager. As of December 31, 2011, GSO managed approximately $37.0 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2011, funds managed by GSO have invested approximately $10.0 billion in Energy companies, including approximately $6.1 billion in secured loans, $2.0 billion in bonds, $1.7 billion in equity, and

$100 million in bankruptcy claims. As sub-adviser, GSO will utilize its experience in Energy investing and make recommendations to FS Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $166.2 billion as of December 31, 2011. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov.

Market Opportunity

        We believe that there are and will continue to be significant investment opportunities in income-oriented securities of privately-held Energy companies within the United States that will provide attractive risk-adjusted returns compared to other types of investments.

        Assets of Energy companies are growing both in size and importance to the global economy. The International Energy Agency's, or the IEA's, 2011 World Energy Outlook projects worldwide energy demand to grow 1.3% per annum from 2009-2035. This anticipated growth will need to be met with increased supply throughout the world. The IEA estimates that over $7.5 trillion must be invested in North American energy-supply infrastructure from 2011-2035 to support development of the long-lived energy assets that drive the production, transportation and use of energy and other commodities. Such investments are expected to be made across all sub-sectors of the Energy markets by the over 13,000 private companies and 300 public companies whose traded market capitalization exceeds $2 trillion.

        Across Energy industry sub-sectors, we see multiple factors which will necessitate additional and continued capital infusion. Upstream companies face the inherent production declines of oil and natural gas reserves, which in turn require large annual capital inflows to replace such lost production. This is particularly true for the growing supply of natural gas from the Haynesville, Marcellus, Barnett, Fayetteville and Eagle Ford shales, which in many cases have a first year production decline rate of over 75%. Developing many of these reservoirs requires increasingly complex drilling and completion techniques which cost considerably more than conventional techniques. In addition, the development of these new fields highlights that many of the Midstream assets throughout the U.S. are aging and are not ideally located, requiring that additional infrastructure be built to ensure this new supply reaches market. According to the IEA report, power projects will require nearly half of the $7.5 trillion required for investment in energy supply infrastructure from 2011-2035. This increased investment demand is principally due to a shift in the mix of power generation sources toward more capital intensive options such as nuclear, wind and solar. We believe these investment opportunities could increase significantly due to potential environmental regulations that are expected to impact certain fossil-fuel generation, particularly coal generation which comprises nearly one-half of current U.S. generation. We believe such market dynamics across these sub-sectors will present a large and growing investment opportunity for us.

        We believe that this large and diversified asset class maintains the following attractive and distinct investment characteristics:

  •
  Stable cash flows.    We seek to make investments in companies that have relatively stable cash flows. For example, we invest in Midstream companies that generate a substantial amount of their cash flow from contracted assets with limited commodity price risk. We invest in power companies that generate cash flow through a variety of contracts such as power purchase agreements which are intended to mitigate commodity price fluctuations. Our investments in Upstream companies generally focus on those companies which we believe have lower-risk, longer-lived assets that are generating strong cash flow and that have effectively hedged a portion of their production at known prices.

  •
  High barriers to entry.    Due to the high cost of construction and the extensive time required to obtain all the necessary environmental and regulatory approvals required to construct new energy infrastructure assets, the barriers to enter the sector are high. For example, it can take up to 15 years to obtain the necessary regulatory approvals for, and to ultimately complete construction of, a new nuclear power generating facility. As a result, it may be difficult to replicate an existing network of integrated energy infrastructure assets. These barriers to entry create a competitive advantage for existing Energy companies with significant operations. We believe such barriers produce more operating leverage and, correspondingly, reduce market risk.

  •
  Steady distributions with attractive growth profiles.    As mentioned above, national and global demand for Energy is expected to continue to expand over the long term due to growing demand from emerging markets, domestic economic growth, aging of existing infrastructure and the industry's dependence on fossil fuels, which are inherently finite resources. As Energy companies seek to finance these assets, we foresee a growing opportunity to make income-oriented investments. Given the strong asset value in much of the Energy industry, we believe there is significant support for additional debt within the capital structure of many Energy companies. This includes opportunities for senior debt, subordinated debt and equity securities with customarily increasing levels of risk and return. In general, we believe Energy companies will often seek to attract capital by paying investors a steady stream of current income with some opportunity to share in the long-term growth in their underlying markets. We believe such trends are well-aligned with our investment objectives.

Characteristics of and Risks Relating to Investments in Private Companies

        We invest primarily in income-oriented securities of privately-held companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves may often be illiquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, little public information generally exists about private companies, requiring an experienced due diligence team to analyze the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS Advisor and/or GSO to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

        Our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies. This investment policy may not be changed without at least 60 days prior notice to holders of our common shares of any such change. In accordance with the best interests of our shareholders, FS Advisor monitors our targeted investment mix as economic conditions evolve.

        When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

  •
  Deeply-rooted asset value.    We seek to invest in companies that have significant asset value rather than speculative investments that rely solely on rising energy commodity prices, exploratory drilling success or factors beyond the control of a portfolio company. We focus on Energy companies that have strong potential for enhancing asset value through factors within their control. Examples of these types of factors include operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. Such investments are expected to have significant collateral coverage and downside protection irrespective of the broader economy.

  •
  Defensible market positions.    We seek to invest in companies that have developed strong positions within their sub-sector and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantage through scale, scope, customer loyalty, product pricing or product quality, thereby minimizing business risk and protecting profitability.

  •
  Proven management teams.    We focus on companies that have experienced management teams with an established track record of success. We typically require our portfolio companies to have proper incentives in place to align management's goals with ours.

  •
  Commodity price management.    We seek to invest in companies that appropriately manage their commodity price exposure through the use of hedging with highly-rated counterparties, contracts such as power purchase agreements or tolling agreements and other instruments that seek to minimize the company's exposure to significant commodity price swings.

  •
  Diversification.    We seek to diversify our portfolio broadly among issuers and sub-sectors within the Energy Investment Universe, thereby attempting to reduce the risk of a downturn in any one company or sub-sector having a disproportionate impact on the value of our portfolio.

  •
  Viable exit strategy.    We attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths

        We believe that we offer the following potential competitive strengths:

  Global platform with seasoned investment professionals

        FS Advisor's senior management team believes that the breadth and depth of its experience, together with the wider resources of GSO's investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provides us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities worldwide.

  Long-term investment horizon

        Our long-term investment horizon gives us greater flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, we will not be required to return capital to our shareholders once we exit a portfolio investment. Such funds typically can only be invested once and must be returned to investors after a specific time period. These provisions often force private equity and venture capital funds to seek liquidity events, including initial public offerings, mergers or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, will provide us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

  GSO transaction sourcing capability

        FS Advisor seeks to leverage GSO's significant access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under "—Regulation," also through GSO's proprietary origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad network of GSO will produce a significant amount of investment opportunities for us. GSO also has a significant trading platform allowing us access to the secondary market for investment opportunities.

  Disciplined, income-oriented investment philosophy

        FS Advisor and GSO employ a conservative investment approach focused on current income and long-term investment performance. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

  Investment expertise across all levels of the corporate capital structure

        FS Advisor and GSO believe that their broad expertise and experience investing at all levels of a company's capital structure afford us numerous approaches to managing risk while preserving the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. In addition, we seek to leverage this broad-ranging capability to enable us to provide Energy companies with financing that most closely aligns with their particular capital needs. We believe that such flexibility is valuable to Energy companies and provides us with a competitive advantage over other capital providers that are more limited in the securities in which they invest.

Operating and Regulatory Structure

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" for a description of the fees we pay to FS Advisor.

        FS Advisor provides us with general ledger accounting, fund accounting, and investor and other administrative services. We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services. We have contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

        As a business development company, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See "—Regulation." We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

  Senior debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the least risk among all investments in a firm. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower. Generally, we expect that the variable interest rate on our first lien debt typically will range between 2.0% and 6.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate (LIBOR). We expect that the variable interest rate on second lien debt will range between 4.0% to 8.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

  Subordinated debt

        In addition to senior debt, we also may invest a portion of our assets in subordinated debt of private companies. Subordinated debt usually ranks junior in priority of payment to first lien and second lien secured loans and is often unsecured, but is situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt securities have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating interest rate of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

  Preferred equity

        Preferred equity typically includes a stated value or liquidation preference structurally ahead of common equity holders. Holders of preferred equity can be entitled to a wide range of voting and other rights, depending on the structure of each separate security. Preferred equity can also include a conversion feature whereby the securities convert into common stock based on established parameters according to set ratios. We seek to invest in primarily income-oriented equity securities of Energy companies in a manner consistent with our status as a BDC.

  Other equity securities

        We may also invest in other equity securities which are typically structurally subordinate to all other securities within the capital structure and do not have a stated maturity. As compared to more senior securities, equity interests have greater risk exposure, but also have the potential to provide a higher return. Some of these investments may take the form of common units in MLPs. MLPs typically pay their unitholders quarterly distributions, offering investors a current yield and the opportunity for a more stable return profile.

  Net profits interests, royalty interests, volumetric production payments (VPPs)

        We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Such non-operating interests do not include the rights and obligations of operating a mineral property (costs of exploration, development, operation) and do not bear any part of the net losses. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. A VPP is typically set to expire after a certain length of time or after a specified aggregate total volume of the commodity has been delivered. If the producer cannot meet the supply quota for a given period, the supply obligation rolls forward to future cycles until the buyer is made financially whole.

  Non-U.S. securities

        We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected favorably or unfavorably by changes in currency rates and exchange control regulations.

Sources of Income

        The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made and monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment annually.

Risk Management

        We seek to limit the downside potential of our investment portfolio by:

  •
  applying our investment strategy guidelines for portfolio investments;

  •
  requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

  •
  diversifying our portfolio, size permitting, with an adequate number of companies, across different sub-sectors of the Energy industry, with different types of collateral; and

  •
  negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

        Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of FS Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

  Affirmative covenants

        Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender's monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

  Negative covenants

        Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender's investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender's approval. In addition, certain covenants restrict a borrower's activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

        The investment professionals employed by FS Advisor and GSO have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Our Transaction Process

  Sourcing

        In order to source transactions, FS Advisor seeks to leverage GSO's significant access to transaction flow, along with GSO's trading platform, which allows for access to the secondary market for such debt securities, a key source of investment opportunities for us. GSO seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints, through GSO's proprietary origination channels. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO to generate access to originated transactions with attractive investment characteristics. We believe that the broad networks of FS Advisor and GSO will produce a significant pipeline of investment opportunities for us.

  Evaluation

        Initial review.    In its initial review of an investment opportunity to present to FS Advisor, GSO's transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FS Advisor, within the context of proper portfolio diversification, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GSO research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, FS Advisor and GSO conduct detailed due diligence investigations as necessary.

        Credit analysis/due diligence.    Before undertaking an investment, the transaction team conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

  •
  a full operational analysis to identify the key risks and opportunities of the target's business, including a detailed review of historical and projected financial results;

  •
  a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

  •
  on-site visits, if deemed necessary;

  •
  background checks to further evaluate management and other key personnel;

  •
  a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

  •
  financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

  •
  a review of management's experience and track record.

        When possible, our advisory team seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

  Execution

        Recommendation.    FS Advisor has engaged GSO to identify and recommend investment opportunities for its approval. GSO seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GSO's investment committee.

        Approval.    After completing its internal transaction process, GSO makes formal recommendations for review and approval by FS Advisor. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, GSO makes its staff available to answer inquiries by FS Advisor in connection with its recommendations. The consummation of a transaction requires unanimous approval of the members of FS Advisor's investment committee.

  Monitoring

        Portfolio monitoring.    FS Advisor, with the help of GSO, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FS Advisor and GSO work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company's business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company's board of directors or similar governing body.

        Typically, FS Advisor and GSO receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FS Advisor and GSO use this data, combined with due diligence gained through contact with the company's customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company's operating performance and prospects.

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

        FS Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of trustees reviews these investment ratings on a quarterly basis. In the event that our board of trustees or advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2011:

	December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$5,087	5%
2	85,077	93%
3	1,478	2%
4	—	—
5	—	—

	$91,642	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

        Valuation process.    Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FS Advisor and any other professionals or materials that our board of trustees deems worthy and relevant, including GSO and independent third-party valuation firms, if applicable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments."

        Managerial assistance.    As a business development company, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FS Advisor or GSO will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FS Advisor or GSO, will retain any fees paid for such assistance.

  Exit

        We attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Financing Arrangements

  Revolving Credit Facility

        On June 24, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, FSEP Term Funding, LLC, or FSEP Funding, entered into a credit facility with Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. The credit facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis.

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

        As of December 31, 2011, $20,518 was outstanding under the credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the credit facility.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On August 11, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, EP Investments LLC, or EP Investments, entered into a total return swap, or TRS, for one or more senior secured floating rate loans with Citibank, N.A., or Citibank.

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

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of December 31, 2011, the fair value of the TRS was $121. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the TRS.

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

        Further, for purposes of Section 55(a) under the 1940 Act, we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. See "—Regulation." We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Regulation

        We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the trustees be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

        The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities. Furthermore, our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies. This investment policy may not be changed without at least 60 days prior notice to holders of our common shares of any such change.

        We will generally not be able to issue and sell our common shares at a price below net asset value per share. See "Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth." We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current net asset value of our common shares if our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new common shares at a price below net asset value per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FS Advisor or GSO in transactions originated by FS Advisor or GSO or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FS Advisor or GSO or their respective affiliates in accordance with existing regulatory guidance. However, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FS Advisor and GSO and/or their respective affiliates. However, there can be no assurance that we will obtain such exemptive relief. Even if we receive exemptive relief, neither FS Advisor nor GSO or their respective affiliates are obligated to offer us the right to participate in any transactions originated by them. Prior to obtaining exemptive relief, we intend to co-invest alongside FS Advisor or GSO or their respective affiliates only in accordance with existing regulatory guidance.

  Qualifying Assets

        Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:

  1.
  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

  a.
  is organized under the laws of, and has its principal place of business in, the United States;

  b.
  is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

    c.
    satisfies any of the following:

    i.
    does not have any class of securities that is traded on a national securities exchange;

    ii.
    has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

    iii.
    is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

    iv.
    is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

  2.
  Securities of any eligible portfolio company that we control.

  3.
  Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

  4.
  Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

  5.
  Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

  6.
  Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

        In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

  Managerial Assistance to Portfolio Companies

        In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

  Temporary Investments

        Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for federal income tax purposes as described below under "—Taxation as a Regulated Investment Company." Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FS Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

  Senior Securities

        We are permitted, under specified conditions, to issue multiple classes of debt and one class of shares senior to our common shares if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors—Risks Related to Debt Financing" and "Item 1A. Risk Factors—Risks Related to Business Development Companies."

  Code of Ethics

        We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. We have attached our code of ethics as an exhibit to the registration statement of which our prospectus is a part. Shareholders may also read and copy the code of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov.

  Compliance Policies and Procedures

        We and FS Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of FS Advisor are responsible for administering these policies and procedures.

  Proxy Voting Policies and Procedures

        We have delegated our proxy voting responsibility to FS Advisor. The proxy voting policies and procedures of FS Advisor are set forth below. The guidelines are reviewed periodically by FS Advisor and our non-interested trustees, and, accordingly, are subject to change.

        As an investment adviser registered under the Advisers Act, FS Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of FS Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

        FS Advisor will vote proxies relating to our securities in the best interest of its clients' shareholders. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although FS Advisor will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

        The proxy voting decisions of FS Advisor are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FS Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

        Shareholders may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Energy and Power Fund, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104.

  Other

        We will be periodically examined by the SEC for compliance with the 1940 Act. We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

  Securities Exchange Act and Sarbanes-Oxley Act Compliance

        We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

  •
  pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

  •
  pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

  •
  pursuant to Rule 13a-15 of the Exchange Act, beginning with our fiscal year ending December 31, 2012, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

        The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a Regulated Investment Company

        We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our shareholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

        If we:

  •
  qualify as a RIC; and

  •
  satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

        We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

        In order to qualify as a RIC for federal income tax purposes, we must, among other things:

  •
  continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

  •
  derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or securities; and

  •
  diversify our holdings so that at the end of each quarter of the taxable year:

  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

  •
  no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships," or the Diversification Tests.

        For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

        Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "—Regulation—Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

        As a limited partner in the MLPs in which we seek to invest, we will receive our share of income, gains, losses, deductions, and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. We will incur a current tax liability on our share of an MLP's income and gains that is not offset by tax deductions, losses and credits, or our net operating loss carryforwards, if any. The percentage of an MLP's income and gains which is offset by tax deductions, losses and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement or to eliminate our liability for federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy such distribution requirements. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and become subject to corporate-level federal income tax. We may also recognize for federal income tax purposes gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed (or deemed distributed) in order to avoid liability for corporate-level federal income taxes on such gain.

        If we are unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required and any distributions would be taxable to our shareholders as ordinary dividend income. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder's tax basis, and any remaining distributions would be treated as a capital gain.

Employees

        We do not currently have any employees. Each of our executive officers aside from our chief compliance officer, Salvatore Faia, is a principal, officer or employee of FS Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FS Advisor. In the future, FS Advisor may retain additional investment personnel based upon its needs.

Available Information

        Within 60 days after each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record. In addition, we will distribute our annual report on Form 10-K to all shareholders within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsenergyandpowerfund.com and on the SEC's website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and shareholders should not consider information contained on our website to be part of this annual report on Form 10-K.

        We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Shareholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC's website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Item 1A.    Risk Factors

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline, and investors may lose all or part of their investment.

Risks Relating to an Investment in Our Common Shares

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer common shares than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling common shares below our net asset value per share.

        The purchase price at which an investor purchases common shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common shares. As a result, in the event of an increase to our net asset value per share, the purchase price for an investor may be higher than the prior semi-monthly closing price per share, and therefore an investor may receive a smaller number of common shares than if the investor had subscribed at the prior semi-monthly closing price.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their common shares if our board of trustees does not decrease the offering price in the event of a decline in our net asset value per share.

        The purchase price at which an investor purchases common shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common shares. In the event of a decrease to our net asset value per share, an investor could pay a premium of more than 5% for the common shares if our board of trustees does not decrease the offering price. A decline in our net asset value per share to an amount more than 5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of trustees, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of trustees believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of trustees will undertake to establish a new net offering price that is not more than 5% above our net asset value per share.

We are a relatively new company and have limited operating history.

        We were formed on September 16, 2010 and commenced operations on July 18, 2011 after meeting our minimum offering requirement of selling, in aggregate, $2.5 million in common shares to persons not affiliated with us or FS Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common shares could decline substantially.

If we are unable to raise substantial funds in our ongoing, continuous "best efforts" public offering, we will be limited in the number and type of investments we may make, and the value of an investment in us may be reduced in the event our assets under-perform.

        Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of the common shares. To the extent that less than the maximum number of common shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our common shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, shareholders will have limited liquidity and may not receive a full return of invested capital upon selling common shares.

        Our common shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. We intend to seek to complete a liquidity event for our shareholders within five years following the completion of our offering stage. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of trustees, in the exercise of its fiduciary duty to our shareholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in the best interests of our shareholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our common shares on a national securities exchange or (3) a merger or another transaction approved by our board of trustees in which our shareholders will receive cash or shares of a publicly traded company.

        Prior to the completion of a liquidity event, our share repurchase program may provide a limited opportunity for investors to achieve liquidity, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid by an investor for the common shares being repurchased.

        In making the decision to apply for listing of our common shares, our trustees will try to determine whether listing our common shares or liquidating our assets will result in greater value for our shareholders. In making a determination of what type of liquidity event is in the best interest of our shareholders, our board of trustees, including our independent trustees, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common shares, internal management requirements to become a perpetual life company and the potential for shareholder liquidity. If our common shares are listed, we cannot assure shareholders that a public trading market will develop. In addition, a liquidity event involving a listing of our common shares on a national securities exchange may result in certain restrictions on the ability of shareholders to sell their shares. Further, even if we do complete a liquidity event, shareholders may not receive a return of all of their invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her common shares.

        We intend to seek to complete a liquidity event for our shareholders within five years following the completion of our offering stage. We expect that our board of trustees, in the exercise of the requisite standard of care applicable to trustees under Delaware law and our declaration of trust and bylaws, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our shareholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our common shares on a national securities exchange or (3) a merger or another transaction approved by our board of trustees in which our shareholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for an investor's common shares will be limited to our share repurchase program, which we have no obligation to maintain.

The dealer manager in our continuous offering may be unable to sell a sufficient number common shares for us to achieve our investment objectives.

        The dealer manager for our public offering is FS2 Capital Partners, LLC, or our dealer manager. Our dealer manager has limited experience selling shares on behalf of a BDC. There is no assurance that it will be able to sell a sufficient number of common shares to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives, and shareholders could lose some or all of the value of their investment.

Because the dealer manager is one of our affiliates, investors will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty an investor faces as a shareholder.

        The dealer manager, FS2 Capital Partners, LLC, is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, an investor does not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous offering is dependent, in part, on the ability of the dealer manager to successfully establish, operate and maintain a network of broker-dealers.

        The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of the dealer manager to establish and maintain a network of licensed securities broker-dealers and other agents to sell our common shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Beginning in the fourth calendar quarter of 2012, we intend to offer to repurchase common shares on a quarterly basis. As a result, shareholders will have limited opportunities to sell their common shares and, to the extent shareholders are able to sell their common shares under the program, shareholders may not be able to recover the amount of their investment in our common shares.

        Beginning in the fourth calendar quarter of 2012, we intend to commence tender offers to allow shareholders to tender their common shares on a quarterly basis at a price equal to 90% of our public offering price in effect on the date of repurchase. The share repurchase program includes numerous restrictions that limit shareholders' ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the sale of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we will not repurchase common shares in any calendar year in excess of 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter; (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the amount of common shares they have purchased in the offering and must maintain a minimum balance of $5 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares put to us for repurchase exceeds the number of common shares that we are able to purchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our board of trustees may amend, suspend or terminate the repurchase program upon 30 days' notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase common shares, to suspend the plan and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell common shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

        When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that investors paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which an investor may sell common shares, which will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common shares in our offering.

        In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell common shares to us as part of our periodic share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

        Delays in investing the net proceeds of our offering may impair our performance. We cannot assure investors that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

        In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with FS Advisor or GSO in transactions originated by FS Advisor or GSO or their respective affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside FS Advisor or GSO or their respective affiliates in accordance with existing regulatory guidance. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FS Advisor and GSO and their respective affiliates. However, there can be no assurance that we will obtain such exemptive relief.

        Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

A shareholder's interest in us will be diluted if we issue additional common shares, which could reduce the overall value of an investment in us.

        Our investors do not have preemptive rights to any common shares we issue in the future. Our declaration of trust authorizes us to issue 450,000,000 common shares. Pursuant to our declaration of trust, a majority of our entire board of trustees may amend our declaration of trust to increase the number of authorized common shares without shareholder approval. After an investor purchases common shares, our board of trustees may elect to sell additional common shares in the future, issue equity interests in private offerings or issue share-based awards to our independent trustees or employees of FS Advisor. To the extent we issue additional equity interests after an investor purchases our common shares, an investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of their common shares.

Certain provisions of our declaration of trust and bylaws could deter takeover attempts and have an adverse impact on the value of our common shares.

        Our declaration of trust and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and our board of trustees may, without shareholder action, amend our declaration of trust to increase the number of our shares, of any class or series, that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common shares the opportunity to realize a premium over the value of our common shares.

Risks Relating to Our Business and Structure

Our board of trustees may change our investment policy by providing our shareholders with 60 days prior notice, or may modify or waive our current operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

        Our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies. This investment policy may be changed by our board of trustees if we provide our shareholders with at least 60 days prior notice. In addition, our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common shares. However, the effects might be adverse, which could negatively impact our ability to pay distributions to shareholders and cause shareholders to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from our public offering in ways with which investors may not agree or for purposes other than those contemplated at the time of our public offering. Finally, since our common shares are not expected to be listed on a national securities exchange, shareholders will be limited in their ability to sell their common shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

        Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding first lien and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. The pervasive forced selling and the resultant price declines led to the elimination or significant impairment of many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

        While loan prices have recovered from the low levels experienced during the financial crisis, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was impacted by the global financial crisis of 2008 and has yet to fully recover.

        Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

        Economic activity continues to be somewhat subdued as unemployment rates remain high. Despite this, capital has steadily flowed into the financial markets since the nadir of the credit crisis, as general risk aversion has subsided. As a result, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. The improving economic and market conditions which have driven these declines in credit spreads may reverse themselves if uncertainty returns to the markets. Such a reversal could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

        U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating of the U.S. from "AAA" to "AA+" in August 2011. The impact of this downgrade or any further downgrade to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from the recent downgrade or any further downgrade of the U.S. government's sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on FS Advisor's and GSO's ability to manage and support our investment process. If either FS Advisor or GSO were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

        Since we have no employees, we depend on the investment expertise, skill and network of business contacts of FS Advisor and GSO. FS Advisor, with the assistance of GSO, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FS Advisor and its senior management team. The departure of any members of FS Advisor's senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GSO may impact its ability to render services to us under the terms of its sub-advisory agreement with FS Advisor.

        Our ability to achieve our investment objectives depends on FS Advisor's ability, with the assistance of GSO, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FS Advisor's capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FS Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FS Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

        Both the investment advisory and administrative services agreement and the sub-advisory agreement that FS Advisor has entered into with GSO have termination provisions that allow the parties to terminate the agreements without penalty. In addition, the investment advisory and administrative services agreement may be terminated at any time, without penalty, by FS Advisor, upon 120 days' notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice by GSO or, if our board of trustees or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GSO should be terminated, by FS Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FS Advisor or for FS Advisor to replace GSO. Furthermore, the termination of either of these agreements may adversely impact the terms of our debt financing.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FS Advisor and GSO to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

        We expect that FS Advisor and GSO will depend on their relationships with private equity sponsors, investment banks and commercial banks, and we will rely to a significant extent upon these relationships, to provide us with potential investment opportunities. If FS Advisor or GSO fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FS Advisor and GSO have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

        We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas they have not traditionally invested in, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our board of trustees.

        Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common shares may not receive distributions or that our distributions may not grow over time.

        We intend to make distributions to our shareholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See "Item 1. Business—Regulation—Senior Securities."

The amount of any distributions we may make is uncertain. Our distribution proceeds have exceeded and in the future may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders for tax purposes, which will lower their tax basis in their common shares and reduce the amount of funds we have for investment in targeted assets.

        We intend to declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. We will pay these distributions to our shareholders out of assets legally available for distribution. While Franklin Square Holdings has, in the past, limited our expenses to ensure that such expenses were reasonable in relation to our income, we cannot assure shareholders that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a business development company may limit our ability to pay distributions. All distributions will be paid at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of trustees may deem relevant from time to time. We cannot assure shareholders that we will pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholder capital and will lower their tax basis in their common shares. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

If we internalize our management functions, a shareholder's interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

        Our board of trustees may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FS Advisor's assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and our common shares. The payment of such consideration could result in dilution of a shareholder's interest in us and could reduce the earnings per share attributable to their investment.

        In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FS Advisor under the investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are now being paid by FS Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FS Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our shareholders and the value of our common shares. As we are currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

        If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, individuals employed by FS Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from effectively managing our investments.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

        We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.

        Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FS Advisor and GSO to other types of investments in which FS Advisor and GSO may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder's investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

        We are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2012, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management's time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

        In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

We may experience fluctuations in our quarterly results.

        We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

As a new company with relatively few investments, our public offering may be deemed to be a "blind pool" offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our common shares.

        Other than those investments currently reflected in our portfolio, neither we nor FS Advisor or GSO has generally identified, made or contracted to make investments on our behalf with the proceeds from our public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our public offering prior to making a decision to purchase our common shares. An investor must rely on FS Advisor and GSO to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing our common shares. Because investors are not able to evaluate all of our investments in advance of purchasing our common shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder an investor's ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Risks Related to FS Advisor and Its Affiliates

FS Advisor has limited prior experience managing a business development company or a regulated investment company.

        While FS Advisor's management team consists of the same personnel that form the investment and operations team of FB Income Advisor, LLC, the investment adviser to FS Investment Corporation, and members of the management team have extensive experience investing in Energy companies, FS Advisor has limited prior experience managing a BDC or a RIC and has limited experience investing in Energy companies. Therefore, FS Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our common shares may entail more risk than the shares of a comparable company with a substantial operating history.

        The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, business development companies are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a business development company or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FS Advisor's limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FS Advisor and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

        FS Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FS Advisor to earn increased asset management fees. In addition, the decision to utilize leverage has increased our assets and, as a result, has increased the amount of management fees payable to FS Advisor.

We may be obligated to pay FS Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

        Our investment advisory and administrative services agreement entitles FS Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FS Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

        Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FS Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations FS Advisor's and GSO's senior management and investment teams have to other clients.

        The members of the senior management and investment teams of both FS Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FS Advisor also serve in similar capacities for FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to FS Investment Corporation and FS Investment Corporation II, respectively. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS Advisor to manage our day-to-day activities and to implement our investment strategy. FS Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of FB Income Advisor, LLC, FS Investment Corporation, FSIC II Advisor, LLC and FS Investment Corporation II. FS Advisor and its employees will devote only as much of its or their time to our business as FS Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FS Advisor relies to assist it with identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. These activities could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates. For example, GDFM, a subsidiary of GSO, serves as investment sub-adviser to FS Investment Corporation and FS Investment Corporation II.

The time and resources that individuals employed by FS Advisor and GSO devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FS Advisor and GSO are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

        Neither FS Advisor nor GSO, or individuals employed by FS Advisor and GSO, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. If we are able to obtain exemptive relief from the SEC, we also intend to co-invest with any such investment entity to the extent permitted by the 1940 Act, or the rules and regulations promulgated thereunder. There is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we could be limited in our ability to invest in certain portfolio companies in which GSO, GDFM or any of their or our affiliates, including FB Income Advisor, LLC, FS Investment Corporation, FSIC II Advisor, LLC and FS Investment Corporation II, are investing or are invested. Even if we are able to receive exemptive relief, we will be unable to participate in certain transactions originated by GSO or its affiliates prior to receipt of such relief. Affiliates of GSO, whose primary business include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GSO have no obligation to make their originated investment opportunities available to GSO or to us.

Our incentive fee may induce FS Advisor to make, and GSO to recommend, speculative investments.

        The incentive fee payable by us to FS Advisor may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FS Advisor is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage FS Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common shares. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since GSO will receive a portion of the advisory fees paid to FS Advisor, GSO may have an incentive to recommend investments that are riskier or more speculative.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

        As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. See "Item 1. Business—Regulation." Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a business development company would reduce our operating flexibility.

        If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

        As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater shareholder dilution.

        We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

        Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the current net asset value of the common shares if our board of trustees and independent trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders as well as those shareholders that are not affiliated with us approve such sale.

Our ability to enter into transactions with our affiliates is restricted.

        We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FS Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

        The net proceeds from the sale of common shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

        We invest primarily in senior and subordinated debt and select equity investments issued by private U.S.-based Energy companies.

        Senior debt.    When we invest in senior debt, either through secured term loans (1st lien and 2nd lien) or senior notes, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our senior debt may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company's subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the senior debt's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

        Subordinated debt.    Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

        Equity investments.    We expect to make select equity investments in income-oriented preferred or common equity interests, which may include interests in MLPs. In addition, when we invest in senior secured loans and notes or subordinated debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

        Net profits interests, royalty interests, volumetric production payments (VPPs).    We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production, or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. We will not have any operational control over these investments and our receipt of payments is contingent on the producer's ability to meet its supply obligations, which can make these types of investments highly speculative.

        Non-U.S. securities.    We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

        We intend to invest primarily in senior and subordinated debt and select equity investments issued by private U.S.-based Energy companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

        Even though we intend to generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

        We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are exposed to risks associated with changes in interest rates.

        We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. To mitigate such interest rate exposure, we intend to use our best efforts to ensure that a majority of our portfolio will be comprised of investments with floating interest rates. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

        EP Investments has entered into a TRS for one or more senior secured floating rate loans with Citibank. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the TRS between EP Investments and Citibank.

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

        In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See "—Risks Relating to Debt Financing" below.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

        Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.

        The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

        Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by our portfolio companies may harm our operating results.

        A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Investing in small and middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

        Investments in small and middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

  •
  may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

  •
  have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors' actions and changing market conditions, as well as general economic downturns;

  •
  are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

  •
  generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of FS Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

  •
  may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

        Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

        Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Finally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS Advisor and/or GSO to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

        We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

        We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Energy Company Risks

        Our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies. This investment policy may not be changed without at least 60 days prior notice to holders of our common shares of any such change. The revenues, income (or losses) and valuations of Energy companies can fluctuate suddenly and dramatically due to a number of factors.

While we intend to invest in a number of different issuers, because our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies, our portfolio will not be well diversified by industry.

        Our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies. We may invest substantially all of our assets in companies that derive the majority of their revenue from activities in the Energy sector, including companies that focus on Energy infrastructure. As there can be a correlation in the valuation of the securities in our portfolio, a change in value of the securities of one company may be accompanied by a decline in the valuations of the securities of other companies within the Energy industry that we may hold in our portfolio. A decline in value of the securities of such issuers or a downturn in the Energy sector might have a more severe impact on us than on an entity that is more broadly diversified among various industries.

An increase or decrease in commodity supply or demand may adversely affect our business.

        A decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, or a sustained decline in demand for such commodities may adversely impact the financial performance or prospects of Energy companies in which we may invest. Energy companies are subject to supply and demand fluctuations in the markets they serve which will be impacted by a wide range of factors, including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion of natural gas, natural gas liquids, crude oil or coal production, rising interest rates, declines in domestic or foreign production of natural gas, natural gas liquids and crude oil, accidents or catastrophic events and economic conditions, among others.

An increase or decrease in commodity pricing may adversely affect our business.

        The return on our prospective investments in Energy companies will be dependent on the margins received by those companies for the exploration, development, production, gathering, transportation, processing, storing, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. These margins may fluctuate widely in response to a variety of factors including global and domestic economic conditions, weather conditions, natural disasters, the supply and price of imported energy commodities, the production and storage levels of energy commodities in certain regions or in the world, political instability, terrorist activities, transportation facilities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices may also make it more difficult for Energy companies in which we may invest to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices.

Cyclicality within the Energy sector may adversely affect our business.

        Industries within the Energy sector are cyclical with fluctuations in commodity prices and demand for commodities driven by a variety of factors. The highly cyclical nature of the industries within the Energy sector may lead to volatile changes in commodity prices, which may adversely affect the earnings of Energy companies in which we may invest.

Changes in international, foreign, federal, state or local government regulation may adversely affect our business.

        Energy companies are subject to significant international, foreign, federal, state and local government regulation, including how facilities are constructed, maintained and operated, environmental and safety controls, and the prices they may charge for the products and services they provide. Various governmental authorities have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both. For example, many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an Energy company may face. More extensive laws, regulations or enforcement policies could be enacted in the future which would likely increase compliance costs and may adversely affect the financial performance of Energy companies in which we may invest.

Energy companies are subject to various operational risks.

        Energy companies are subject to various operational risks, such as disruption of operations, mining, drilling, or installation accidents, inability to timely and effectively integrate newly acquired assets, unanticipated operation and maintenance expenses, lack of proper asset integrity, underestimated cost projections, inability to renew or increased costs of rights of way, failure to obtain the necessary permits to operate and failure of third-party contractors to perform their contractual obligations. Thus, some Energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.

Energy companies that focus on exploration and production are subject to numerous reserve and production related risks.

        Exploration and production businesses are subject to overstatement of the quantities of their reserves based upon any reserve estimates that prove to be inaccurate, the possibility that no commercially productive oil, natural gas or other energy reservoirs will be discovered as a result of drilling or other exploration activities, the curtailment, delay or cancellation of exploration activities as a result of unexpected conditions or miscalculations, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with environmental and other governmental requirements and cost of, or shortages or delays in the availability of, drilling rigs and other exploration equipment, and operational risks and hazards associated with the development of the underlying properties, including natural disasters, blowouts, explosions, fires, leakage of crude oil, natural gas or other resources, mechanical failures, cratering and pollution.

Competition between Energy companies may adversely affect our business.

        The Energy companies in which we may invest face substantial competition in acquiring assets, expanding or constructing assets and facilities, obtaining and retaining customers and contracts, securing trained personnel and operating their assets. Many of their competitors may have superior financial and other resources.

Inability by companies in which we invest to make accretive acquisitions may adversely affect our business.

        The ability of Energy companies in which we may invest to grow and, where applicable, to increase dividends or distributions to their equity holders can be highly dependent on their ability to make acquisitions of infrastructure assets that result in an increase in free cash flow. In the event that such companies are unable to make such accretive acquisitions because they are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, because they are unable to raise financing for such acquisitions on economically acceptable terms, or because they are outbid by competitors, their future growth and ability to make or raise dividends or distributions will be limited and their ability to repay their debt and make payments to preferred equity holders may be weakened. Furthermore, even if these companies do consummate acquisitions that they believe will be accretive, the acquisitions may instead result in a decrease in free cash flow.

A significant accident or event that is not fully insured could adversely affect the operations and financial condition of Energy companies in which we may invest.

        The operations of Energy companies in which we may invest are subject to many hazards inherent in the transporting, processing, storing, distributing, mining, generating or marketing of natural gas, natural gas liquids, crude oil, coal, refined products, power or other commodities, or in the exploring, managing or producing of such commodities, including: damage to pipelines, storage tanks, vessels or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction or other equipment; leaks of natural gas, natural gas liquids, crude oil, refined products or other commodities; and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. Not all Energy companies are fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect the Energy company's operations and financial condition.

Energy reserves naturally deplete as they are produced over time and this may adversely affect our business.

        Energy reserves naturally deplete as they are produced over time. Many Energy companies are either engaged in the production of natural gas, natural gas liquids, crude oil or coal, or are engaged in transporting, storing, distributing and processing these items or their derivatives on behalf of shippers. To maintain or grow their revenues, these companies or their customers need to maintain or expand their reserves through exploration of new sources of supply, through the development of existing sources or through acquisitions. The financial performance of Energy companies in which we may invest may be adversely affected if they, or the companies to whom they provide services, are unable to cost-effectively acquire additional reserves sufficient to replace the depleted reserves. If an Energy company fails to add reserves by acquiring or developing them, its reserves and production will decline over time as the reserves are produced. If an Energy company is not able to raise capital on favorable terms, it may not be able to add to or maintain its reserves.

Infrastructure assets may be the future target of terrorist organizations.

        The terrorist attacks in the United States on September 11, 2001, had a disruptive effect on the economy and the securities markets. United States military and related action in the Middle East and elsewhere could have significant adverse effects on the U.S. economy and the stock market. Uncertainty surrounding military strikes or actions or a sustained military campaign may affect an Energy company's operations in unpredictable ways, including disruptions of fuel supplies and markets, and infrastructure assets could be direct targets, or indirect casualties, of an act of terror. The U.S. government has issued warnings that infrastructure assets, specifically the United States' pipeline infrastructure, may be the future target of terrorist organizations. In addition, changes in the insurance markets have made certain types of insurance more difficult, if not impossible, to obtain and have generally resulted in increased premium costs.

Certain Energy companies are dependent on their parents or sponsors for a majority of their revenues and may be subject to affiliate party risk.

        Certain Energy companies in which we may invest are dependent on their parents or sponsors for a majority of their revenues. Any failure by an Energy company's parent or sponsor to satisfy its payments or obligations would impact the Energy company's revenues and cash flows and ability to make distributions.

Changing economic, regulatory and political conditions in some countries, including political and military conflicts, may adversely affect the businesses in which we invest.

        Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes, boycotts and government inspections or requisitioning of vessels. These types of events could impact the delivery of commodities or impact pricing of commodities.

Risks Related to our Investments in MLPs

        An investment in MLP units involves certain risks which differ from an investment in the common stock of a corporation. Holders of MLP units have limited control and voting rights on matters affecting the partnership. In addition, there are certain tax risks associated with an investment in MLP units.

An MLP's cash flow, and consequently its distributions, are subject to operational and general energy industry risks, which may result in disparate quarterly distributions.

        A portion of the cash flow received by us may be derived from investments in the equity securities of MLPs. The amount of cash that an MLP has available for distributions and the tax character of such distributions depends upon the amount of cash generated by the MLP's operations. Cash available for distribution will vary from quarter to quarter and is largely dependent on factors affecting the MLP's operations and factors affecting the Energy industry in general. In addition to the risk factors described above, other factors which may reduce the amount of cash an MLP has available for distribution in a given quarter include increased operating costs, maintenance capital expenditures, acquisition costs, expansion, construction or exploration costs and borrowing costs.

Investments in MLPs may have limited liquidity.

        Although common units of some MLPs may trade on public exchanges, certain of these securities may trade less frequently, particularly those with smaller capitalizations. Securities with limited trading volumes may display volatile or erratic price movements. As a result, these securities may be difficult to dispose of at a fair price at the times when we believe it is desirable to do so. These securities are also more difficult to value, and our judgment as to value will often be given greater weight than market quotations, if any exist. Investment of our capital in securities that are less actively traded, or over time experience decreased trading volume, may restrict our ability to take advantage of other market opportunities. In addition, many MLP units are privately held.

Investments in MLPs are susceptible to interest rate fluctuation risks.

        Interest rate risk is the risk that securities will decline in value because of changes in market interest rates. The yields of equity and debt securities of MLPs are susceptible in the short-term to fluctuations in interest rates and, like treasury bonds, the prices of these securities typically decline when interest rates rise. Accordingly, our net asset value may be impacted by an increase in interest rates. Further, rising interest rates could adversely impact the financial performance of MLPs in which we invest by increasing their costs of capital. This may reduce their ability to execute acquisitions or expansion projects in a cost-effective manner.

Our investments in MLPs may be subject to additional fees and expenses, including management and incentive fees, and, as a result, our investments in MLPs may achieve a lower rate of return than our other investments.

        MLPs are subject to additional fees, some of which are paid regardless of the performance of its assets. We will pay certain management fees to the adviser entity of any MLP in which we invest. FS Advisor will also earn its base management fee from us based on our gross assets, including our investment in any such MLP; therefore, we will be paying both FS Advisor's base management fee and any management fees charged by an MLP. As a result, our investment returns attributable to MLPs in which we invest may be lower than other investments we select. In addition, because the fees received by an MLP adviser are typically based on the managed assets of the MLP, including the proceeds of any leverage it may incur, the MLP adviser has a financial incentive to utilize leverage, which may create a conflict of interest between the MLP adviser and us as a shareholder in the MLP.

Risks Relating to Debt Financing

The agreements governing FSEP Funding's revolving credit facility contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

        Our wholly-owned financing subsidiary, FSEP Funding, has entered into a revolving credit facility with Deutsche Bank. The agreements governing this facility contain default provisions such as: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of us or FSEP Funding; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us or FS Advisor or GSO in our or its investment advisory capacities. An event of default under the facility would result, among other things, in the termination of the availability of further funds under the facility and an accelerated maturity date for all amounts outstanding under the facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our shareholders and maintain our status as a RIC.

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

        Each borrowing under the facility is subject to the satisfaction of certain conditions. We cannot assure shareholders that FSEP Funding will be able to borrow funds under the facility at any particular time or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the facility.

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

        The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the net asset value attributable to our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FS Advisor.

Changes in interest rates may affect our cost of capital and net investment income.

        Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

        A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase of the amount of incentive fees payable to FS Advisor with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

        To qualify for and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See "Item 1. Business—Taxation as a Regulated Investment Company."

  •
  The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

  •
  The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of securities or similar sources.

  •
  The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

        If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

        For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is treated as a corporation, rather than a partnership, for federal income tax purposes.

        Our ability to meet our investment objectives will depend on the level of taxable income and distributions and dividends we receive from the MLPs and other Energy company securities in which we may invest, a factor over which we have no control. The benefit we derive from an investment in MLPs is largely dependent on the MLPs being treated as partnerships for federal income tax purposes. As a partnership, an MLP has no tax liability at the entity level. If, as a result of a change in current law or a change in an MLP's business, an MLP is treated as a corporation for federal income tax purposes, such MLP would be obligated to pay federal income tax on its income at the corporate tax rate. If an MLP were classified as a corporation for federal income tax purposes, the amount of cash available for distribution would be reduced and distributions received by us would be taxed under federal income tax laws applicable to corporate distributions (as dividend income, return of capital or capital gain). Therefore, treatment of an MLP as a corporation for federal income tax purposes would result in a reduction in the after-tax return to us, likely causing a reduction in the value of our common shares.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is unable to take advantage of certain tax deductions for federal income tax purposes and our income from investments in MLPs may exceed the cash received from such investments.

        As a limited partner in the MLPs in which we seek to invest, we will receive our share of income, gains, losses, deductions and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. We will incur a current tax liability on our share of an MLP's income and gains that is not offset by tax deductions, losses, and credits, or our net operating loss carryforwards, if any. The percentage of an MLP's income and gains which is offset by tax deductions, losses, and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to maintain our status as a RIC and to eliminate our liability for federal income tax. If our income from our investments in MLPs exceed the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy such distribution requirements. If we are unable to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and become subject to corporate-level federal income tax. We may also recognize gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed or deemed distributed in order to avoid liability for corporate-level federal income taxes on such gain.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.       Properties

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania, 19104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.       Legal Proceedings

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.       Mine Safety Disclosures

        Not applicable.

PART II

        Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        There is currently no market for our common shares, and we do not expect that a market for our common shares will develop in the foreseeable future. None of our common shares have been authorized for issuance under any equity compensation plans. Under Delaware law, our shareholders generally will not be personally liable for our debts or obligations.

        We are offering our common shares on a continuous basis at a price of $10.05 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that common shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of common shares pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common shares on a continuous basis, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share.

        A decline in our net asset value per share to an amount more than 5% below our current net offering price creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of trustees, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of trustees believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of trustees will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of trustees determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase common shares at a net offering price per share which represents a premium to the net asset value per share of greater than 5%.

        Set forth below is a chart describing the classes of our securities outstanding as of March 29, 2012:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	450,000,000	—	14,735,310

        As of March 29, 2012, we had 3,878 record holders of our common shares.

Distributions

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on either a monthly or quarterly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay interim special distributions in the form of cash or common shares at the discretion of our board of trustees. For example, our board of trustees may periodically declare share distributions in order to reduce our net asset value, or NAV, per share if necessary to ensure that we do not sell common shares at a price below NAV per share. Each year a statement on Form 1099-DIV, identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution), will be mailed to our shareholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the year ended December 31, 2011 represented a return of capital for tax purposes.

        Pursuant to an Expense Support and Conditional Reimbursement Agreement, dated as of February 14, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our net investment income for tax purposes, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

        Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders.

        We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory and administrative services agreement with FS Advisor, we will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

        During the year ended December 31, 2011, we received $216 in reimbursements from Franklin Square Holdings and accrued an additional $509 in reimbursements that Franklin Square Holdings has agreed to pay. As these obligations arose prior to the date on which we entered into the expense reimbursement agreement with Franklin Square Holdings, none of such amounts are subject to repayment by us in the future.

        From time to time and not less than quarterly, FS Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our shareholders funds received by us which FS Advisor deems unnecessary for us to retain.

        We intend to continue to make our ordinary distributions in the form of cash, out of assets legally available, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder. If shareholders hold common shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional common shares.

        To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares through December 31, 2011:

	Distribution
For the Year Ended	Per Share(1)	Amount
2011	$0.2837	$1,278

(1)
The amount of each per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        On January 11, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02579 per share each (as adjusted for share distributions), which were paid on January 31, 2012 to shareholders of record on January 13, 2012 and January 30, 2012, respectively. On February 14, 2012, our board of trustees declared a regular semi-monthly cash distribution of $0.02579 per share (as adjusted for share distributions) to shareholders of record on February 14, 2012 and a regular semi-monthly cash distribution of $0.02605 per share to shareholders of record on February 28, 2012, both of which were paid on February 29, 2012. On March 7, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on March 30, 2012 to shareholders of record on March 14, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive their distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common shares during the year ended December 31, 2011:

	Year Ended December 31, 2011
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	485	38%
Capital gains proceeds from the sale of assets	68	5%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	725	57%

Total	$1,278	100%

(1)
During the year ended December 31, 2011, 92.5% of our gross investment income was attributable to cash interest earned and 7.5% was attributable to non-cash accretion of discount and PIK interest.

        The aggregate cost of our investments for federal income tax purposes totaled $91,808 as of December 31, 2011. The aggregate net unrealized depreciation on a tax-basis, including our TRS, was $166 as of December 31, 2011. Our net investment income on a tax-basis for the year ended December 31, 2011 was $1,210. We distributed all of our tax-basis net investment income earned as of December 31, 2011.

        The difference between our net investment income based on U.S. generally accepted accounting principles, or GAAP, and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of our operations, the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Capital Gains Incentive Fee" for a discussion of the methodology used in calculating the capital gains incentive fee. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2011:

Year Ended December 31, 2011
GAAP-basis net investment income	$653
Deferral and amortization of organizational costs	155
Reversal of incentive fee accrual on unrealized gains	67
GAAP realized gains on total return swap	308
Accretion of discount on total return swap	27

Tax-basis net investment income	$1,210

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

        The following table reflects the share distribution per share that we have declared on our common shares to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2012
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

        The purpose of this special share distribution was to maintain a net asset value per share that was below the then-current offering price, after deduction of selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of trustees determined that our portfolio performance sufficiently warranted taking this action.

        The share distribution increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the share distribution was issued to all existing shareholders in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, our board of trustees determined that this issuance would not be dilutive to existing shareholders. As the share distribution did not change any shareholder's proportionate interest in us, it is not expected to represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2011, the components of accumulated earnings on a tax-basis were as follows:

December 31, 2011
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(67)
Unamortized organizational costs	(338)
Accretion of discount on total return swap	(27)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency(1)	(62)

$(494)

(1)
As of December 31, 2011, the gross unrealized appreciation on our investments and total return swap was $788. As of December 31, 2011, the gross unrealized depreciation on our investments and foreign currency was $850.

Item 6.    Selected Financial Data

        The following selected financial data for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010 is derived from our financial statements which have been audited by McGladrey & Pullen, LLP, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

	Year Ended December 31, 2011	Period from September 16, 2010 (Inception) to December 31, 2010
Statements of operations data:
Investment income	$1,394	$—
Operating expenses
Total expenses	1,466	183
Less: Expense reimbursement from sponsor	(725)	—

Net expenses	741	183

Net investment income (loss)	653	(183)
Realized and unrealized gain	314	—

Net increase (decrease) in net assets resulting from operations	$967	$(183)

Per share data (as adjusted for share distributions):
Net investment income (loss)—basic and diluted	$0.16	$(8.15)

Net increase (decrease) in net assets resulting from operations—basic and diluted	$0.23	$(8.15)

Distributions declared	$0.2837	$—

Balance sheet data:
Total assets	$112,732	$200

Credit facility payable	$20,518	$—

Total net assets	$67,685	$200

Other data:
Total return(1)	1.23%	—
Number of portfolio company investments at period end	21	—
Total portfolio investments for the period	$95,199	$—
Investment sales and prepayments for the period	$3,564	$—

(1)
The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions". The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

        Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

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

  •
  the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder; and

  •
  the effect of changes to tax legislation and our tax position.

        In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

  •
  changes in the economy;

  •
  risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

  •
  future changes in laws or regulations and conditions in our operating areas.

        We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who are not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

        Our investment policy is to invest, under normal circumstances, at least 80% of our assets in securities of Energy companies. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change.

        Our investment objectives are to generate current income and long-term capital appreciation. Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We currently intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from other dealers or investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $25,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

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

  Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain, net unrealized appreciation and depreciation and net unrealized gains and losses on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of our total return swap. Net unrealized gains and losses on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

        We may generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. No such revenues were earned during the period from July 18, 2011 through December 31, 2011. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. No such fees were earned during the period from July 18, 2011 through December 31, 2011.

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

  •
  federal and state registration fees;

  •
  federal, state and local taxes;

  •
  fees and expenses of trustees not also serving in an executive officer capacity for us or FS Advisor;

  •
  costs of proxy statements, shareholders' reports and notices;

  •
  fidelity bond, trustees and officers/errors and omissions liability insurance and other insurance premiums;

  •
  direct costs such as printing, mailing, long distance telephone and staff;

  •
  fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act;

  •
  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

  •
  brokerage commissions for the purchase and sale of our investments;

  •
  costs associated with our chief compliance officer; and

  •
  all other expenses incurred by FS Advisor, GSO or us in connection with administering our business, including expenses incurred by FS Advisor or GSO in performing administrative services for us and administrative personnel paid by FS Advisor, to the extent they are not controlling persons of FS Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Portfolio Investment Activity For The Period from July 18, 2011 (commencement of operations) through December 31, 2011

        During the period from July 18, 2011 through December 31, 2011, we made investments in portfolio companies totaling $95,199. During the same period, we received principal repayments of $3,564.

        As of December 31, 2011, our investment portfolio, with a total fair value of $91,642, consisted of interests in 21 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $374,800. As of December 31, 2011, the investments in our portfolio were purchased at an average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 48.1% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.8% based upon the purchase price of our investments.

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2011:

	December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	5,926	5,577	6%
Senior Secured Bonds	4,945	4,875	5%
Subordinated Debt	35,652	35,789	39%
Equity/Other	22,591	22,681	25%

	$91,808	$91,642	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        We do not "control" and are not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2011, we held one such investment with an unfunded commitment of $5,000.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2011:

	December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio
Upstream	$36,027	39%
Midstream	25,169	28%
Downstream	942	1%
Service & Equipment	15,560	17%
Power	13,944	15%

Total	$91,642	100%

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2011:

	December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$5,087	5%
2	85,077	93%
3	1,478	2%
4	—	—
5	—	—

	$91,642	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

        We commenced operations on July 18, 2011, when we raised in excess of $2,500 from persons who are not affiliated with us or FS Advisor. As a result, no comparisons with the comparable 2010 period have been included. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. From January 1, 2011 through July 18, 2011, we incurred organizational costs of $167 and offering costs of $777 which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the period from July 18, 2011 (commencement of operations) through December 31, 2011

  Revenues

        We generated investment income of $1,394 for the period from July 18, 2011 through December 31, 2011, in the form of interest earned on senior secured loans, senior secured bonds and subordinated debt in our portfolio. Such revenues represent $1,289 of cash interest earned as well as $105 in non-cash portions relating to accretion of discount and PIK interest for the period from July 18, 2011 through December 31, 2011. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

  Expenses

        Our total operating expenses were $1,299 for the period from July 18, 2011 through December 31, 2011. Our operating expenses include base management fees and administrative services expenses attributed to FS Advisor of $503 and $199, respectively, for the period from July 18, 2011 through December 31, 2011.

        FS Advisor is eligible to receive incentive fees based on performance. We accrued incentive fee expenses during the year ended December 31, 2011 of $67 with respect to unrealized gains on our investment portfolio, although no such fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $281 for the period from July 18, 2011 through December 31, 2011 in connection with our credit facility and the amortization of deferred financing charges on our TRS. Fees and expenses incurred with our accounting and administrative service providers and our share transfer agent totaled $50 and $70, respectively, for the period from July 18, 2011 through December 31, 2011.

        Our other general and administrative expenses totaled $129 for the period from July 18, 2011 through December 31, 2011, and consisted of the following:

Period from July 18, 2011 through December 31, 2011
Expenses associated with our independent audit and related fees	$62
Compensation of our chief compliance officer	10
Legal fees	9
Printing fees	27
Other	21

Total	$129

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the period from July 18, 2011 through December 31, 2011, the ratio of our operating expenses to our average net assets was 4.11% and the ratio of our net operating expenses to average net assets, which includes $725 of expense reimbursements from FS Advisor, was 2.08%. Our ratio of operating expenses to average net assets includes $281 related to interest expense on our credit facility and TRS. Without such interest expense, our ratio of expenses to average net assets would have been 3.32%. Incentive fees, interest expense and costs relating to our continuous offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

  Expense Reimbursement

        Prior to February 14, 2012, Franklin Square Holdings agreed to reimburse us for expenses in an amount that was sufficient to ensure that, for tax purposes, our net investment income and net capital gains were equal to or greater than the cumulative distributions paid to our shareholders in each quarter. This arrangement was designed to ensure that no portion of our distributions represented a return of capital for our shareholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of our expenses.

        Pursuant to the expense reimbursement agreement entered into on February 14, 2012, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our net investment income for tax purposes, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

        Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders.

        We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory and administrative services agreement with FS Advisor, we will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

        During the year ended December 31, 2011, we received $216 in reimbursements from Franklin Square Holdings and accrued an additional $509 in reimbursements that Franklin Square Holdings has agreed to pay. As these obligations arose prior to the date on which we entered into the expense reimbursement agreement with Franklin Square Holdings, none of such amounts are subject to repayment by us in the future.

  Net Investment Income

        Our net investment income totaled $820 for the period from July 18, 2011 through December 31, 2011.

  Net Realized Gains or Losses

        We received principal repayments of $3,564 during the period from July 18, 2011 through December 31, 2011, from which we realized net gains of $68. We earned $308 from periodic net settlement payments on our TRS which are reflected as realized gains.

  Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain/Loss on Foreign Currency

        For the period from July 18, 2011 through December 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(166) and the net change in unrealized gain/loss on foreign currency was $(17). The change in unrealized appreciation (depreciation) on our TRS was $121 during this period. The change in unrealized appreciation (depreciation) on our investments during the period from July 18, 2011 through December 31, 2011 was primarily driven by a general widening of credit spreads during August and September 2011. However, by the end of the period, credit markets had retraced most of the widening which occurred during the third quarter of the year.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        For the period from July 18, 2011 through December 31, 2011, the net increase in net assets resulting from operations was $1,134.

Financial Condition, Liquidity and Capital Resources

        During the year ended December 31, 2011, we sold 7,724,199 common shares (as adjusted for share distributions) for gross proceeds of $73,376. The gross proceeds received include reinvested shareholder distributions of $318. We also incurred offering costs of $1,600 in connection with the sale of our common shares (of which $823 was incurred during the period from July 18, 2011 through December 31, 2011), which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded these offering costs which was recorded as a contribution of capital. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $4,655. These sales commissions and fees include $900 retained by the dealer manager, FS2 Capital Partners, LLC, which is one of our affiliates.

        As of March 29, 2012, we have sold 14,735,310 common shares (as adjusted for share distributions) for gross proceeds of $142,195, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        As of December 31, 2011, we had $10,810 in cash, which we have invested in interest bearing accounts, and $7,878 in cash held as collateral by Citibank under the terms of the TRS.

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

        As of December 31, 2011, $20,518 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $257 in connection with obtaining the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the credit facility. As of December 31, 2011, $213 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 2.10% as of December 31, 2011. Interest is paid quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $274 for the year ended December 31, 2011, of which $44 related to the amortization of deferred financing costs and $118 related to commitment fees on the unused portion of the credit facility. We paid $121 in interest expense for the year ended December 31, 2011. The average borrowings under the credit facility for the year ended December 31, 2011 were $13,033, with a weighted average interest rate of 4.18%, which includes commitment fees on the unused portion of the credit facility.

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

        FSEP Funding was in compliance with the terms of the credit facility as of December 31, 2011.

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

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of December 31, 2011, the fair value of the TRS was $121. The fair value of the TRS is reflected as an unrealized gain on our consolidated balance sheet. The change in value of the TRS is reflected in the statements of operations as net change in unrealized appreciation on total return swap. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheet.

        We incurred costs of $16 in connection with obtaining the TRS, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the TRS. As of December 31, 2011, $9 of such deferred financing costs have yet to be amortized to interest expense.

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

Capital Contribution by FS Advisor and GSO

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of approximately $200 to purchase 22,444 common shares (as adjusted for share distributions) at $8.91 per share, which represents the initial public offering price (as adjusted for share distributions), net of selling commissions and dealer manager fees. The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser.

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of our board of trustees agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon the satisfaction of the minimum offering requirement on July 18, 2011.

RIC Status and Distributions

        We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must distribute at least 90% of our "investment company taxable income," as defined by the Code, each year. As long as the distributions are declared by the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our shareholders. No portion of the distributions paid during the period from July 18, 2011 through December 31, 2011 represented a return of capital for tax purposes.

        We make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares through December 31, 2011:

	Distribution
For the Year Ended	Per Share(1)	Amount
2011	$0.2837	$1,278

(1)
The amount of each per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        On January 11, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02579 per share each (as adjusted for share distributions), which were paid on January 31, 2012 to shareholders of record on January 13, 2012 and January 30, 2012, respectively. On February 14, 2012, our board of trustees declared a regular semi-monthly cash distribution of $0.02579 per share (as adjusted for share distributions) to shareholders of record on February 14, 2012 and a regular semi-monthly cash distribution of $0.02605 per share to shareholders of record on February 28, 2012, both of which were paid on February 29, 2012. On March 7, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on March 30, 2012 to shareholders of record on March 14, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common shares during the year ended December 31, 2011:

	Year Ended December 31, 2011
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	485	38%
Capital gains proceeds from the sale of assets	68	5%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	725	57%

Total	$1,278	100%

(1)
During the year ended December 31, 2011, 92.5% of our gross investment income was attributable to cash interest earned and 7.5% was attributable to non-cash accretion of discount and PIK interest.

        The aggregate cost of our investments for federal income tax purposes totaled $91,808 as of December 31, 2011. The aggregate net unrealized depreciation on a tax-basis, including our TRS, was $166 as of December 31, 2011. Our net investment income on a tax-basis for the year ended December 31, 2011 was $1,210. We distributed all of our tax-basis net investment income earned as of December 31, 2011.

        The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of our operations, the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2011:

Year Ended December 31, 2011
GAAP-basis net investment income	$653
Deferral and amortization of organizational costs	155
Reversal of incentive fee accrual on unrealized gains	67
GAAP realized gains on total return swap	308
Accretion of discount on total return swap	27

Tax-basis net investment income	$1,210

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

        The following table reflects the share distribution per share that we have declared on our common shares to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2012
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

        The purpose of this special share distribution was to maintain a net asset value per share that was below the then-current offering price, after deduction of selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of trustees determined that our portfolio performance sufficiently warranted taking this action.

        The share distribution increased the number of shares outstanding, thereby reducing our net asset value per share. However, because the share distribution was issued to all existing shareholders in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, our board of trustees determined that this issuance would not be dilutive to existing shareholders. As the share distribution did not change any shareholder's proportionate interest in us, it is not expected to represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2011, the components of accumulated earnings on a tax-basis were as follows:

December 31, 2011
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(67)
Unamortized organizational costs	(338)
Accretion of discount on total return swap	(27)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency(1)	(62)

$(494)

(1)
As of December 31, 2011, the gross unrealized appreciation on our investments and total return swap was $788. As of December 31, 2011, the gross unrealized depreciation on our investments and foreign currency was $850.

Critical Accounting Policies

        Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our consolidated financial statements. Below is a description of factors that our board of trustees may consider when valuing our debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

        Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of trustees, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

        Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. Our one equity investment and one of our subordinated debt investments, both of which were purchased near December 31, 2011, were valued at cost, as our board of trustees determined that the cost of the investments was the best indication of their fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

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

  Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

  Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

        Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we accrued a capital gains incentive fee of $67 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is payable to FS Advisor.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the year ended December 31, 2011, we had not incurred any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the period from July 18, 2011 through December 31, 2011, we incurred $503 in base management fees and $199 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on performance. During the period from July 18, 2011 through December 31, 2011, we did not accrue any capital gains incentive fees payable to FS Advisor under the investment advisory and administrative services agreement. We have recorded $67 in incentive fees based on the unrealized gains in our investment portfolio as of December 31, 2011; however, such fees are not due and payable to FS Advisor unless and until such time as the gains become realized.

        As of December 31, 2011, $20,518 was outstanding under the revolving credit facility between FSEP Funding and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between FSEP Funding and Deutsche Bank at December 31, 2011 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$20,518	$—	$20,518	$—	$—

(1)
At December 31, 2011, $29,482 remained unused under the revolving credit facility.

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

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value" and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

        We have entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 6.5% hurdle, and 20% of net realized capital gains, if applicable. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our operations. During the period from July 18, 2011 through December 31, 2011, FS Advisor earned $503 in base management fees. Management fees are paid on a quarterly basis in arrears. We paid $157 of these fees during the period from July 18, 2011 through December 31, 2011.

        We accrue for the capital gains incentive fee, on a quarterly basis by calculating such fee as if it were due and payable as of the end of such period. While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the period from July 18, 2011 through December 31, 2011, we accrued a capital gains incentive fee of $67 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is payable to FS Advisor.

        We also reimburse FS Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the period from July 18, 2011 through December 31, 2011, we incurred administrative services charges of $199 attributable to FS Advisor. Of these charges, $181 related to the allocation of costs of administrative personnel for services rendered to us by employees of FS Advisor and the remainder related to other reimbursable expenses. We have paid FS Advisor $147 for the services rendered under this arrangement during the period from July 18, 2011 through December 31, 2011.

        Franklin Square Holdings has funded offering costs and organization costs in the amount of $1,767 for the year ended December 31, 2011. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by us. Since inception, Franklin Square Holdings has funded $2,638 in offering and organization costs.

        The dealer manager for our public offering is FS2 Capital Partners, LLC, which is one of our affiliates. During the period from July 18, 2011 through December 31, 2011, FS2 Capital Partners, LLC retained $900 for selling commissions and dealer manager fees in connection with the sale of our common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we exceeded our minimum offering requirement. We paid total reimbursements of $1,092 to FS Advisor and its affiliates during the period from July 18, 2011 through December 31, 2011. As of December 31, 2011, $1,546 remains reimbursable to FS Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of approximately $200 to purchase 22,444 common shares (as adjusted for share distributions) at $8.91 per share, which represents the initial public offering price (as adjusted for share distributions), net of selling commissions and dealer manager fees. The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser.

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals will not tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of our board of trustees agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon the satisfaction of the minimum offering requirement on July 18, 2011.

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs, FS Investment Corporation and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation and FS Investment Corporation II. While none of FS Advisor, FB

Income Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation and FS Investment Corporation II, respectively, any, or all, may do so in the future. FS Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. It is possible, however, that some investment opportunities may be provided to FS Investment Corporation and/or FS Investment Corporation II rather than to us.

        Prior to February 14, 2012, Franklin Square Holdings agreed to reimburse us for expenses in an amount that was sufficient to ensure that, for tax purposes, our net investment income and net capital gains were equal to or greater than the cumulative distributions paid to our shareholders in each quarter. This arrangement was designed to ensure that no portion of our distributions represented a return of capital for our shareholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of our expenses.

        Pursuant to the expense reimbursement agreement entered into on February 14, 2012, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our net investment income for tax purposes, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

        Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders.

        We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory and administrative services agreement with FS Advisor, we will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

        During the period from July 18, 2011 through December 31, 2011, we received $216 in reimbursements from Franklin Square Holdings and accrued an additional $509 in reimbursements that Franklin Square Holdings has agreed to pay. As these obligations arose prior to the date on which we entered into the expense reimbursement agreement with Franklin Square Holdings, none of such amounts are subject to repayment by us in the future.

        On September 22, 2011, Michael Forman, our president, chief executive officer and chairman, transferred certain real estate interests to an entity controlled by Thomas J. Gravina, one of our trustees. In connection with the transaction, Mr. Forman will own a minority interest in the entity to which the real estate assets were transferred and will also serve as a director of such entity.

Recent Developments

        For the period from January 1, 2012 to March 29, 2012, we have sold 6,988,667 common shares (as adjusted for share distributions) for gross proceeds of $68,619 at an average price per share of $9.82.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to financial market risks, including changes in interest rates. As of December 31, 2011, approximately 53% of our portfolio investments paid variable interest rates and the remainder (approximately 47%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable rate investments, and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the $50,000 credit facility which FSEP Funding maintains with Deutsche Bank, FSEP Funding borrows at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more loans having a maximum notional amount of $25,000, or such greater amount as may be agreed to by Citibank. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2011:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 55 basis points	$9,077	$(753)	$8,324
Up 100 basis points	9,088	(1,423)	7,665
Up 200 basis points	9,353	(1,856)	7,497
Up 300 basis points	9,707	(2,288)	7,419

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation/depreciation on the TRS. Assumes no change in defaults or prepayments by portfolio companies.

        We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2011, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets as of December 31, 2011 and 2010	88
Consolidated Statements of Operations for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	89
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	90
Consolidated Statements of Cash Flows for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	91
Consolidated Schedule of Investments as of December 31, 2011	92
Notes to Consolidated Financial Statements	93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets of FS Energy and Power Fund (the "Company") as of December 31, 2011 and 2010, including the consolidated schedule of investments as of December 31, 2011, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2011 by correspondence with the custodians, or by other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

        As explained in Note 7, the consolidated financial statements include investments valued at approximately $91,642,000 (135.4% of net assets) as of December 31, 2011, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

/s/ McGladrey & Pullen, LLP

Philadelphia, Pennsylvania
March 30, 2012

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Investments, at fair value (amortized cost—$91,808 and $0, respectively)	$91,642	$—
Cash	10,810	200
Due from counterparty	7,878	—
Receivable for overfunded investment	434	—
Reimbursement from sponsor(1)	533	—
Interest receivable	656	—
Receivable for common shares purchased	99	—
Deferred financing costs	222	—
Receivable due on total return swap(2)	260	—
Unrealized gain on total return swap(2)	121	—
Prepaid expenses and other assets	77	—

Total assets	$112,732	$200

Liabilities
Payable for investments purchased	$23,503	$—
Credit facility payable	20,518	—
Shareholder distributions payable	374	—
Management fees payable	346	—
Capital gains incentive fee payable(3)	67	—
Administrative services fee payable	52	—
Interest payable	109	—
Other accrued expenses and liabilities	78	—

Total liabilities	45,047	—

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 7,746,643 and 22,444 shares issued and outstanding, respectively(4)	8	—
Capital in excess of par value	68,171	383
Accumulated undistributed net realized gains on investments	—	—
Accumulated distributions in excess of net investment income(5)	(432)	(183)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency	(62)	—

Total shareholders' equity	67,685	200

Total liabilities and shareholders' equity	$112,732	$200

Net asset value per common share at year end	$8.74	$8.91

(1)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's total return swap agreement.

(3)
See Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The outstanding shares and net asset value per share reflect this distribution on a retroactive basis.

(5)
See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,	Period from September 16, 2010 (Inception) to December 31,
	2011	2010
Investment Income
Interest income	$1,394	$—
Operating expenses
Management fees	503	—
Capital gains incentive fees(1)	67	—
Administrative services expenses	199	—
Share transfer agent fees	70	—
Accounting and administrative fees	50	—
Interest expense	281	—
Organization costs	167	183
Other general and administrative expenses	129	—

Total operating expenses	1,466	183
Less: Expense reimbursement from sponsor(2)	(725)	—

Net expenses	741	183

Net investment income (loss)	653	(183)

Realized and unrealized gain/loss
Net realized gain on investments	68	—
Net realized gain on total return swap(3)	308	—
Net change in unrealized appreciation (depreciation) on investments	(166)	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	121	—
Net change in unrealized loss on foreign currency	(17)	—

Total net realized and unrealized gain/loss on investments	314	—

Net increase (decrease) in net assets resulting from operations	$967	$(183)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations	$0.23	$(8.15)

Weighted average shares outstanding	4,153,477	22,444

(1)
See Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's total return swap agreement.

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the period from July 18, 2011 (commencement of operations) through December 31, 2011 and reflects the share distribution on a retroactive basis.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,	Period from September 16, 2010 (Inception) to December 31,
	2011	2010
Operations
Net investment income (loss)	$653	$(183)
Net realized gain (loss) on investments and total return swap	376	—
Net change in unrealized appreciation (depreciation) on investments	(166)	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	121	—
Net change in unrealized gain/loss on foreign currency	(17)	—

Net increase (decrease) in net assets resulting from operations	967	(183)

Shareholder distributions(2)
Distributions from net investment income	(1,210)	—
Distributions from net realized gain on investments	(68)	—

Net decrease in net assets resulting from shareholder distributions	(1,278)	—

Capital share transactions
Issuance of common shares	68,403	200
Reinvestment of shareholder distributions	318	—
Offering costs	(1,600)	(688)
Reimbursement of investment adviser(3)	(1,092)	—
Capital contributions of investment adviser	1,767	871

Net increase in net assets resulting from capital share transactions	67,796	383

Total increase in net assets	67,485	200
Net assets at beginning of period	200	—

Net assets at end of period	$67,685	$200

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 5 for a discussion of the source of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,	Period from September 16, 2010 (Inception) to December 31,
	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$967	$(183)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(95,199)	—
Paid-in-kind interest	(49)	—
Proceeds from sales and repayments of investments	3,564	—
Net change in unrealized (appreciation) depreciation on investments	166	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	(121)	—
Net realized (gain) loss on investments	(68)	—
Accretion of discount	(56)	—
Amortization of deferred financing costs	51	—
(Increase) decrease in due from counterparty	(7,878)	—
(Increase) decrease in receivable for overfunded investment	(434)	—
(Increase) decrease in reimbursement from sponsor(2)	(533)	—
(Increase) decrease in interest receivable	(656)	—
(Increase) decrease in receivable due on total return swap(1)	(260)	—
(Increase) decrease in prepaid expenses and other assets	(77)	—
Increase (decrease) in payable for investments purchased	23,503	—
Increase (decrease) in management fees payable	346	—
Increase (decrease) in capital gains incentive fee payable	67	—
Increase (decrease) in administrative services fees payable	52	—
Increase (decrease) in interest payable	109	—
Increase (decrease) in other accrued expenses and liabilities	78	—

Net cash used in operating activities	(76,428)	(183)

Cash flows from financing activities
Issuance of common shares	68,304	200
Reinvestment of shareholder distributions	318	—
Offering costs	(1,600)	(688)
Capital contributions of investment adviser	1,767	871
Reimbursement of investment adviser(3)	(1,092)	—
Shareholder distributions	(904)	—
Borrowings under credit facility(4)	20,518	—
Deferred financing costs paid	(273)	—

Net cash provided by financing activities	87,038	383

Total increase in cash	10,610	200
Cash at beginning of period	200	—

Cash at end of period	$10,810	$200

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)
During the year ended December 31, 2011, the Company paid $121 in interest expense on the credit facility.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments
As of December 31, 2011
(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—33.6%
Dalbo Holdings, Inc., L+500, 2.0% LIBOR Floor, 8/27/12(d)	Service & Equipment	$1,906	$1,864	$1,798
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	1,571	1,542	1,585
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)(e)	Power	4,414	4,392	4,485
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Midstream	2,446	2,458	2,488
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)(e)	Service & Equipment	4,537	4,495	4,484
Hudson Products Holdings Inc., L+500, 3.0% LIBOR Floor, 8/25/15	Service & Equipment	1,684	1,607	1,478
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	3,500	3,454	3,507
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18(d)	Service & Equipment	3,000	2,882	2,895

Total Senior Secured Loans—First Lien			22,694	22,720

Senior Secured Loans—Second Lien—8.2%
Astoria Generating Company, L.P., L+375, 8/23/13(d)	Power	2,000	1,849	1,769
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	2,500	2,571	2,307
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 1/7/16(d)(f)	Upstream	1,492	1,506	1,501

Total Senior Secured Loans—Second Lien			5,926	5,577

Senior Secured Bonds—7.2%
Hexion Specialty Chemicals, Inc., 8.9%, 2/1/18(d)	Service & Equipment	2,750	2,486	2,598
Homer City Funding LLC, 8.1%, 10/1/19(d)	Power	1,525	1,431	1,335
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,028	942

Total Senior Secured Bonds			4,945	4,875

Subordinated Debt—52.9%
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,185	2,161
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	3,500	3,547	3,553
Chaparral Energy Inc., 8.9%, 2/1/17(d)	Upstream	1,750	1,806	1,817
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,671	4,770
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,133	2,250
Samson Investment Company, L+650, 1.5% LIBOR Floor, 12/27/12(d)(e)	Upstream	20,000	20,000	20,000
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,310	1,238

Total Subordinated Debt			35,652	35,789

Equity/Other—33.5%(g)
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	22,591	22,681

Total Equity/Other			22,591	22,681

TOTAL INVESTMENTS—135.4%			$91,808	91,642

LIABILITIES IN EXCESS OF OTHER ASSETS—(35.4)%				(23,957)

NET ASSETS—100.0%				$67,685

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)	$12,205	$121

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
(e)
Position or portion thereof unsettled as of December 31, 2011.
(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets.
(g)
Listed investments may be treated as debt for GAAP or tax purposes.
(h)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. Dollars as of the acquisition date and as of December 31, 2011, respectively.

See notes to consolidated financial statements.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2011, the Company had two wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, which was established on June 16, 2011 and EP Investments LLC, or EP Investments, which was established on June 24, 2011. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Since commencing its initial public offering and through March 29, 2012, the Company has sold 12,467,991 common shares (as adjusted for share distributions) for gross proceeds of $121,991. As of March 29, 2012, the Company had raised total gross proceeds of $142,195, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4). During the year ended December 31, 2011, the Company sold 7,724,199 common shares (including shares sold in the April 2011 private placement) (as adjusted for share distributions) for gross proceeds of $73,376 at an average price per share of $9.50. The gross proceeds received during the year ended December 31, 2011 include reinvested shareholder distributions of $318. During the period from January 1, 2012 to March 29, 2012, the Company sold 6,988,667 common shares (as adjusted for share distributions) for gross proceeds of $68,619 at an average price per share of $9.82.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $4,655 for the year ended December 31, 2011.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

  •
  the Company's board of trustees discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any third-party valuation firm, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company's consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the Company's consolidated financial statements. Below is a description of factors that the board of trustees may consider when valuing the Company's debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company's board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company's debt investments.

        Equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company's board of trustees, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company's actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

        The Company's investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. The Company's one equity investment and one of its subordinated

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

debt investments, both of which were purchased near December 31, 2011, were valued at cost, as the Company's board of trustees determined that the cost of the investments was the best indication of their fair value. The Company valued its total return swap, or TRS, in accordance with the agreements governing such arrangement. Pursuant to those agreements, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

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

        Revenue Recognition:    Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt the ability to collect such income. Loan origination fees, original issue discount, and market discount are capitalized and such amounts are amortized as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

        Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency:    Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables and accruals during the reporting period due to the impact of foreign currency fluctuations.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company's methodology for accruing for this incentive fee includes unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company accrued a capital gains incentive fee of $67 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is payable to FS Advisor.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs are expensed as incurred. For the year ended December 31, 2011 and the period from September 16, 2010 (Inception) to December 31, 2010, the Company incurred organization costs of $167 and $183, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FS Advisor, and have been recorded as a contribution to capital.

        Offering Costs:    The Company's offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statement on Form N-2 relating to its continuous public offering of its common shares. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the year ended December 31, 2011 and the period from September 16, 2010 (Inception) to December 31, 2010, the Company incurred offering costs of $1,600 and $688, respectively, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital.

        Income Taxes:    The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which it paid no federal income taxes.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. During the year ended December 31, 2011 and the period from September 16, 2010 (Inception) to December 31, 2010, the Company did not incur any interest or penalties. See "Note 7. Fair Value of Financial Instruments" for a discussion of the three-level fair value hierarchy employed by the Company under existing accounting guidance.

        The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company's financial statements. The Company's federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

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

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value" and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 3. Recently Issued Accounting Standards (Continued)

have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

        The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of operations. During the year ended December 31, 2011, FS Advisor earned $503 in base management fees. Management fees are paid on a quarterly basis in arrears. The Company paid $157 of these fees during the year ended December 31, 2011.

        The Company accrues for the capital gains incentive fee on a quarterly basis by calculating such fee as if it were due and payable as of the end of such period. While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company accrued a capital gains incentive fee

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

of $67 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is payable to FS Advisor.

        The Company also reimburses FS Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the year ended December 31, 2011, the Company incurred administrative services charges of $199 attributable to FS Advisor. Of these charges, $181 related to the allocation of costs of administrative personnel for services rendered to the Company by employees of FS Advisor and the remainder related to other reimbursable expenses. The Company paid FS Advisor $147 for the services rendered under this arrangement during the year ended December 31, 2011.

        Franklin Square Holdings has funded offering costs and organization costs in the amount of $1,767 and $871 for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2).

        The dealer manager for the Company's public offering is FS2 Capital Partners, LLC, which is one of the Company's affiliates. During the year ended December 31, 2011, FS2 Capital Partners, LLC retained $900 for selling commissions and dealer manager fees in connection with the sale of the Company's common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $1,092 to FS Advisor and its affiliates during the year ended December 31, 2011. As of December 31, 2011, $1,546 remains reimbursable to FS Advisor and its affiliates under this arrangement. The reimbursements are recorded as a reduction of capital.

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of approximately $200 to purchase 22,444 common shares (as adjusted for share distributions) at $8.91 per share, which represents the initial public offering price (as adjusted for share distributions), net of selling commissions and dealer manager fees. The principals will not tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser.

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals will not tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, other individuals and entities affiliated with FS Advisor and certain members of the Company's board of trustees agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon the satisfaction of the minimum offering requirement on July 18, 2011.

        FS Advisor's senior management team is comprised of the same personnel as the senior management team of FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs, FS Investment Corporation and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to each of the Company, FS Investment Corporation and FS Investment Corporation II. While none of FS Advisor, FB Income Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation and FS Investment Corporation II, respectively, any, or all, may do so in the future. FS Advisor intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. It is possible, however, that some investment opportunities may be provided to FS Investment Corporation and/or FS Investment Corporation II rather than to the Company.

        Prior to February 14, 2012, Franklin Square Holdings agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that, for tax purposes, the Company's net investment income and net capital gains were equal to or greater than the cumulative distributions paid to its shareholders in each quarter. This arrangement was designed to ensure that no portion of the Company's distributions represented a return of capital for its shareholders. Under this arrangement, Franklin Square Holdings had no obligation to reimburse any portion of the Company's expenses.

        Pursuant to an Expense Support and Conditional Reimbursement Agreement, dated as of February 14, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of the Company's net investment income for tax purposes, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders.

        The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory and administrative services agreement with FS Advisor, the Company will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by the Company's chairman, president and chief executive officer, Michael Forman, and the Company's vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company's expenses in future quarters.

        During the year ended December 31, 2011, the Company received $216 in reimbursements from Franklin Square Holdings and accrued an additional $509 in reimbursements that Franklin Square Holdings has agreed to pay. As these obligations arose prior to the date on which the Company and Franklin Square Holdings entered into the expense reimbursement agreement, none of such amounts are subject to repayment by the Company in the future.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares through December 31, 2011:

	Distribution
For the Year Ended	Per Share(1)	Amount
2011	$0.2837	$1,278

(1)
The amount of each per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        On January 11, 2012, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02579 per share each (as adjusted for share distributions), which were paid on January 31, 2012 to shareholders of record on January 13, 2012 and January 30, 2012, respectively. On February 14, 2012, the Company's board of trustees declared a regular semi-monthly cash distribution of $0.02579 per share (as adjusted for share distributions) to shareholders of record on February 14, 2012 and a regular semi-monthly cash distribution of $0.02605 per share to shareholders of record on

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

February 28, 2012, both of which were paid on February 29, 2012. On March 7, 2012, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on March 30, 2012 to shareholders of record on March 14, 2012 and March 29, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

        The Company has adopted an "opt in" distribution reinvestment plan for its shareholders. As a result, if the Company makes a distribution, its shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares of the Company.

        The Company may fund its cash distributions to shareholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common shares during the year ended December 31, 2011:

	Year Ended December 31, 2011
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	485	38%
Capital gains proceeds from the sale of assets	68	5%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	725	57%

Total	$1,278	100%

(1)
During the year ended December 31, 2011, 92.5% of the Company's gross investment income was attributable to cash interest earned and 7.5% was attributable to non-cash accretion of discount and PIK interest.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $91,808 as of December 31, 2011. The aggregate net unrealized depreciation on a tax-basis, including the Company's TRS, was $166 as of December 31, 2011. The Company's net investment income on a tax-basis for the year ended December 31, 2011 was $1,210. The Company distributed all of its tax-basis net investment income earned as of December 31, 2011.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis deferral and amortization of organization and start-up costs incurred prior to the commencement of the Company's operations, the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

are payable by the Company, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2011:

Year Ended December 31, 2011
GAAP-basis net investment income	$653
Deferral and amortization of organizational costs	155
Reversal of incentive fee accrual on unrealized gains	67
GAAP realized gains on total return swap	308
Accretion of discount on total return swap	27

Tax-basis net investment income	$1,210

        The Company may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2011, the Company reduced accumulated undistributed net realized gains on investments by $308 and increased accumulated distributions in excess of net investment income by $308 to reflect the reclassification of realized gains on the total return swap into net investment income.

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

        The following table reflects the share distribution per share that the Company has declared on its common shares to date:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
Fiscal 2012
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

        The purpose of this special share distribution was to maintain a net asset value per share that was below the then-current offering price, after deduction of selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. The Company's board of trustees determined that the Company's portfolio performance sufficiently warranted taking this action.

        The share distribution increased the number of shares outstanding, thereby reducing the Company's net asset value per share. However, because the share distribution was issued to all existing shareholders in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, the Company's board of trustees determined that this issuance would not be dilutive to existing shareholders. As the share distribution did not change any shareholder's proportionate interest in the Company, it is not expected to represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of December 31, 2011, the components of accumulated earnings on a tax-basis were as follows:

December 31, 2011
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(67)
Unamortized organizational costs	(338)
Accretion of discount on total return swap	(27)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency(1)	(62)

$(494)

(1)
As of December 31, 2011, the gross unrealized appreciation on the Company's investments and total return swap was $788. As of December 31, 2011, the gross unrealized depreciation on the Company's investments and foreign currency was $850.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2011:

	December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	5,926	5,577	6%
Senior Secured Bonds	4,945	4,875	5%
Subordinated Debt	35,652	35,789	39%
Equity/Other	22,591	22,681	25%

	$91,808	$91,642	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The Company does not "control" and is not an "affiliate" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2011, the Company had one such investment with an unfunded commitment of $5,000.

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2011:

	December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio
Upstream	$36,027	39%
Midstream	25,169	28%
Downstream	942	1%
Service & Equipment	15,560	17%
Power	13,944	15%

Total	$91,642	100%

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

        As of December 31, 2011, the Company's investments were categorized as follows in the fair value hierarchy:

	December 31, 2011
Valuation Inputs	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	91,642	121

	$91,642	$121

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The Company's investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. The Company's one equity investment and one of its subordinated debt investments, both of which were purchased near December 31, 2011, were valued at cost, as the Company's board of trustees determined that the cost of the investments was the best indication of their fair value. The Company valued its TRS in accordance with the agreements governing such arrangement. Pursuant to those agreements, the loans underlying the TRS are valued based on quotes received from third-party dealers. The value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

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

        The following is a reconciliation for the year ended December 31, 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2011
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other(1)	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	39	24	11	(18)	—	56
Net realized gain	2	—	5	61	—	68
Net change in unrealized appreciation (depreciation)	26	(349)	(70)	137	90	(166)
Purchases	22,984	5,910	5,004	38,710	22,591	95,199
Paid-in-kind interest	—	—	—	49	—	49
Sales and redemptions	(331)	(8)	(75)	(3,150)	—	(3,564)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642

The amount of total losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$26	$(349)	$(70)	$137	$90	$(166)

(1)
Net change in unrealized appreciation (depreciation) represents the difference between the amortized cost and fair value of equity investment denominated in Canadian dollars resulting from foreign currency fluctuations.

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

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

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of December 31, 2011, the fair value of the TRS was $121. The fair value of the TRS is reflected as an unrealized gain on the consolidated balance sheet. The change in value of the TRS is reflected in the statements of operations as net change in unrealized appreciation on total return swap. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

        The Company incurred costs of $16 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the TRS. As of December 31, 2011, $9 of such deferred financing costs have yet to be amortized to interest expense.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

        The following is a summary of the underlying loans subject to the TRS as of December 31, 2011:

Underlying Loan(1)(2)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Allison Transmission, Inc., L+275, 8/15/14	Service & Equipment	$1,844	$1,934	$90
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	3,007	2,893	(114)
BRSP LLC, L+450, 3.0% LIBOR Floor, 6/15/14	Power	2,413	2,431	18
La Paloma Generating Company, L+550, 1.5% LIBOR Floor, 5/15/18	Power	1,653	1,691	38
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17	Upstream	973	1,000	27
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14	Service & Equipment	2,315	2,290	(25)

TOTAL		$12,205	$12,239	34

Total TRS Accrued Income and Liabilities:				87

Total TRS Fair Value:				$121

(1)
Security may be an obligation of one or more entities affiliated with the named company.

(2)
All investments are qualifying assets under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets.

Note 9. Share Repurchase Program

        Beginning in the fourth calendar quarter of 2012, and on a quarterly basis thereafter, the Company intends to offer to repurchase common shares on such terms as may be determined by the Company's board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of the Company's board of trustees, such repurchases would not be in the best interests of the Company's shareholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases common shares, it intends to conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of common shares in its public offering. The offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 9. Share Repurchase Program (Continued)

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

        As of December 31, 2011, $20,518 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $257 in connection with obtaining the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the credit facility. As of December 31, 2011, $213 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 2.10% as of December 31, 2011. Interest is paid quarterly in arrears and commenced November 20, 2011. The Company recorded interest expense of $274 for the year ended December 31, 2011, of which $44 related to the amortization of deferred financing costs and $118 related to commitment fees on the unused portion of the credit facility. The Company paid $121 in interest expense for the year ended December 31, 2011. The average borrowings under the credit facility for the year ended December 31, 2011 were $13,033, with a weighted average interest rate of 4.18%, which includes commitment fees on the unused portion of the credit facility.

        Borrowings under the credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the credit facility, or a decline in the Company's net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 10. Revolving Credit Facility (Continued)

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

Note 11. FSEP Term Funding, LLC

        The financial statements of FSEP Funding are maintained separately from those of the Company. The assets of FSEP Funding are pledged as collateral supporting the amounts outstanding under the credit facility and, as such, are not available to pay the debts of the Company. The following is the balance sheet of FSEP Funding as of December 31, 2011:

December 31, 2011
Assets
Investments, at fair value (amortized cost—$65,152)	$64,995
Cash	953
Interest receivable	633
Deferred financing costs	213

Total assets	$66,794

Liabilities
Payable for investments purchased	$23,503
Credit facility payable	20,518
Due to FS Energy and Power Fund	50
Interest payable	109
Accrued expenses	12

Total liabilities	44,192

Member's equity	22,602

Total liabilities and member's equity	$66,794

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

        The following is a schedule of financial highlights for the year ended December 31, 2011. The Company has omitted the financial highlights for the period from September 16, 2010 (Inception) to December 31, 2010 since the Company did not have operations as of December 31, 2010.

Year Ended December 31, 2011
Per Share Data(1):
Net asset value, beginning of period	$8.91
Results of operations(2)
Net investment income	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency	0.07

Net increase (decrease) in net assets resulting from operations	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.27)
Distributions from net realized gain on investments	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.28)

Capital share transactions
Issuance of common shares(4)	0.10
Offering costs(2)	(0.39)
Reimbursement to investment adviser(2)	(0.26)
Capital contributions of investment adviser(2)	0.43

Net increase (decrease) in net assets resulting from capital share transactions	(0.12)

Net asset value, end of period	$8.74

Shares outstanding, end of period	7,746,643

Total return(5)	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$67,685

Ratio of net investment income to average net assets(6)	1.83%

Ratio of operating expenses to average net assets(6)	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(2.03%)

Ratio of net operating expenses to average net assets(6)	2.08%

Portfolio turnover	12.77%

(1)
The share information utilized to determine per share data has been retroactively adjusted to reflect the share distribution discussed in Note 5.

(2)
The per share data was derived by using the weighted average shares outstanding during the period from July 18, 2011 (commencement of operations) through December 31, 2011.

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (Continued)

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous offering. The issuance of common shares at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)
The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in Note 5. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(6)
Weighted average net assets during the period from July 18, 2011 (commencement of operations) through December 31, 2011 are used for this calculation.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)

        The following is the quarterly results of operations for the year ended December 31, 2011 and the results for the period from September 16, 2010 (Inception) to December 31, 2010. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Period from September 16, 2010 (Inception) to December 31, 2010
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment income	$920	$474	$—	$—	$—
Operating expenses
Total expenses	958	341	74	93	183
Less: expense reimbursement from sponsor	509	216	—	—	—

Net expenses	449	125	74	93	183

Net investment income (loss)	471	349	(74)	(93)	(183)
Realized and unrealized gain (loss)	2,038	(1,724)	—	—	—

Net increase (decrease) in net assets resulting from operations	$2,509	$(1,375)	$(74)	$(93)	$(183)

Per share information—basic and diluted
Net investment income (loss)	$0.09	$0.13	$(3.30)	$(4.14)	$(8.15)

Net increase (decrease) in net assets resulting from operations	$0.47	$(0.51)	$(3.30)	$(4.14)	$(8.15)

Weighted average shares outstanding(1)	5,328,434	2,679,397	22,444	22,444	22,444

(1)
The weighted average share information has been retroactively adjusted to reflect the share distribution discussed in Note 5.

        The sum of quarterly per share amounts does not equal per share amounts reported for the year ended December 31, 2011 and the results for the period from September 16, 2010 (Inception) to December 31, 2010. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

        As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

        During our fourth quarter of 2011, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On March 27, 2012, Paul Mendelson, a trustee of the Company, tendered his resignation from the Company's board of trustees, including each of the committees on which he serves, effective March 31, 2012. Mr. Mendelson is resigning so that he can devote more time to his existing commitments.

PART III

        We will file a definitive Proxy Statement for our 2012 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

        The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets as of December 31, 2011 and 2010	88
Consolidated Statements of Operations for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	89
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	90
Consolidated Statements of Cash Flows for the year ended December 31, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	91
Consolidated Schedule of Investments as of December 31, 2011	92
Notes to Consolidated Financial Statements	93

b. Exhibits

        Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Energy and Power Fund or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

        The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with prospectus supplement filed pursuant to Rule 497 (File No. 333-169679) filed on January 31, 2012.)
4.2	Amended and Restated Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 14, 2011.)
10.1
Investment Advisory and Administrative Services Agreement, dated as April 28, 2011, by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.2	Investment Sub-advisory Agreement, dated as April 28, 2011, between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.3
Dealer Manager Agreement, dated as April 28, 2011, by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.4
Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5
Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.6
Escrow Agreement, dated as March 29, 2011, by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
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
10.11
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.12
Confirmation Letter Agreement, dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.13	Guarantee, dated as of August 11, 2011, by the Company in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.14
Investment Management Agreement, dated as of August 11, 2011, by and between the Company and EP Investments LLC. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
21.1*	Subsidiaries of FS Energy and Power Fund.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c. Financial statement schedules

        No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS ENERGY AND POWER FUND
Date: March 30, 2012	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 30, 2012	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)
Date: March 30, 2012	/s/ William Goebel William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 30, 2012	/s/ David Adelman David Adelman Director
Date: March 30, 2012	/s/ Sidney Brown Sidney Brown Director
Date: March 30, 2012	/s/ Gregory P. Chandler Gregory P. Chandler Director
Date: March 30, 2012	/s/ Richard Goldstein Richard Goldstein Director
Date: March 30, 2012	/s/ Thomas J. Gravina Thomas J. Gravina Director
Date: March 30, 2012	/s/ Michael Heller Michael Heller Director
Date: March 30, 2012	/s/ Paul Mendelson Paul Mendelson Director
Date: March 30, 2012	/s/ Charles P. Pizzi Charles P. Pizzi Director
Date: March 30, 2012	/s/ Richard W. Vague Richard W. Vague Director
Date: March 30, 2012	/s/ R. Richard Williams R. Richard Williams Director