Form 10-Q
period 2012-03-31
FS Energy & Power Fund
filed 2012-05-15
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.
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

        The issuer has 20,384,164 common shares of beneficial interest outstanding as of May 11, 2012.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$143,446 and $91,808, respectively)	$145,122	$91,642
Cash	40,093	10,810
Due from counterparty	8,168	7,878
Receivable for investments sold and repaid	4	—
Receivable for overfunded investment	—	434
Reimbursement from sponsor(1)	1,310	533
Interest receivable	1,377	656
Receivable for common shares purchased	244	99
Deferred financing costs	180	222
Receivable due on total return swap(2)	76	260
Unrealized appreciation on total return swap(2)	421	121
Prepaid expenses and other assets	59	77

Total assets	$197,054	$112,732

Liabilities
Payable for investments purchased	$12,183	$23,503
Credit facility payable	50,000	20,518
Shareholder distributions payable	729	374
Management fees payable	1,177	346
Capital gains incentive fee payable(3)	586	67
Administrative services fee payable	114	52
Interest payable	163	109
Other accrued expenses and liabilities	181	78

Total liabilities	65,133	45,047

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 14,759,948 and 7,746,643 shares issued and outstanding, respectively(4)	15	8
Capital in excess of par value	130,046	68,171
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency	119	—
Accumulated distributions in excess of net investment income(5)	(342)	(432)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	2,083	(62)

Total shareholders' equity	131,921	67,685

Total liabilities and shareholders' equity	$197,054	$112,732

Net asset value per common share at period end	$8.94	$8.74

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Investment Income
Interest income	$2,718	$—

Total investment income	2,718	—

Operating expenses
Management fees	775	—
Capital gains incentive fees(1)	519	—
Administrative services expenses	62	—
Share transfer agent fees	59	—
Accounting and administrative fees	38	—
Interest expense	269	—
Organization costs	—	93
Other general and administrative expenses	257	—

Total operating expenses	1,979	93
Less: Expense reimbursement from sponsor(2)	(801)	—

Net expenses	1,178	93

Net investment income (loss)	1,540	(93)

Realized and unrealized gain/loss
Net realized gain on investments	330	—
Net realized gain on total return swap(3)	119	—
Net realized gain on foreign currency	9
Net change in unrealized appreciation (depreciation) on investments	1,842	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	300	—
Net change in unrealized gain/loss on foreign currency	3	—

Total net realized and unrealized gain/loss on investments	2,603	—

Net increase (decrease) in net assets resulting from operations	$4,143	$(93)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations	$0.38	$(4.14)

Weighted average shares outstanding	10,889,229	22,444

(1)
See Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's total return swap agreement.

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the three months ended March 31, 2012 and reflects the share distribution on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operations
Net investment income (loss)	$1,540	$(93)
Net realized gain (loss) on investments, total return swap and foreign currency	458	—
Net change in unrealized appreciation (depreciation) on investments	1,842	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	300	—
Net change in unrealized gain/loss on foreign currency	3	—

Net increase (decrease) in net assets resulting from operations	4,143	(93)

Shareholder distributions(2)
Distributions from net investment income	(1,450)	—
Distributions from net realized gain on investments	(339)	—

Net decrease in net assets resulting from shareholder distributions	(1,789)	—

Capital share transactions
Issuance of common shares	62,208	—
Reinvestment of shareholder distributions	696	—
Offering costs	(418)	(186)
Reimbursement of investment adviser(3)	(1,022)	—
Capital contributions of investment adviser	418	279

Net increase in net assets resulting from capital share transactions	61,882	93

Total increases in net assets	64,236	—
Net assets at beginning of period	67,685	200

Net assets at end of period	$131,921	$200

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 5 for a discussion of the source of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,143	$(93)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(79,537)	—
Paid-in-kind interest	—	—
Proceeds from sales and repayments of investments	28,666	—
Net realized (gain) loss on investments	(330)	—
Net change in unrealized (appreciation) depreciation on investments	(1,842)	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	(300)	—
Accretion of discount	(437)	—
Amortization of deferred financing costs	42	—
(Increase) decrease in due from counterparty	(290)	—
(Increase) decrease in receivable for investments sold and repaid	(4)	—
(Increase) decrease in receivable for overfunded investment	434
(Increase) decrease in reimbursement from sponsor(2)	(777)	—
(Increase) decrease in interest receivable	(721)	—
(Increase) decrease in receivable due on total return swap(1)	184	—
(Increase) decrease in prepaid expenses and other assets	18	—
Increase (decrease) in payable for investments purchased	(11,320)	—
Increase (decrease) in management fees payable	831	—
Increase (decrease) in capital gains incentive fee payable	519	—
Increase (decrease) in administrative services fees payable	62	—
Increase (decrease) in interest payable	54	—
Increase (decrease) in other accrued expenses and liabilities	103	—

Net cash used in operating activities	(60,502)	$(93)

Cash flows from financing activities
Issuance of common shares	62,063	—
Reinvestment of shareholder distributions	696	—
Offering costs	(418)	(186)
Capital contributions of investment adviser	418	279
Reimbursement of investment adviser(3)	(1,022)	—
Shareholder distributions	(1,434)	—
Borrowings under credit facility(4)	29,482	—

Net cash provided by financing activities	89,785	93

Total increase in cash	29,283	—
Cash at beginning of period	10,810	200

Cash at end of period	$40,093	$200

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)
During the three months ended March 31, 2012, the Company paid $173 in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of March 31, 2012

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—32.2%
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18	Midstream	$6,286	$6,192	$6,411
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	1,567	1,540	1,608
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	4,403	4,382	4,618
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Service & Equipment	4,537	4,497	4,527
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/2/19	Midstream	2,801	2,745	2,801
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/2/19	Midstream	440	431	440
Hudson Products Holdings Inc., Prime+400, 4.5% Prime Floor, 8/25/15	Service & Equipment	1,680	1,608	1,554
PL Propylene LLC, L+575, 1.3% LIBOR Floor, 3/23/17	Downstream	10,000	9,800	10,025
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	3,464	3,420	3,473
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18(d)	Service & Equipment	2,993	2,879	2,963
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(e)	Service & Equipment	4,000	3,990	4,000

Total Senior Secured Loans—First Lien			41,484	42,420

Senior Secured Loans—Second Lien—4.4%
Astoria Generating Company, L.P., L+375, 8/23/13(d)	Power	2,000	1,870	1,852
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	2,500	2,569	2,447
Southern Pacific Resource Corp., Prime+750, 1/7/16(d)(f)	Upstream	1,489	1,501	1,503

Total Senior Secured Loans—Second Lien			5,940	5,802

Senior Secured Bonds—0.8%
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,027	1,032

Total Senior Secured Bonds			1,027	1,032

Subordinated Debt—39.5%
Alta Mesa Holdings, LP, 9.6%, 10/15/18(e)	Upstream	8,425	8,510	8,413
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,173	2,170
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(d)(f)	Upstream	4,000	3,943	4,140
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	3,500	3,547	3,752
Chaparral Energy Inc., 8.9%, 2/1/17(d)	Upstream	1,750	1,801	1,830
GulfMark Offshore, Inc., 6.4%, 3/15/22(d)(f)	Service & Equipment	3,500	3,500	3,527
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(d)(f)	Upstream	5,000	4,929	5,174
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,672	4,687
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,138	2,083
Samson Investment Company, 9.8%, 2/15/20(d)	Upstream	10,000	10,000	10,169
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,308	1,236
Vanguard Natural Resources, LLC, 7.9%, 4/1/20(e)(f)	Upstream	5,000	4,964	4,964

Total Subordinated Debt			51,485	52,145

Equity/Other—33.2%(g)		Number of Shares	Amortized Cost	Fair Value
Fortune Creek Co-Invest I L.P., L.P. Interest(f)(h)	Midstream	N/A	22,986	23,085
Plains Offshore Operations Inc., Preferred Equity(d)	Upstream	205,334	19,835	19,949
Plains Offshore Operations Inc., Strike: $20.00, Warrants(d)	Upstream	405,378	689	689

Total Equity/Other			43,510	43,723

TOTAL INVESTMENTS—110.1%			$143,446	145,122

LIABILITIES IN EXCESS OF OTHER ASSETS—(10.1)%				(13,201)

NET ASSETS—100%				$131,921

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of March 31, 2012

(in thousands)

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)	$19,042	$421

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

(e)
Position or portion thereof unsettled as of March 31, 2012.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of March 31, 2012, 72.6% of the Company's total assets represent qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a "look through" basis by disregarding the value of the Total Return Swap itself and treating each loan underlying the Total Return Swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.8% of the Company's total assets are qualifying assets as of March 31, 2012.

(g)
Listed investments may be treated as debt for GAAP or tax purposes.

(h)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2012.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—33.6%
Dalbo Holdings, Inc., L+500, 2.0% LIBOR Floor, 8/27/12(d)	Service & Equipment	$1,906	$1,864	$1,798
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	1,571	1,542	1,585
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)(e)	Power	4,414	4,392	4,485
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Midstream	2,446	2,458	2,488
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)(e)	Service & Equipment	4,537	4,495	4,484
Hudson Products Holdings Inc., L+500, 3.0% LIBOR Floor, 8/25/15	Service & Equipment	1,684	1,607	1,478
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	3,500	3,454	3,507
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18(d)	Service & Equipment	3,000	2,882	2,895

Total Senior Secured Loans—First Lien			22,694	22,720

Senior Secured Loans—Second Lien—8.2%
Astoria Generating Company, L.P., L+375, 8/23/13(d)	Power	2,000	1,849	1,769
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	2,500	2,571	2,307
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 1/7/16(d)(f)	Upstream	1,492	1,506	1,501

Total Senior Secured Loans—Second Lien			5,926	5,577

Senior Secured Bonds—7.2%
Hexion Specialty Chemicals, Inc., 8.9%, 2/1/18(d)	Service & Equipment	2,750	2,486	2,598
Homer City Funding LLC, 8.1%, 10/1/19(d)	Power	1,525	1,431	1,335
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,028	942

Total Senior Secured Bonds			4,945	4,875

Subordinated Debt—52.9%
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,185	2,161
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	3,500	3,547	3,553
Chaparral Energy Inc., 8.9%, 2/1/17(d)	Upstream	1,750	1,806	1,817
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,671	4,770
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,133	2,250
Samson Investment Company, L+650, 1.5% LIBOR Floor, 12/27/12(d)(e)	Upstream	20,000	20,000	20,000
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,310	1,238

Total Subordinated Debt			35,652	35,789

Equity/Other—33.5%(g)		Number of Shares	Amortized Cost	Fair Value
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	22,591	22,681

Total Equity/Other			22,591	22,681

TOTAL INVESTMENTS—135.4%			$91,808	91,642

LIABILITIES IN EXCESS OF OTHER ASSETS—(35.4)%				(23,957)

NET ASSETS—100.0%				$67,685

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)

As of December 31, 2011

(in thousands)

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2012, the Company had two wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, which was established on June 16, 2011, and EP Investments LLC, or EP Investments, which was established on June 24, 2011. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Since commencing its initial public offering and through May 11, 2012, the Company has sold 18,116,845 common shares (as adjusted for share distributions) for gross proceeds of $177,944. As of May 11, 2012, the Company had raised total gross proceeds of $198,148, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4). During the three months ended March 31, 2012, the Company sold 7,013,305 common shares (as adjusted for share distributions) for gross proceeds of $68,894 at an average price per share of $9.82. The gross proceeds received during the three months ended March 31, 2012 include reinvested shareholder distributions of $696 for which the Company issued 77,778 common shares. During the period from April 1, 2012 to May 11, 2012, the Company sold 5,624,216 common shares for gross proceeds of $55,678 at an average price per share of $9.90.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $5,990 for the three months ended March 31, 2012.

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

GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet and schedule of investments is derived from the 2011 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

        Use of Estimates:    The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

        Reclassifications:    Certain amounts in the 2011 financial statements have been reclassified to conform to the classifications used to prepare the 2012 financial statements. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

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

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company's methodology for accruing for this incentive fee includes unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company accrued a capital gains incentive fee of $67 based on the performance of its

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

portfolio, all of which was based on unrealized gains and none of which was payable to FS Advisor. During the three months ended March 31, 2012, the Company accrued an additional capital gains incentive fee of $519 based on the performance of its portfolio, of which $436 was based on unrealized gains and $83 was based on realized gains.

Note 3. Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value" and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has implemented this guidance and it did not have a material impact on its consolidated financial statements, except for enhanced disclosures around fair value measurements.

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

        The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of operations. During the three months ended March 31, 2012, FS Advisor earned $775 in base management fees. Management fees are paid on a quarterly basis in arrears. It is intended that such fees will be applied to offset the liability of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, under the expense reimbursement agreement discussed below.

        The Company accrues for the capital gains incentive fee on a quarterly basis by calculating such fee as if it were due and payable as of the end of such period. While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2012, the Company accrued a capital gains incentive fee of $519 based on the performance of its portfolio, of which $436 was based on unrealized gains and $83 was based on realized gains.

        The Company also reimburses FS Advisor for expenses necessary for its performance of services related to administering and operating the Company, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that the Company would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2012, the Company incurred administrative services charges of $62 attributable to FS Advisor. Of these charges, $51 related to the allocation of costs of administrative personnel for services rendered to the Company by employees of FS Advisor and the remainder related to other reimbursable expenses. It is intended that such fees will be applied to offset Franklin Square Holdings' liability under the expense reimbursement agreement discussed below.

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded offering costs and organization costs in the amount of $418 and $279 for the three months ended March 31, 2012 and March 31, 2011, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by the Company. The Company incurred organization costs of $93 during the three months ended March 31, 2011. Since inception, Franklin Square Holdings has funded $3,056 in offering and organization costs.

        The dealer manager for the Company's public offering is FS2 Capital Partners, LLC, which is one of the Company's affiliates. During the three months ended March 31, 2012, FS2 Capital Partners, LLC,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

retained $1,276 for selling commissions and dealer manager fees in connection with the sale of the Company's common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company exceeded the minimum offering requirement. The Company paid total reimbursements of $1,022 to FS Advisor and its affiliates during the three months ended March 31, 2012. As of March 31, 2012, $942 remains reimbursable to FS Advisor and its affiliates under this arrangement and will be paid during the offering period, provided that 1.5% of gross proceeds raised are sufficient to cover such expenses. The reimbursements are recorded as a reduction of capital.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by the Company's chairman, president and chief executive officer, Michael C. Forman, and the Company's vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company's expenses in future quarters.

        During the three months ended March 31, 2012, the Company accrued $801 for reimbursements that Franklin Square Holdings has agreed to pay. As discussed more fully above, it is intended that these reimbursements will be funded through the offset of fees otherwise payable by the Company to FS Advisor. Under the expense reimbursement agreement, such amounts may become subject to repayment by the Company in the future.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares through March 31, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789

(1)
The amount of each per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        On April 9, 2012, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which were paid on April 30, 2012 to shareholders of record on April 13, 2012 and April 30, 2012, respectively. On May 2, 2012, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on May 31, 2012 to shareholders of record on May 15, 2012 and May 30, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

        The Company has adopted an "opt in" distribution reinvestment plan for its shareholders. As a result, if the Company makes a distribution, its shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares of the Company.

        The Company may fund its cash distributions to shareholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

reflects the sources of the cash distributions that the Company has paid on its common shares during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	649	36%
Capital gains proceeds from the sale of assets	339	19%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	801	45%

Total	$1,789	100%

(1)
During the three months ended March 31, 2012, 84% of the Company's gross investment income was attributable to cash interest earned and 16% was attributable to non-cash accretion of discount.

        The Company's net investment income on a tax-basis for the three months ended March 31, 2012 was $1,450. The Company distributed all of its tax-basis net investment income earned as of March 31, 2012.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis amortization of organization and start-up costs incurred prior to the commencement of the Company's operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of realized gains on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
GAAP-basis net investment income	$1,540
Accrued income on limited partnership	(657)
Amortization of organizational costs	(6)
Reversal of incentive fee accrual on unrealized gains	436
GAAP realized gains on total return swap	119
Accretion of discount on total return swap	18

Tax-basis net investment income	$1,450

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of March 31, 2012 and December 31, 2011, the components of accumulated earnings on a tax-basis were as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$—	$—
Limited partnership receivable	262	—
Incentive fee accrual on unrealized gains	(503)	(67)
Unamortized organizational costs	(332)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency(1)	2,433	(89)

	$1,860	$(494)

(1)
As of March 31, 2012 and December 31, 2011, the gross unrealized appreciation on the Company's investments and total return swap was $2,868 and $761, respectively. As of March 31, 2012 and December 31, 2011, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $435 and $850, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $143,051 and $91,808 as of March 31, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax-basis, including the Company's total return swap, or TRS, with Citibank, N.A., or Citibank, was $2,447 and $(72) as of March 31, 2012 and December 31, 2011, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$41,484	$42,420	29%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	5,940	5,802	4%	5,926	5,577	6%
Senior Secured Bonds	1,027	1,032	1%	4,945	4,875	5%
Subordinated Debt	51,485	52,145	36%	35,652	35,789	39%
Equity/Other	43,510	43,723	30%	22,591	22,681	25%

	$143,446	$145,122	100%	$91,808	$91,642	100%

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

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2012, the Company had two such investments with an aggregate unfunded commitment of $18,666.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$69,545	48%	$36,027	39%
Midstream	32,737	22%	25,169	28%
Downstream	11,057	8%	942	1%
Service & Equipment	19,018	13%	15,560	17%
Power	12,765	9%	13,944	15%

Total	$145,122	100%	$91,642	100%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        As of March 31, 2012 and December 31, 2011, the Company's investments were categorized as follows in the fair value hierarchy:

	March 31, 2012 (Unaudited)		December 31, 2011
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	145,122	421	91,642	121

	$145,122	$421	$91,642	$121

        The Company's investments as of March 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. The Company's three equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such interests, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows and net income. One of the Company's subordinated debt investments, which was purchased near March 31, 2012, was valued at cost, as the Company's board of trustees determined that the cost of the investment was the best indication of its fair value. The Company valued its TRS in accordance with the agreements governing such arrangement. Pursuant to those agreements, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company's valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company's TRS, see Note 8.

        The Company's investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. The Company's one equity investment and one of its subordinated debt investments, both of which were purchased near December 31, 2011, were valued at cost, as the Company's board of trustees determined that the cost of the investments was the best indication of their fair value. The Company valued its TRS in accordance with the agreements governing such arrangement. Pursuant to those agreements, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company's valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company's TRS, see Note 8.

        The Company periodically benchmarks the bid and ask prices received from the third-party pricing service against the actual prices at which it purchases and sells its investments. Based on the results of the benchmark analysis and the Company's experience in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service, including the use of an independent valuation firm. The Company will periodically benchmark the valuations provided by the independent valuation firm against the prices at which it purchases and sells its investments. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        The following is a reconciliation for the three months ended March 31, 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the three months ended March 31, 2012
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642
Accretion of discount (amortization of premium)	28	18	6	(10)	395	437
Net realized gain	18	—	312	—	—	330
Net change in unrealized appreciation (depreciation)	911	211	75	522	123	1,842
Purchases	23,157	—	—	35,844	20,536	79,537
Paid-in-kind interest	—	—	—	—	—	—
Sales and redemptions	(4,414)	(4)	(4,236)	(20,000)	(12)	(28,666)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$42,420	$5,802	$1,032	$52,145	$43,723	$145,122

The amount of total gains for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$875	$211	$91	$522	$123	$1,822

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2012 were as follows:

Type of Investment	Fair Value at March 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Equity/Other	$43,723	Market Comparables	Market Yield (%)	15.5% - 16.0%
		Discounted Cash Flow	Discount Rate (%)	11.5% - 17.5%
		Option Valuation Model	Volatility (%)	42.0% - 42.0%

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. The TRS was valued in accordance with the agreements governing such arrangement as discussed above. One of the Company's subordinated debt investments, which was purchased near March 31, 2012, was valued at cost ($4,964), as the Company's board of trustees determined that the cost of the investment was the best indication of its fair value.

(2)
For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Total Return Swap

        On August 11, 2011, EP Investments entered into a TRS for one or more senior secured floating rate loans with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS from $25,000 to $100,000.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

        The obligations of EP Investments under the TRS are non-recourse to the Company and the Company's exposure under the TRS is limited to the value of the Company's investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $100,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay the Company's debts.

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

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, + 1.30% per annum (which rate was one-month LIBOR + 1.35% per annum prior to the increase in the size of the TRS to $100,000). In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

        The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

in EP Investments for the purpose of funding any additional collateral or payment obligations for which EP Investments may become obligated during the term of the TRS. If the Company does not make any such additional investment in EP Investments and EP Investments fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by EP Investments under the TRS.

        Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of March 31, 2012 and December 31, 2011, the fair value of the TRS was $421 and $121, respectively. The fair value of the TRS is reflected as an unrealized gain on the consolidated balance sheets. The change in value of the TRS is reflected in the statements of operations as net change in unrealized appreciation on total return swap. As of March 31, 2012, EP Investments had selected 8 underlying loans with a total notional amount of $19,042 and posted $8,168 in cash collateral held by Citibank (of which only $7,966 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

        The Company incurred costs of $16 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the TRS. As of March 31, 2012, $3 of such deferred financing costs have yet to be amortized to interest expense.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

        The following is a summary of the underlying loans subject to the TRS as of March 31, 2012:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Allison Transmission, Inc., L+350, 8/30/17(2)	Service & Equipment	$1,844	$1,974	$130
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	2,911	2,874	(37)
BRSP LLC, L+450, 3.0% LIBOR Floor, 6/15/14	Power	2,412	2,442	30
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	2,998	3,061	63
Hercules Offshore, 7.1%, 4/1/17(2)	Service & Equipment	1,000	999	(1)
La Paloma Generating Company, L+550, 1.5% LIBOR Floor, 5/15/18	Power	1,649	1,717	68
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17	Upstream	963	989	26
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14	Service & Equipment	5,265	5,232	(33)

TOTAL		$19,042	$19,288	246

	Total TRS Accrued Income and Liabilities:			175

	Total TRS Fair Value:			$421

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

        As of March 31, 2012, $50,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $257 in connection with obtaining the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the credit facility. As of March 31, 2012, $177 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 2.08% as of March 31, 2012. Interest is paid quarterly in arrears, and commenced November 20, 2011. The Company recorded interest expense of $263 for the three months ended March 31, 2012, of which $36 related to the amortization of deferred financing costs and $20 related to commitment fees on the unused portion of the credit facility. The Company paid $173 in interest expense for the three months ended March 31, 2012. The average borrowings under the credit facility for the three months ended March 31, 2012 were $39,325, with a weighted average interest rate of 2.31%, which includes commitment fees on the unused portion of the credit facility.

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

Note 11. FSEP Term Funding, LLC

        The financial statements of FSEP Funding are maintained separately from those of the Company. The assets of FSEP Funding are pledged as collateral supporting the amounts outstanding under the credit facility and, as such, are not available to pay the debts of the Company. The following is the balance sheet of FSEP Funding as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$82,220 and $65,152, respectively)	$83,429	64,995
Cash	18,552	953
Interest receivable	672	633
Deferred financing costs	177	213

Total assets	$102,830	$66,794

Liabilities
Payable for investments purchased	$54	$23,503
Credit facility payable	50,000	20,518
Due to FS Energy and Power Fund	36	50
Interest payable	163	109
Accrued expenses	4	12

Total liabilities	50,257	44,192

Member's equity	52,573	22,602

Total liabilities and member's equity	$102,830	$66,794

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

        The following is a schedule of financial highlights of the Company for the three months ended March 31, 2012 and the year ended December 31, 2011.

	Three Months Ended March 31, 2012 (Unaudited)	Year Ended December 31, 2011
Per Share Data(1):
Net asset value, beginning of period	$8.74	$8.91
Results of operations(2)
Net investment income	0.14	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency	0.24	0.07

Net increase (decrease) in net assets resulting from operations	0.38	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.13)	(0.27)
Distributions from net realized gain on investments	(0.03)	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.16)	(0.28)

Capital share transactions
Issuance of common shares(4)	0.07	0.10
Offering costs(2)	(0.04)	(0.39)
Reimbursement to investment adviser(2)	(0.09)	(0.26)
Capital contributions of investment adviser(2)	0.04	0.43

Net increase (decrease) in net assets resulting from capital share transactions	(0.02)	(0.12)

Net asset value, end of period	$8.94	$8.74

Shares outstanding, end of period	14,759,948	7,746,643

Total return(5)	4.04%	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$131,921	$67,685

Ratio of net investment income to average net assets(6)	1.59%	1.83%

Ratio of incentive fees to average net assets(6)	0.54%	0.19%

Ratio of interest expense to average net assets(6)	0.28%	0.79%

Ratio of operating expenses to average net assets(6)	2.04%	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(0.83%)	(2.03%)

Ratio of net operating expenses to average net assets(6)	1.21%	2.08%

Portfolio turnover(6)	24.86%	12.77%

(1)
The share information utilized to determine per share data has been retroactively adjusted to reflect the share distribution discussed in Note 5.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (Continued)

(2)
The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share (as adjusted for share distributions) during the period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous public offering and pursuant to the Company's distribution reinvestment plan. The issuance of common shares at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)
The total return for the three months ended March 31, 2012 was calculated by taking the net asset value as of March 31, 2012, adding the cash distributions per share which were declared during the period (as adjusted for share distributions) and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in Note 5. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(6)
Weighted average net assets during the three months ended March 31, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011 are used for this calculation. Ratios and portfolio turnover are not annualized.

Note 13. Subsequent Events

        On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS from $25,000 to $100,000. In connection with such amendment, the date that Citibank may terminate the TRS changed from May 11, 2012 to May 11, 2013, the interest rate paid by EP Investments to Citibank changed from one-month LIBOR + 1.35% per annum to one-month LIBOR + 1.30% per annum and the Company's guarantee of the obligations of EP Investments under the TRS has been terminated and released.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)

        The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us," "our" and the "Company" refer to FS Energy and Power Fund.

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

  •
  the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

  •
  our contractual arrangements and relationships with third parties;

  •
  actual and potential conflicts of interest with FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, GSO or any of their affiliates;

  •
  the dependence of our future success on the general economy and its effect on the industries in which we invest;

  •
  our use of financial leverage;

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

  •
  the effect of changes to tax legislation and our tax position; and

  •
  the tax status of the enterprises in which we invest.

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

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See "—Contractual Obligations." FS Advisor has engaged GSO to act as our investment sub-adviser. GSO is a subsidiary of The Blackstone Group L.P. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to asset allocation and other guidelines set by FS Advisor.

  Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gains and losses on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of our total return swap. Net unrealized gains and losses on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

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

Portfolio Investment Activity For The Three Months Ended March 31, 2012 and For The Year Ended December 31, 2011

        During the three months ended March 31, 2012, we made investments in portfolio companies totaling $79,537. During the same period we sold investments totaling $4,248 and received principal repayments of $24,418.

        As of March 31, 2012, our investment portfolio, with a total fair value of $145,122, consisted of interests in 27 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $318,716. As of March 31, 2012, the investments in our portfolio were purchased at an average price of 99.3% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 63.0% of our portfolio based on the fair value of our investments) was B2 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.9% based upon the purchase price of our investments.

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

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$41,484	$42,420	29%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	5,940	5,802	4%	5,926	5,577	6%
Senior Secured Bonds	1,027	1,032	1%	4,945	4,875	5%
Subordinated Debt	51,485	52,145	36%	35,652	35,789	39%
Equity/Other	43,510	43,723	30%	22,591	22,681	25%

	$143,446	$145,122	100%	$91,808	$91,642	100%

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

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2012, we held two such investments with an aggregate unfunded commitment of $18,666.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2012 and December 31, 2011:

	March 31, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$69,545	48%	$36,027	39%
Midstream	32,737	22%	25,169	28%
Downstream	11,057	8%	942	1%
Service & Equipment	19,018	13%	15,560	17%
Power	12,765	9%	13,944	15%

Total	$145,122	100%	$91,642	100%

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$—	—	$5,087	5%
2	143,039	99%	85,077	93%
3	2,083	1%	1,478	2%
4	—	—	—	—
5	—	—	—	—

	$145,122	100%	$91,642	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

        We commenced operations on July 18, 2011, when we raised in excess of $2,500 from persons who are not affiliated with us or FS Advisor. As a result, no comparisons with the comparable 2011 period have been included. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. For the three months ended March 31, 2011, we incurred organization costs of $93 and offering costs of $186 which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the three months ended March 31, 2012

  Revenues

        We generated investment income of $2,718 for the three months ended March 31, 2012 in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and other investments in our portfolio. Such revenues represent $2,281 of cash interest earned as well as $437 in non-cash portions relating to accretion of discount for the three months ended March 31, 2012. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

  Expenses

        Our total operating expenses were $1,979 for the three months ended March 31, 2012. Our operating expenses include base management fees and administrative services expenses attributed to FS Advisor of $775 and $62, respectively, for the three months ended March 31, 2012.

        FS Advisor is eligible to receive incentive fees based on performance. We accrued incentive fee expenses during the three months ended March 31, 2012 of $519, of which $436 was based on unrealized gains and $83 was based on realized gains. No such fee is actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $269 for the three months ended March 31, 2012 in connection with our credit facility and the amortization of deferred financing charges on our TRS. Fees and expenses incurred with our accounting and administrative service providers and our share transfer agent totaled $38 and $59, respectively, for the three months ended March 31, 2012.

        Our other general and administrative expenses totaled $257 for the three months ended March 31, 2012, and consisted of the following:

Three months ended March 31, 2012
Expenses associated with our independent audit and related fees	$84
Compensation of our chief compliance officer	12
Legal fees	31
Printing fees	14
Insurance expense	20
Trustee fees	82
Other	14

Total	$257

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three months ended March 31, 2012, the ratio of our operating expenses to our average net assets was 2.04% and the ratio of our net operating expenses to our average net assets, which includes $801 of expense reimbursements from FS Advisor, was 1.21%. Our ratio of operating expenses to average net assets includes $269 related to interest expense on our credit facility and TRS. Without such interest expense, our ratio of expenses to average net assets would have been 1.76%. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

        During the three months ended March 31, 2012, we accrued $801 for reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded through the offset of fees otherwise payable by us to FS Advisor. Under the expense reimbursement agreement with Franklin Square Holdings, such amounts may become subject to repayment by us in the future.

  Net Investment Income

        Our net investment income totaled $1,540 for the three months ended March 31, 2012.

  Net Realized Gains or Losses

        We sold investments and received principal repayments of $28,666 during the three months ended March 31, 2012, from which we realized net gains of $330. We earned $119 from periodic net settlement payments on our TRS which are reflected as realized gains and $9 from settlements on foreign currency.

  Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain/Loss on Foreign Currency

        For the three months ended March 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $1,842 and the net change in unrealized gain/loss on foreign currency was $3. The change in unrealized appreciation (depreciation) on our TRS was $300 during this period. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2012 was primarily driven by continued improvement in the credit markets during the first quarter of 2012.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended March 31, 2012, the net increase (decrease) in net assets resulting from operations was $4,143.

Financial Condition, Liquidity and Capital Resources

        During the three months ended March 31, 2012, we sold 7,013,305 common shares (as adjusted for share distributions) for gross proceeds of $68,894. The gross proceeds received during the three months ended March 31, 2012 include reinvested shareholder distributions of $696 for which we issued 77,778 common shares. During the three months ended March 31, 2012, we also incurred offering costs of $418 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $5,990 for the three months ended March 31, 2012. These sales commissions and fees include $1,276 retained by the dealer manager, FS2 Capital Partners, LLC, which is one of our affiliates.

        As of May 11, 2012, we have sold 20,384,164 common shares (as adjusted for share distributions) for gross proceeds of $198,148, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

        We generate cash primarily from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of our common shares. We accept subscriptions on a continuous basis and issue shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

        Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

        As of March 31, 2012, we had $40,093 in cash, which we have invested in interest bearing accounts, and $8,168 in cash held as collateral by Citibank under the terms of the TRS.

  Revolving Credit Facility

        On June 24, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, FSEP Funding, entered into the credit facility with Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. The credit facility provides for borrowings in an aggregate amount up to $50,000 on a committed basis.

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

        As of March 31, 2012, $50,000 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $257 in connection with obtaining the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the credit facility. As of March 31, 2012, $177 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 2.08% as of March 31, 2012. Interest is paid quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $263 for the three months ended March 31, 2012, of which $36 related to the amortization of deferred financing costs and $20 related to commitment fees on the unused portion of the credit facility. We paid $173 in interest expense for the three months ended March 31, 2012. The average borrowings under the credit facility for the three months ended March 31, 2012 were $39,325, with a weighted average interest rate of 2.31%, which includes commitment fees on the unused portion of the credit facility.

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

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. FSEP Funding was in compliance with the terms of the credit facility as of March 31, 2012.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On August 11, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, EP Investments, entered into the TRS for one or more senior secured floating rate loans with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS from $25,000 to $100,000.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire loans and incurring interest expense to a lender.

        The obligations of EP Investments under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $100,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the agreements governing the TRS. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay our debts.

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

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR + 1.30% per annum (which rate was one-month LIBOR + 1.35% per annum prior to the increase in the size of the TRS to $100,000). In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

        We have no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. We may, but are not obligated to, increase our equity investment in EP Investments for the purpose of funding any additional collateral or payment obligations for which EP Investments may become obligated during the term of the TRS. If we do not make any such additional investment in EP Investments and EP Investments fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by EP Investments under the TRS.

        Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of March 31, 2012 and December 31, 2011, the fair value of the TRS was $421 and $121, respectively. The fair value of the TRS is reflected as an unrealized gain on our consolidated balance sheets. The change in value of the TRS is reflected in the statements of operations as net change in unrealized appreciation on total return swap. As of March 31, 2012, EP Investments had selected 8 underlying loans with a total notional amount of $19,042 and posted $8,168 in cash collateral held by Citibank (of which only $7,966 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheet. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheet.

        We incurred costs of $16 in connection with obtaining the TRS, which we have recorded as deferred financing costs on our consolidated balance sheet and amortize to interest expense over the life of the TRS. As of March 31, 2012, $3 of such deferred financing costs have yet to be amortized to interest expense.

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

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare distributions on either a semi-monthly or monthly basis and pay distributions on either a monthly or quarterly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2012 represented a return of capital for tax purposes.

        We make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares through March 31, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789

(1)
The amount of each per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        On April 9, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which were paid on April 30, 2012 to shareholders of record on April 13, 2012 and April 30, 2012, respectively. On May 2, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on May 31, 2012 to shareholders of record on May 15, 2012 and May 30, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects the sources of the cash distributions that we have paid on our common shares during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	649	36%
Capital gains proceeds from the sale of assets	339	19%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	801	45%

Total	$1,789	100%

(1)
During the three months ended March 31, 2012, 84% of our gross investment income was attributable to cash interest earned and 16% was attributable to non-cash accretion of discount.

        Our net investment income on a tax-basis for the three months ended March 31, 2012 was $1,450. We distributed all of our tax-basis net investment income earned as of March 31, 2012.

        The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis amortization of organization and start-up costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
GAAP-basis net investment income	$1,540
Accrued income on limited partnership	(657)
Amortization of organizational costs	(6)
Reversal of incentive fee accrual on unrealized gains	436
GAAP realized gains on total return swap	119
Accretion of discount on total return swap	18

Tax-basis net investment income	$1,450

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

        As of March 31, 2012 and December 31, 2011, the components of accumulated earnings on a tax-basis were as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income	$—	$—
Limited partnership receivable	262	—
Incentive fee accrual on unrealized gains	(503)	(67)
Unamortized organizational costs	(332)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency(1)	2,433	(89)

	$1,860	$(494)

(1)
As of March 31, 2012 and December 31, 2011, the gross unrealized appreciation on our investments and total return swap was $2,868 and $761, respectively. As of March 31, 2012 and December 31, 2011, the gross unrealized depreciation on our investments and loss on foreign currency was $435 and $850, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $143,051 and $91,808 as of March 31, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax-basis, including our TRS, was $2,447 and $(72) as of March 31, 2012 and December 31, 2011, respectively.

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

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

        Our investments as of March 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. Our three equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such interests, as well as various income scenarios and multiples of EBITDA, cash flows and net income. One of our subordinated debt investments, which was purchased near March 31, 2012, was valued at cost, as our board of trustees determined that the cost of the investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on our TRS, see "—Financial Condition, Liquidity and Capital Resources—Total Return Swap."

        Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by the service. Our one equity investment and one of our subordinated debt investments, both of which were purchased near December 31, 2011, were valued at cost, as our board of trustees determined that the cost of the investments was the best indication of their fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on our TRS, see "—Financial Condition, Liquidity and Capital Resources—Total Return Swap."

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and our management's experience in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service, including the use of an independent valuation firm. We will periodically benchmark the valuations provided by the independent valuation firm against the prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we accrued a capital gains incentive fee of $67 based on the performance of our portfolio, all of which was based on unrealized gains and none of which was payable to FS Advisor. During the three months ended March 31, 2012, we accrued an additional capital gains incentive fee of $519 based on the performance of our portfolio, of which $436 was based on unrealized gains and $83 was based on realized gains.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statements of Operations. As of March 31, 2012, we had not incurred any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2012, we incurred $775 in base management fees and $62 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2012, we accrued $83 in capital gains incentive fees based on realized gains in our investment portfolio that are payable to FS Advisor under the investment advisory and administrative services agreement. We have also recorded $436 in incentive fees based on unrealized gains in our investment portfolio as of March 31, 2012; however, such fees are not due and payable to FS Advisor unless and until such time as the gains become realized.

        As of March 31, 2012, $50,000 was outstanding under the credit facility between FSEP Funding and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between FSEP Funding and Deutsche Bank at March 31, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$50,000	$—	$50,000	$—	$—

(1)
At March 31, 2012, no amounts remained unused under the revolving credit facility.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value" and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have implemented this guidance and it did not have a material impact on our consolidated financial statements, except for enhanced disclosures around fair value measurements.

Related Party Transactions

        We have entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor is paid a base management fee of 2% of average gross assets and an incentive fee of 20% of net investment income, subject to an annualized 6.5% hurdle, and 20% of net realized capital gains, if applicable. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our operations. During the three months ended March 31, 2012, FS Advisor earned $775 in base management fees. Management fees are paid on a quarterly basis in arrears. It is intended that such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement discussed below.

        We accrue for the capital gains incentive fee, on a quarterly basis by calculating such fee as if it were due and payable as of the end of such period. While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended March 31, 2012, we accrued a capital gains incentive fee of $519 based on the performance of our portfolio, of which $436 was based on unrealized gains and $83 was based on realized gains.

        We also reimburse FS Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement is equal to the lower of FS Advisor's actual costs or the amount that we would be required to pay for comparable services in the same geographic location, and provided further that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. During the three months ended March 31, 2012, we incurred administrative services charges of $62 attributable to FS Advisor. Of these charges, $51 related to the allocation of costs of administrative personnel for services rendered to us by employees of FS Advisor and the remainder related to other reimbursable expenses. It is intended that such fees will be applied to offset Franklin Square Holdings' liability under the expense reimbursement agreement discussed below.

        Franklin Square Holdings has funded offering costs and organization costs in the amount of $418 and $279 for the three months ended March 31, 2012 and March 31, 2011, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par on the financial statements and the organization costs were charged to expense as incurred by us. We incurred organization costs of $93 during the three months ended March 31, 2011. Since inception, Franklin Square Holdings has funded $3,056 in offering and organization costs.

        The dealer manager for our public offering is FS2 Capital Partners, LLC, which is one of our affiliates. During the three months ended March 31, 2012, FS2 Capital Partners, LLC retained $1,276 for selling commissions and dealer manager fees in connection with the sale of our common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we exceeded our minimum offering requirement. We paid total reimbursements of $1,022 to FS Advisor and its affiliates during the three months ended March 31, 2012. As of March 31, 2012, $942 remains reimbursable to FS Advisor and its affiliates under this arrangement and will be paid during the offering period, provided that 1.5% of gross proceeds raised are sufficient to cover such expenses. The reimbursements are recorded as a reduction of capital.

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

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

        During the three months ended March 31, 2012, we accrued $801 for reimbursements that Franklin Square Holdings has agreed to pay. As discussed more fully above, it is intended that these reimbursements will be funded through the offset of fees otherwise payable by us to FS Advisor. Under the expense reimbursement agreement, such amounts may become subject to repayment by us in the future.

Recent Developments

        For the period from April 1, 2012 to May 11, 2012, we have sold 5,624,216 common shares for gross proceeds of $55,678 at an average price per share of $9.90.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of March 31, 2012, approximately 33% of our portfolio investments paid variable interest rates and the remainder (approximately 67%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a sizeable portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee preferred return, as defined in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the $50,000 credit facility which FSEP Funding maintains with Deutsche Bank, FSEP Funding borrows at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more loans having a maximum notional amount of $100,000 (which maximum notional amount was 25,000 prior to May 11, 2012), or such greater amount as may be agreed to by Citibank. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2012:

LIBOR Basis Point Change	Interest Income(1)	Interest Expense	Net Interest Income
Down 50 basis points	$14,048	$(906)	$13,142
Up 100 basis points	13,977	(1,656)	12,321
Up 200 basis points	14,402	(2,156)	12,246
Up 300 basis points	14,914	(2,656)	12,258

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Assumes no change in defaults or prepayments by portfolio companies.

        We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2012, we did not engage in interest rate hedging activities.

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

        As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, you should consider carefully the following information before making an investment in our common shares.

        The risk factor contained in our Annual Report on Form 10-K for the year ended December 31, 2011 entitled "Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their common shares if our board of trustees does not decrease the offering price in the event of a decline in our net asset value per share" is deleted in its entirety.

        The risk factor contained in our Annual Report on Form 10-K for the year ended December 31, 2011 entitled "We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage" is amended by replacing such risk factor in its entirety with the following:

          We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

          EP Investments has entered into a TRS for one or more senior secured floating rate loans with Citibank. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Total Return Swap" in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more detailed discussion of the terms of the TRS between EP Investments and Citibank.

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

          The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each loan included in the TRS). EP Investments' maximum liability under the TRS is the amount of any decline in the aggregate value of the loans subject to the TRS, less the amount of the cash collateral previously posted by EP Investments. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

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

          In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. Upon any termination of the TRS, EP Investments will be required to pay Citibank the amount of any decline in the aggregate value of the loans subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such loans. In the event that Citibank chooses to exercise its termination rights, it is possible that EP Investments will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if EP Investments controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

          In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See "—Risks Relating to Debt Financing" in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS from $25,000 to $100,000. In connection with such amendment, the date that Citibank may terminate the TRS changed from May 11, 2012 to May 11, 2013, the interest rate paid by EP Investments to Citibank changed from one-month LIBOR + 1.35% per annum to one-month LIBOR + 1.30% per annum and our guarantee of the obligations of EP Investments under the TRS has been terminated and released.

        The summary descriptions of the amendment to the TRS and ancillary agreements contained in this quarterly report on Form 10-Q are qualified in their entirety by the full text of such agreements, copies of which are attached to this quarterly report on Form 10-Q as Exhibits 10.15, 10.16 and 10.17 and are incorporated herein by reference.

Item 6.    Exhibits.

3.1	Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
4.1
Form of Subscription Agreement. (Incorporated by reference to Appendix A to the prospectus filed with Post-Effective Amendment No. 2 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 11, 2012.)
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
10.15	*	Termination and Release Acknowledgement, dated as of May 11, 2012, by Citibank N.A. in favor of the Company.
10.16	*
Amendment Agreement, dated as of May 11, 2012, to the ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between EP Investments LLC and Citibank, N.A.
10.17	*	Amended and Restated Confirmation Letter Agreement, dated as of May 11, 2012, by and between EP Investments LLC and Citibank, N.A.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)