Form 10-Q
period 2012-06-30
FS Energy & Power Fund
filed 2012-08-14
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

        The issuer has 36,187,116 common shares of beneficial interest outstanding as of August 13, 2012.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$238,510 and $91,808, respectively)	$237,859	$91,642
Cash	42,605	10,810
Due from counterparty	27,529	7,878
Receivable for overfunded investment	—	434
Reimbursement due from sponsor(1)	631	533
Interest receivable	3,271	656
Receivable for common shares purchased	177	99
Deferred financing costs	256	222
Receivable due on total return swap(2)	154	260
Unrealized appreciation on total return swap(2)	732	121
Prepaid expenses and other assets	71	77

Total assets	$313,285	$112,732

Liabilities
Payable for investments purchased	$25,053	$23,503
Credit facility payable	35,500	20,518
Shareholder distributions payable	1,384	374
Management fees payable	1,277	346
Accrued capital gains incentive fee(3)	301	67
Administrative services expense payable	21	52
Interest payable	137	109
Other accrued expenses and liabilities	400	78

Total liabilities	64,073	45,047

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 28,082,060 and 7,746,643 shares issued and outstanding, respectively(4)	28	8
Capital in excess of par value	249,072	68,171
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency	487	—
Accumulated distributions in excess of net investment income(5)	(436)	(432)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	61	(62)

Total shareholders' equity	249,212	67,685

Total liabilities and shareholders' equity	$313,285	$112,732

Net asset value per common share at period end	$8.87	$8.74

(1)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's total return swap agreement.

(3)
See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The outstanding shares and net asset value per share reflect this distribution on a retroactive basis.

(5)
See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income
Interest income	$4,337	$—	$7,055	$—

Total investment income	4,337	—	7,055	—

Operating expenses
Management fees	1,277	—	2,052	—
Capital gains incentive fees(1)	(285)	—	234	—
Administrative services expenses	139	—	201	—
Share transfer agent fees	120	—	179	—
Accounting and administrative fees	42	—	80	—
Interest expense	264	—	533	—
Organization costs	—	74	—	167
Other general and administrative expenses	310	—	567	—

Total operating expenses	1,867	74	3,846	167
Less: Expense reimbursement from sponsor(2)	(631)	—	(1,432)	—

Net expenses	1,236	74	2,414	167

Net investment income (loss)	3,101	(74)	4,641	(167)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	224	—	554	—
Net realized gain (loss) on total return swap(3)	368	—	487	—
Net realized gain (loss) on foreign currency	—		9
Net change in unrealized appreciation (depreciation) on investments	(2,327)	—	(485)	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	311	—	611	—
Net change in unrealized gain (loss) on foreign currency	(6)	—	(3)	—

Total net realized and unrealized gain/loss on investments	(1,430)	—	1,173	—

Net increase (decrease) in net assets resulting from operations	$1,671	$(74)	$5,814	$(167)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations	$0.08	$(3.30)	$0.37	$(7.44)

Weighted average shares outstanding	20,784,076	22,444	15,837,971	22,444

(1)
See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's total return swap agreement.

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the three and six months ended June 30, 2012 and reflects the share distribution on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operations
Net investment income (loss)	$4,641	$(167)
Net realized gain (loss) on investments, total return swap and foreign currency	1,050	—
Net change in unrealized appreciation (depreciation) on investments	(485)	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	611	—
Net change in unrealized gain (loss) on foreign currency	(3)	—

Net increase (decrease) in net assets resulting from operations	5,814	(167)

Shareholder distributions(2)
Distributions from net investment income	(4,645)	—
Distributions from net realized gain on investments	(563)	—

Net decrease in net assets resulting from shareholder distributions	(5,208)	—

Capital share transactions
Issuance of common shares	181,101	—
Reinvestment of shareholder distributions	2,271	—
Offering costs	(905)	(777)
Reimbursement of investment adviser(3)	(2,051)	—
Capital contributions of investment adviser	505	944

Net increase in net assets resulting from capital share transactions	180,921	167

Total increase in net assets	181,527	—
Net assets at beginning of period	67,685	200

Net assets at end of period	$249,212	$200

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 5 for a discussion of the source of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,814	$(167)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(207,590)	—
Proceeds from sales and repayments of investments	61,776	—
Net realized (gain) loss on investments	(554)	—
Net change in unrealized (appreciation) depreciation on investments	485	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	(611)	—
Accretion of discount	(334)	—
Amortization of deferred financing costs	91	—
(Increase) decrease in due from counterparty	(19,651)	—
(Increase) decrease in receivable for overfunded investment	434	—
(Increase) decrease in reimbursement due from sponsor(2)	(98)	—
(Increase) decrease in interest receivable	(2,615)	—
(Increase) decrease in receivable due on total return swap(1)	106	—
(Increase) decrease in prepaid expenses and other assets	6	—
Increase (decrease) in payable for investments purchased	1,550	—
Increase (decrease) in management fees payable	931	—
Increase (decrease) in accrued capital gains incentive fee	234	—
Increase (decrease) in administrative services expense payable	(31)	—
Increase (decrease) in interest payable	28	—
Increase (decrease) in other accrued expenses and liabilities	322	—

Net cash used in operating activities	(159,707)	(167)

Cash flows from financing activities
Issuance of common shares	181,023	—
Reinvestment of shareholder distributions	2,271	—
Offering costs	(905)	(777)
Capital contributions of investment adviser	505	944
Reimbursement of investment adviser(3)	(2,051)	—
Shareholder distributions	(4,198)	—
Borrowings under credit facility(4)	29,482	—
Repayments of credit facility	(14,500)
Deferred financing costs paid	(125)	(20)

Net cash provided by financing activities	191,502	147

Total increase (decrease) in cash	31,795	(20)
Cash at beginning of period	10,810	200

Cash at end of period	$42,605	$180

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)
During the six months ended June 30, 2012, the Company paid $414 in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—26.4%
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)(e)	Midstream	$20,206	$20,312	$20,357
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	5,690	5,772	5,842
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	6,590	6,653	6,864
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Service & Equipment	9,537	9,164	8,737
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/2/19	Power	2,801	2,747	2,797
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/2/19	Power	440	432	440
Hudson Products Holdings Inc., Prime+500, 4.0% Prime Floor, 8/25/15	Service & Equipment	1,680	1,613	1,613
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19(d)(e)	Power	3,966	3,866	3,931
NANA Development Corp., L+500, 1.5% LIBOR Floor, 7/22/16(e)	Service & Equipment	1,713	1,683	1,691
PL Propylene LLC, L+575, 1.3% LIBOR Floor, 3/23/17(f)	Downstream	2,993	2,936	3,028
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	4,464	4,417	4,473
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18(d)	Service & Equipment	2,985	2,874	2,990
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(f)	Service & Equipment	2,938	2,930	2,935

Total Senior Secured Loans—First Lien			65,399	65,698

Senior Secured Loans—Second Lien—7.9%
Astoria Generating Co., L.P., L+375, 8/23/13(d)	Power	2,000	1,892	1,790
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)(e)	Service & Equipment	8,360	8,347	8,276
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/20/19(e)	Power	8,000	7,839	8,023
Southern Pacific Resource Corp., Prime+750, 1/7/16(d)(f)	Upstream	1,485	1,497	1,496

Total Senior Secured Loans—Second Lien			19,575	19,585

Senior Secured Bonds—0.4%
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,026	1,015

Total Senior Secured Bonds			1,026	1,015

Subordinated Debt—44.1%
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(d)(e)	Upstream	12,531	12,571	12,468
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,162	2,206
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(d)(f)	Upstream	2,000	1,972	2,064
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	3,500	3,545	3,708
Chaparral Energy Inc., 7.6%, 11/15/22(d)	Upstream	4,000	4,079	4,075
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(d)(f)	Upstream	10,000	9,727	9,930
Comstock Resources, Inc., 9.5%, 6/15/20(d)(f)	Upstream	12,000	11,439	11,830
Everest Acquisition LLC, 9.4%, 5/1/20(d)	Upstream	14,250	14,250	14,721
GulfMark Offshore, Inc., 6.4%, 3/15/22(d)(f)	Service & Equipment	3,500	3,500	3,526
Laredo Petroleum, Inc., 7.4%, 5/1/22(d)(f)	Upstream	750	750	782
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(d)(f)	Upstream	2,000	1,973	1,900
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,673	4,938
Penn Virginia Resource Partners, L.P., 8.4%, 6/1/20(f)	Midstream	5,250	5,250	5,355
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,143	1,763
Resolute Energy Corp., 8.5%, 5/1/20(d)(f)	Upstream	1,500	1,500	1,501
Samson Investment Co., 9.8%, 2/15/20(d)(e)	Upstream	20,500	20,529	20,509
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,307	1,231
SandRidge Energy, Inc., 8.1%, 10/15/22(f)	Upstream	2,500	2,500	2,519
Vanguard Natural Resources, LLC, 7.9%, 4/1/20(f)	Upstream	5,000	4,966	5,002

Total Subordinated Debt			108,836	110,028

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of June 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—16.7%(g)
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	$22,846	$20,997
Plains Offshore Operations Inc., Preferred Equity(d)	Upstream	206,358	20,139	19,847
Plains Offshore Operations Inc., Strike: $20.00, Warrants(d)	Upstream	405,378	689	689

Total Equity/Other			43,674	41,533

TOTAL INVESTMENTS—95.5%			$238,510	237,859

ASSETS IN EXCESS OF OTHER LIABILITIES—4.5%				11,353

NET ASSETS—100.0%				$249,212

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)	$65,763	$732

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Denominated in U.S. dollars unless otherwise noted.

(c)
Fair value determined by the Company's board of trustees (see Note 7).

(d)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)
Position or portion thereof unsettled as of June 30, 2012.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of June 30, 2012, 73.9% of the Company's total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a "look through" basis by disregarding the value of the Company's total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.8% of the Company's total assets represented qualifying assets as of June 30, 2012.

(g)
Listed investments may be treated as debt for GAAP or tax purposes.

(h)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2012.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—33.6%
Dalbo Holdings, Inc., L+500, 2.0% LIBOR Floor, 8/27/12(d)	Service & Equipment	$1,906	$1,864	$1,798
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	1,571	1,542	1,585
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)(e)	Power	4,414	4,392	4,485
First Reserve Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Midstream	2,446	2,458	2,488
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)(e)	Service & Equipment	4,537	4,495	4,484
Hudson Products Holdings Inc., L+500, 3.0% LIBOR Floor, 8/25/15	Service & Equipment	1,684	1,607	1,478
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	3,500	3,454	3,507
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18(d)	Service & Equipment	3,000	2,882	2,895

Total Senior Secured Loans—First Lien			22,694	22,720

Senior Secured Loans—Second Lien—8.2%
Astoria Generating Co., L.P., L+375, 8/23/13(d)	Power	2,000	1,849	1,769
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	2,500	2,571	2,307
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 1/7/16(d)(f)	Upstream	1,492	1,506	1,501

Total Senior Secured Loans—Second Lien			5,926	5,577

Senior Secured Bonds—7.2%
Hexion Specialty Chemicals, Inc., 8.9%, 2/1/18(d)	Service & Equipment	2,750	2,486	2,598
Homer City Funding LLC, 8.1%, 10/1/19(d)	Power	1,525	1,431	1,335
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,028	942

Total Senior Secured Bonds			4,945	4,875

Subordinated Debt—52.9%
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,185	2,161
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	3,500	3,547	3,553
Chaparral Energy Inc., 8.9%, 2/1/17(d)	Upstream	1,750	1,806	1,817
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,671	4,770
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,133	2,250
Samson Investment Co., L+650, 1.5% LIBOR Floor, 12/27/12(d)(e)	Upstream	20,000	20,000	20,000
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,310	1,238

Total Subordinated Debt			35,652	35,789

Equity/Other—33.5%(g)		Number of Shares	Amortized Cost	Fair Value
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	22,591	22,681

Total Equity/Other			22,591	22,681

TOTAL INVESTMENTS—135.4%			$91,808	91,642

LIABILITIES IN EXCESS OF OTHER ASSETS—(35.4)%				(23,957)

NET ASSETS—100.0%				$67,685

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of its common shares of beneficial interest, or common shares, in its continuous public offering to persons who are not affiliated with the Company or the Company's investment adviser, FS Investment Advisor, LLC, or FS Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2012, the Company had two wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, which was established on June 16, 2011, and EP Investments LLC, or EP Investments, which was established on June 24, 2011. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Since commencing its continuous public offering and through August 13, 2012, the Company has sold 33,919,797 common shares (as adjusted for share distributions) for gross proceeds of $335,141. As of August 13, 2012, the Company had raised total gross proceeds of $355,345, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4). During the six months ended June 30, 2012, the Company sold 20,335,417 common shares (as adjusted for share distributions) for gross proceeds of $201,019 at an average price per share of $9.89. The gross proceeds received during the six months ended June 30, 2012 include reinvested shareholder distributions of $2,271 for which the Company issued 251,579 common shares (as adjusted for share distributions). During the period from July 1, 2012 to August 13, 2012, the Company sold 8,105,056 common shares for gross proceeds of $80,750 at an average price per share of $9.96.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $17,647 for the six months ended June 30, 2012.

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

GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company's annual report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet and schedule of investments are derived from the 2011 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Capital Gains Incentive Fee:    The Company has entered into an investment advisory and administrative services agreement with FS Advisor, which was amended on August 10, 2012 (and which, as amended, is referred to herein as the investment advisory and administrative services agreement). For additional information regarding the amendment to this agreement, see Note 13. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains earned on liquidated investments of the Company's portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company accrued capital gains incentive fees of $67 based on the performance of its portfolio, all of which were based on unrealized gains and none of which were payable to FS Advisor. During the six months ended June 30, 2012, the Company accrued capital gains incentive fees of $234 based on the performance of the Company's portfolio, all of which were based on unrealized gains and none of which are payable to FS Advisor.

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

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the Company's portfolio and is determined and payable in

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company's incentive fee capital gains, which equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

        The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of the Company's operations. Management fees are paid on a quarterly basis in arrears. As of December 31, 2011, $346 in base management fees were payable to FS Advisor. During the six months ended June 30, 2012, the Company accrued $2,052 in base management fees payable to FS Advisor, including $1,277 in base management fees accrued during the three months ended June 30, 2012. During the six months ended June 30, 2012, $1,121 in base management fees were applied to offset the liability of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, under the expense reimbursement agreement discussed below. Of the $1,277 in base management fees accrued and payable as of June 30, 2012, it is intended that $631 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of June 30, 2012 and the balance, $646, will be paid to FS Advisor.

        The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended June 30, 2012, the Company reversed $285 in capital gains incentive fees previously accrued by the Company based on the performance of its portfolio. During the six months ended June 30, 2012, the Company accrued capital gains incentive fees of $234 based on the performance of the Company's portfolio, all of which were based on unrealized gains and none of which are payable to FS Advisor.

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time records and other reasonable metrics. The Company's board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, the board of trustees compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

        As of December 31, 2011, the Company had $52 of administrative services expense payable to FS Advisor. During the six months ended June 30, 2012, the Company incurred administrative services

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

expenses of $201 attributable to FS Advisor, of which $144 related to the allocation of costs of administrative personnel for services rendered to the Company by employees of FS Advisor and the remainder related to other reimbursable expenses. During the six months ended June 30, 2012, the Company paid $232 of administrative services expenses to FS Advisor. As of June 30, 2012, the Company had $21 in administrative services expense payable to FS Advisor.

        Franklin Square Holdings funded offering costs and organization costs in the amount of $505 and $944 for the six months ended June 30, 2012 and June 30, 2011, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Since inception through June 30, 2012, Franklin Square Holdings has funded $3,143 in offering and organization costs.

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. During the six months ended June 30, 2012, FS2 retained $3,666 for selling commissions and dealer manager fees in connection with the sale of the Company's common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $2,051 to FS Advisor and its affiliates during the six months ended June 30, 2012. The reimbursements are recorded as a reduction of capital. As of June 30, 2012, no amounts remain payable to FS Advisor and its affiliates under this arrangement.

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of $200 to purchase 22,444 common shares (as adjusted for share distributions) at $8.91 per share, which represents the initial public offering price (as adjusted for share distributions), net of selling commissions and dealer manager fees. The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser.

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        FS Advisor's senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs, FS Investment Corporation and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to each of the Company, FS Investment Corporation and FS Investment Corporation II. While none of FS Advisor, FB Income Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation and/or FS Investment Corporation II rather than to the Company.

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

        As of December 31, 2011, $533 of reimbursements were payable to the Company from Franklin Square Holdings. During the six months ended June 30, 2012, the Company accrued $1,432 of reimbursements that Franklin Square Holdings has agreed to pay, including $631 in reimbursements for the three months ended June 30, 2012. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by the Company to FS Advisor. During the six months ended June 30, 2012, the Company received $213 from Franklin Square Holdings for reimbursements and offset $1,121 in base management fees payable by the Company to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2012, the Company had $631 in reimbursements due from Franklin Square Holdings, which the Company expects to offset against management fees payable by the Company to FS Advisor.

        Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. As of June 30, 2012, $1,432 of reimbursements may become subject to repayment by the Company to Franklin Square Holdings in the future.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the six months ended June 30, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419

(1)
The per share distributions during the three months ended March 31, 2012 have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On July 10, 2012, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which were paid on July 31, 2012 to shareholders of record on July 13, 2012 and July 30, 2012, respectively. On August 6, 2012, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on August 31, 2012 to shareholders of record on August 15, 2012 and August 30, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

        The Company has adopted an "opt in" distribution reinvestment plan for its shareholders. As a result, if the Company makes a distribution, its shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        The Company may fund its cash distributions to shareholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The following table

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

reflects the sources of the cash distributions that the Company has paid on its common shares during the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	2,634	51%
Capital gains proceeds from the sale of assets	563	11%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of limited partnership interest	579	11%
Expense reimbursement from sponsor	1,432	27%

Total	$5,208	100%

(1)
During the six months ended June 30, 2012, 89% of the Company's gross investment income was attributable to cash interest earned and 11% was attributable to non-cash accretion of discount.

        The Company's net investment income on a tax basis for the six months ended June 30, 2012 was $4,066. The Company distributed all of its tax-basis net investment income earned as of June 30, 2012.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis amortization of organization costs incurred prior to the commencement of the Company's operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of realized gains on the Company's total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2012:

Six Months Ended June 30, 2012
GAAP-basis net investment income	$4,641
Income on limited partnership interest	(1,304)
Amortization of organization costs	(12)
Reversal of incentive fee accrual on unrealized gains	234
GAAP realized gains on total return swap	487
Accretion of discount on total return swap	20

Tax-basis net investment income	$4,066

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

        The following table reflects the share distribution per share that the Company has declared on its common shares through June 30, 2012:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

        The purpose of this special share distribution was to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. The Company's board of trustees determined that the Company's portfolio performance sufficiently warranted taking this action.

        The share distribution increased the number of common shares outstanding, thereby reducing the Company's net asset value per share. However, because the share distribution was issued to all shareholders as of the record date in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of common shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, the Company's board of trustees determined that this issuance would not be dilutive to shareholders as of the record date. As the share distribution did not change any shareholder's proportionate interest in the Company, it is not expected to represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

        As of June 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income net of cash received on limited partnership interest	$—	$—
Distribution receivable on limited partnership interest	470	—
Incentive fee accrual on unrealized gains	(301)	(67)
Unamortized organization costs	(326)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency(1)	269	(89)

	$112	$(494)

(1)
As of June 30, 2012 and December 31, 2011, the gross unrealized appreciation on the Company's investments and total return swap was $3,441 and $761, respectively. As of June 30, 2012 and December 31, 2011, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $3,172 and $850, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The aggregate cost of the Company's investments for federal income tax purposes totaled $238,255 and $91,808 as of June 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company's total return swap, or TRS, with Citibank, N.A., or Citibank, was $289 and ($72) as of June 30, 2012 and December 31, 2011, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$65,399	$65,698	28%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	19,575	19,585	8%	5,926	5,577	6%
Senior Secured Bonds	1,026	1,015	1%	4,945	4,875	5%
Subordinated Debt	108,836	110,028	46%	35,652	35,789	39%
Equity/Other	43,674	41,533	17%	22,591	22,681	25%

	$238,510	$237,859	100%	$91,808	$91,642	100%

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

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2012, the Company had no such investments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$122,714	52%	$36,027	39%
Midstream	46,709	19%	25,169	28%
Downstream	4,043	2%	942	1%
Service & Equipment	29,768	12%	15,560	17%
Power	34,625	15%	13,944	15%

Total	$237,859	100%	$91,642	100%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        As of June 30, 2012 and December 31, 2011, the Company's investments were categorized as follows in the fair value hierarchy:

	June 30, 2012 (Unaudited)		December 31, 2011
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	237,859	732	91,642	121

	$237,859	$732	$91,642	$121

        The Company's investments as of June 30, 2012 and December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments as of the applicable period end by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

        As of June 30, 2012, the Company's three equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such interests, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows and net income. As of December 31, 2011, the Company's one equity investment and one of its subordinated debt investments, both of which were purchased near December 31, 2011, were valued at cost, as the Company's board of trustees determined that the cost of these investments was the best indication of their fair value.

        As of June 30, 2012 and December 31, 2011, the Company valued its TRS in accordance with the agreements between EP Investments and Citibank which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company's valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the Company's TRS, see Note 8.

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers, including the use of an independent valuation firm. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        The following is a reconciliation for the six months ended June 30, 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2012
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642
Accretion of discount (amortization of premium)	56	36	5	(18)	255	334
Net realized gain (loss)	135	—	312	107	—	554
Net change in unrealized appreciation (depreciation)	273	359	59	1,055	(2,231)	(485)
Purchases	72,850	13,621	—	99,931	21,188	207,590
Sales and redemptions	(30,336)	(8)	(4,236)	(26,836)	(360)	(61,776)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$65,698	$19,585	$1,015	$110,028	$41,533	$237,859

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$251	$359	$75	$1,065	$(2,231)	$(481)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2012 were as follows:

Type of Investment	Fair Value at June 30, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Equity/Other	$41,533	Market Comparables	Market Yield (%)	15.5% - 16.0%
		Discounted Cash Flow	Discount Rate (%)	12.8% - 17.5%
		Option Valuation Model	Volatility (%)	40.0%

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The TRS was valued in accordance with the TRS Agreement as discussed above.

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

        The obligations of EP Investments under the TRS are non-recourse to the Company and the Company's exposure under the TRS is limited to the value of the Company's investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $100,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay the Company's debts.

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

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's Investors Service, or Moody's, and Standard & Poor's Corporation, or S&P, and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

LIBOR, + 1.30% per annum (which rate was one-month LIBOR + 1.35% per annum prior to the increase in the size of the TRS to $100,000) on the full notional amount of loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

        The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in EP Investments for the purpose of funding any additional collateral or payment obligations for which EP Investments may become obligated during the term of the TRS. If the Company does not make any such additional investment in EP Investments and EP Investments fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by EP Investments under the TRS.

        Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any loan subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of June 30, 2012 and December 31, 2011, the fair value of the TRS was $732 and $121, respectively. The fair value of the TRS is reflected as an unrealized gain on the consolidated balance sheets. The change in value of the TRS is reflected in the consolidated statements of operations as net change in unrealized appreciation on total return swap. As of June 30, 2012, EP Investments had selected 16 underlying loans with a total notional amount of $65,763 and posted $27,529 in cash collateral held by Citibank (of which only $26,850 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

        As of June 30, 2012, the Company incurred costs of $16 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheets. As of June 30, 2012, all of such deferred financing costs have been amortized to interest expense.

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

        The following is a summary of the underlying loans subject to the TRS as of June 30, 2012:

Underlying Asset(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	$2,903	$2,873	$(30)
BRSP LLC, L+450, 3.0% LIBOR Floor, 6/4/14	Power	2,397	2,413	16
Buffalo Gulf Coast Terminals LLC, L+600, 1.5% LIBOR Floor, 10/31/17	Midstream	2,025	2,000	(25)
Chaparral Energy Inc., 7.6%, 11/15/22	Upstream	2,000	2,033	33
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(2)	Upstream	9,700	9,925	225
Dynegy Holdings Inc. (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	2,991	3,059	68
Dynegy Holdings Inc. (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	3,105	3,109	4
Everest Acquisition LLC, L+525, 1.3% LIBOR Floor, 4/24/18	Upstream	3,300	3,361	61
Hercules Offshore, Inc., 7.1%, 4/1/17(2)	Service & Equipment	1,000	967	(33)
Hilcorp Energy I, L.P., 8.0%, 2/15/20	Upstream	7,528	7,543	15
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 5/15/18	Power	1,645	1,712	67
NANA Development Corp., L+500, 1.5% LIBOR Floor, 7/22/16	Service & Equipment	4,913	4,913	—
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17	Upstream	9,967	9,974	7
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Power	4,950	4,821	(129)
UTEX Industries, Inc., L+550, 1.5% LIBOR Floor, 12/15/16	Service & Equipment	3,173	3,146	(27)
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(2)	Service & Equipment	4,166	4,136	(30)

TOTAL		$65,763	$65,985	222

	Total TRS Accrued Income and Liabilities:			510

	Total TRS Fair Value:			$732

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

        The following is a summary of the underlying loans subject to the TRS as of December 31, 2011:

Underlying Loan(1)(2)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Allison Transmission, Inc., L+275, 8/15/14	Service & Equipment	$1,844	$1,934	$90
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	3,007	2,893	(114)
BRSP LLC, L+450, 3.0% LIBOR Floor, 6/4/14	Power	2,413	2,431	18
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 5/15/18	Power	1,653	1,691	38
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17	Upstream	973	1,000	27
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14	Service & Equipment	2,315	2,290	(25)

TOTAL		$12,205	$12,239	34

	Total TRS Accrued Income and Liabilities:			87

	Total TRS Fair Value:			$121

(1)
Security may be an obligation of one or more entities affiliated with the named company.

(2)
All investments are qualifying assets under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets.

Note 9. Share Repurchase Program

        Beginning with the third calendar quarter of 2012, and on a quarterly basis thereafter, the Company intends to offer to repurchase common shares on such terms as may be determined by the Company's board of trustees in its complete and absolute discretion unless, in the judgment of the independent trustees of the Company's board of trustees, such repurchases would not be in the best interest of the Company's shareholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases common shares, it intends to conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of common shares in its continuous public offering. The offer to repurchase common shares will be conducted solely through tender offer materials mailed to each shareholder.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the repurchase program at any time, upon 30 days' notice.

Note 10. Revolving Credit Facility

        On June 24, 2011, FSEP Funding entered into a revolving credit facility, or the credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. On May 30, 2012, FSEP Funding entered into an amendment to the credit facility to increase the aggregate borrowings available under the credit facility by $50,000 to $100,000 on a committed basis.

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

        Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $50,000 (referred to herein as the Tranche A Commitment) or as Tranche B borrowings in an amount up to $50,000 (referred to herein as the Tranche B Commitment). Pricing under the credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with Tranche A Commitments bearing interest at the rate of LIBOR + 1.60% per annum and Tranche B Commitments bearing interest at the rate of LIBOR + 1.85% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        As of June 30, 2012, $35,500 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. As of June 30, 2012, the Company incurred costs of $382 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 10. Revolving Credit Facility (Continued)

to interest expense over the life of the credit facility. As of June 30, 2012, $256 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility as of June 30, 2012 was 2.04% per annum. Interest is paid quarterly in arrears, and commenced November 20, 2011. The Company recorded interest expense of $261 and $524 for the three and six months ended June 30, 2012, respectively, of which $46 and $82, respectively, related to the amortization of deferred financing costs and $24 and $44, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $414 in interest expense for the six months ended June 30, 2012. The average borrowings under the credit facility for the six months ended June 30, 2012 were $38,289, with a weighted average interest rate of 2.31%, which includes commitment fees on the unused portion of the credit facility.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 11. FSEP Term Funding, LLC

        The financial statements of FSEP Funding are maintained separately from those of the Company. The assets of FSEP Funding are pledged as collateral supporting the amounts outstanding under the credit facility and, as such, are not available to pay the debts of the Company. The following are the balance sheets of FSEP Funding as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$164,110 and $65,152, respectively)	$164,796	$64,995
Cash	1,065	953
Interest receivable	2,199	633
Deferred financing costs	256	213

Total assets	$168,316	$66,794

Liabilities
Payable for investments purchased	$15,530	$23,503
Credit facility payable	35,500	20,518
Due to FS Energy and Power Fund	56	50
Interest payable	137	109
Accrued expenses	10	12

Total liabilities	51,233	44,192

Member's equity	117,083	22,602

Total liabilities and member's equity	$168,316	$66,794

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

        The following is a schedule of financial highlights of the Company for the six months ended June 30, 2012 and the year ended December 31, 2011.

	Six Months Ended June 30, 2012 (Unaudited)	Year Ended December 31, 2011
Per Share Data:(1)
Net asset value, beginning of period	$8.74	$8.91
Results of operations(2)
Net investment income	0.29	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency	0.08	0.07

Net increase (decrease) in net assets resulting from operations	0.37	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.28)	(0.27)
Distributions from net realized gain on investments	(0.03)	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.31)	(0.28)

Capital share transactions
Issuance of common shares(4)	0.23	0.10
Offering costs(2)	(0.06)	(0.39)
Reimbursement to investment adviser(2)	(0.13)	(0.26)
Capital contributions of investment adviser(2)	0.03	0.43

Net increase (decrease) in net assets resulting from capital share transactions	0.07	(0.12)

Net asset value, end of period	$8.87	$8.74

Shares outstanding, end of period	28,082,060	7,746,643

Total return(5)	5.11%	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$249,212	$67,685

Ratio of net investment income to average net assets(6)	3.29%	1.83%

Ratio of accrued incentive fees to average net assets(6)	0.17%	0.19%

Ratio of interest expense to average net assets(6)	0.38%	0.79%

Ratio of operating expenses to average net assets(6)	2.72%	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(1.02%)	(2.03%)

Ratio of net operating expenses to average net assets(6)	1.70%	2.08%

Portfolio turnover(6)	40.01%	12.77%

(1)
The share information utilized to determine per share data has been retroactively adjusted to reflect the share distribution discussed in Note 5.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (Continued)

(2)
The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011.

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

(5)
The total return for the six months ended June 30, 2012 was calculated by taking the net asset value per share as of June 30, 2012, adding the cash distributions per share which were declared during the period (as adjusted for share distributions) and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in Note 5. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(6)
Weighted average net assets during the six months ended June 30, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011 was used for this calculation. Ratios and portfolio turnover are not annualized.

Note 13. Subsequent Events

        On August 10, 2012, the Company and FS Advisor entered into an amendment to the investment advisory and administrative services agreement, dated April 28, 2011, to eliminate the third part of the incentive fee, also referred to as the subordinated liquidation incentive fee, which entitled FS Advisor to 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. As a result, pursuant to the amendment, the incentive fee under the investment advisory and administrative services agreement consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the Company's portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company's incentive fee capital gains, which equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. No other material terms of the investment advisory and administrative services agreement changed in connection with the amendment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)

        The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us" and "our" refer to FS Energy and Power Fund.

Forward-Looking Statements

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

  •
  our ability to maintain our qualification as a RIC and as a BDC;

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who are not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

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

        Our investment objectives are to generate current income and long-term capital appreciation. Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $25,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See "—Contractual Obligations" for a description of the fees to which FS Advisor is entitled.

        FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to asset allocation and other guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, is the credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world's largest credit platforms in the alternative asset business with approximately $50.5 billion in assets under management as of June 30, 2012.

  Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

        We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time records and other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

        We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

  •
  corporate and organization expenses relating to offerings of our common shares, subject to limitations included in the investment advisory and administrative services agreement;

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
  annual fees of the Delaware trustee;

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

Portfolio Investment Activity for the Six Months Ended June 30, 2012 and for the Period from July 18, 2011 (Commencement of Operations) through December 31, 2011

        During the six months ended June 30, 2012, we made investments in portfolio companies totaling $207,590. During the same period, we sold investments totaling $37,080 and received principal repayments of $24,696.

        As of June 30, 2012, our investment portfolio, with a total fair value of $237,859, consisted of interests in 36 portfolio companies (28% in first lien senior secured loans, 8% in second lien senior secured loans, 1% in senior secured bonds, 46% in subordinated debt and 17% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $445.1 million. As of June 30, 2012, the investments in our portfolio were purchased at a weighted average price of 99.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 79.3% of our portfolio based on the fair value of our investments) was B2 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 10.1% based upon the purchase price of our investments.

        As of December 31, 2011, our investment portfolio, with a total fair value of $91,642, consisted of interests in 21 portfolio companies (25% in first lien senior secured loans, 6% in second lien senior secured loans, 5% in senior secured bonds, 39% in subordinated debt and 25% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $374.8 million. As of December 31, 2011, the investments in our portfolio were purchased at a weighted average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 48.1% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.8% based upon the purchase price of our investments.

        The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$65,399	$65,698	28%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	19,575	19,585	8%	5,926	5,577	6%
Senior Secured Bonds	1,026	1,015	1%	4,945	4,875	5%
Subordinated Debt	108,836	110,028	46%	35,652	35,789	39%
Equity/Other	43,674	41,533	17%	22,591	22,681	25%

	$238,510	$237,859	100%	$91,808	$91,642	100%

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

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2012, we had no such investments.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$122,714	52%	$36,027	39%
Midstream	46,709	19%	25,169	28%
Downstream	4,043	2%	942	1%
Service & Equipment	29,768	12%	15,560	17%
Power	34,625	15%	13,944	15%

Total	$237,859	100%	$91,642	100%

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$12,612	5%	$5,087	5%
2	214,747	90%	85,077	93%
3	10,500	5%	1,478	2%
4	—	—	—	—
5	—	—	—	—

	$237,859	100%	$91,642	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

        We commenced operations on July 18, 2011, when we raised in excess of $2,500 from persons who are not affiliated with us or FS Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2011 periods have been included. For the three and six months ended June 30, 2011, we incurred organization costs of $74 and $167, respectively, and offering costs of $591 and $777, respectively, which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the Three and Six Months Ended June 30, 2012

  Revenues

        We generated investment income of $4,337 and $7,055 for the three and six months ended June 30, 2012, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and other investments in our portfolio. Such revenues represent $3,970 and $6,251 of cash income earned as well as $367 and $804 in non-cash portions relating to accretion of discount and accrual of limited partnership income for the three and six months ended June 30, 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

  Expenses

        Our total operating expenses were $1,867 and $3,846 for the three and six months ended June 30, 2012, respectively. Our operating expenses include base management fees of $1,277 and $2,052 and administrative services expenses attributed to FS Advisor of $139 and $201 for the three and six months ended June 30, 2012, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2012, we reversed $285 in capital gains incentive fees previously accrued by us based on the performance of our portfolio. We accrued capital gains incentive fees during the six months ended June 30, 2012 of $234, all of which were based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $264 and $533 for the three and six months ended June 30, 2012, respectively, in connection with our credit facility and the amortization of deferred financing charges on our TRS. For the three and six months ended June 30, 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $42 and $80, respectively, and fees and expenses incurred with our share transfer agent totaled $120 and $179, respectively.

        Our other general and administrative expenses totaled $310 and $567 for the three and six months ended June 30, 2012, respectively, and consisted of the following:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Expenses associated with our independent audit and related fees	$89	$173
Compensation of our chief compliance officer	20	32
Legal fees	67	98
Printing fees	13	27
Insurance expense	21	41
Trustee fees	81	163
Other	19	33

Total	$310	$567

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three and six months ended June 30, 2012, the ratio of our operating expenses to our average net assets was 1.01% and 2.72%, respectively, and the ratio of our net operating expenses to our average net assets, which includes $631 and $1,432, respectively, of expense reimbursements from Franklin Square Holdings, was 0.67% and 1.70%, respectively. During the three and six months ended June 30, 2012, our ratio of operating expenses to average net assets included expenses of $264 and $533, respectively, related to interest expense on our credit facility and TRS. Without such interest expense, our ratio of expenses to average net assets would have been 0.87% and 2.34% for the three and six months ended June 30, 2012, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

        As of December 31, 2011, $533 of reimbursements were payable to us from Franklin Square Holdings. During the six months ended June 30, 2012, we accrued $1,432 of reimbursements that Franklin Square Holdings has agreed to pay, including $631 in reimbursements for the three months ended June 30, 2012. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FS Advisor. During the six months ended June 30, 2012, we received $213 from Franklin Square Holdings for reimbursements and offset $1,121 in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2012, we had $631 in reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FS Advisor.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of June 30, 2012, $1,432 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

  Net Investment Income

        Our net investment income totaled $3,101 and $4,641 for the three and six months ended June 30, 2012, respectively.

  Net Realized Gains or Losses

        We sold investments and received principal repayments of $33,110 and $61,776 during the three and six months ended June 30, 2012, respectively, from which we realized net gains of $224 and $554, respectively. During the three and six months ended June 30, 2012, we earned $368 and $487, respectively, from periodic net settlement payments on our TRS which are reflected as realized gains, and $0 and $9, respectively, from settlements on foreign currency.

  Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain(Loss) on Foreign Currency

        For the three and six months ended June 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled ($2,327) and ($485), respectively, and the net change in unrealized gain (loss) on foreign currency was ($6) and ($3), respectively. The change in unrealized appreciation (depreciation) on our TRS was $311 and $611 for the three and six months ended June 30, 2012, respectively. The change in unrealized appreciation (depreciation) on our investments was primarily driven by deterioration of certain energy market fundamentals during the three months ended June 30, 2012.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three and six months ended June 30, 2012, the net increase (decrease) in net assets resulting from operations was $1,671 and $5,814, respectively.

Financial Condition, Liquidity and Capital Resources

        During the six months ended June 30, 2012, we sold 20,335,417 common shares (as adjusted for share distributions) for gross proceeds of $201,019. The gross proceeds received during the six months ended June 30, 2012 include reinvested shareholder distributions of $2,271 for which we issued 251,579 common shares (as adjusted for share distributions). During the six months ended June 30, 2012, we also incurred offering costs of $905 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $505 of these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $17,647 for the six months ended June 30, 2012. These sales commissions and fees include $3,666 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through August 13, 2012, we have sold 33,919,797 common shares (as adjusted for share distributions) for gross proceeds of $335,141. As of August 13, 2012, we have raised total gross proceeds of $355,345, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

        We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of our common shares. We accept subscriptions on a continuous basis and issue common shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

        Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

        As of June 30, 2012, we had $42,605 in cash, which we hold in a custodian account, and $27,529 in cash held as collateral by Citibank under the terms of the TRS.

  Revolving Credit Facility

        On June 24, 2011, our wholly-owned, special purpose financing subsidiary, FSEP Funding, entered into the credit facility with Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. On May 30, 2012, FSEP Funding entered into an amendment to the credit facility to increase the aggregate borrowings available under the credit facility by $50,000 to $100,000 on a committed basis.

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

        Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $50,000 or as Tranche B borrowings in an amount up to $50,000. Pricing under the credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with Tranche A Commitments bearing interest at the rate of LIBOR + 1.60% per annum and Tranche B Commitments bearing interest at the rate of LIBOR + 1.85% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        As of June 30, 2012, $35,500 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. As of June 30, 2012, we incurred costs of $382 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of June 30, 2012, $256 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility as of June 30, 2012 was 2.04% per annum. Interest is paid quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $261 and $524 for the three and six months ended June 30, 2012, respectively, of which $46 and $82, respectively, related to the amortization of deferred financing costs and $24 and $44, respectively, related to commitment fees on the unused portion of the credit facility. We paid $414 in interest expense for the six months ended June 30, 2012. The average borrowings under the credit facility for the six months ended June 30, 2012 were $38,289, with a weighted average interest rate of 2.31%, which includes commitment fees on the unused portion of the credit facility.

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

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. FSEP Funding was in compliance with the terms of the credit facility as of June 30, 2012.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On August 11, 2011, our wholly-owned, special purpose financing subsidiary, EP Investments, entered into a TRS for one or more senior secured floating rate loans with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS from $25,000 to $100,000.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire loans and incurring interest expense to a lender.

        The obligations of EP Investments under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $100,000, or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay our debts.

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

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month

LIBOR + 1.30% per annum (which rate was one-month LIBOR + 1.35% per annum prior to the increase in the size of the TRS to $100,000) on the full notional amount of loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of June 30, 2012 and December 31, 2011, the fair value of the TRS was $732 and $121, respectively. The fair value of the TRS is reflected as an unrealized gain on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation on total return swap. As of June 30, 2012, EP Investments had selected 16 underlying loans with a total notional amount of $65,763 and posted $27,529 in cash collateral held by Citibank (of which only $26,850 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

        As of June 30, 2012, we incurred costs of $16 in connection with obtaining the TRS, which we have recorded as deferred financing costs on our consolidated balance sheets. As of June 30, 2012, all of such deferred financing costs have been amortized to interest expense.

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

Capital Contribution by FS Advisor and GSO

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of $200 to purchase 22,444 common shares (as adjusted for share distributions) at $8.91 per share, which represents the initial public offering price (as adjusted for share distributions), net of selling commissions and dealer manager fees. The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser.

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011.

RIC Status and Distributions

        We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our "investment company taxable income," as defined by the Code, each year. As long as the distributions are declared by the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our shareholders.

        We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the six months ended June 30, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419

(1)
The per share distributions during the three months ended March 31, 2012 have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On July 10, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which were paid on July 31, 2012 to shareholders of record on July 13, 2012 and July 30, 2012, respectively. On August 6, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.02605 per share each, which will be paid on August 31, 2012 to shareholders of record on August 15, 2012 and August 30, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects the sources of the cash distributions that we have paid on our common shares during the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	2,634	51%
Capital gains proceeds from the sale of assets	563	11%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of limited partnership interest	579	11%
Expense reimbursement from sponsor	1,432	27%

Total	$5,208	100%

(1)
During the six months ended June 30, 2012, 89% of our gross investment income was attributable to cash interest earned and 11% was attributable to non-cash accretion of discount.

        Our net investment income on a tax basis for the six months ended June 30, 2012 was $4,066. As of June 30, 2012, we distributed all of our tax-basis net investment income earned as of June 30, 2012.

        The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis amortization of organization costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on the TRS in tax-basis net investment income and the accretion of discount on the TRS. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2012:

Six Months Ended June 30, 2012
GAAP-basis net investment income	$4,641
Income on limited partnership interest	(1,304)
Amortization of organization costs	(12)
Reversal of incentive fee accrual on unrealized gains	234
GAAP realized gains on total return swap	487
Accretion of discount on total return swap	20

Tax-basis net investment income	$4,066

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

        The following table reflects the share distribution per share that we have declared on our common shares through June 30, 2012:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

        The purpose of this special share distribution was to maintain a net asset value per share that was below the then-current offering price, after deducting selling commissions and dealer manager fees, as required by the 1940 Act, subject to certain limited exceptions. Our board of trustees determined that our portfolio performance sufficiently warranted taking this action.

        The share distribution increased the number of common shares outstanding, thereby reducing our net asset value per share. However, because the share distribution was issued to all shareholders as of the record date in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of common shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, our board of trustees determined that this issuance would not be dilutive to shareholders as of the record date. As the share distribution did not change any shareholder's proportionate interest in us, it is not expected to represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

        As of June 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income net of cash received on limited partnership interest	$—	$—
Distribution receivable on limited partnership interest	470	—
Incentive fee accrual on unrealized gains	(301)	(67)
Unamortized organization costs	(326)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and loss on foreign currency(1)	269	(89)

	$112	$(494)

(1)
As of June 30, 2012 and December 31, 2011, the gross unrealized appreciation on our investments and total return swap was $3,441 and $761, respectively. As of June 30, 2012 and December 31, 2011, the gross unrealized depreciation on our investments and loss on foreign currency was $3,172 and $850, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $238,255 and $91,808 as of June 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $289 and ($72) as of June 30, 2012 and December 31, 2011, respectively.

Critical Accounting Policies

        Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

  •
  our valuation committee reviews the preliminary valuation and FS Advisor's management team, together with our independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  our board of trustees discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any third-party valuation firm, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. Below is a description of factors that our board of trustees may consider when valuing our debt and equity investments.

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

        For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

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

        If we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, our board of trustees will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of trustees will subsequently value these warrants or other equity securities received at fair value.

        The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

        Our investments as of June 30, 2012 and December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments as of the applicable period end by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

        As of June 30, 2012, our three equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such interests, as well as various income scenarios and multiples of EBITDA, cash flows and net income. As of December 31, 2011, our one equity investment and one of our subordinated debt investments, both of which were purchased near December 31, 2011, were valued at cost, as our board of trustees determined that the cost of these investments was the best indication of their fair value.

        As of June 30, 2012 and December 31, 2011, we valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see "—Financial Condition, Liquidity and Capital Resources—Total Return Swap."

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers, including the use of an independent valuation firm. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

  Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

  Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

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

  Capital Gains Incentive Fee

        Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FS Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we accrued capital gains incentive fees of $67 based on the performance of our portfolio, all of which were based on unrealized gains and none of which were payable to FS Advisor. During the six months ended June 30, 2012, we accrued capital gains incentive fees of $234 based on the performance of our portfolio, all of which were based on unrealized gains and none of which are payable to FS Advisor.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2012, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three and six months ended June 30, 2012, we incurred $1,277 and $2,052, respectively, in base management fees and $139 and $201, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2012, we reversed $285 in capital gains incentive fees previously accrued by us based on the performance of our portfolio. During the six months ended June 30, 2012, we accrued $234 in capital gains incentive fees, all of which were based on unrealized gains and none of which are payable to FS Advisor.

        As of June 30, 2012, $35,500 was outstanding under the credit facility between FSEP Funding and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between FSEP Funding and Deutsche Bank at June 30, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$35,500	$35,500	—	—	—

(1)
At June 30, 2012, $64,500 remained unused under the revolving credit facility.

        On August 10, 2012, we and FS Advisor entered into an amendment to the investment advisory and administrative services agreement to eliminate the third part of the incentive fee, also referred to as the subordinated liquidation incentive fee, which entitled FS Advisor to 20.0% of the net proceeds in excess of adjusted capital from our liquidation, as calculated immediately prior to liquidation. For additional information regarding the amendment to the investment advisory and administrative services agreement, see "Item 5. Other Information."

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

Related Party Transactions

        We have entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee of 20.0% of net investment income, subject to an annualized 6.5% hurdle, and 20.0% of net realized capital gains, if applicable.

        We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears. As of December 31, 2011, $346 in base management fees were payable to FS Advisor. During the six months ended June 30, 2012, we accrued $2,052 in base management fees payable to FS Advisor, including $1,277 in base management fees accrued during the three months ended June 30, 2012. During the six months ended June 30, 2012, $1,121 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement discussed below. Of the $1,277 in base management fees accrued and payable as of June 30, 2012, it is intended that $631 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of June 30, 2012 and the balance, $646, will be paid to FS Advisor.

        We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended June 30, 2012, we reversed $285 in capital gains incentive fees previously accrued by us based on the performance of our portfolio. During the six months ended June 30, 2012, we accrued capital gains incentive fees of $234 based on the performance of our portfolio, all of which were based on unrealized gains and none of which are payable to FS Advisor.

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time records and other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

        As of December 31, 2011, we had $52 of administrative services expense payable to FS Advisor. During the six months ended June 30, 2012, we incurred administrative services expenses of $201 attributable to FS Advisor, of which $144 related to the allocation of costs of administrative personnel for services rendered to us by employees of FS Advisor and the remainder related to other reimbursable expenses. During the six months ended June 30, 2012, we paid $232 of administrative services expenses to FS Advisor. As of June 30, 2012, we had $21 in administrative services expense payable to FS Advisor.

        Franklin Square Holdings funded offering costs and organization costs in the amount of $505 and $944 for the six months ended June 30, 2012 and June 30, 2011, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred by us. Since inception through June 30, 2012, Franklin Square Holdings has funded $3,143 in offering and organization costs.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. During the six months ended June 30, 2012, FS2 retained $3,666 for selling commissions and dealer manager fees in connection with the sale of our common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we satisfied the minimum offering requirement. We paid total reimbursements of $2,051 to FS Advisor and its affiliates during the six months ended June 30, 2012. The reimbursements are recorded as a reduction of capital. As of June 30, 2012, no amounts remain payable to FS Advisor and its affiliates under this arrangement.

        In December 2010, Michael C. Forman and David J. Adelman, the principals of FS Advisor, contributed an aggregate of $200 to purchase 22,444 common shares (as adjusted for share distributions) at $8.91 per share, which represents the initial public offering price (as adjusted for share distributions), net of selling commissions and dealer manager fees. The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser.

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011.

        FS Advisor's senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs, FS Investment Corporation and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation and FS Investment Corporation II. While none of FS Advisor, FB Income Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation and/or FS Investment Corporation II rather than to us.

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

        As of December 31, 2011, $533 of reimbursements were payable to us from Franklin Square Holdings. During the six months ended June 30, 2012, we accrued $1,432 of reimbursements that Franklin Square Holdings has agreed to pay, including $631 in reimbursements for the three months ended June 30, 2012. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FS Advisor. During the six months ended June 30, 2012, we received $213 from Franklin Square Holdings for reimbursements and offset $1,121 in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of June 30, 2012, we had $631 in reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FS Advisor.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of June 30, 2012, $1,432 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, 40% of our portfolio investments (based on fair value) paid variable interest rates and the remainder (60%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the $100,000 (which amount was $50,000 prior to May 30, 2012) credit facility which FSEP Funding maintains with Deutsche Bank, FSEP Funding borrows at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more loans having a maximum notional amount of $100,000 (which maximum notional amount was $25,000 prior to May 11, 2012), or such greater amount as may be agreed to by Citibank. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2012:

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 50 basis points	$319	$(177)	$496	1.9%
Current LIBOR	—	—	—	—
Up 100 basis points	(604)	355	(959)	(3.9%	)
Up 300 basis points	683	1,065	(382)	(1.5%	)
Up 500 basis points	2,135	1,775	360	1.4%

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, EP Investments receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR + 1.30% per annum on the full notional amount of loans subject to the TRS. As of June 30, 2012, 84% of the loans underlying the TRS paid variable interest rates. Assumes no change in defaults or prepayments by portfolio companies.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2012, we did not engage in interest rate hedging activities.

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

        As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended by the risk factor set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        On August 10, 2012, we and FS Advisor entered into an amendment to the investment advisory and administrative services agreement, dated April 28, 2011, to eliminate the third part of the incentive fee, also referred to as the subordinated liquidation incentive fee, which entitled FS Advisor to 20.0% of the net proceeds in excess of adjusted capital from our liquidation, as calculated immediately prior to liquidation. As a result, pursuant to the amendment, the incentive fee under the investment advisory and administrative services agreement consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from our portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of our incentive fee capital gains, which equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. No other material terms of the investment advisory and administrative services agreement changed in connection with the amendment. The foregoing description of the investment advisory and administrative services agreement and the amendment is a summary only and is qualified in all respects by the provisions of the investment advisory and administrative services agreement and the amendment, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated by reference herein.

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
10.1
Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.2	*	Amendment No. 1, dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between the Company and FS Investment Advisor, LLC.
10.3
Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g) (2) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.4
Dealer Manager Agreement, dated as of April 28, 2011, by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5
Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.6
Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and the Company. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.7
Escrow Agreement, dated as of March 29, 2011, by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.8
Credit Agreement, dated as of June 24, 2011, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.9
First Amendment to Credit Agreement, dated as of May 30, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 30, 2012.)

10.10		Asset Contribution Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
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
10.13
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
10.15		Guarantee, dated as of August 11, 2011, by the Company in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.16
Investment Management Agreement, dated as of August 11, 2011, by and between the Company and EP Investments LLC. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.17
Termination and Release Acknowledgement, dated as of May 11, 2012, by Citibank N.A. in favor of the Company. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.18
Amendment Agreement, dated as of May 11, 2012, to the ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.19
Amended and Restated Confirmation Letter Agreement, dated as of May 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2012.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)