Form 10-Q
period 2012-09-30
FS Energy & Power Fund
filed 2012-11-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.
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

        The issuer has 50,841,316 common shares of beneficial interest outstanding as of October 31, 2012.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$444,144 and $91,808, respectively)	$455,845	$91,642
Cash	61,462	10,810
Due from counterparty	41,376	7,878
Receivable for overfunded investment	—	434
Receivable for investments sold and repaid	11,359	—
Reimbursement due from sponsor(1)	—	533
Interest receivable	6,061	656
Receivable for common shares purchased	—	99
Deferred financing costs	357	222
Receivable due on total return swap(2)	598	260
Unrealized appreciation on total return swap(2)	2,029	121
Prepaid expenses and other assets	49	77

Total assets	$579,136	$112,732

Liabilities
Payable for investments purchased	$26,797	$23,503
Credit facility payable	131,582	20,518
Shareholder distributions payable	2,278	374
Management fees payable	2,232	346
Expense recoupment payable to sponsor(1)	349	—
Accrued capital gains incentive fee(3)	3,455	67
Administrative services expense payable	198	52
Interest payable	313	109
Other accrued expenses and liabilities	609	78

Total liabilities	167,813	45,047

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 44,800,210 and 7,746,643 shares issued and outstanding, respectively(4)	45	8
Capital in excess of par value	399,785	68,171
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency	1,564	—
Accumulated distributions in excess of net investment income(5)	(3,827)	(432)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	13,756	(62)

Total shareholders' equity	411,323	67,685

Total liabilities and shareholders' equity	$579,136	$112,732

Net asset value per common share at period end	$9.18	$8.74

(1)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income
Interest income	$8,671	$474	$15,726	$474

Total investment income	8,671	474	15,726	474

Operating expenses
Management fees	2,232	100	4,284	100
Capital gains incentive fees(1)	3,154	—	3,388	—
Administrative services expenses	287	95	488	95
Share transfer agent fees	201	35	380	35
Accounting and administrative fees	84	21	164	21
Interest expense	526	42	1,059	42
Organization costs	—	—	—	167
Other general and administrative expenses	367	48	934	48

Total operating expenses	6,851	341	10,697	508
Less: Expense reimbursement from sponsor(2)	—	(216)	(1,432)	(216)
Add: Expense recoupment to sponsor(2)	349	—	349	—

Net expenses	7,200	125	9,614	292

Net investment income	1,471	349	6,112	182

Realized and unrealized gain/loss
Net realized gain (loss) on investments	1,032	62	1,586	62
Net realized gain (loss) on total return swap(3)	1,077	—	1,564	—
Net realized gain (loss) on foreign currency	13	—	22	—
Net change in unrealized appreciation (depreciation) on investments	12,352	(1,646)	11,867	(1,646)
Net change in unrealized appreciation (depreciation) on total return swap(3)	1,297	(140)	1,908	(140)
Net change in unrealized gain (loss) on foreign currency	46	—	43	—

Total net realized and unrealized gain/loss on investments	15,817	(1,724)	16,990	(1,724)

Net increase (decrease) in net assets resulting from operations	$17,288	$(1,375)	$23,102	$(1,542)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations	$0.48	$(0.52)	$1.02	$(2.02)

Weighted average shares outstanding	36,357,952	2,652,869	22,727,892	762,978

(1)
See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's total return swap agreement.

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the three and nine months ended September 30, 2012 and reflects the share distribution on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operations
Net investment income (loss)	$6,112	$182
Net realized gain (loss) on investments, total return swap and foreign currency	3,172	62
Net change in unrealized appreciation (depreciation) on investments	11,867	(1,646)
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,908	(140)
Net change in unrealized gain (loss) on foreign currency	43	—

Net increase (decrease) in net assets resulting from operations	23,102	(1,542)

Shareholder distributions(2)
Distributions from net investment income	(9,507)	(343)
Distributions from net realized gain on investments	(1,608)	(62)

Net decrease in net assets resulting from shareholder distributions	(11,115)	(405)

Capital share transactions
Issuance of common shares	330,042	33,206
Reinvestment of shareholder distributions	5,260	63
Offering costs	(2,105)	(1,082)
Reimbursement of investment adviser(3)	(2,051)	(510)
Capital contributions of investment adviser	505	1,249

Net increase in net assets resulting from capital share transactions	331,651	32,926

Total increase in net assets	343,638	30,979
Net assets at beginning of period	67,685	200

Net assets at end of period	$411,323	$31,179

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 5 for a discussion of the source of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$23,102	$(1,542)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(454,757)	(38,322)
Paid-in-kind interest	—	(49)
Proceeds from sales and repayments of investments	104,570	3,256
Net realized (gain) loss on investments	(1,586)	(62)
Net change in unrealized (appreciation) depreciation on investments	(11,867)	1,646
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,908)	140
Accretion of discount	(563)	(13)
Amortization of deferred financing costs	178	—
(Increase) decrease in due from counterparty	(33,498)	(7,878)
(Increase) decrease in receivable for overfunded investment	434	—
(Increase) decrease in receivable for investments sold and repaid	(11,359)	—
(Increase) decrease in reimbursement due from sponsor(2)	533	(216)
(Increase) decrease in interest receivable	(5,405)	(322)
(Increase) decrease in receivable due on total return swap(1)	(338)	—
(Increase) decrease in prepaid expenses and other assets	28	—
Increase (decrease) in payable for investments purchased	3,294	2,998
Increase (decrease) in management fees payable	1,886	100
Increase (decrease) in expense recoupment payable to sponsor(2)	349	—
Increase (decrease) in accrued capital gains incentive fee	3,388	—
Increase (decrease) in administrative services expense payable	146	95
Increase (decrease) in interest payable	204	23
Increase (decrease) in other accrued expenses and liabilities	531	200

Net cash used in operating activities	(382,638)	(39,946)

Cash flows from financing activities
Issuance of common shares	330,141	33,095
Reinvestment of shareholder distributions	5,260	63
Offering costs	(2,105)	(1,082)
Capital contributions of investment adviser	505	1,249
Reimbursement of investment adviser(3)	(2,051)	(510)
Shareholder distributions	(9,211)	(220)
Borrowings under credit facility(4)	125,564	13,462
Repayments of credit facility	(14,500)	—
Deferred financing costs paid	(313)	(121)

Net cash provided by financing activities	433,290	45,936

Total increase (decrease) in cash	50,652	5,990
Cash at beginning of period	10,810	200

Cash at end of period	$61,462	$6,190

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)
During the nine months ended September 30, 2012, the Company paid $677 in interest expense on the credit facility. No such amounts were paid during the nine months ended September 30, 2011.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—36.3%
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)	Midstream	$21,634	$21,773	$22,002
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	5,676	5,752	5,963
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	6,574	6,633	6,921
EquiPower Resources Holdings, LLC, L+500, 1.5% LIBOR Floor, 12/21/18(d)(e)	Power	1,995	2,002	2,025
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)	Service & Equipment	8,080	7,727	7,809
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/29/19	Power	2,790	2,738	2,825
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/29/19	Power	440	432	446
Hudson Products Holdings Inc., Prime+500, 4.0% Prime Floor, 8/25/15	Service & Equipment	1,676	1,613	1,651
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19(d)	Power	3,956	3,859	4,000
NANA Development Corp., L+500, 1.5% LIBOR Floor, 7/22/16	Service & Equipment	1,668	1,641	1,656
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/13/18(d)	Power	909	896	914
Panda Temple Power, LLC (TLA), Prime+600, 7/17/18	Power	15,000	14,707	15,150
Panda Temple Power, LLC (TLB), Prime+900, 7/17/18	Power	40,000	39,218	40,300
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)(e)	Upstream	4,464	4,420	4,481
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 9/25/19(d)(e)	Upstream	4,464	4,419	4,477
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Power	3,785	3,738	3,794
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)(e)	Power	20,000	13,012	13,810
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17(d)	Service & Equipment	8,232	8,149	8,314
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(f)	Service & Equipment	2,938	2,932	2,956

Total Senior Secured Loans—First Lien			145,661	149,494

Senior Secured Loans—Second Lien—6.5%
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	16,860	16,821	17,029
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)(e)	Power	8,000	7,845	8,153
Southern Pacific Resource Corp., Prime+750, 1/7/16(d)(f)	Upstream	1,481	1,492	1,501

Total Senior Secured Loans—Second Lien			26,158	26,683

Senior Secured Bonds—2.7%
Energy Future Intermediate Holding Co. LLC, 6.9%, 8/15/17(d)(e)	Power	1,100	1,100	1,144
Energy Future Intermediate Holding Co. LLC, 11.8%, 3/1/22(d)(e)	Power	8,000	8,391	8,520
Ryerson Inc., 9.0%, 10/15/17(e)	Service & Equipment	1,300	1,300	1,308

Total Senior Secured Bonds			10,791	10,972

Subordinated Debt—54.4%
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(d)	Upstream	28,316	28,450	28,451
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	4,753	5,178	5,252
Atlas Pipeline Partners, L.P., 6.6%, 10/1/20(d)(f)	Midstream	1,300	1,300	1,326
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(d)(f)	Upstream	21,250	21,884	22,771
BreitBurn Energy Partners L.P., 7.9%, 4/15/22(d)(f)	Upstream	4,000	4,140	4,156
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	4,000	4,089	4,340
Chaparral Energy Inc., 7.6%, 11/15/22(d)	Upstream	4,000	4,078	4,220
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(d)(f)	Upstream	35,000	34,950	35,151
Comstock Resources, Inc., 9.5%, 6/15/20(d)(f)	Upstream	12,000	11,448	12,862
CrownRock, L.P., 10.0%, 8/15/16	Upstream	6,750	7,219	7,223
Eagle Rock Energy Partners, L.P., 8.4%, 6/1/19(d)(f)	Midstream	1,500	1,478	1,479
EP Energy LLC, 7.8%, 9/1/22(d)	Upstream	6,600	6,624	6,765
Everest Acquisition LLC, 9.4%, 5/1/20(d)	Upstream	14,250	14,250	15,568
Forest Oil Corp., 7.5%, 9/15/20(d)(f)	Upstream	5,250	5,250	5,224
Hercules Offshore, Inc., 10.5%, 10/15/17(d)(f)	Service & Equipment	5,000	5,056	5,287
Hiland Partners, L.P., 7.3%, 10/1/20(d)	Midstream	1,750	1,750	1,828
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(d)(f)	Upstream	2,000	1,974	1,775
NRG Energy, Inc., 6.6%, 3/15/23(d)(f)	Power	6,750	6,750	6,933
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,675	5,211
QR Energy, L.P., 9.3%, 8/1/20(d)(f)	Upstream	11,750	11,756	12,060
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,150	1,952
Resolute Energy Corp., 8.5%, 5/1/20(d)(f)	Upstream	6,500	6,636	6,679
Samson Investment Co., 9.8%, 2/15/20(d)	Upstream	25,000	25,034	25,834
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,305	1,291

Total Subordinated Debt			217,424	223,638

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—10.9%(g)
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	$22,967	$23,239
Plains Offshore Operations Inc., Preferred Equity(d)	Upstream	208,137	20,454	20,947
Plains Offshore Operations Inc., Strike: $20.00, Warrants(d)(i)	Upstream	405,378	689	872

Total Equity/Other			44,110	45,058

TOTAL INVESTMENTS—110.8%			$444,144	455,845

LIABILITIES IN EXCESS OF OTHER ASSETS—(10.8%)				(44,522)

NET ASSETS—100.0%				$411,323

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)	$97,540	$2,029

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Denominated in U.S. dollars unless otherwise noted.

(c)
Fair value determined by the Company's board of trustees (see Note 7).

(d)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

(e)
Position or portion thereof unsettled as of September 30, 2012.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of September 30, 2012, 73.4% of the Company's total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a "look through" basis by disregarding the value of the Company's total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 73.9% of the Company's total assets represented qualifying assets as of September 30, 2012.

(g)
Listed investments may be treated as debt for GAAP or tax purposes.

(h)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2012.

(i)
Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments

As of December 31, 2011

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—33.6%
Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Midstream	$2,446	$2,458	$2,488
Dalbo Holdings, Inc., L+500, 2.0% LIBOR Floor, 8/27/12(d)	Service & Equipment	1,906	1,864	1,798
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	1,571	1,542	1,585
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)(e)	Power	4,414	4,392	4,485
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)(e)	Service & Equipment	4,537	4,495	4,484
Hudson Products Holdings Inc., L+500, 3.0% LIBOR Floor, 8/25/15	Service & Equipment	1,684	1,607	1,478
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	3,500	3,454	3,507
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18(d)	Service & Equipment	3,000	2,882	2,895

Total Senior Secured Loans—First Lien			22,694	22,720

Senior Secured Loans—Second Lien—8.2%
Astoria Generating Co., L.P., L+375, 8/23/13(d)	Power	2,000	1,849	1,769
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	2,500	2,571	2,307
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 1/7/16(d)(f)	Upstream	1,492	1,506	1,501

Total Senior Secured Loans—Second Lien			5,926	5,577

Senior Secured Bonds—7.2%
Hexion Specialty Chemicals, Inc., 8.9%, 2/1/18(d)	Service & Equipment	2,750	2,486	2,598
Homer City Funding LLC, 8.1%, 10/1/19(d)	Power	1,525	1,431	1,335
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,028	942

Total Senior Secured Bonds			4,945	4,875

Subordinated Debt—52.9%
Antero Resources Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,185	2,161
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	3,500	3,547	3,553
Chaparral Energy Inc., 8.9%, 2/1/17(d)	Upstream	1,750	1,806	1,817
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,671	4,770
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,133	2,250
Samson Investment Co., L+650, 1.5% LIBOR Floor, 12/27/12(d)(e)	Upstream	20,000	20,000	20,000
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,310	1,238

Total Subordinated Debt			35,652	35,789

Equity/Other—33.5%(g)		Number of Shares	Amortized Cost	Fair Value
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	22,591	22,681

Total Equity/Other			22,591	22,681

TOTAL INVESTMENTS—135.4%			$91,808	91,642

LIABILITIES IN EXCESS OF OTHER ASSETS—(35.4%)				(23,957)

NET ASSETS—100.0%				$67,685

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

(d)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the credit facility with Deutsche Bank AG, New York Branch (see Notes 10 and 11).

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of its common shares of beneficial interest, or common shares, in its continuous public offering to persons who were not affiliated with the Company or the Company's investment adviser, FS Investment Advisor, LLC, or FS Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2012, the Company had two wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, which was established on June 16, 2011, and EP Investments LLC, or EP Investments, which was established on June 24, 2011. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        Since commencing its continuous public offering and through October 31, 2012, the Company has sold 48,618,336 common shares (as adjusted for share distributions) for gross proceeds of $483,021. As of October 31, 2012, the Company had raised total gross proceeds of $503,225, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4). During the nine months ended September 30, 2012, the Company sold 37,053,567 common shares (as adjusted for share distributions) for gross proceeds of $367,945 at an average price per share of $9.93. The gross proceeds received during the nine months ended September 30, 2012 include reinvested shareholder distributions of $5,260 for which the Company issued 580,803 common shares (as adjusted for share distributions). During the period from October 1, 2012 to October 31, 2012, the Company sold 6,085,445 common shares for gross proceeds of $61,704 at an average price per share of $10.14.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $32,643 for the nine months ended September 30, 2012.

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

GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company's annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet and schedule of investments are derived from the 2011 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Capital Gains Incentive Fee:    The Company has entered into an investment advisory and administrative services agreement with FS Advisor, dated as of April 28, 2011, which was amended on August 10, 2012 (and which, as amended, is referred to herein as the investment advisory and administrative services agreement). Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains earned on liquidated investments of the Company's portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company accrued capital gains incentive fees of $67 based on the performance of its portfolio, all of which were based on unrealized gains and none of which were payable to FS Advisor. During the three and nine months ended September 30, 2012, the Company accrued capital gains incentive fees of $3,154 and $3,388, respectively, based on the performance of its portfolio, of which $2,546 and $2,780, respectively, were based on unrealized gains and $608 and $608, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, no capital gains incentive fees were accrued.

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

Note 4. Related Party Transactions

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company's gross assets and an incentive fee based on the Company's performance. The incentive consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

gains, is an incentive fee on capital gains earned on liquidated investments from the Company's portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company's incentive fee capital gains, which equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

        The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of the Company's operations. Management fees are paid on a quarterly basis in arrears. As of December 31, 2011, $346 in base management fees were payable to FS Advisor. During the nine months ended September 30, 2012 and 2011, the Company accrued $4,284 and $100, respectively, in base management fees payable to FS Advisor, including $2,232 and $100 in base management fees accrued during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, $1,752 and $0, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, under the expense reimbursement agreement discussed below and $646 and $0, respectively, in base management fees were paid to FS Advisor during such periods. As of September 30, 2012, $2,232 in base management fees were payable to FS Advisor.

        The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three and nine months ended September 30, 2012, the Company accrued capital gains incentive fees of $3,154 and $3,388, respectively, based on the performance of its portfolio, of which $2,546 and $2,780, respectively, were based on unrealized gains and $608 and $608, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, no capital gains incentive fees were accrued.

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the board of trustees compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        As of December 31, 2011, the Company had $52 of administrative services expense payable to FS Advisor. During the nine months ended September 30, 2012 and 2011, the Company incurred administrative services expenses of $488 and $95, respectively, attributable to FS Advisor, of which $399 and $91, respectively, related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. During the nine months ended September 30, 2012 and 2011, the Company paid $342 and $0, respectively, of administrative services expenses to FS Advisor. As of September 30, 2012, the Company had $198 in administrative services expense payable to FS Advisor.

        Franklin Square Holdings funded offering costs and organization costs in the amount of $505 and $1,249 for the nine months ended September 30, 2012 and 2011, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Since inception through September 30, 2012, Franklin Square Holdings has funded $3,143 in offering and organization costs.

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. During the nine months ended September 30, 2012 and 2011, FS2 retained $6,691 and $171, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company's common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $2,051 and $510 to FS Advisor and its affiliates during the nine months ended September 30, 2012 and 2011, respectively. The reimbursements are recorded as a reduction of capital. As of September 30, 2012, no amounts remain payable to FS Advisor and its affiliates under this arrangement.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 31, 2012, the Company has sold an aggregate of 2,997,120 common shares (as adjusted for share distributions) for aggregate gross proceeds of $26,761 to members of the Company's board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        As of December 31, 2011, $533 of reimbursements were payable to the Company from Franklin Square Holdings. During the nine months ended September 30, 2012 and 2011, the Company accrued $1,432 and $216, respectively, for reimbursements that Franklin Square Holdings has agreed to pay, including $0 and $216 in reimbursements for the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Company received $213 and $0, respectively, in cash reimbursements from Franklin Square Holdings and offset $1,752 and $0, respectively, in base management fees payable by the Company to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2012, the Company had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the six months ended June 30, 2012, no such repayments were made by the Company, and as of June 30, 2012, $1,432 of reimbursements were potentially subject to repayment by the Company to Franklin Square Holdings. During the three months ended September 30, 2012, the Company accrued $349 for expense recoupments payable to Franklin Square Holdings. As of September 30, 2012, $1,083 of reimbursements may become subject to repayment by the Company to Franklin Square Holdings in the future.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the nine months ended September 30, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
September 30, 2011(1)	$0.1303	$405
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419
September 30, 2012	$0.1563	$5,907

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On September 28, 2012, the Company's board of trustees determined to increase the amount of the regular semi-monthly cash distributions from $0.0261 per share to $0.0264 per share. The increase in the regular semi-monthly cash distributions commenced with the semi-monthly distributions declared on October 11, 2012, which were to be paid on October 31, 2012 to shareholders of record on October 15, 2012 and October 30, 2012, respectively. On October 15, 2012, the Company's board of trustees determined to increase the amount of the regular semi-monthly cash distributions payable to shareholders of record from $0.0264 per share to $0.0266 per share. The increase in the regular semi-monthly cash distributions to $0.0266 per share was first effective with respect to the regular semi-monthly cash distribution to be paid on October 31, 2012 to shareholders of record on October 30, 2012. Both of the regular semi-monthly cash distributions declared for the month of October 2012 were paid on October 31, 2012. On November 1, 2012, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.0266 per share each, which will be paid on November 30, 2012 to shareholders of record on November 15, 2012 and November 29, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions that the Company has paid on its common shares during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	7,454	67%	127	31%
Capital gains proceeds from the sale of assets	1,608	14%	62	15%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	970	9%	—	—
Expense reimbursement from sponsor	1,083	10%	216	54%

Total	$11,115	100%	$405	100%

(1)
During the nine months ended September 30, 2012, 96% of the Company's gross investment income was attributable to cash interest earned and 4% was attributable to non-cash accretion of discount. During the nine months ended September 30, 2011, 87% of the Company's gross investment income was attributable to cash interest earned and 13% was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the nine months ended September 30, 2012 and 2011 was $8,537 and $343, respectively. As of September 30, 2012 and 2011, the Company distributed all of its tax-basis net investment income earned as of September 30, 2012 and 2011, respectively.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company's operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of realized gains on the Company's total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
GAAP-basis net investment income	$6,112	$182
Income on limited partnership interest	(1,927)	—
Tax-basis deferral and amortization of organization costs	(18)	161
Reversal of incentive fee accrual on unrealized gains	2,780	—
GAAP realized gains on total return swap	1,564	—
Accretion of discount on total return swap	26	—

Tax-basis net investment income	$8,537	$343

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company's distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution per share that the Company has declared on its common shares through September 30, 2012:

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of September 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income net of cash received on limited partnership interest	$—	$—
Distribution receivable on limited partnership interest	581	—
Incentive fee accrual on unrealized gains	(2,847)	(67)
Unamortized organization costs	(320)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and gain (loss) on foreign currency(1)	14,079	(89)

	$11,493	$(494)

(1)
As of September 30, 2012 and December 31, 2011, the gross unrealized appreciation on the Company's investments and total return swap and gain on foreign currency was $14,516 and $761, respectively. As of September 30, 2012 and December 31, 2011, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $437 and $850, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $443,768 and $91,808 as of September 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company's total return swap, or TRS, with Citibank, N.A., or Citibank, was $14,053 and ($72) as of September 30, 2012 and December 31, 2011, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$145,661	$149,494	33%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	26,158	26,683	6%	5,926	5,577	6%
Senior Secured Bonds	10,791	10,972	2%	4,945	4,875	5%
Subordinated Debt	217,424	223,638	49%	35,652	35,789	39%
Equity/Other	44,110	45,058	10%	22,591	22,681	25%

	$444,144	$455,845	100%	$91,808	$91,642	100%

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

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2012, the Company had one such investment, which was an unfunded bridge loan commitment, with an aggregate unfunded commitment of $50,000. As of December 31, 2011, the Company had one such investment, which was an unfunded bridge loan commitment, with an aggregate unfunded commitment of $5,000.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$233,852	51%	$36,027	39%
Midstream	49,874	11%	25,169	28%
Downstream	—	—	942	1%
Service & Equipment	46,010	10%	15,560	17%
Power	126,109	28%	13,944	15%

Total	$455,845	100%	$91,642	100%

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

        As of September 30, 2012 and December 31, 2011, the Company's investments were categorized as follows in the fair value hierarchy:

	September 30, 2012 (Unaudited)		December 31, 2011
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	455,845	2,029	91,642	121

	$455,845	$2,029	$91,642	$121

        The Company's investments as of September 30, 2012 and December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments as of the applicable period end by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. As of September 30, 2012, the Company's three equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such interests, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows and net income. As of December 31, 2011, the Company's one equity investment and one of its subordinated debt investments, both of which were newly issued and purchased near December 31, 2011, were valued at cost, as the Company's board of trustees determined that the cost of each investment was the best indication of its fair value.

        As of September 30, 2012 and December 31, 2011, the Company valued the TRS in accordance with the agreements between EP Investments and Citibank which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company's valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the Company's TRS, see Note 8.

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        The following is a reconciliation for the nine months ended September 30, 2012 and 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2012
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642
Accretion of discount (amortization of premium)	179	62	3	(57)	376	563
Net realized gain (loss)	291	35	344	916	—	1,586
Net change in unrealized appreciation (depreciation)	3,807	874	251	6,077	858	11,867
Purchases	162,423	22,094	10,793	238,026	21,421	454,757
Sales and redemptions	(39,926)	(1,959)	(5,294)	(57,113)	(278)	(104,570)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$149,494	$26,683	$10,972	$223,638	$45,058	$455,845

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,835	$795	$181	$6,086	$858	$11,755

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended September 30, 2011
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	9	8	3	(7)	13
Net realized gain (loss)	—	—	—	62	62
Net change in unrealized appreciation (depreciation)	(256)	(544)	(345)	(501)	(1,646)
Purchases	14,127	5,910	5,003	13,282	38,322
Paid-in-kind interest	—	—	—	49	49
Sales and redemptions	(102)	(4)	—	(3,150)	(3,256)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$13,778	$5,370	$4,661	$9,735	$33,544

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(256)	$(544)	$(345)	$(439)	$(1,584)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of September 30, 2012 were as follows:

Type of Investment	Fair Value at September 30, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Equity/Other	$45,058	Market Comparables	Market Yield (%)	15.5% - 16.0%
		Discounted Cash Flow	Discount Rate (%)	11.3% - 17.5%
		Option Valuation Model	Volatility (%)	40.0%

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

Note 8. Total Return Swap

        On August 11, 2011, EP Investments entered into a TRS for one or more senior secured floating rate loans with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

from $25,000 to $100,000, and on October 11, 2012, EP Investments entered into a second amendment to the TRS to increase this amount from $100,000 to $200,000.

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

        The obligations of EP Investments under the TRS are non-recourse to the Company and the Company's exposure under the TRS is limited to the value of the Company's investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $200,000 (which amount was $100,000 prior to October 11, 2012), or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay the debts of the Company.

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

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's Investors Service, or Moody's, and Standard & Poor's Corporation, or S&P, and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.30% per annum (which rate was one-month LIBOR plus 1.35% per annum prior to the increase in the size of the TRS to $100,000) on the full notional amount of the loans subject to the TRS. In

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of September 30, 2012 and December 31, 2011, the fair value of the TRS was $2,029 and $121, respectively. The fair value of the TRS is reflected as an unrealized gain (loss) on total return swap on the consolidated balance sheets. The change in value of the TRS is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2012, EP Investments had selected 18 underlying loans with a total notional amount of $97,540 and posted $41,376 in cash collateral held by Citibank (of which only $40,875 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

        The Company incurred costs of $16 in connection with obtaining the TRS, which the Company recorded as deferred financing costs on its consolidated balance sheets. As of September 30, 2012, all of such deferred financing costs have been amortized to interest expense.

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

        The following is a summary of the underlying assets subject to the TRS as of September 30, 2012:

Underlying Asset(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	$2,888	$2,879	$(9)
BRSP LLC, L+450, 3.0% LIBOR Floor, 6/4/14	Power	2,397	2,425	28
Buffalo Gulf Coast Terminals LLC, L+600, 1.5% LIBOR Floor, 10/31/17	Midstream	4,044	4,029	(15)
Chaparral Energy Inc., 7.6%, 11/15/22	Upstream	6,260	6,360	100
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(2)	Upstream	9,700	10,025	325
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	7,273	7,435	162
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	5,195	5,225	30
Everest Acquisition LLC, L+400, 1.0% LIBOR Floor, 4/24/18	Upstream	3,300	3,358	58
Hudson Products Holdings Inc., Prime+500, 4.0% Prime Floor, 8/25/15	Service & Equipment	1,250	1,231	(19)
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Power	1,636	1,711	75
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19	Power	3,333	3,361	28
NANA Development Corp., L+500, 1.5% LIBOR Floor, 7/22/16	Service & Equipment	4,785	4,809	24
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/13/18	Power	9,850	10,000	150
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/19/18	Upstream	7,298	7,393	95
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17	Upstream	9,968	9,999	31
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Power	9,877	9,929	52
UTEX Industries, Inc., L+550, 1.5% LIBOR Floor, 12/15/16	Service & Equipment	4,618	4,620	2
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(2)	Service & Equipment	3,868	3,873	5

Total		$97,540	$98,662	1,122

	Total TRS Accrued Income and Liabilities:			907

	Total TRS Fair Value:			$2,029

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

Note 9. Share Repurchase Program

        The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company's board of trustees will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase common shares and under what terms:

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

of the offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company's October 1, 2012 closing. On October 1, 2012, the Company repurchased 44,339 common shares at $9.225 per share for aggregate consideration totaling $409.

Note 10. Credit Facility

        On June 24, 2011, FSEP Funding entered into a credit facility, or the credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. On May 30, 2012, FSEP Funding entered into an amendment to the credit facility to increase the aggregate borrowings available under the credit facility by $50,000 to $100,000 on a committed basis; on August 28, 2012, FSEP Funding entered into a second amendment to the credit facility to increase such amount by $75,000 to $175,000 on a committed basis; and on October 18, 2012, FSEP Funding entered into a third amendment to the credit facility to increase such amount by $65,000 to $240,000 on a committed basis.

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

        Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A borrowings in an amount up to $50,000 (referred to herein as the Tranche A Commitment), as Tranche B borrowings in an amount up to $50,000 (referred to herein as the Tranche B Commitment), as Tranche C borrowings in an amount up to $75,000 (referred to herein as the Tranche C Commitment) or as Tranche D borrowings in an amount up to $65,000 (referred to herein as the Tranche D Commitment). Pricing under the credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the Tranche A Commitment bearing interest at the rate of LIBOR plus 1.60% per annum and the Tranche B Commitment, Tranche C Commitment and Tranche D Commitment bearing interest at the rate of LIBOR plus 1.85% per annum. The Tranche A Commitment and Tranche B Commitment are revolving commitments, and the Tranche C Commitment and Tranche D Commitment are term commitments. Interest is payable quarterly in arrears. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        As of September 30, 2012 and December 31, 2011, $131,582 and $20,518, respectively, was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. As of September 30, 2012, the Company incurred costs of $570 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of September 30, 2012, $357 of such deferred financing costs have yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 10. Credit Facility (Continued)

        The effective interest rate under the credit facility as of September 30, 2012 was 1.98% per annum. Interest is paid quarterly in arrears and commenced November 20, 2011. The Company recorded interest expense of $526 and $42 for the three months ended September 30, 2012 and 2011, respectively, of which $87 and $18, respectively, related to the amortization of deferred financing costs and $4 and $0, respectively, related to commitment fees on the unused portion of the credit facility. The Company recorded interest expense of $1,050 for the nine months ended September 30, 2012, of which $169 related to the amortization of deferred financing costs and $48 related to commitment fees on the unused portion of the credit facility. The Company paid $677 in interest expense for the nine months ended September 30, 2012. The average borrowings under the credit facility for the nine months ended September 30, 2012 were $41,007 with a weighted average interest rate of 2.15%, which includes commitment fees on the unused portion of the credit facility.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 11. FSEP Term Funding, LLC

        The financial statements of FSEP Funding are maintained separately from those of the Company. The assets of FSEP Funding are pledged as collateral supporting the amounts outstanding under the credit facility and, as such, are not available to pay the debts of the Company. The following are the balance sheets of FSEP Funding as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$328,652 and $65,152, respectively)	$338,199	$64,995
Cash	5,860	953
Receivable for investments sold and repaid	9,319	—
Interest receivable	4,613	633
Deferred financing costs	357	213

Total assets	$358,348	$66,794

Liabilities
Payable for investments purchased	$23,497	$23,503
Credit facility payable	131,582	20,518
Due to FS Energy and Power Fund	150	50
Interest payable	313	109
Accrued expenses	21	12

Total liabilities	155,563	44,192

Member's equity	202,785	22,602

Total liabilities and member's equity	$358,348	$66,794

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

        The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Nine Months Ended September 30, 2012 (Unaudited)	Year Ended December 31, 2011
Per Share Data:(1)
Net asset value, beginning of period	$8.74	$8.91
Results of operations(2)
Net investment income (loss)	0.27	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain (loss) on foreign currency	0.75	0.07

Net increase (decrease) in net assets resulting from operations	1.02	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.40)	(0.27)
Distributions from net realized gain on investments	(0.07)	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.47)	(0.28)

Capital share transactions
Issuance of common shares(4)	0.05	0.10
Offering costs(2)	(0.09)	(0.39)
Reimbursement to investment adviser(2)	(0.09)	(0.26)
Capital contributions of investment adviser(2)	0.02	0.43

Net increase (decrease) in net assets resulting from capital share transactions	(0.11)	(0.12)

Net asset value, end of period	$9.18	$8.74

Shares outstanding, end of period	44,800,210	7,746,643

Total return(5)	10.36%	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$411,323	$67,685

Ratio of net investment income to average net assets(6)	2.99%	1.83%

Ratio of accrued incentive fees to average net assets(6)	1.66%	0.19%

Ratio of interest expense to average net assets(6)	0.52%	0.79%

Ratio of operating expenses to average net assets(6)	5.24%	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(0.70%)	(2.03%)
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.17%	—

Ratio of net operating expenses to average net assets(6)	4.71%	2.08%

Portfolio turnover(6)	45.09%	12.77%

(1)
The share information utilized to determine per share data has been retroactively adjusted to reflect the share distribution discussed in Note 5.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (Continued)

(2)
The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011.

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

(5)
The total return for the nine months ended September 30, 2012 was calculated by taking the net asset value per share as of September 30, 2012, adding the cash distributions per share which were declared during the period (as adjusted for share distributions) and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in Note 5. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(6)
Weighted average net assets during the nine months ended September 30, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011 was used for this calculation. Ratios and portfolio turnover are not annualized.

Note 13. Subsequent Events

  Total Return Swap

        On October 11, 2012, EP Investments entered into a second amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS (determined at the time each such loan becomes subject to the TRS) from $100,000 to $200,000. No other material terms of the TRS changed in connection with such amendment.

  Credit Facility

        On October 18, 2012, FSEP Funding entered into a third amendment to its credit facility with Deutsche Bank to increase the aggregate borrowings available under the credit facility by $65,000 to $240,000 million on a committed basis. Pursuant to the third amendment, Tranche D borrowings in an amount up to $65,000 (referred to herein as the Tranche D Commitment) are available as a term commitment. Pricing under the credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the Tranche D Commitment bearing interest at the rate of LIBOR plus 1.85% per annum. No other material terms of the credit facility changed in connection with the third amendment.

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

        We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who were not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

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

        Our investment objectives are to generate current income and long-term capital appreciation. Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We expect that the size of our individual investments will generally range between $5,000 and $25,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

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

        FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to asset allocation and other guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, is the credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world's largest credit platforms in the alternative asset business with approximately $54.6 billion in assets under management as of September 30, 2012.

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

        We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

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

  •
  fees and expenses associated with independent audits and outside legal costs;

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

Portfolio Investment Activity for the Nine Months Ended September 30, 2012 and for the Period from July 18, 2011
(Commencement of Operations) through December 31, 2011

        During the nine months ended September 30, 2012, we made investments in portfolio companies totaling $454,757. During the same period, we sold investments totaling $73,331 and received principal repayments of $31,239.

        As of September 30, 2012, our investment portfolio, with a total fair value of $455,845, consisted of interests in 44 portfolio companies (33% in first lien senior secured loans, 6% in second lien senior secured loans, 2% in senior secured bonds, 49% in subordinated debt and 10% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $486.4 million. As of September 30, 2012, the investments in our portfolio were purchased at a weighted average price of 98.2% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 88.2% of our portfolio based on the fair value of our investments) was B2 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 10.0% based upon the purchase price of our investments.

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

        The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$145,661	$149,494	33%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	26,158	26,683	6%	5,926	5,577	6%
Senior Secured Bonds	10,791	10,972	2%	4,945	4,875	5%
Subordinated Debt	217,424	223,638	49%	35,652	35,789	39%
Equity/Other	44,110	45,058	10%	22,591	22,681	25%

	$444,144	$455,845	100%	$91,808	$91,642	100%

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

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2012, we had one such investment, which was an unfunded bridge loan commitment, with an aggregate unfunded commitment of $50,000. As of December 31, 2011, we had one such investment, which was an unfunded bridge loan commitment, with an aggregate unfunded commitment of $5,000.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$233,852	51%	$36,027	39%
Midstream	49,874	11%	25,169	28%
Downstream	—	—	942	1%
Service & Equipment	46,010	10%	15,560	17%
Power	126,109	28%	13,944	15%

Total	$455,845	100%	$91,642	100%

        As of September 30, 2012, approximately 23.6% of our portfolio based on fair value constituted proprietary investments. We define proprietary investments to include any investment originated or structured for us or made by us that was not generally available to the broader market. Proprietary investments may offer higher yields than broadly syndicated transactions, which are marketed and sold to many participants.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$68,792	15%	$5,087	5%
2	363,482	80%	85,077	93%
3	9,761	2%	1,478	2%
4	13,810	3%	—	—
5	—	—	—	—

	$455,845	100%	$91,642	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

        We commenced operations on July 18, 2011, when we raised in excess of $2,500 from persons who were not affiliated with us or FS Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, comparisons of the three months ended September 30, 2012 to the period from July 18, 2011 (commencement of operations) through September 30, 2011 have been included, but no comparisons with the nine months ended September 30, 2011 have been included. Prior to the commencement of operations on July 18, 2012, we incurred organization costs of $167 and offering costs of $777, which were funded by Franklin Square Holdings and recorded as a contribution to capital.

  Comparison of the Three Months Ended September 30, 2012 and the Period from July 18, 2011
  (Commencement of Operations) through September 30, 2011

  Revenues

        We generated investment income of $8,671 and $474 for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and other investments in our portfolio. Such revenues represent $8,442 and $412 of cash income earned as well as $229 and $62 in non-cash portions relating to accretion of discount and accrual of limited partnership income for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

  Expenses

        Our total operating expenses were $6,851 and $341 for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively. Our operating expenses include base management fees attributed to FS Advisor of $2,232 and $100 and administrative services expenses attributed to FS Advisor of $287 and $95 for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the three months ended September 30, 2012, we accrued capital gains incentive fees of $3,154, of which $2,546 was based on unrealized gains and $608 was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee." No capital gains incentive fees were accrued during the period from July 18, 2011 through September 30, 2011.

        We recorded interest expense of $526 and $42 for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively, relating to our credit facility and the amortization of deferred financing costs incurred in connection with the establishment of our TRS. For the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $84 and $21, respectively, and fees and expenses incurred with our share transfer agent totaled $201 and $35, respectively.

        Our other general and administrative expenses totaled $367 and $48 for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively, and consisted of the following:

	Three Months Ended September 30, 2012	Period from July 18, 2011 through September 30, 2011
Expenses associated with our independent audit and related fees	$81	$13
Compensation of our chief compliance officer	10	1
Legal fees	29	4
Printing fees	127	12
Insurance expense	20	—
Trustee fees	82	—
Other	18	18

Total	$367	$48

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, the ratio of our operating expenses to our average net assets was 2.08% and 1.46%, respectively. For the three months ended September 30, 2012, the ratio of our net operating expenses to our average net assets, which includes $349 of expense recoupments payable to Franklin Square Holdings, was 2.19%. For the period from July 18, 2011 through September 30, 2011, the ratio of our net operating expenses to our average net assets, which includes $216 of expense reimbursements from Franklin Square Holdings, was 0.54%. During the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, our ratio of net operating expenses to average net assets included $526 and $42, respectively, related to interest expense and $3,154 and $0, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 1.07% and 0.36% for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

        During the period from July 18, 2011 through September 30, 2011, we accrued $216 for expense reimbursements from Franklin Square Holdings. During the three months ended September 30, 2012, we accrued $349 for expense recoupments payable to Franklin Square Holdings.

  Net Investment Income

        Our net investment income totaled $1,471 and $349 for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively.

  Net Realized Gains or Losses

        We sold investments and received principal repayments of $36,251 and $6,543, respectively, during the three months ended September 30, 2012, from which we realized net gains of $1,032. During the three months ended September 30, 2012, we earned $1,077 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $13 from settlements on foreign currency. We sold investments and received principal repayments of $0 and $3,256, respectively, during the period from July 18, 2011 through September 30, 2011, from which we realized net gains of $62.

  Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $12,352 and ($1,646), respectively, and the net change in unrealized gain (loss) on foreign currency was $46 and $0, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $1,297 and ($140) for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2012 was primarily driven by improvement of certain energy market fundamentals and tightening of credit spreads. The net change in unrealized appreciation (depreciation) during the period from July 18, 2011 through September 30, 2011 was primarily driven by general widening of credit spreads.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, the net increase (decrease) in net assets resulting from operations was $17,288 and ($1,375), respectively.

  Results of Operations for the Nine Months Ended September 30, 2012

  Revenues

        We generated investment income of $15,726 for the nine months ended September 30, 2012 in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and other investments in our portfolio. Such revenues represent $15,163 of cash income earned as well as $563 in non-cash portions relating to accretion of discount and accrual of limited partnership income for the nine months ended September 30, 2012. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

  Expenses

        Our total operating expenses were $10,697 for the nine months ended September 30, 2012. Our operating expenses include base management fees attributed to FS Advisor of $4,284 and administrative services expenses attributed to FS Advisor of $488 for the nine months ended September 30, 2012.

        FS Advisor is eligible to receive incentive fees based on performance. During the nine months ended September 30, 2012, we accrued capital gains incentive fees of $3,388, of which $2,780 was based on unrealized gains and $608 was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $1,059 for the nine months ended September 30, 2012 relating to our credit facility and the amortization of deferred financing costs incurred in connection with the establishment of our TRS. For the nine months ended September 30, 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $164 and fees and expenses incurred with our share transfer agent totaled $380.

        Our other general and administrative expenses totaled $934 for the nine months ended September 30, 2012 and consisted of the following:

Nine Months Ended September 30, 2012
Expenses associated with our independent audit and related fees	$254
Compensation of our chief compliance officer	42
Legal fees	127
Printing fees	154
Insurance expense	61
Trustee fees	245
Other	51

Total	$934

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the nine months ended September 30, 2012, the ratio of our operating expenses to our average net assets was 5.24% and the ratio of our net operating expenses to our average net assets, which includes $1,432 of expense reimbursements from Franklin Square Holdings less $349 of expense recoupments payable to Franklin Square Holdings, was 4.71%. During the nine months ended September 30, 2012, our ratio of net operating expenses to average net assets included $1,059 related to interest expense and $3,388 related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 2.53% for the nine months ended September 30, 2012. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

        As described above, pursuant to the expense reimbursement agreement entered into on February 14, 2012, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings.

        As of December 31, 2011, $533 of reimbursements were payable to us from Franklin Square Holdings. During the nine months ended September 30, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings has agreed to pay. During the nine months ended September 30, 2012, we received $213 in cash reimbursements from Franklin Square Holdings and offset $1,752 in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2012, there were no reimbursements due to us from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the nine months ended September 30, 2012, we accrued $349 for expense recoupments payable to Franklin Square Holdings. As of September 30, 2012, $1,083 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

  Net Investment Income

        Our net investment income totaled $6,112 for the nine months ended September 30, 2012.

  Net Realized Gains or Losses

        We sold investments and received principal repayments of $73,331 and $31,239, respectively, during the nine months ended September 30, 2012, from which we realized net gains of $1,586. During the nine months ended September 30, 2012, we earned $1,564 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $22 from settlements on foreign currency.

  Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the nine months ended September 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $11,867 and the net change in unrealized gain (loss) on foreign currency was $43. The net change in unrealized appreciation (depreciation) on our TRS was $1,908 for the nine months ended September 30, 2012. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during such period.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        For the nine months ended September 30, 2012, the net increase (decrease) in net assets resulting from operations was $23,102.

Financial Condition, Liquidity and Capital Resources

        During the nine months ended September 30, 2012, we sold 37,053,567 common shares (as adjusted for share distributions) for gross proceeds of $367,945. The gross proceeds received during the nine months ended September 30, 2012 include reinvested shareholder distributions of $5,260 for which we issued 580,803 common shares (as adjusted for share distributions). During the nine months ended September 30, 2012, we also incurred offering costs of $2,105 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $505 of these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $32,643 for the nine months ended September 30, 2012. These sales commissions and fees include $6,691 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through October 31, 2012, we have sold 48,618,336 common shares (as adjusted for share distributions) for gross proceeds of $483,021. As of October 31, 2012, we have raised total gross proceeds of $503,225, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of October 31, 2012, we have sold an aggregate of 2,997,120 common shares (as adjusted for share distributions) for aggregate gross proceeds of $26,761 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

        As of September 30, 2012, we had $61,462 in cash, which we hold in a custodian account, and $41,376 in cash held as collateral by Citibank under the terms of the TRS.

        To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 closing. The following table reflects certain information regarding such tender offer:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
September 30, 2012	October 1, 2012	44,339	$9.225	$409

  Credit Facility

        On June 24, 2011, FSEP Funding entered into the credit facility with Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. On May 30, 2012, FSEP Funding entered into an amendment to the credit facility to increase the aggregate borrowings available under the credit facility by $50,000 to $100,000 on a committed basis; on August 28, 2012, FSEP Funding entered into a second amendment to the credit facility to increase such amount by $75,000 to $175,000 on a committed basis; and on October 18, 2012, FSEP Funding entered into a third amendment to the credit facility to increase such amount by $65,000 to $240,000 on a committed basis.

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

        Pursuant to the terms of the credit facility, borrowings thereunder may be designated as Tranche A Commitments in an amount up to $50,000, as Tranche B Commitments in an amount up to $50,000, as Tranche C Commitments in an amount up to $75,000 or as Tranche D Commitments in an amount up to $65,000. Pricing under the credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the Tranche A Commitment bearing interest at the rate of LIBOR plus 1.60% per annum and the Tranche B Commitment, Tranche C Commitment and Tranche D Commitment bearing interest at the rate of LIBOR plus 1.85% per annum. The Tranche A Commitment and Tranche B Commitment are revolving commitments, and the Tranche C Commitment and Tranche D Commitment are term commitments. Interest is payable quarterly in arrears. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        As of September 30, 2012 and December 31, 2011, $131,582 and $20,518, respectively, was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. As of September 30, 2012, we incurred costs of $570 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of September 30, 2012, $357 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility as of September 30, 2012 was 1.98% per annum. Interest is paid quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $526 and $42 for the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, respectively, of which $87 and $18, respectively, related to the amortization of deferred financing costs and $4 and $0, respectively, related to commitment fees on the unused portion of the credit facility. We recorded interest expense of $1,050 for the nine months ended September 30, 2012, of which $169 related to the amortization of deferred financing costs and $48 related to commitment fees on the unused portion of the credit facility. We paid $677 in interest expense for the nine months ended September 30, 2012. The average borrowings under the credit facility for the nine months ended September 30, 2012 were $41,007 with a weighted average interest rate of 2.15%, which includes commitment fees on the unused portion of the credit facility.

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

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. FSEP Funding was in compliance with the terms of the credit facility as of September 30, 2012.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On August 11, 2011, EP Investments entered into a TRS for one or more senior secured floating rate loans with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of loans which may be subject to the TRS from $25,000 to $100,000, and on October 11, 2012, EP Investments entered into a second amendment to the TRS to increase this amount from $100,000 to $200,000.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire loans and incurring interest expense to a lender.

        The obligations of EP Investments under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $200,000 (which amount was $100,000 prior to October 11, 2012), or such greater amount as may be agreed to by Citibank. Loans proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each loan (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay our debts.

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

        Each loan included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each loan be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the loans included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum (which rate was one-month LIBOR plus 1.35% per annum prior to the increase in the size of the TRS to $100,000) on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

        The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to EP Investments. As of September 30, 2012 and December 31, 2011, the fair value of the TRS was $2,029 and $121, respectively. The fair value of the TRS is reflected as an unrealized gain (loss) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2012, EP Investments had selected 18 underlying loans with a total notional amount of $97,540 and posted $41,376 in cash collateral held by Citibank (of which only $40,875 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2011, EP Investments had selected 6 underlying loans with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

        We incurred costs of $16 in connection with obtaining the TRS, which we recorded as deferred financing costs on our consolidated balance sheets. As of September 30, 2012, all of such deferred financing costs have been amortized to interest expense.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 31, 2012, we have sold an aggregate of 2,997,120 common shares (as adjusted for share distributions) for aggregate gross proceeds of $26,761 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

RIC Status and Distributions

        We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our "investment company taxable income," as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

        We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the nine months ended September 30, 2012 and 2011:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2011
September 30, 2011(1)	$0.1303	$405
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419
September 30, 2012	$0.1563	$5,907

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On September 28, 2012, our board of trustees determined to increase the amount of the regular semi-monthly cash distributions from $0.0261 per share to $0.0264 per share. The increase in the regular semi-monthly cash distributions commenced with the semi-monthly distributions declared on October 11, 2012, which were to be paid on October 31, 2012 to shareholders of record on October 15, 2012 and October 30, 2012, respectively. On October 15, 2012, our board of trustees determined to increase the amount of the regular semi-monthly cash distributions payable to shareholders of record from $0.0264 per share to $0.0266 per share. The increase in the regular semi-monthly cash distributions to $0.0266 per share was first effective with respect to the regular semi-monthly cash distribution to be paid on October 31, 2012 to shareholders of record on October 30, 2012. Both of the regular semi-monthly cash distributions declared for the month of October 2012 were paid on October 31, 2012. On November 1, 2012, our board of trustees declared two regular semi-monthly cash distributions of $0.0266 per share each, which will be paid on November 30, 2012 to shareholders of record on November 15, 2012 and November 29, 2012, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        The following table reflects the sources of the cash distributions that we have paid on our common shares during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	7,454	67%	127	31%
Capital gains proceeds from the sale of assets	1,608	14%	62	15%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	970	9%	—	—
Expense reimbursement from sponsor	1,083	10%	216	54%

Total	$11,115	100%	$405	100%

(1)
During the nine months ended September 30, 2012, 96% of our gross investment income was attributable to cash interest earned and 4% was attributable to non-cash accretion of discount. During the nine months ended September 30, 2011, 87% of our gross investment income was attributable to cash interest earned and 13% was attributable to non-cash accretion of discount and PIK interest.

        Our net investment income on a tax basis for the nine months ended September 30, 2012 and 2011 was $8,537 and $343, respectively. As of September 30, 2012 and 2011, we distributed all of our tax-basis net investment income earned as of September 30, 2012 and 2011, respectively.

        The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on our total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
GAAP-basis net investment income	$6,112	$182
Income on limited partnership interest	(1,927)	—
Tax-basis deferral and amortization of organization costs	(18)	161
Reversal of incentive fee accrual on unrealized gains	2,780	—
GAAP realized gains on total return swap	1,564	—
Accretion of discount on total return swap	26	—

Tax-basis net investment income	$8,537	$343

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution per share that we have declared on our common shares through September 30, 2012:

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

        As of September 30, 2012 and December 31, 2011, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2012 (Unaudited)	December 31, 2011
Distributable ordinary income net of cash received on limited partnership interest	$—	$—
Distribution receivable on limited partnership interest	581	—
Incentive fee accrual on unrealized gains	(2,847)	(67)
Unamortized organization costs	(320)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and gain (loss) on foreign currency(1)	14,079	(89)

	$11,493	$(494)

(1)
As of September 30, 2012 and December 31, 2011, the gross unrealized appreciation on our investments and total return swap and gain on foreign currency was $14,516 and $761, respectively. As of September 30, 2012 and December 31, 2011, the gross unrealized depreciation on our investments and loss on foreign currency was $437 and $850, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $443,768 and $91,808 as of September 30, 2012 and December 31, 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $14,053 and ($72) as of September 30, 2012 and December 31, 2011, respectively.

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

  Valuation of Portfolio Investments

        We determine the net asset value of our investment portfolio each quarter. Securities that are publicly traded are valued at the reported closing price on the valuation date. Securities that are not publicly traded are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, FS Advisor provides our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly valuation process begins with FS Advisor's management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from our sub-adviser or an independent valuation firm, if applicable;

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

        Our investments as of September 30, 2012 and December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments as of the applicable period end by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. As of September 30, 2012, our three equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such interests, as well as various income scenarios and multiples of EBITDA, cash flows and net income. As of December 31, 2011, our one equity investment and one of our subordinated debt investments, both of which were newly issued and purchased near December 31, 2011, were valued at cost, as our board of trustees determined that the cost of each investment was the best indication of its fair value.

        As of September 30, 2012 and December 31, 2011, we valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see "—Financial Condition, Liquidity and Capital Resources—Total Return Swap."

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers, including the use of an independent valuation firm. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we accrued capital gains incentive fees of $67 based on the performance of our portfolio, all of which were based on unrealized gains and none of which were payable to FS Advisor. During the three and nine months ended September 30, 2012, we accrued capital gains incentive fees of $3,154 and $3,388, respectively, based on the performance of our portfolio, of which $2,546 and $2,780, respectively, were based on unrealized gains and $608 and $608, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, no capital gains incentive fees were accrued.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2012, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2012 and the period from July 18, 2011 through September 30, 2011, we incurred $2,232 and $100, respectively, in base management fees and $287 and $95, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2012, we incurred $4,284 in base management fees and $488 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on performance. During the three and nine months ended September 30, 2012, we accrued capital gains incentive fees of $3,154 and $3,388, respectively, based on the performance of our portfolio, of which $2,546 and $2,780, respectively, were based on unrealized gains and $608 and $608, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, no capital gains incentive fees were accrued.

        As of September 30, 2012, $131,582 was outstanding under the credit facility between FSEP Funding and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between FSEP Funding and Deutsche Bank at September 30, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$131,582	$131,582	—	—	—

(1)
At September 30, 2012, $43,418 remained unused under the credit facility. On October 18, 2012, FSEP Funding entered into the third amendment to the credit facility to increase the aggregate borrowings available under the credit facility by $65,000 to $240,000.

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

Related Party Transactions

        We have entered into an investment advisory and administrative services agreement with FS Advisor. Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee of 20% of net investment income, subject to an annualized 6.5% hurdle, and 20.0% of net realized capital gains, if applicable.

        We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears. As of December 31, 2011, $346 in base management fees were payable to FS Advisor. During the nine months ended September 30, 2012 and 2011, we accrued $4,284 and $100, respectively, in base management fees payable to FS Advisor, including $2,232 and $100 in base management fees accrued during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, $1,752 and $0, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement discussed below and $646 and $0, respectively, in base management fees were paid to FS

Advisor during such periods. As of September 30, 2012, $2,232 in base management fees were payable to FS Advisor.

        We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three and nine months ended September 30, 2012, we accrued capital gains incentive fees of $3,154 and $3,388, respectively, based on the performance of our portfolio, of which $2,546 and $2,780, respectively, were based on unrealized gains and $608 and $608, respectively, were based on realized gains. During the three and nine months ended September 30, 2011, no capital gains incentive fees were accrued.

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

        As of December 31, 2011, we had $52 of administrative services expense payable to FS Advisor. During the nine months ended September 30, 2012 and 2011, we incurred administrative services expenses of $488 and $95, respectively, attributable to FS Advisor, of which $399 and $91, respectively, related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. During the nine months ended September 30, 2012 and 2011, we paid $342 and $0, respectively, of administrative services expenses to FS Advisor. As of September 30, 2012, we had $198 in administrative services expense payable to FS Advisor.

        Franklin Square Holdings funded offering costs and organization costs in the amount of $505 and $1,249 for the nine months ended September 30, 2012 and 2011, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred by us. Since inception through September 30, 2012, Franklin Square Holdings has funded $3,143 in offering and organization costs.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. During the nine months ended September 30, 2012 and 2011, FS2 retained $6,691 and $171, respectively, for selling commissions and dealer manager fees in connection with the sale of our common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we satisfied the minimum offering requirement. We paid total reimbursements of $2,051 and $510 to FS Advisor and its affiliates during the nine months ended September 30, 2012 and 2011, respectively. The reimbursements are recorded as a reduction of capital. As of September 30, 2012, no amounts remain payable to FS Advisor and its affiliates under this arrangement.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 31, 2012, we have sold an aggregate of 2,997,120 common shares (as adjusted for share distributions) for aggregate gross proceeds of $26,761 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        As of December 31, 2011, $533 of reimbursements were payable to us from Franklin Square Holdings. During the nine months ended September 30, 2012 and 2011, we accrued $1,432 and $216, respectively, for reimbursements that Franklin Square Holdings has agreed to pay, including $0 and $216 in reimbursements for the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, we received $213 and $0, respectively, in cash reimbursements from Franklin Square Holdings and offset $1,752 and $0, respectively, in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2012, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the six months ended June 30, 2012, no such repayments were made by us, and as of June 30, 2012, $1,432 of reimbursements were potentially subject to repayment by us to Franklin Square Holdings. During the three months ended September 30, 2012, we accrued $349 for expense recoupments payable to Franklin Square Holdings. As of September 30, 2012, $1,083 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, 46.4% of our portfolio investments (based on fair value) paid variable interest rates and the remainder (53.6%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the $240 million (which amount was $175 million prior to October 18, 2012) credit facility which FSEP Funding maintains with Deutsche Bank, FSEP Funding borrows at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more loans having a maximum notional amount of $200 million (which maximum notional amount was $100 million prior to October 11, 2012), or such greater amount as may be agreed to by Citibank. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2012 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$265	$(461)	$726	1.5%
Current LIBOR	—	—	—	—
Up 100 basis points	(722)	1,316	(2,038)	(4.3%)
Up 300 basis points	1,134	3,947	(2,813)	(5.9%)
Up 500 basis points	2,277	5,263	(2,986)	(6.3%)

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, EP Investments receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the loans subject to the TRS. As of September 30, 2012, 94% of the loans underlying the TRS paid variable interest rates. Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2012, we did not engage in interest rate hedging activities.

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

        As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        On November 14, 2012, Mr. William Goebel tendered to us his resignation from his position as chief financial officer effective immediately after the filing with the SEC of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. Mr. Goebel will continue to serve as the chief financial officer of FS Investment Corporation and FS Investment Corporation II. In connection with Mr. Goebel's resignation, our board of trustees appointed Edward T. Gallivan, Jr. to serve as our chief financial officer, effective upon the resignation from such position by Mr. Goebel.

        Prior to his appointment as chief financial officer, Mr. Gallivan was a director at BlackRock, Inc. from 2005 to October 2012, where he was head of financial reporting for over 350 mutual funds. From 1988 to 2005, Mr. Gallivan worked at State Street Research & Management Company, where he served as the assistant treasurer of mutual funds. Mr. Gallivan began his career as an auditor at the global accounting firm, PricewaterhouseCoopers LLP. Mr. Gallivan received his Bachelor of Science in Business Administration (Accounting) at Stonehill College in Massachusetts and is a Certified Public Accountant.

        There are no material contracts or agreements between us and Mr. Gallivan. Mr. Gallivan is employed by our affiliate, Franklin Square Holdings, and will not receive any direct compensation from us.

Item 6.    Exhibits.

3.1	Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company's final prospectus on Form 497 (File No. 333-169679) filed on June 4, 2012.)
4.2	Amended and Restated Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 14, 2011.)
10.1
Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.2
Amendment No. 1, dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.)
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

10.10	Second Amendment to Credit Agreement, dated as of August 28, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2012.)
10.11
Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2012.)
10.12
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
10.14
Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.15
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
10.17	Guarantee, dated as of August 11, 2011, by the Company in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.18
Investment Management Agreement, dated as of August 11, 2011, by and between the Company and EP Investments LLC. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.19
Termination and Release Acknowledgement, dated as of May 11, 2012, by Citibank N.A. in favor of the Company. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.20
Amendment Agreement, dated as of May 11, 2012, to the ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.21
Amended and Restated Confirmation Letter Agreement, dated as of May 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.22
Amended and Restated Confirmation Letter Agreement, dated as of October 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2012.)

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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2012.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)