Form 10-K
period 2012-12-31
FS Energy & Power Fund
filed 2013-03-26
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

         There is no established market for the Registrant's common shares of beneficial interest. The Registrant is currently conducting an ongoing public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.60 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

         There were 82,734,223 shares of the Registrant's common shares of beneficial interest outstanding as of March 14, 2013.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement relating to the Registrant's 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2012

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 to invest primarily in income-oriented securities of privately-held energy and power related, or Energy, companies and commenced operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

        We are managed by FS Investment Advisor, LLC, or FS Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FS Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, is one of the world's largest credit platforms in the alternative asset business with approximately $56.4 billion in assets under management as of December 31, 2012. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of beneficial interest, or our common shares, of any such change. We concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary area of focus will be the upstream, midstream and power sub-sectors of the Energy industry; however, we broadly define our "Energy Investment Universe" as follows:

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for federal income tax purposes and (iv) primarily own and operate Midstream and Upstream Energy companies. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We expect that the size of our individual investments will generally range between $5 million and $25 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

        During the year ended December 31, 2012, we made investments in portfolio companies totaling $826,011. During the same period, we sold investments for proceeds of $175,782 and received principal repayments of $68,410. As of December 31, 2012, our investment portfolio, with a total fair value of $701,172, consisted of interests in 64 portfolio companies (29% in first lien senior secured loans, 10% in second lien senior secured loans, 5% in senior secured bonds, 49% in subordinated debt, and 7% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $504.1 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 97.6% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 86.8% of our portfolio based on the fair value of our investments) was B3 based upon the ratings scale employed by Moody's Investors Service, Inc., or Moody's, and our estimated gross annual portfolio yield, prior to leverage, was 9.7% based upon the purchase price of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2012. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular semi-monthly cash distribution rate of $0.026824 per share as of December 31, 2012 and our public offering price of $10.40 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2012 was 6.19%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with FS Advisor or GSO in transactions originated by FS Advisor or GSO or their respective affiliates unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC, or co-invest alongside FS Advisor or GSO or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FS Advisor, GSO and their respective affiliates, as applicable. However, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FS Advisor and its affiliates, including FS Investment Corporation and FS Investment Corporation II. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance. Prior to obtaining exemptive relief, we also intend to co-invest alongside FS Advisor and its affiliates only in accordance with existing regulatory guidance. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While our offering price, which exceeds our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our common shares will not be listed on a national securities exchange, our shareholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our common shares may be volatile.

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. We are not obligated to repurchase common shares and, if we do so, common shares will be repurchased at a discount of 10% from the current offering price at the time of such repurchase. The first such tender offer commenced in August 2012. This will be the only method by which our shareholders may obtain liquidity prior to a liquidity event. Therefore, shareholders may not be able to sell their common shares promptly or at a desired price. If shareholders are able to sell their common shares, it is likely they will have to sell them at a significant discount to their purchase price. During the year ended December 31, 2012, we repurchased 44,339 common shares at $9.225 per share for aggregate consideration totaling $409. On January 2, 2013, we repurchased 24,249 common shares at $9.405 per share for aggregate consideration totaling $228.

        We do not currently intend to list our common shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, shareholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our common shares on a national securities exchange, shareholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our common shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. However, there can be no assurance that we will be able to complete a liquidity event.

Status of Our Continuous Public Offering

        Since commencing our continuous public offering and through March 14, 2013, we have sold 80,535,492 common shares (as adjusted for share distributions) for gross proceeds of approximately $809,869. As of March 14, 2013, we had raised total gross proceeds of approximately $830,073, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and approximately $20,004 from common shares sold pursuant to a private placement to certain members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO.

Distributions

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2011	$0.2837	$1,278
2012	$0.6276	$20,063

(1)
The per share distribution has been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On January 14, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on January 31, 2013 to shareholders of record on January 15, 2013 and January 30, 2013, respectively. On January 28, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on February 28, 2013 to shareholders of record on February 15, 2013 and February 27, 2013, respectively. On March 15, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which will be paid on March 29, 2013 to shareholders of record on March 15, 2013 and March 28, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        The following table reflects the share distribution that we declared on our common shares through December 31, 2012:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

About FS Advisor

        FS Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment products designed for the individual investor. FS Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by the same personnel that form the investment and operations team of FB Income Advisor, LLC and FSIC II Advisor, LLC. FB Income Advisor, LLC and FSIC II Advisor, LLC are registered investment advisers that manage Franklin Square Holdings' two affiliated BDCs, FS Investment Corporation and FS Investment Corporation II, respectively.

        FS Investment Corporation commenced operations on January 2, 2009 and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2012, FS Investment Corporation had total assets of approximately $4.3 billion. FS Investment Corporation II commenced operations on June 18, 2012 and pursues the same investment strategy as FS Investment Corporation. As of December 31, 2012, FS Investment Corporation II had total assets of approximately $709.3 million.

        Our president, chairman and chief executive officer, Michael C. Forman, has led FS Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Advisor, Mr. Forman currently serves as president, chairman and chief executive officer of FB Income Advisor, LLC, FS Investment Corporation, FSIC II Advisor, LLC and FS Investment Corporation II.

        FS Advisor's senior management team has significant experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FS Advisor was staffed with 28 employees as of December 31, 2012 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS Advisor's management team, will allow FS Advisor to successfully execute our investment strategy.

        All investment decisions require the unanimous approval of FS Advisor's investment committee, which is currently comprised of Mr. Forman, David J. Adelman, the vice chairman of our board of trustees and the co-founder of Franklin Square Holdings, Gerald F. Stahlecker and Zachary Klehr. Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance and, beginning with the second anniversary of the date of the investment advisory and administrative services agreement, will annually review the compensation we pay to FS Advisor and the compensation FS Advisor pays to GSO to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GSO

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO's subsidiary, GSO / Blackstone Debt Funds Management LLC, or GDFM, serves as the investment sub-adviser to FS Investment Corporation and FS Investment Corporation II pursuant to investment sub-advisory agreements between GDFM and FB Income Advisor, LLC and FSIC II Advisor, LLC, respectively, the investment advisers to FS Investment Corporation and FS Investment Corporation II, respectively. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global asset manager. As of December 31, 2012, GSO and its affiliates, excluding Blackstone, managed approximately $56.4 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2012, funds managed by GSO have invested approximately $13.9 billion in Energy companies, including approximately $8.0 billion in secured loans, $3.5 billion in bonds, $2.3 billion in equity, and $100.0 million in bankruptcy claims. As sub-adviser, GSO utilizes its experience in Energy investing and makes recommendations to FS Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $210.2 billion as of December 31, 2012. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov.

Market Opportunity

        We believe that there are and will continue to be significant investment opportunities in income-oriented securities of privately-held Energy companies within the United States that will provide attractive risk-adjusted returns compared to other types of investments.

        Assets of Energy companies are growing both in size and importance to the global economy. The International Energy Agency's, or the IEA's, 2012 World Energy Outlook projects worldwide energy demand to grow 1.2% per annum from 2010-2035. This anticipated growth will need to be met with increased supply throughout the world. The IEA estimates that approximately $6.4 trillion must be invested in energy-supply infrastructure in the United States from 2012-2035 to support development of the long-lived energy assets that drive the production, transportation and use of energy and other commodities. Such investments are expected to be made across all sub-sectors of the Energy markets by approximately 15,700 private companies and approximately 370 public companies.

        Across Energy industry sub-sectors, we see multiple factors which will necessitate additional and continued capital infusion. Upstream companies face the inherent production declines of oil and natural gas reserves, which in turn require large annual capital inflows to replace such lost production. This is particularly true for the growing supply of natural gas and oil from the Utica, Permian, Marcellus and Eagle Ford shales, which in many cases have a first year production decline rate of over

75%. Developing many of these reservoirs requires increasingly complex drilling and completion techniques which cost considerably more than conventional techniques. In addition, the development of these new fields highlights that many of the Midstream assets throughout the U.S. are aging and are not ideally located, requiring that additional infrastructure be built to ensure this new supply reaches market. We believe these investment opportunities could increase significantly due to potential environmental regulations that are expected to impact certain fossil-fuel generation, particularly coal generation which comprises more than a third of current U.S. generation. We believe such market dynamics across these sub-sectors will present a large and growing investment opportunity for us.

        We believe that this large and varied asset class maintains the following attractive and distinct investment characteristics:

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

Characteristics of and Risks Related to Investments in Private Companies

        We invest primarily in income-oriented securities of privately-held companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS Advisor and/or GSO to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days prior notice to holders of our common shares of any such change. In accordance with the best interests of our shareholders, FS Advisor monitors our targeted investment mix as economic conditions evolve.

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

  •
  Defensible market positions.  We seek to invest in companies that have developed strong positions within their sub-sector and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

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

  •
  Allocation among various issuers and industries.  We seek to allocate our portfolio broadly among issuers and sub-sectors within the Energy Investment Universe, thereby attempting to reduce the risk of a downturn in any one company or sub-sector having a disproportionate adverse impact on the value of our portfolio.

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

Potential Competitive Strengths

        We believe that we offer our investors the following potential competitive strengths:

  Global platform with seasoned investment professionals

        We believe that the breadth and depth of the experience of FS Advisor's senior management team, together with the wider resources of GSO's investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities worldwide.

  Long-term investment horizon

        Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, we are not required to return capital to our shareholders once we exit a portfolio investment. Such funds typically can only be invested once and must be returned to investors after a specific time period. These provisions often force private equity and venture capital funds to seek liquidity events, including initial public offerings, mergers or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

  GSO transaction sourcing capability

        FS Advisor seeks to leverage GSO's significant access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under "—Regulation," and the allocation policies of GSO and its affiliates, as applicable, also through GSO's proprietary origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad network of GSO will produce a significant amount of investment opportunities for us. GSO also has a significant trading platform, allowing us access to the secondary market for investment opportunities.

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

  Investment expertise across all levels of the corporate capital structure

        FS Advisor and GSO believe that their broad expertise and experience investing at all levels of a company's capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. In addition, we seek to leverage this broad-ranging capability to enable us to provide Energy companies with financing that most closely aligns with their particular capital needs. We believe that such flexibility is valuable to Energy companies and provides us with a competitive advantage over other capital providers that are more limited in the securities in which they invest.

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

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to guidelines set by FS Advisor.

        FS Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        For providing these services, facilities and personnel, we reimburse FS Advisor for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

        We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services. We have contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, the president of that firm.

        As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See "—Regulation." We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

  Senior Debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the least risk among all investments in a firm. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower. Generally, we expect that the variable interest rate on our first lien debt typically will range between 2.0% and 6.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR. We expect that the variable interest rate on second lien debt will range between 4.0% and 8.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

  Subordinated Debt

        In addition to senior debt, we may also invest a portion of our assets in subordinated debt of private companies. Subordinated debt usually ranks junior in priority of payment to first lien and second lien secured loans and is often unsecured, but is situated above preferred equity and common stock in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt securities have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating interest rate of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

  Net Profits Interests, Royalty Interests, Volumetric Production Payments, or VPPs

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

Sources of Income

        The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made and monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment annually. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

        We seek to limit the downside potential of our investment portfolio by:

  •
  applying our investment strategy guidelines for portfolio investments;

  •
  requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

  •
  allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different sub-sectors of the Energy industry, with different types of collateral; and

  •
  negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

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

Our Transaction Process

  Sourcing

        In order to source transactions, FS Advisor seeks to leverage GSO's significant access to transaction flow, along with GSO's trading platform, which allows for access to the syndicated loan market, a key source of investment opportunities for us. GSO seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's proprietary origination channels. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO to generate access to originated transactions with attractive investment characteristics. We believe that the broad networks of FS Advisor and GSO will produce a significant pipeline of investment opportunities for us.

  Evaluation

        Initial Review.    In its initial review of an investment opportunity to present to FS Advisor, GSO's transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FS Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GSO research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, FS Advisor and GSO conduct detailed due diligence investigations as necessary.

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

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        FS Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of trustees reviews these investment ratings on a quarterly basis. In the event that our board of trustees or advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$34,149	5%	$5,087	5%
2	636,590	91%	85,077	93%
3	3,677	1%	1,478	2%
4	26,756	3%	—	—
5	—	—	—	—

	$701,172	100%	$91,642	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

        Valuation Process.    Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees determines the fair value of such investments in good faith, utilizing the input of management, our valuation committee, FS Advisor and any other professionals or materials that our board of trustees deems worthy and relevant, including GSO, independent third-party pricing services and independent third-party valuation firms, if applicable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments."

        Managerial Assistance.    As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FS Advisor or GSO will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FS Advisor or GSO, will retain any fees paid for such assistance.

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

Financing Arrangements

  Credit Facility

        On June 24, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, FSEP Term Funding, LLC, or FSEP Funding, entered into a credit facility, or the credit facility, with

Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. On May 30, 2012, FSEP Funding entered into an amendment to the credit facility to increase the aggregate borrowings available under the credit facility by $50,000 to $100,000 on a committed basis; on August 28, 2012, FSEP Funding entered into a second amendment to the credit facility to increase such amount by $75,000 to $175,000 on a committed basis; and on October 18, 2012, FSEP Funding entered into a third amendment to the credit facility to increase such amount by $65,000 to $240,000 on a committed basis.

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

        As of December 31, 2012 and 2011, $185,232 and $20,518, respectively, was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $700 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of December 31, 2012, $325 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 2.08% per annum as of December 31, 2012. Interest is paid quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $2,132 and $274 for the years ended December 31, 2012 and 2011, respectively, of which $331 and $44, respectively, related to the amortization of deferred financing costs and $85 and $118, respectively, related to commitment fees on the unused portion of the credit facility. We paid $1,332 and $121 in interest expense during the years ended December 31, 2012 and 2011, respectively. The average borrowings under the credit facility for the years ended December 31, 2012 and 2011 were $81,825 and $13,033, respectively, with a weighted average interest rate of 2.19% and 4.18%, respectively, which includes commitment fees on the unused portion of the credit facility.

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

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. FSEP Funding was in compliance with the terms of the credit facility as of December 31, 2012.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On August 11, 2011, our newly-formed, wholly-owned special purpose financing subsidiary, EP Investments LLC, or EP Investments, entered into a total return swap, or TRS, with Citibank, N.A., or Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of assets which may be subject to the TRS from $25,000 to $100,000; and on October 11, 2012, EP Investments entered into a second amendment to the TRS to increase this amount from $100,000 to $200,000.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the assets subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire assets and incurring interest expense to a lender.

        The obligations of EP Investments under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more assets with a maximum aggregate market value (determined at the time each such asset becomes subject to the TRS) of $200,000, or such greater amount as may be agreed to by Citibank. Securities proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each asset (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the agreements between EP Investments and Citibank which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay our debts.

        Pursuant to the terms of an investment management agreement that we entered into with EP Investments, we act as the manager of the rights and obligations of EP Investments under the TRS, including selecting the specific assets to be included in the TRS. Accordingly, the assets selected by EP

Investments for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and long-term capital appreciation. In addition, pursuant to the terms of the TRS, EP Investments may select any loan or other obligation available in the market to be included in the TRS that meets the obligation criteria set forth in the TRS Agreement.

        Each asset included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each asset be rated by Moody's and Standard & Poor's Corporation, or S&P, and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the assets included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such asset or pay to Citibank any depreciation in the value of such asset.

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying assets after such value decreases below a specified amount. The amount of collateral that may be required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying assets. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the assets underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each asset included in the TRS).

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

        Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any asset subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of assets subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying asset in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the asset in the open market. Citibank reports the mark-to-market values of the underlying assets to EP Investments. As of December 31, 2012 and 2011, the fair value of the TRS was $3,141 and $121, respectively. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2012, EP Investments had selected 22 underlying assets with a total notional amount of $131,632 and posted $56,876 in cash collateral held by Citibank (of which only $53,565 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2011, EP Investments had selected six underlying assets with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

        We incurred costs of $16 in connection with obtaining the TRS, which we recorded as deferred financing costs on our consolidated balance sheets. As of December 31, 2012, all of such deferred financing costs have been amortized to interest expense.

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

        Further, for purposes of Section 55(a) under the 1940 Act, we treat each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. See "—Regulation." We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Regulation

        We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our trustees be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

        The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities. Furthermore, our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days prior notice to holders of our common shares of any such change.

        We will generally not be able to issue and sell our common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See "Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth." We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current net asset value of our common shares if our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new common shares at a price below net asset value per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with FS Advisor or GSO in transactions originated by FS Advisor or GSO or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FS Advisor or GSO or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FS Advisor, GSO and their respective affiliates, as applicable. However, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FS Advisor and its affiliates, including FS Investment Corporation and FS Investment Corporation II. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance. Prior to obtaining exemptive relief, we also intend to co-invest alongside FS Advisor and its affiliates only in accordance with existing regulatory guidance. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

  Qualifying Assets

        Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

  b.
  is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

  c.
  satisfies any of the following:

  i.
  does not have any class of securities that is traded on a national securities exchange;

  ii.
  has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

  iii.
  is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

  iv.
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

        In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

        For purposes of Section 55(a) under the 1940 Act, we will treat each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

  Managerial Assistance to Portfolio Companies

        In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

  Temporary Investments

        Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for federal income tax purposes as described below under "—Taxation as a RIC." Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FS Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

        For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by EP Investments under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

  Code of Ethics

        We and FS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. These codes of ethics are attached as exhibits to the registration statement pertaining to the public offering of our common shares of beneficial interest. Shareholders may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsenergyandpowerfund.com and on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

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

        Shareholders may obtain information, without charge, regarding how FS Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Energy and Power Fund, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104 or by calling us collect at 215-495-1150.

  Other

        We will be periodically examined by the SEC for compliance with the 1940 Act.

        We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

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

  •
  pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

  •
  pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

        The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

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

        We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

        In order to qualify as a RIC for federal income tax purposes, we must, among other things:

  •
  continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

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

  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

  •
  no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships," or the Diversification Tests.

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

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Employees

        We do not currently have any employees. Each of our executive officers, aside from our chief compliance officer, Salvatore Faia, is a principal, officer or employee of FS Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FS Advisor. In the future, FS Advisor may retain additional investment personnel based upon its needs.

Available Information

        Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, we will distribute our annual report on Form 10-K to all shareholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsenergyandpowerfund.com and on the SEC's website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and shareholders should not consider information contained on our website to be part of this annual report on Form 10-K.

        We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Shareholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC's website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Risks Related to an Investment in Our Common Shares

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer common shares than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling common shares below our net asset value per share.

        The purchase price at which shareholders purchase common shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common shares. As a result, in the event of an increase in our net asset value per share, a shareholder's purchase price may be higher than the prior semi-monthly closing price per share, and therefore shareholders may receive a smaller number of common shares than if the investor had subscribed at the prior semi-monthly closing price.

We are a relatively new company and have a limited operating history.

        We were formed on September 16, 2010 and commenced operations on July 18, 2011 after satisfying the minimum offering requirement of selling, in aggregate, $2.5 million in common shares to persons not affiliated with us or FS Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common shares could decline substantially.

As a new company with relatively few investments, our continuous public offering may be deemed to be a "blind pool" offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our common shares.

        Other than those investments currently reflected in our portfolio, none of us, FS Advisor or GSO has generally identified, made or contracted to make investments on our behalf with the proceeds from our continuous public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our common shares. An investor must rely on FS Advisor and GSO to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing our common shares. Because investors are not able to evaluate all of our investments in advance of purchasing our common shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder an investor's ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous "best efforts" public offering, we will be limited in the number and type of investments we may make, and the value of an investment in us may be reduced in the event our assets under-perform.

        Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any of the common shares. To the extent that less than the maximum number of common shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our common shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, shareholders will have limited liquidity and may not receive a full return of invested capital upon selling common shares.

        Our common shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly traded company.

        In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price a shareholder paid for the common shares being repurchased. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program" for a detailed description of our share repurchase program.

        If our common shares are listed, we cannot assure shareholders that a public trading market will develop. In addition, a liquidity event involving a listing of our common shares on a national securities exchange may include certain restrictions on the ability of shareholders to sell their common shares. Further, even if we do complete a liquidity event, shareholders may not receive a return of all of their invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her common shares.

        A liquidity event could include (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor's common shares will be limited to our share repurchase program, which we have no obligation to maintain.

The dealer manager in our continuous offering may be unable to sell a sufficient number of common shares for us to achieve our investment objectives.

        The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, or our dealer manager. There is no assurance that it will be able to sell a sufficient number of common shares to allow us to have adequate funds to purchase a portfolio of investments allocated among various issuers and industries and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives, and shareholders could lose some or all of the value of their investment.

Because the dealer manager is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a shareholder.

        The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

        The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our common shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, shareholders could lose all or a part of their investment.

Only a limited number of common shares may be repurchased pursuant to our share repurchase program and, to the extent shareholders are able to sell their common shares under our share repurchase program, shareholders may not be able to recover the amount of their investment in those shares.

        Our share repurchase program includes numerous restrictions that limit shareholders' ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the sale of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we intend to limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to purchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

        In addition, our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days' notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase common shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell common shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

        When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that investors paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which an investor may sell common shares, which will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common shares in our offering.

        In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell common shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common shares will be on the repurchase date.

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

        In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with FS Advisor or GSO in transactions originated by FS Advisor or GSO or their respective affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside FS Advisor or GSO or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FS Advisor, GSO and their respective affiliates, as applicable. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FS Advisor and its affiliates, including FS Investment Corporation and FS Investment Corporation II. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

        Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

        We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

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

        Our declaration of trust and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and our board of trustees may, without shareholder action, amend our declaration of trust to increase the number of our common shares, of any class or series, that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common shares the opportunity to realize a premium over the value of our common shares.

Risks Related to Our Business and Structure

Our board of trustees may change our investment policy by providing our shareholders with 60 days prior notice, or may modify or waive our current operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may be changed by our board of trustees if we provide our shareholders with at least 60 days' prior notice. In addition, our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common shares. However, the effects might be adverse, which could negatively impact our ability to pay distributions to shareholders and cause shareholders to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from our continuous public offering in ways with which investors may not agree or for purposes other than those contemplated at the time of our continuous public offering. Finally, since our common shares are not expected to be listed on a national securities exchange for the foreseeable future, shareholders will be limited in their ability to sell their common shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

        Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

        Conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and has yet to fully recover.

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

        Economic activity remains subdued as unemployment rates remain high. Despite this, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. However, deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

        In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+". In June 2012, Standard & Poor's Ratings Services affirmed this

"AA+" rating, but maintained a negative outlook on the long-term rating for the U.S., reflecting the view of Standard & Poor's Ratings Services that this rating could be lowered by 2014 as a result of the U.S. sovereign credit risks. In January 2012, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, Standard & Poor's Ratings Services further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of the August 2011 downgrade or any further downgrade to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from the August 2011 downgrade or any further downgrade of the U.S. government's sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

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

        In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FS Advisor has entered into with GSO have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FS Advisor, upon 120 days' notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice by GSO or, if our board of trustees or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GSO should be terminated, by FS Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FS Advisor or for FS Advisor to replace GSO. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FS Advisor and GSO to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

        If FS Advisor or GSO fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks, on which we rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FS Advisor and GSO have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

        We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our board of trustees.

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

        We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of trustees and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of trustees may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See "Item 1. Business—Regulation—Senior Securities."

Our distribution proceeds have exceeded and in the future may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders for tax purposes, which will lower their tax basis in their common shares.

        In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders' capital and will lower such shareholders' tax basis in their common shares. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FS Advisor.

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

        In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FS Advisor under the investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by FS Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FS Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our shareholders and the value of our common shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

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

        Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

        We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers selling our common shares, could also have a material adverse effect on our business, financial condition and results of operations.

        In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FS Advisor and GSO to other types of investments in which FS Advisor and GSO may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder's investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

        As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management's time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

        In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

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

Risks Related to FS Advisor and Its Affiliates

FS Advisor has limited prior experience managing a BDC or a RIC.

        While FS Advisor's management team consists of the same personnel that form the investment and operations team of FB Income Advisor, LLC, the investment adviser to FS Investment Corporation, and FSIC II Advisor, LLC, the investment adviser to FS Investment Corporation II, and members of the management team have extensive experience investing in Energy companies, FS Advisor has limited prior experience managing a BDC or a RIC and has limited experience investing in Energy companies. Therefore, FS Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our common shares may entail more risk than the shares of a comparable company with a substantial operating history.

        The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FS Advisor's limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

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

There may be conflicts of interest related to obligations FS Advisor's and GSO's senior management and investment teams have to our affiliates and to other clients.

        The members of the senior management and investment teams of both FS Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FS Advisor also serve in similar capacities for FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to FS Investment Corporation and FS Investment Corporation II, respectively. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS Advisor to manage our day-to-day activities and to implement our investment strategy. FS Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of FB Income Advisor, LLC, FS Investment Corporation, FSIC II Advisor, LLC and FS Investment Corporation II. FS Advisor and its employees will devote only as much of its or their time to our business as FS Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FS Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM, a subsidiary of GSO, serves as investment sub-adviser to FS Investment Corporation and FS Investment Corporation II. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

The time and resources that individuals employed by FS Advisor and GSO devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FS Advisor and GSO are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

        Neither FS Advisor nor GSO, or individuals employed by FS Advisor or GSO, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. If we are able to obtain exemptive relief from the SEC, we also intend to co-invest with FS Advisor and its affiliates. There is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we could be limited in our ability to invest in certain portfolio companies in which our affiliates, including FB Income Advisor, LLC, FS Investment Corporation, FSIC II Advisor, LLC and FS Investment Corporation II, are investing or are invested. Because we are not seeking exemptive relief to engage in co-investment transactions with GSO and its affiliates, even if we are able to receive exemptive relief, we will be unable to participate in certain transactions originated by GSO, GDFM or any of their affiliates unless otherwise permitted by the 1940 Act and the rules and regulations promulgated thereunder. Affiliates of GSO, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GSO have no obligation to make their originated investment opportunities available to GSO or to us.

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

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

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

Failure to maintain our status as a BDC would reduce our operating flexibility.

        If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

        As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater shareholder dilution.

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

        Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the current net asset value of the common shares if our board of trustees and independent trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders as well as those shareholders that are not affiliated with us approve such sale.

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

        The net proceeds from the sale of common shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

        Our investments in senior and subordinated debt, select equity investments and other investments issued by private Energy companies may be risky.

        Senior debt.    There is a risk that any collateral pledged by portfolio companies securing our senior debt may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company's subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the senior debt's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

        Net profits interests, royalty interests, volumetric production payments, or VPPs.    We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production, or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. We will not have any operational control over these investments and our receipt of payments is contingent on the producer's ability to meet its supply obligations, which can make these types of investments highly speculative.

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

        In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

        If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower's business or in instances where we exercise control over the borrower or render significant managerial assistance.

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

        EP Investments has entered into a TRS with Citibank. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Total Return Swap" for a more detailed discussion of the terms of the TRS between EP Investments and Citibank.

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

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the assets subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire assets and incurring interest expense to a lender.

        The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the assets underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant.

        A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, EP Investments is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to EP Investments under the TRS. EP Investments bears the risk of depreciation with respect to the value of the assets underlying the TRS and is required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying assets after such value decreases below a specified amount. The amount of collateral required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying assets.

        The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the assets underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each asset included in the TRS). EP Investments' maximum liability under the TRS is the amount of any decline in the aggregate value of the assets subject to the TRS, less the amount of the cash collateral previously posted by EP Investments. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

        In addition to customary events of default and termination events, the TRS Agreement contains the following termination events: (a) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (b) a default by EP Investments or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (c) a merger of EP Investments or us meeting certain criteria; (d) either us or EP Investments amending its constituent documents in a manner that has or could reasonably be expected to have a material adverse effect; (e) our ceasing to be the sole owner of EP Investments; (f) our ceasing to be the investment manager of EP Investments or having authority to enter into transactions under the TRS on behalf of EP Investments, and not being replaced by an entity reasonably acceptable to Citibank; (g) FS Advisor ceasing to be our investment adviser or GSO ceasing to be the sub-adviser to FS Advisor; (h) EP Investments failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) EP Investments becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of EP Investments that may not be changed without the vote of our shareholders and that relates to EP Investments' performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn. In addition, Citibank may terminate any specific asset underlying the TRS that fails to satisfy the obligation criteria set forth in the TRS Agreement for at least 30 days.

        In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any asset subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. Upon any termination of the TRS, EP Investments will be required to pay Citibank the amount of any decline in the aggregate value of the assets subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such assets. In the event that Citibank chooses to exercise its termination rights, it is possible that EP Investments will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if EP Investments controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

        In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See "—Risks Related to Debt Financing" below.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

        Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company's remaining assets, if any.

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

        Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods.

Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

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

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

        Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

  •
  may have limited financial resources and may be unable to meet their obligations under their debt and equity securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

        Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

        Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt and equity securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS Advisor and/or GSO to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

        We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Energy Company Risks

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days'

prior notice to holders of our common shares of any such change. The revenues, income (or losses) and valuations of Energy companies can fluctuate suddenly and dramatically due to a number of factors.

Because our investment policy is to invest at least 80% of our total assets in securities of Energy companies, our portfolio will not be well allocated among various industries.

        Our investment policy is to invest at least 80% of our total assets in securities of Energy companies. As there can be a correlation in the valuation of the securities in our portfolio, a decline in value of the securities of one company may be accompanied by a decline in the valuations of the securities of other companies within the Energy industry that we may hold in our portfolio. A decline in value of the securities of such issuers or a downturn in the Energy sector might have a more severe impact on us than on an entity that is more broadly allocated among various industries.

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

        In particular, changes to laws and increased regulations or enforcement policies as a result of oil spills may adversely affect the financial performance of Energy companies. Additionally, changes to laws and increased regulation or restrictions on the use of hydraulic fracturing may adversely impact the ability of Energy companies to economically develop oil and natural gas resources and, in turn, reduce production for such commodities. Any such changes or increased regulations or policies may adversely affect the performance of Energy companies in which we may invest.

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

        The operations of Energy companies in which we may invest are subject to many hazards inherent in the transporting, processing, storing, distributing, mining, generating or marketing of natural gas, natural gas liquids, crude oil, coal, refined products, power or other commodities, or in the exploring, managing or producing of such commodities, including: damage to pipelines, storage tanks, vessels or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction or other equipment; leaks of natural gas, natural gas liquids, crude oil, refined products or other commodities; and fires and explosions. Further, since the September 11th terrorist attacks, the U.S. government has issued warnings that energy assets and facilities, specifically U.S. pipeline infrastructure, may be targeted in future terrorist attacks. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. Not all Energy companies are fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect the Energy company's operations and financial condition. In addition, any increased governmental regulation to mitigate such risks (including regulations related to recent oil spills or hydraulic fracturing), could increase insurance premiums and other operating costs for Energy companies in which we may invest.

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

Risks Related to Debt Financing

The agreements governing FSEP Funding's credit facility contain various covenants which, if not complied with, could accelerate repayment under the credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

        Our wholly-owned financing subsidiary, FSEP Funding, has entered into the credit facility with Deutsche Bank. The agreements governing the credit facility contain default provisions such as: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of us or FSEP Funding; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us or FS Advisor or GSO in our or its investment advisory capacities. An event of default under the credit facility would result, among other things, in the termination of the availability of further funds under the credit facility and an accelerated maturity date for all amounts outstanding under the credit facility. This could disrupt our business, reduce our revenues and, by delaying any dividends allowed to us under the credit facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business, make distribution payments to our shareholders and maintain our status as a RIC.

        The agreements governing the credit facility also require FSEP Funding to comply with certain operational covenants. These covenants require FSEP Funding to, among other things, maintain eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the credit facility. The occurrence of certain "Super-Collateralization Events" results in an increase of the minimum aggregate value of eligible assets that FSEP Funding is required to maintain. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as our sub-adviser or FS Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting in certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) us, GSO or FS Advisor committing fraud or other illicit acts in our or its investment advisory capacities. A decline in the value of assets owned by FSEP Funding or the occurrence of a Super-Collateralization Event under the credit facility could result in us being required to contribute additional assets to FSEP Funding, which would likely disrupt our business and impact our ability to meet our investment objectives and pay distributions to our shareholders.

        The failure to meet collateral requirements under the credit facility or the occurrence of any other event of default which results in the termination of the credit facility may force FSEP Funding or us to liquidate positions at a time and/or at a price which is disadvantageous to us and could result in losses. In addition, upon the occurrence of an event of default under the credit facility, Deutsche Bank would have the right to the assets pledged as collateral supporting the amounts outstanding under the credit facility and could sell such assets in order to satisfy amounts due under the credit facility.

        Each borrowing under the credit facility is subject to the satisfaction of certain conditions. We cannot assure shareholders that FSEP Funding will be able to borrow funds under the credit facility at any particular time or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Credit Facility" for a more detailed discussion of the terms of the credit facility.

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

        A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FS Advisor with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

        To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See "Item 1. Business—Taxation as a RIC."

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

  •
  The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

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

Item 4.       Mine Safety Disclosures

        Not applicable.

PART II

        Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

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

        We are offering our common shares on a continuous basis at a price of $10.60 per share as of March 18, 2013; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that common shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of common shares pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common shares on a continuous basis, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share.

        In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

        Set forth below is a chart describing the classes of our securities outstanding as of March 14, 2013:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	450,000,000	—	82,734,223

        As of March 14, 2013, we had 22,008 record holders of our common shares.

Share Repurchase Program

        We intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

        Our board of trustees will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase common shares and under what terms:

  •
  the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

  •
  the liquidity of our assets (including fees and costs associated with disposing of assets);

  •
  our investment plans and working capital requirements;

  •
  the relative economies of scale with respect to our size;

  •
  our history in repurchasing common shares or portions thereof; and

  •
  the condition of the securities markets.

        We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the sale of common shares under our distribution reinvestment plan. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. Our board of trustees may amend, suspend or terminate the repurchase program at any time upon 30 days' notice.

        The table below provides information concerning our repurchases of common shares during the quarter ended December 31, 2012 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	44,339	$9.225	44,339	(1)
November 1 to November 30, 2012	—	—	—	—
December 1 to December 31, 2012	—	—	—	—

Total	44,339	$9.225	44,339	(1)

(1)
A description of the maximum number of common shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates, and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. For example, our board of trustees may periodically declare share distributions in order to reduce our net asset value per share if necessary to ensure that we do not sell common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. On a quarterly basis, we will send information to all shareholders of record regarding the source of distributions paid to our shareholders in such quarter. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS

Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

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

        As of December 31, 2011, $533 of reimbursements were payable to us from Franklin Square Holdings. During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. During the year ended December 31, 2012, we received $213 in cash reimbursements from Franklin Square Holdings and offset $1,752 in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the year ended December 31,

2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of reimbursements were payable by us to Franklin Square Holdings.

        From time to time and not less than quarterly, FS Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our shareholders funds received by us which FS Advisor deems unnecessary for us to retain.

        We intend to continue to make our ordinary distributions in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder. If shareholders hold common shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional common shares under our distribution reinvestment plan.

        In order to qualify as a RIC, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2011	$0.2837	$1,278
2012	$0.6276	$20,063

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On January 14, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on January 31, 2013 to shareholders of record on January 15, 2013 and January 30, 2013, respectively. On January 28, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on February 28, 2013 to shareholders of record on February 15, 2013 and February 27, 2013, respectively. On March 15, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which will be paid on March 29, 2013 to shareholders of record on March 15, 2013 and March 28, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

        The following table reflects the sources of the cash distributions that we have paid on our common shares during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	15,559	77%	485	38%
Capital gains proceeds from the sale of assets	3,162	16%	68	5%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	1,342	7%	—	—
Expense reimbursement from sponsor	—	—	725	57%

Total	$20,063	100%	$1,278	100%

(1)
During the year ended December 31, 2012, 93.4% of our gross investment income was attributable to cash interest earned and 6.6% was attributable to non-cash accretion of discount. During the year ended December 31, 2011, 92.5% of our gross investment income was attributable to cash interest earned and 7.5% was attributable to non-cash accretion of discount and PIK interest.

        Our net investment income on a tax-basis for the years ended December 31, 2012 and 2011 was $15,559 and $1,210, respectively. As of December 31, 2012 and 2011, we distributed all of our tax-basis net investment income earned as of December 31, 2012 and 2011, respectively.

        The difference between our net investment income based on U.S. generally accepted accounting principles, or GAAP, and our tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Capital Gains Incentive Fee" for a discussion of the methodology used in calculating the capital gains incentive fee. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
GAAP-basis net investment income	$10,162	$653
Income on limited partnership interest	(2,537)	—
Tax-basis deferral and amortization of organization costs	(23)	155
Reversal of incentive fee accrual on unrealized gains	5,462	67
Tax-basis net investment income portion of total return swap payments	2,475	308
Accretion of discount on total return swap	20	27

Tax-basis net investment income	$15,559	$1,210

        We may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $2,475 and $308, respectively, and increased accumulated distributions in excess of net investment income by $2,475 and $308, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income. In addition, during the year ended December 31, 2012, we reduced capital in excess of par value by $1,342 to reflect distributions received by us during the year ended December 31, 2012 on account of a limited partnership interest held by us, which amount will be treated as a return of capital for tax purposes.

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution that we declared on our common shares through December 31, 2012:

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

        The share distribution increased the number of common shares outstanding, thereby reducing our net asset value per share. However, because the share distribution was issued to all shareholders as of the record date in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of common shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, our board of trustees determined that this issuance would not be dilutive to shareholders as of the record date. As the share distribution did not change any shareholder's proportionate interest in us, it did not represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2012 and 2011, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2012	2011
Distributable ordinary income net of distributions received on limited partnership interest	$171	$—
Distribution receivable on limited partnership interest	270	—
Incentive fee accrual on unrealized gains	(5,529)	(67)
Unamortized organization costs	(315)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	28,451	(89)

	$23,048	$(494)

(1)
As of December 31, 2012 and 2011, the gross unrealized appreciation on our investments and total return swap and gain on foreign currency was $29,698 and $761, respectively. As of December 31, 2012 and 2011, the gross unrealized depreciation on our investments and loss on foreign currency was $1,247 and $850, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $675,823 and $91,808 as of December 31, 2012 and 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $28,451 and $(89) as of December 31, 2012 and 2011, respectively.

Item 6.    Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
			Period from September 16, 2010 (Inception) to December 31, 2010(1)
	2012	2011
Statements of operations data:
Investment income	$29,965	$1,394	$—
Operating expenses
Total operating expenses	19,803	1,466	183
Less: Expense reimbursement from sponsor	(1,432)	(725)	—
Add: Expense recoupment to sponsor	1,432	—	—

Net expenses	19,803	741	183

Net investment income (loss)	10,162	653	(183)
Total net realized and unrealized gain (loss) on investments	32,101	314	—

Net increase (decrease) in net assets resulting from operations	$42,263	$967	$(183)

Per share data (as adjusted for share distributions):
Net investment income (loss)—basic and diluted(2)	$0.33	$0.16	$(8.15)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$1.38	$0.23	$(8.15)

Distributions declared(3)	$0.63	$0.28	$—

Balance sheet data:
Total assets	$829,494	$112,732	$200

Credit facility payable	$185,232	$20,518	$—

Total net assets	$602,889	$67,685	$200

Other data:
Total return(4)	14.07%	1.23%	—
Number of portfolio company investments at period end	64	21	—
Total portfolio investments for the period	$826,011	$95,199	$—
Proceeds from sales and prepayments of investments for the period	$244,192	$3,564	$—

(1)
We formally commenced operations on July 18, 2011. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share (as adjusted for share distributions) during the applicable period.

(4)
The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year (as adjusted for share distributions) and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions." The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of our common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on our investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

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

        In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors." Other factors that could cause actual results to differ materially include:

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

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to guidelines set by FS Advisor.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change.

        Our investment objectives are to generate current income and long-term capital appreciation. We have identified and intend to focus on the following five investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

        Originated/Proprietary Transactions: We intend to leverage our relationship with GSO and their global sourcing and origination platform to identify proprietary investment opportunities. We define proprietary investments as any investment originated or structured specifically for us or made by us that was not generally available to the broader market. Proprietary investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe proprietary transactions may offer attractive investment opportunities as they typically offer higher returns than broadly syndicated transactions.

        Anchor Orders: In addition to proprietary transactions, we will invest in certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, Energy industry sub-sector or financial sponsor, and the broader investment experiences of FS Advisor and GSO. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment.

        Event Driven: We intend to take advantage of dislocations that arise in the markets due to an impending event and where the market's apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company's financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

        Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an Energy industry sub-sector being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment.

        Broadly Syndicated/Other: Although our primary focus is to invest in proprietary transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our proprietary investments and provide a complement to our more illiquid proprietary strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We expect that the size of our individual investments will generally range between $5 million and $25 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

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

        We principally generate revenues in the form of interest income on the debt investments we hold. We also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        The amount of the reimbursement payable to FS Advisor is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

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

  •
  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

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

Portfolio Investment Activity for the Year Ended December 31, 2012 and for the Period from July 18, 2011 (Commencement of Operations) through December 31, 2011

        During the year ended December 31, 2012, we made investments in portfolio companies totaling $826,011. During the same period, we sold investments for proceeds of $175,782 and received principal repayments of $68,410.

        As of December 31, 2012, our investment portfolio, with a total fair value of $701,172, consisted of interests in 64 portfolio companies (29% in first lien senior secured loans, 10% in second lien senior secured loans, 5% in senior secured bonds, 49% in subordinated debt and 7% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $504.1 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 97.6% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 86.8% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.7% based upon the purchase price of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2012. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular semi-monthly cash distribution rate of $0.026824 per share as of December 31, 2012 and our public offering price of $10.40 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2012 was 6.19%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        During the period from July 18, 2011 through December 31, 2011, we made investments in portfolio companies totaling $95,199. During the same period, we received principal repayments of $3,564.

        As of December 31, 2011, our investment portfolio, with a total fair value of $91,642, consisted of interests in 21 portfolio companies (25% in first lien senior secured loans, 6% in second lien senior secured loans, 5% in senior secured bonds, 39% in subordinated debt and 25% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $374.8 million. As of December 31, 2011, the investments in our portfolio were purchased at a weighted average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 48.1% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.8% based upon the purchase price of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2011. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular semi-monthly cash distribution rate of $0.02605 per share as of December 31, 2011 and our public offering price of $9.95 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2011 was 6.28%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A—Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$195,922	$200,752	29%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	71,607	73,451	10%	5,926	5,577	6%
Senior Secured Bonds	33,366	35,158	5%	4,945	4,875	5%
Subordinated Debt	332,214	345,849	49%	35,652	35,789	39%
Equity/Other	44,810	45,962	7%	22,591	22,681	25%

	$677,919	$701,172	100%	$91,808	$91,642	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2012 and 2011 to include, on a look-through basis, the investments underlying the TRS. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the TRS. The investments underlying the TRS had a notional amount and market value of $131,632 and $133,482, respectively, as of December 31, 2012 and $12,205 and $12,239, respectively, as of December 31, 2011.

	December 31, 2012			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$291,951	$298,125	36%	$34,899	$34,959	34%
Senior Secured Loans—Second Lien	90,725	92,885	11%	5,926	5,577	5%
Senior Secured Bonds	38,366	40,333	5%	4,945	4,875	5%
Subordinated Debt	343,699	357,349	43%	35,652	35,789	34%
Equity/Other	44,810	45,962	5%	22,591	22,681	22%

	$809,551	$834,654	100%	$104,013	$103,881	100%

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

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, we had one such investment with an unfunded commitment of $10,000. As of December 31, 2011, we had one such investment, which was a bridge loan with an unfunded commitment of $5,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$335,486	48%	$36,027	39%
Midstream	60,675	9%	25,169	28%
Downstream	2,978	0%	942	1%
Service & Equipment	159,268	23%	15,560	17%
Power	142,765	20%	13,944	15%

Total	$701,172	100%	$91,642	100%

        As of December 31, 2012, approximately 49% of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order or an opportunistic or event driven investment. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of December 31, 2012:

	December 31, 2012
Deal Composition	Investments at Fair Value	Percentage of Portfolio
Originated/Proprietary	$80,962	11%
Anchor Order	195,411	28%
Event Driven	—	—
Opportunistic	68,745	10%
Broadly Syndicated/Other	356,054	51%

Total	$701,172	100%

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percentage of Portfolio	Investments at Fair Value	Percentage of Portfolio
1	$34,149	5%	$5,087	5%
2	636,590	91%	85,077	93%
3	3,677	1%	1,478	2%
4	26,756	3%	—	—
5	—	—	—	—

	$701,172	100%	$91,642	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

        We commenced operations on July 18, 2011, when we raised in excess of $2,500 from persons who were not affiliated with us or FS Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2010 period have been included. From January 1, 2011 through July 18, 2011, the date on which we commenced operations, we incurred organization costs of $167 and offering costs of $777 which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Comparison of the Year Ended December 31, 2012 and the Period from July 18, 2011 (Commencement of Operations) through December 31, 2011

  Revenues

        We generated investment income of $29,965 and $1,394 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments and dividends and other distributions earned on equity securities in our portfolio. Such revenues represent $27,980 and $1,289 of cash income earned as well as $1,985 and $105 in non-cash portions relating to accretion of discount, accrual of limited partnership income and PIK interest for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

  Expenses

        Our total operating expenses (which exclude $167 of organization costs incurred prior to the commencement of our operations) were $19,803 and $1,299 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. Our operating expenses include base management fees attributed to FS Advisor of $7,806 and $503 and administrative services expenses attributed to FS Advisor of $807 and $199 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, we accrued capital gains incentive fees of $6,415 and $67, respectively, of which $5,462 and $67, respectively, was based on unrealized gains and $953 and $0, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $2,141 and $281 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively, relating to our credit facility and the amortization of deferred financing costs incurred in connection with such credit facility and the establishment of our TRS. For the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $288 and $50, respectively, and fees and expenses incurred with our share transfer agent totaled $659 and $70, respectively.

        Our other general and administrative expenses totaled $1,687 and $129 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively, and consisted of the following:

	Year Ended December 31, 2012	Period from July 18, 2011 through December 31, 2011
Expenses associated with our independent audit and related fees	$335	$62
Compensation of our chief compliance officer	45	10
Legal fees	369	9
Printing fees	188	27
Insurance expense	82	8
Trustee fees	409	—
Other	259	13

Total	$1,687	$129

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, the ratio of our operating expenses to our average net assets was 7.09% and 4.11%, respectively. For the period from July 18, 2011 through December 31, 2011, the ratio of our net operating expenses to our average net assets, which includes $725 of expense reimbursements from Franklin Square Holdings, was 2.08%. During the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, our ratio of net operating expenses to average net assets included $2,141 and $281, respectively, related to interest expense and $6,415 and $67, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 4.02% and 3.13% for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

        As of December 31, 2011, $533 of reimbursements were payable to us from Franklin Square Holdings. During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. During the year ended December 31, 2012, we received $213 in cash reimbursements from Franklin Square Holdings and offset $1,752 in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of reimbursements were payable by us to Franklin Square Holdings.

  Net Investment Income

        Our net investment income totaled $10,162 ($0.33 per share) and $820 ($0.16 per share) for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. The increase in net investment income on a per share basis can be attributed to the growth of our investment portfolio and the timely deployment of capital.

  Net Realized Gains or Losses

        We sold investments and received principal repayments of $175,782 and $68,410, respectively, during the year ended December 31, 2012, from which we realized net gains of $2,307. During the year ended December 31, 2012, we earned $3,293 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $37 from settlements on foreign currency. We sold investments and received principal repayments of $0 and $3,564, respectively, during the period from July 18, 2011 through December 31, 2011, from which we realized net gains of $68. During the period from July 18, 2011 through December 31, 2011, we earned $308 from periodic net settlement payments on our TRS, which are reflected as realized gains.

  Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the year ended December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $23,419; the net change in unrealized appreciation (depreciation) on our TRS was $3,020; and the net change in unrealized gain (loss) on foreign currency was $25. The net change in unrealized appreciation (depreciation) on our investments and TRS during the year ended December 31, 2012 was primarily driven by the performance of our non-broadly syndicated investments, as well as improvement of certain energy market fundamentals and a tightening of credit spreads.

        For the period from July 18, 2011 through December 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(166); the net change in unrealized appreciation (depreciation) on our TRS was $121; and the net change in unrealized gain (loss) on foreign currency was $(17). The net change in unrealized appreciation (depreciation) on our investments during the period from July 18, 2011 through December 31, 2011 was primarily driven by a general widening of credit spreads during August and September 2011. However, by the end of the period, credit markets had retraced most of the widening which occurred during the third quarter of the year.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        For the year ended December 31, 2012, the net increase in net assets resulting from operations was $42,263 ($1.38 per share) compared to a net increase in net assets resulting from operations of $1,134 ($0.23 per share) for the period from July 18, 2011 through December 31, 2011.

Financial Condition, Liquidity and Capital Resources

        During the year ended December 31, 2012, we sold 56,822,605 common shares (as adjusted for share distributions) for gross proceeds of $568,675. The gross proceeds received during the year ended December 31, 2012 include reinvested shareholder distributions of $10,034 for which we issued 1,096,667 common shares (as adjusted for share distributions). During the year ended December 31, 2012, we also incurred offering costs of $3,790 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $505 of these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $49,926 for the year ended December 31, 2012. These sales commissions and fees include $10,240 retained by the dealer manager, FS2 Capital Partners, LLC, which is one of our affiliates.

        During the year ended December 31, 2011, we sold 7,724,199 common shares (as adjusted for share distributions) for gross proceeds of $73,376. The gross proceeds received include reinvested shareholder distributions of $318 for which we issued 33,665 common shares (as adjusted for share distributions). We also incurred offering costs of $1,600 in connection with the sale of our common shares (of which $823 was incurred during the period from July 18, 2011 through December 31, 2011), which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded these offering costs, which was recorded as a contribution of capital. The offering costs were offset against capital in excess of par in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $4,655 for the year ended December 31, 2011. These sales commissions and fees include $900 retained by FS2 Capital Partners, LLC.

        Since commencing our continuous public offering and through March 14, 2013, we have sold 80,535,492 common shares (as adjusted for share distributions) for gross proceeds of approximately $809,869. As of March 14, 2013, we had raised total gross proceeds of approximately $830,073, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of March 14, 2013, we have sold an aggregate of 3,213,667 common shares (as adjusted for share distributions) for aggregate gross proceeds of approximately $28,795 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        As of December 31, 2012, we had $48,986 in cash, which we hold in a custodian account, and $56,876 in cash held as collateral by Citibank under the terms of the TRS.

        To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012 and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

        The table below provides information concerning our repurchases of common shares during the year ended December 31, 2012 pursuant to our share repurchase program:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
September 30, 2012	October 1, 2012	44,339	100%	$9.225	$409

        On January 2, 2013, we repurchased 24,249 common shares (representing 100% of common shares tendered for repurchase) at $9.405 per share for aggregate consideration totaling $228.

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

        As of December 31, 2012 and 2011, $185,232 and $20,518, respectively, was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $700 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of December 31, 2012, $325 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 2.08% per annum as of December 31, 2012. Interest is paid quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $2,132 and $274 for the years ended December 31, 2012 and 2011, respectively, of which $331 and $44, respectively, related to the amortization of deferred financing costs and $85 and $118, respectively, related to commitment fees on the unused portion of the credit facility. We paid $1,332 and $121 in interest expense during the years ended December 31, 2012 and 2011, respectively. The average borrowings under the credit facility for the years ended December 31, 2012 and 2011 were $81,825 and $13,033, respectively, with a weighted average interest rate of 2.19% and 4.18%, respectively, which includes commitment fees on the unused portion of the credit facility.

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

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. FSEP Funding was in compliance with the terms of the credit facility as of December 31, 2012.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On August 11, 2011, EP Investments entered into the TRS with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of assets which may be subject to the TRS from $25,000 to $100,000; and on October 11, 2012, EP Investments entered into a second amendment to the TRS to increase this amount from $100,000 to $200,000.

        The TRS with Citibank enables us, through our ownership of EP Investments, to obtain the economic benefit of owning the assets subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire assets and incurring interest expense to a lender.

        The obligations of EP Investments under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more assets with a maximum aggregate market value (determined at the time each such asset becomes subject to the TRS) of $200,000, or such greater amount as may be agreed to by Citibank. Securities proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each asset (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay our debts.

        Pursuant to the terms of an investment management agreement that we entered into with EP Investments, we act as the manager of the rights and obligations of EP Investments under the TRS, including selecting the specific assets to be included in the TRS. Accordingly, the assets selected by EP Investments for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and long-term capital appreciation. In addition, pursuant to the terms of the TRS, EP Investments may select any loan or other obligation available in the market to be included in the TRS that meets the obligation criteria set forth in the TRS Agreement.

        Each asset included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each asset be rated by Moody's and S&P and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the assets included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such asset or pay to Citibank any depreciation in the value of such asset.

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying assets after such value decreases below a specified amount. The amount of collateral that may be required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying assets. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the assets underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each asset included in the TRS).

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

        Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any asset subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of assets subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying asset in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the asset in the open market. Citibank reports the mark-to-market values of the underlying assets to EP Investments. As of December 31, 2012 and 2011, the fair value of the TRS was $3,141 and $121, respectively. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2012, EP Investments had selected 22 underlying assets with a total notional amount of $131,632 and posted $56,876 in cash collateral held by Citibank (of which only $53,565 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2011, EP Investments had selected six underlying assets with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

        We incurred costs of $16 in connection with obtaining the TRS, which we recorded as deferred financing costs on our consolidated balance sheets. As of December 31, 2012, all of such deferred financing costs have been amortized to interest expense.

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

        Further, for purposes of Section 55(a) under the 1940 Act, we treat each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 14, 2013, we have sold an aggregate of 3,213,667 common shares (as adjusted for share distributions) for aggregate gross proceeds of $28,795 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept each shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our shareholders.

        We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2011	$0.2837	$1,278
2012	$0.6276	$20,063

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On January 14, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on January 31, 2013 to shareholders of record on January 15, 2013 and January 30, 2013, respectively. On January 28, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on February 28, 2013 to shareholders of record on February 15, 2013 and February 27, 2013, respectively. On March 15, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which will be paid on March 29, 2013 to shareholders of record on March 15, 2013 and

March 28, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        The following table reflects the sources of the cash distributions that we have paid on our common shares during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	15,559	77%	485	38%
Capital gains proceeds from the sale of assets	3,162	16%	68	5%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	1,342	7%	—	—
Expense reimbursement from sponsor	—	—	725	57%

Total	$20,063	100%	$1,278	100%

(1)
During the year ended December 31, 2012, 93.4% of our gross investment income was attributable to cash interest earned and 6.6% was attributable to non-cash accretion of discount. During the year ended December 31, 2011, 92.5% of our gross investment income was attributable to cash interest earned and 7.5% was attributable to non-cash accretion of discount and PIK interest.

        Our net investment income on a tax-basis for the years ended December 31, 2012 and 2011 was $15,559 and $1,210, respectively. As of December 31, 2012 and 2011, we distributed all of our tax-basis net investment income earned as of December 31, 2012 and 2011, respectively.

        The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of a portion of the periodic net settlement payments due on our total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
GAAP-basis net investment income	$10,162	$653
Income on limited partnership interest	(2,537)	—
Tax-basis deferral and amortization of organization costs	(23)	155
Reversal of incentive fee accrual on unrealized gains	5,462	67
Tax-basis net investment income portion of total return swap payments	2,475	308
Accretion of discount on total return swap	20	27

Tax-basis net investment income	$15,559	$1,210

        We may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $2,475 and $308, respectively, and increased accumulated distributions in excess of net investment income by $2,475 and $308, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income. In addition, during the year ended December 31, 2012 we reduced capital in excess of par value by $1,342 to reflect distributions received by us during the year ended December 31, 2012 on account of a limited partnership interest held by us, which amount will be treated as a return of capital for tax purposes.

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution that we declared on our common shares through December 31, 2012:

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

        The share distribution increased the number of common shares outstanding, thereby reducing our net asset value per share. However, because the share distribution was issued to all shareholders as of the record date in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of common shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, our board of trustees determined that this issuance would not be dilutive to shareholders as of the record date. As the share distribution did not change any shareholder's proportionate interest in us, it did not represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2012 and 2011, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2012	2011
Distributable ordinary income net of distributions received on limited partnership interest	$171	$—
Distribution receivable on limited partnership interest	270	—
Incentive fee accrual on unrealized gains	(5,529)	(67)
Unamortized organization costs	(315)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	28,451	(89)

	$23,048	$(494)

(1)
As of December 31, 2012 and 2011, the gross unrealized appreciation on our investments and total return swap and gain on foreign currency was $29,698 and $761, respectively. As of December 31, 2012 and 2011, the gross unrealized depreciation on our investments and loss on foreign currency was $1,247 and $850, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $675,823 and $91,808 as of December 31, 2012 and 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $28,451 and $(89) as of December 31, 2012 and 2011, respectively.

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

        Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see "—Financial Condition, Liquidity and Capital Resources—Total Return Swap."

        Our investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. Our one equity investment and one of our subordinated debt investments, both of which were newly-issued and purchased near December 31, 2011, were valued at cost, as our board of trustees determined that the cost of each such investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement, as described above.

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

  Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

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

  Capital Gains Incentive Fee

        Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FS Advisor, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we accrued a capital gains incentive fee of $67 based on the performance of our portfolio, all of which was based on unrealized gains and none of which was payable to FS Advisor as of December 31, 2011. During the year ended December 31, 2012, we accrued an additional $6,415 of capital gains incentive fees based on the performance of our portfolio, of which $5,462 was based on unrealized gains and $953 was based on realized gains. We did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the year ended December 31, 2012.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2012 and 2011, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, we incurred $7,806 and $503, respectively, in base management fees and $807 and $199, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the year ended December 31, 2012, we accrued a capital gains incentive fee of $6,415 based on the performance of our portfolio, of which $5,462 was based on unrealized gains and $953 was based on realized gains. We did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the year ended December 31, 2012. During the year ended December 31, 2011, we accrued a capital gains incentive fee of $67 based on the performance of our portfolio, all of which was based on unrealized gains and none of which was payable to FS Advisor as of December 31, 2011.

        As of December 31, 2012, $185,232 was outstanding under the credit facility between FSEP Funding and Deutsche Bank. All such amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2013.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between FSEP Funding and Deutsche Bank at December 31, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$185,232	$185,232	—	—	—

(1)
At December 31, 2012, $54,768 remained unused under the credit facility.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or, collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value" and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have implemented this guidance and it did not have a material impact on our consolidated financial statements, except for enhanced disclosures around fair value measurements.

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

        We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears. During the years ended December 31, 2012 and 2011, FS Advisor earned $7,806 and $503, respectively, in base management fees. During the years ended December 31, 2012 and 2011, $1,752 and $0, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement discussed below and $2,878 and $157, respectively, in base management fees were paid to FS Advisor during such periods. As of December 31, 2012, $3,522 in base management fees were payable to FS Advisor.

        We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, we accrued a capital gains incentive fee of $67 based on the performance of our portfolio, all of which was based on unrealized gains and none of which was payable to FS Advisor as of December 31, 2011. During the year ended December 31, 2012, we accrued an additional $6,415 of capital gains incentive fees based on the performance of our portfolio, of which $5,462 was based on unrealized gains and $953 was based on realized gains. We did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the year ended December 31, 2012.

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

        During the years ended December 31, 2012 and 2011, we incurred administrative services expenses of $807 and $199, respectively, attributable to FS Advisor. Of these charges, $611 and $181, respectively, related to the allocation of costs of administrative personnel for services rendered to us by employees of FS Advisor and the remainder related to other reimbursable expenses. During the years ended December 31, 2012 and 2011, we paid FS Advisor $700 and $147, respectively, for the services rendered under this arrangement. As of December 31, 2012, there was $159 in administrative services expenses payable to FS Advisor.

        Franklin Square Holdings funded offering costs and organization costs in the amount of $505, $1,767 and $871 for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred by us. Since inception through December 31, 2012, Franklin Square Holdings has funded $3,143 in offering and organization costs.

        The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, which is one of our affiliates. During the years ended December 31, 2012 and 2011, FS2 Capital Partners, LLC retained $10,240 and $900, respectively, for selling commissions and dealer manager fees in connection with the sale of our common shares.

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we satisfied the minimum offering requirement. We paid total reimbursements of $2,051 and $1,092 to FS Advisor and its affiliates during the years ended December 31, 2012 and 2011, respectively. The reimbursements are recorded as a reduction of capital. As of December 31, 2012, no amount remains reimbursable to FS Advisor and its affiliates under this arrangement.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 14, 2013, we have sold an aggregate of 3,213,667 common shares (as adjusted for share distributions) for aggregate gross proceeds of $28,795 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

        FS Advisor's senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs, FS Investment Corporation and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation and FS Investment Corporation II. While none of FS Advisor, FB Income Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible, that some investment opportunities may be provided to FS Investment Corporation and/or FS Investment Corporation II rather than to us.

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

        As of December 31, 2011, $533 of reimbursements were payable to us from Franklin Square Holdings. During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. During the year ended December 31, 2012, we received $213 in cash reimbursements from Franklin Square Holdings and offset $1,752 in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of reimbursements were payable by us to Franklin Square Holdings.

Recent Developments

        For the period from January 1, 2013 to March 14, 2013, we have sold 18,233,563 common shares for gross proceeds of $187,822 at an average price per share of $10.30.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, 39.1% of our portfolio investments (based on fair value) paid variable interest rates and the remainder (60.9%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the $240,000 credit facility which FSEP Funding maintains with Deutsche Bank, FSEP Funding borrows at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more assets having a maximum notional amount of $200,000, or such greater amount as may be agreed to by Citibank. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have such debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2012:

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$275	$(556)	$831	1.2%
Current LIBOR	—	—	—	—
Up 100 basis points	(856)	1,852	(2,708)	(3.9)%
Up 300 basis points	3,146	5,557	(2,411)	(3.5)%
Up 500 basis points	7,667	9,262	(1,595)	(2.3)%

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, EP Investments receives from Citibank all interest payable in respect of the assets included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the assets subject to the TRS. As of December 31, 2012, 88% of the assets underlying the TRS (by fair value) paid variable interest rates. Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

        We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2012 and 2011, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Page
Management's Report on Internal Control over Financial Reporting	97
Report of Independent Registered Public Accounting Firm	98
Report of Independent Registered Public Accounting Firm	99
Consolidated Balance Sheets as of December 31, 2012 and 2011	100
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	101
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	102
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	103
Consolidated Schedules of Investments as of December 31, 2012 and 2011	104
Notes to Consolidated Financial Statements	107

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited FS Energy and Power Fund's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FS Energy and Power Fund's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, FS Energy and Power Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2012, and for the period from September 16, 2010 (Inception) to December 31, 2010 and our report dated March 26, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2012, and for the period from September 16, 2010 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012 and 2011 by correspondence with the custodians and brokers. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and for the period from September 16, 2010 (Inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Energy and Power Fund's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2013 expressed an unqualified opinion on the effectiveness of FS Energy and Power Fund's internal control over financial reporting.

        As explained in Note 7 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at approximately $701,172,000 (116.3% of net assets) and approximately $91,642,000 (135.4% of net assets) as of December 31, 2012 and 2011, respectively, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 26, 2013

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Investments, at fair value (amortized cost—$677,919 and $91,808, respectively)	$701,172	$91,642
Cash	48,986	10,810
Due from counterparty	56,876	7,878
Receivable for overfunded investment	—	434
Receivable for investments sold and repaid	9,374	—
Reimbursement due from sponsor(1)	—	533
Interest receivable	9,075	656
Receivable for common shares purchased	41	99
Deferred financing costs	325	222
Receivable due on total return swap(2)	329	260
Unrealized appreciation on total return swap(2)	3,141	121
Prepaid expenses and other assets	175	77

Total assets	$829,494	$112,732

Liabilities
Payable for investments purchased	$25,556	$23,503
Credit facility payable	185,232	20,518
Shareholder distributions payable	3,349	374
Management fees payable	3,522	346
Expense recoupment payable to sponsor(1)	1,083	—
Accrued capital gains incentive fee(3)	6,482	67
Administrative services expense payable	159	52
Interest payable	578	109
Other accrued expenses and liabilities	644	78

Total liabilities	226,605	45,047

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 64,524,909 and 7,746,643 shares issued and outstanding, respectively(4)	65	8
Capital in excess of par value(5)	579,776	68,171
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(5)	—	—
Accumulated distributions in excess of net investment income(5)	(3,354)	(432)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	26,402	(62)

Total shareholders' equity	602,889	67,685

Total liabilities and shareholders' equity	$829,494	$112,732

Net asset value per common share at year end	$9.34	$8.74

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

(5)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,		Period from September 16, 2010 (Inception) to December 31, 2010
	2012	2011
Investment Income
Interest income	$28,351	$1,357	$—
Fee income	1,614	37	—

Total investment income	29,965	1,394	—

Operating expenses
Management fees	7,806	503	—
Capital gains incentive fees(1)	6,415	67	—
Administrative services expenses	807	199	—
Share transfer agent fees	659	70	—
Accounting and administrative fees	288	50	—
Interest expense	2,141	281	—
Organization costs	—	167	183
Other general and administrative expenses	1,687	129	—

Total operating expenses	19,803	1,466	183
Less: Expense reimbursement from sponsor(2)	(1,432)	(725)	—
Add: Expense recoupment to sponsor(2)	1,432	—	—

Net expenses	19,803	741	183

Net investment income (loss)	10,162	653	(183)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	2,307	68	—
Net realized gain (loss) on total return swap(3)	3,293	308	—
Net realized gain (loss) on foreign currency	37	—	—
Net change in unrealized appreciation (depreciation) on investments	23,419	(166)	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	3,020	121	—
Net change in unrealized gain (loss) on foreign currency	25	(17)	—

Total net realized and unrealized gain/loss on investments	32,101	314	—

Net increase (decrease) in net assets resulting from operations	$42,263	$967	$(183)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations	$1.38	$0.23	$(8.15)

Weighted average shares outstanding	30,715,305	4,153,477	22,444

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

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the relevant period and reflects the share distribution on a retroactive basis.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,		Period from September 16, 2010 (Inception) to December 31, 2010
	2012	2011
Operations
Net investment income (loss)	$10,162	$653	$(183)
Net realized gain (loss) on investments, total return swap and foreign currency	5,637	376	—
Net change in unrealized appreciation (depreciation) on investments	23,419	(166)	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	3,020	121	—
Net change in unrealized gain (loss) on foreign currency	25	(17)	—

Net increase (decrease) in net assets resulting from operations	42,263	967	(183)

Shareholder distributions(2)
Distributions from net investment income	(15,559)	(1,210)	—
Distributions from net realized gain on investments	(3,162)	(68)	—
Distributions on account of limited partnership interest	(1,342)	—	—

Net decrease in net assets resulting from shareholder distributions	(20,063)	(1,278)	—

Capital share transactions
Issuance of common shares	508,715	68,403	200
Reinvestment of shareholder distributions	10,034	318	—
Repurchases of common shares	(409)	—	—
Offering costs	(3,790)	(1,600)	(688)
Reimbursement of investment adviser(3)	(2,051)	(1,092)	—
Capital contributions of investment adviser	505	1,767	871

Net increase in net assets resulting from capital share transactions	513,004	67,796	383

Total increase in net assets	535,204	67,485	200
Net assets at beginning of period	67,685	200	—

Net assets at end of period	$602,889	$67,685	$200

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,		Period from September 16, 2010 (Inception) to December 31, 2010
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$42,263	$967	$(183)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(826,011)	(95,199)	—
Paid-in-kind interest	—	(49)	—
Proceeds from sales and repayments of investments	244,192	3,564	—
Net realized (gain) loss on investments	(2,307)	(68)	—
Net change in unrealized (appreciation) depreciation on investments	(23,419)	166	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	(3,020)	(121)	—
Accretion of discount	(1,985)	(56)	—
Amortization of deferred financing costs	340	51	—
(Increase) decrease in due from counterparty	(48,998)	(7,878)	—
(Increase) decrease in receivable for overfunded investment	434	(434)	—
(Increase) decrease in receivable for investments sold and repaid	(9,374)	—	—
(Increase) decrease in reimbursement due from sponsor(2)	533	(533)	—
(Increase) decrease in interest receivable	(8,419)	(656)	—
(Increase) decrease in receivable due on total return swap(1)	(69)	(260)	—
(Increase) decrease in prepaid expenses and other assets	(98)	(77)	—
Increase (decrease) in payable for investments purchased	2,053	23,503	—
Increase (decrease) in management fees payable	3,176	346	—
Increase (decrease) in expense recoupment payable to sponsor(2)	1,083	—	—
Increase (decrease) in accrued capital gains incentive fee	6,415	67	—
Increase (decrease) in administrative services expense payable	107	52	—
Increase (decrease) in interest payable	469	109	—
Increase (decrease) in other accrued expenses and liabilities	566	78	—

Net cash used in operating activities	(622,069)	(76,428)	(183)

Cash flows from financing activities
Issuance of common shares	508,773	68,304	200
Reinvestment of shareholder distributions	10,034	318	—
Repurchases of common shares	(409)	—	—
Offering costs	(3,790)	(1,600)	(688)
Capital contributions of investment adviser	505	1,767	871
Reimbursement of investment adviser(3)	(2,051)	(1,092)	—
Shareholder distributions	(17,088)	(904)	—
Borrowings under credit facility(4)	179,214	20,518	—
Repayments of credit facility	(14,500)	—	—
Deferred financing costs paid	(443)	(273)	—

Net cash provided by financing activities	660,245	87,038	383

Total increase (decrease) in cash	38,176	10,610	200
Cash at beginning of period	10,810	200	—

Cash at end of period	$48,986	$10,810	$200

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

(4)
During the years ended December 31, 2012 and 2011, the Company paid $1,332 and $121, respectively, in interest expense on the credit facility.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments
As of December 31, 2012
(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—33.3%
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17(d)	Service & Equipment	$14,813	$14,384	$14,627
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)	Midstream	21,573	21,710	22,040
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	4,947	5,029	5,160
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	5,052	5,129	5,298
EquiPower Resources Holdings, LLC, L+425, 1.3% LIBOR Floor, 12/21/18(d)	Power	1,995	2,002	2,027
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/29/19	Power	2,786	2,738	2,821
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/29/19	Power	440	432	446
Hudson Products Holdings Inc., Prime+475, 6/7/17	Service & Equipment	1,671	1,671	1,677
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19(d)	Power	1,864	1,820	1,898
NANA Development Corp., L+550, 1.5% LIBOR Floor, 7/22/16	Service & Equipment	1,646	1,620	1,636
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18(d)	Power	909	896	925
Panda Temple Power, LLC (TLA), L+700, 1.5% LIBOR Floor, 7/17/18	Power	15,000	14,716	15,225
Panda Temple Power, LLC (TLB), L+1000, 1.5% LIBOR Floor, 7/17/18	Power	40,000	39,240	40,700
Rice Drilling B LLC, Prime+400, 4.0% Prime Floor, 6/30/14	Upstream	45,000	44,179	45,000
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Power	8,338	8,316	8,375
Tallgrass Operations, LLC, L+400, 1.3% LIBOR Floor, 11/13/18(d)	Midstream	2,342	2,319	2,369
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)(e)	Power	40,009	26,229	26,756
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17(d)	Service & Equipment	8,211	8,132	8,321
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(d)(f)	Service & Equipment	5,438	5,360	5,451

Total Senior Secured Loans—First Lien			205,922	210,752
Unfunded Loan Commitments			(10,000)	(10,000)

Net Senior Secured Loans—First Lien			195,922	200,752

Senior Secured Loans—Second Lien—12.2%
Brand Energy & Infrastructure Services, Inc., L+975, 1.3% LIBOR Floor, 10/23/19(d)(e)	Service & Equipment	23,000	22,039	22,732
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	17,693	17,663	17,826
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)	Power	8,000	7,850	8,233
Southern Pacific Resource Corp., Prime+750, 1/7/16(d)(f)	Upstream	4,470	4,523	4,530
Venoco, Inc., L+700, 1.5% LIBOR Floor, 6/30/17	Upstream	9,821	9,632	10,030
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20(d)(e)	Service & Equipment	10,000	9,900	10,100

Total Senior Secured Loans—Second Lien			71,607	73,451

Senior Secured Bonds—5.8%
CEMEX Finance LLC, 9.4%, 10/12/22(d)(f)	Service & Equipment	4,900	5,089	5,539
CVR Refining, LLC, 6.5%, 11/1/22(d)(f)	Downstream	3,000	3,000	2,978
Edgen Murray Corp., 8.8%, 11/1/20(d)(f)	Service & Equipment	2,200	2,185	2,222
Energy Future Intermediate Holding Co. LLC, 6.9%, 8/15/17(d)	Power	1,100	1,100	1,173
Energy Future Intermediate Holding Co. LLC, 11.8%, 3/1/22(d)	Power	10,000	10,525	11,175
Prince Mineral Holding Corp., 11.5%, 12/15/19(d)	Service & Equipment	3,250	3,212	3,392
Ryerson Inc., 9.0%, 10/15/17	Service & Equipment	1,300	1,300	1,321
Shale-Inland Holdings, LLC, 8.8%, 11/15/19(d)	Service & Equipment	7,000	6,955	7,358

Total Senior Secured Bonds			33,366	35,158

Subordinated Debt—57.4%
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(d)	Upstream	42,616	42,577	44,052
Antero Resources Finance Corp., 9.4%, 12/1/17(d)	Upstream	4,753	5,123	5,245
Atlas Pipeline Partners, L.P., 6.6%, 10/1/20(d)(f)	Midstream	1,300	1,300	1,353
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(d)(f)	Upstream	21,250	21,853	22,922
BreitBurn Energy Partners L.P., 7.9%, 4/15/22(d)(f)	Upstream	4,000	4,137	4,170
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	4,000	4,087	4,340
Chaparral Energy Inc., 7.6%, 11/15/22(d)	Upstream	9,000	9,299	9,450
Comstock Resources, Inc., 9.5%, 6/15/20(d)(f)	Upstream	12,000	11,463	12,744
Crestwood Midstream Partners L.P., 7.8%, 4/1/19(d)(f)	Midstream	10,000	10,098	10,413
CrownRock, L.P., 10.0%, 8/15/16	Upstream	10,000	10,689	10,738

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2012
(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
EP Energy LLC, 7.8%, 9/1/22(d)	Upstream	$6,600	$6,624	$7,054
EPE Holdings LLC, 8.1%, 12/15/17(d)	Upstream	6,000	5,970	5,948
EPL Oil & Gas, Inc., 8.3%, 2/15/18(d)(f)	Upstream	3,200	3,169	3,300
Era Group Inc., 7.8%, 12/15/22(d)(f)	Service & Equipment	9,750	9,586	9,628
Everest Acquisition LLC, 9.4%, 5/1/20(d)	Upstream	14,250	14,250	16,067
Foresight Energy LLC, 9.6%, 8/15/17(d)	Upstream	4,000	4,117	4,260
Forest Oil Corp., 7.5%, 9/15/20(d)(f)	Upstream	5,250	5,250	5,502
GulfMark Offshore, Inc., 6.4%, 3/15/22(d)(f)	Service & Equipment	5,925	5,954	6,118
Halcón Resources Corporation, 8.9%, 5/15/21(d)(f)	Upstream	11,750	11,791	12,535
Heckmann Corp., 9.9%, 4/15/18(d)(f)	Service & Equipment	5,500	5,512	5,697
Hercules Offshore, Inc., 10.5%, 10/15/17(d)(f)	Service & Equipment	5,000	5,053	5,438
Hiland Partners, L.P., 7.3%, 10/1/20(d)	Midstream	1,750	1,750	1,881
Legacy Reserves, L.P., 8.0%, 12/1/20(d)(f)	Upstream	16,750	16,390	17,169
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(d)(f)	Upstream	2,000	1,975	1,871
NRG Energy, Inc., 6.6%, 3/15/23(d)(f)	Power	6,750	6,750	7,215
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,676	5,338
QR Energy, L.P., 9.3%, 8/1/20(d)(f)	Upstream	15,000	15,114	15,881
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,155	1,806
Resolute Energy Corp., 8.5%, 5/1/20(d)(f)	Upstream	10,800	10,986	10,976
Rex Energy Corp., 8.9%, 12/1/20(d)(f)	Upstream	15,000	14,896	15,113
Samson Investment Co., 9.8%, 2/15/20(d)	Upstream	25,000	25,033	26,500
Sidewinder Drilling Inc., 9.8%, 11/15/19(d)	Service & Equipment	19,500	19,587	19,573
Silver II US Holdings, LLC, 7.8%, 12/15/20(d)(f)	Service & Equipment	3,000	3,000	3,116
The Kenan Advantage Group, Inc., 8.4%, 12/15/18(d)	Service & Equipment	7,250	7,250	7,496
Vanguard Natural Resources, LLC, 7.9%, 4/1/20(d)(f)	Upstream	4,750	4,750	4,940

Total Subordinated Debt			332,214	345,849

		Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—7.6%(g)
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	23,345	22,619
Plains Offshore Operations Inc., Preferred Equity(d)	Upstream	209,227	20,776	22,370
Plains Offshore Operations Inc., Strike: $20.00, Warrants(d)(i)	Upstream	405,378	689	973

Total Equity/Other			44,810	45,962

TOTAL INVESTMENTS—116.3%			$677,919	701,172

LIABILITIES IN EXCESS OF OTHER ASSETS—(16.3%)				(98,283)

NET ASSETS—100.0%				$602,889

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)	$131,632	$3,141

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Denominated in U.S. dollars unless otherwise noted.

(c)
Fair value determined by the Company's board of trustees (see Note 7).

(d)
Security or portion thereof is held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the credit facility with Deutsche Bank AG, New York Branch (see Note 10).

(e)
Position or portion thereof unsettled as of December 31, 2012.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2012, 72.3% of the Company's total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a "look through" basis by disregarding the value of the Company's total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.5% of the Company's total assets represented qualifying assets as of December 31, 2012.

(g)
Listed investments may be treated as debt for GAAP or tax purposes.

(h)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2012.

(i)
Security is non-income producing.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2011
(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—33.6%
Crestwood Holdings LLC, L+850, 2.0% LIBOR Floor, 10/3/16	Midstream	$2,446	$2,458	$2,488
Dalbo Holdings, Inc., L+500, 2.0% LIBOR Floor, 8/27/12(d)	Service & Equipment	1,906	1,864	1,798
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	1,571	1,542	1,585
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)(e)	Power	4,414	4,392	4,485
Frac Tech International, LLC, L+475, 1.5% LIBOR Floor, 5/6/16(d)(e)	Service & Equipment	4,537	4,495	4,484
Hudson Products Holdings Inc., L+500, 3.0% LIBOR Floor, 8/25/15	Service & Equipment	1,684	1,607	1,478
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17(d)	Upstream	3,500	3,454	3,507
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 4/28/18(d)	Service & Equipment	3,000	2,882	2,895

Total Senior Secured Loans—First Lien			22,694	22,720

Senior Secured Loans—Second Lien—8.2%
Astoria Generating Company, L.P., L+375, 8/23/13(d)	Power	2,000	1,849	1,769
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	2,500	2,571	2,307
Southern Pacific Resource Corp., L+850, 2.0% LIBOR Floor, 1/7/16(d)(f)	Upstream	1,492	1,506	1,501

Total Senior Secured Loans—Second Lien			5,926	5,577

Senior Secured Bonds—7.2%
Hexion Specialty Chemicals, Inc., 8.9%, 2/1/18(d)	Service & Equipment	2,750	2,486	2,598
Homer City Funding LLC, 8.1%, 10/1/19(d)	Power	1,525	1,431	1,335
United Refining Co., 10.5%, 2/28/18(d)	Downstream	1,000	1,028	942

Total Senior Secured Bonds			4,945	4,875

Subordinated Debt—52.9%
Antero Resources Finance Corp., 9.4%, 12/1/17(d)	Upstream	2,000	2,185	2,161
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	3,500	3,547	3,553
Chaparral Energy Inc., 8.9%, 2/1/17(d)	Upstream	1,750	1,806	1,817
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,671	4,770
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,133	2,250
Samson Investment Co., L+650, 1.5% LIBOR Floor, 12/27/12(d)(e)	Upstream	20,000	20,000	20,000
SandRidge Energy, Inc., 7.5%, 3/15/21(d)(f)	Upstream	1,250	1,310	1,238

Total Subordinated Debt			35,652	35,789

Equity/Other—33.5%(g)
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	22,591	22,681

Total Equity/Other			22,591	22,681

TOTAL INVESTMENTS—135.4%			$91,808	91,642

LIABILITIES IN EXCESS OF OTHER ASSETS—(35.4)%				(23,957)

NET ASSETS—100.0%				$67,685

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)	$12,205	$121

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Denominated in U.S. dollars unless otherwise noted.

(c)
Fair value determined by the Company's board of trustees (see Note 7).

(d)
Security or portion thereof is held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the credit facility with Deutsche Bank AG, New York Branch (see Note 10).

(e)
Position or portion thereof unsettled as of December 31, 2011.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets.

(g)
Listed investment may be treated as debt for GAAP or tax purposes.

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2012, the Company had two wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, which was established on June 16, 2011 and EP Investments LLC, or EP Investments, which was established on June 24, 2011. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned financing subsidiaries as of December 31, 2012. All significant intercompany transactions have been eliminated in consolidation.

        Since commencing its continuous public offering and through March 14, 2013, the Company has sold 80,535,492 common shares (as adjusted for share distributions) for gross proceeds of $809,869. As of March 14, 2012, the Company had raised total gross proceeds of $830,073, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4). During the years ended December 31, 2012 and 2011, the Company sold 56,822,605 and 7,724,199 common shares (including shares sold in the April 2011 private placement) (as adjusted for share distributions) for gross proceeds of $568,675 and $73,376 at an average price per share of $10.01 and $9.50, respectively. The gross proceeds received during the years ended December 31, 2012 and 2011 include reinvested shareholder distributions of $10,034 and $318, respectively, for which the Company issued 1,096,667 and 33,665 common shares (as adjusted for share distributions), respectively. During the period from January 1, 2013 to March 14, 2013, the Company sold 18,233,563 common shares for gross proceeds of $187,822 at an average price per share of $10.30.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $49,926 and $4,655 for the years ended December 31, 2012 and 2011, respectively.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

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

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

        Valuation of Portfolio Investments:    The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company's board of trustees. In connection with that determination, FS Advisor provides the Company's board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

  •
  the Company's quarterly valuation process begins with FS Advisor's management team providing a preliminary valuation of each portfolio company or investment to the Company's valuation committee, which valuation may be obtained from the Company's sub-adviser or an independent valuation firm, if applicable;

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

  •
  preliminary valuation conclusions are then documented and discussed with the Company's valuation committee;

  •
  the Company's valuation committee reviews the preliminary valuation and FS Advisor's management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  the Company's board of trustees discusses valuations and determines the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any third-party valuation firm, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company's consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's consolidated financial statements. Below is a description of factors that the Company's board of trustees may consider when valuing the Company's debt and equity investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company's board of trustees may consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing its debt investments.

        For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

        The Company's equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company's board of trustees, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company's actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

        If the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the Company's board of trustees will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. The Company's board of trustees will subsequently value these warrants or other equity securities received at fair value.

        The fair values of the Company's investments are determined in good faith by its board of trustees. The Company's board of trustees is solely responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and consistently applied valuation process.

        The Company's investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued its total return swap, or TRS, between EP Investments and Citibank, N.A., or Citibank, in accordance with the agreements which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company's valuation committee or board of trustees has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see Note 8.

        The Company's investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. The Company's one equity investment and one of its subordinated

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

debt investments, both of which were newly-issued and purchased near December 31, 2011, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value. The Company valued its TRS in accordance with the TRS Agreement, as described above.

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers, including the use of an independent valuation firm. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        Revenue Recognition:    Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as income when earned. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

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

        Capital Gains Incentive Fee:    The Company has entered into an investment advisory and administrative services agreement with FS Advisor, dated as of April 28, 2011, which was amended on August 10, 2012, and which, as amended, is referred to herein as the investment advisory and administrative serves agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

agreement). Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company accrued a capital gains incentive fee of $67 based on the performance of its portfolio, all of which was based on unrealized gains and none of which was payable to FS Advisor as of December 31, 2011. During the year ended December 31, 2012, the Company accrued an additional $6,415 of capital gains incentive fees based on the performance of its portfolio, of which $5,462 was based on unrealized gains and $953 was based on realized gains. The Company did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the year ended December 31, 2012.

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs are expensed as incurred. For the year ended December 31, 2011 and the period from September 16, 2010 (Inception) to December 31, 2010, the Company incurred organization costs of $167 and $183, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FS Advisor, and have been recorded as a contribution to capital (see Note 4). There were no organization costs incurred during the year ended December 31, 2012.

        Offering Costs:    The Company's offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statements on Form N-2 relating to its continuous public offering of its common shares. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the years ended December 31, 2012 and 2011 and the period from September 16, 2010 (Inception) to December 31, 2010, the Company incurred offering costs of $3,790, $1,600 and $688, respectively, of which $505, $1,600 and $688, respectively, were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

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

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2012 and 2011 and the period from September 16, 2010 (Inception) to December 31, 2010, the Company did not incur any interest or penalties.

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

        Distributions:    Distributions to the Company's shareholders are recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

        Reclassifications:    Certain amounts in the consolidated financial statements for the year ended December 31, 2011 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2012. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Recently Issued Accounting Standards

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

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

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company's incentive fee capital gains, which equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

        The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of the Company's operations. Management fees are paid on a quarterly basis in arrears. During the years ended December 31, 2012 and 2011, FS Advisor earned $7,806 and $503, respectively, in base management fees. During the years ended December 31, 2012 and 2011, $1,752 and $0, respectively, in base management fees were applied to offset the liability of Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, under the expense reimbursement agreement discussed below and $2,878 and $157, respectively, in base management fees were paid to FS Advisor during such periods. As of December 31, 2012, $3,522 in base management fees were payable to FS Advisor.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2011, the Company accrued a capital gains incentive fee of $67 based on the performance of its portfolio, all of which was based on unrealized gains and none of which was payable to FS Advisor as of December 31, 2011. During the year ended December 31, 2012, the Company accrued an additional $6,415 of capital gains incentive fees based on the performance of its portfolio, of which $5,462 was based on unrealized gains and $953 was based on realized gains. The Company did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the year ended December 31, 2012.

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

        During the years ended December 31, 2012 and 2011, the Company incurred administrative services expenses of $807 and $199, respectively, attributable to FS Advisor. Of these charges, $611 and $181, respectively, related to the allocation of costs of administrative personnel for services rendered to it by employees of FS Advisor and the remainder related to other reimbursable expenses. During the years ended December 31, 2012 and 2011, the Company paid FS Advisor $700 and $147, respectively, for the services rendered under this arrangement. As of December 31, 2012, there was $159 in administrative services expense payable to FS Advisor.

        Franklin Square Holdings funded offering costs and organization costs in the amount of $505, $1,767 and $871 for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Since inception through December 31, 2012, Franklin Square Holdings has funded $3,143 in offering and organization costs.

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, which is one of the Company's affiliates. During the years ended December 31, 2012 and 2011, FS2 Capital Partners, LLC retained $10,240 and $900, respectively, for selling commissions and dealer manager fees in connection with the sale of the Company's common shares.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $2,051 and $1,092 to FS Advisor and its affiliates during the year ended December 31, 2012 and 2011, respectively. The reimbursements are recorded as a reduction of capital. As of December 31, 2012, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 14, 2013, the Company has sold an aggregate of 3,213,667 common shares (as adjusted for share distributions) for aggregate gross proceeds of $28,795 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

        FS Advisor's senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FSIC II Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs, FS Investment Corporation and FS Investment Corporation II, respectively. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation and FS Investment Corporation II. While none of FS Advisor, FB Income Advisor, LLC or FSIC II Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation and FS Investment Corporation II, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation and/or FS Investment Corporation II rather than to the Company.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

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

        As of December 31, 2011, $533 of reimbursements were payable to the Company from Franklin Square Holdings. During the year ended December 31, 2012, the Company accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. During the year ended December 31, 2012, the Company received $213 in cash reimbursements from Franklin Square Holdings and offset $1,752 in base management fees payable by the Company to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, the Company had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the year ended December 31, 2012, the Company accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of reimbursements were payable by the Company to Franklin Square Holdings.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2011	$0.2837	$1,278
2012	$0.6276	$20,063

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On January 14, 2013, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on January 31, 2013 to shareholders of record on January 15, 2013 and January 30, 2013, respectively. On January 28, 2013, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which were paid on February 28, 2013 to shareholders of record on February 15, 2013 and February 27, 2013, respectively. On March 15, 2013, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.027 per share each, which will be paid on March 29, 2013 to shareholders of record on March 15, 2013 and March 28, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

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

        The Company may fund its cash distributions to shareholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company's distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its continuous public offering. As a result, it is possible that a portion of the distributions the Company makes will represent a return of capital for tax purposes. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from the Company's investment activities and will be made after deducting the fees and expenses payable in connection with its continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to the Company's shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. The following table reflects the sources of the cash distributions that the Company has paid on its common shares during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	15,559	77%	485	38%
Capital gains proceeds from the sale of assets	3,162	16%	68	5%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	1,342	7%	—	—
Expense reimbursement from sponsor	—	—	725	57%

Total	$20,063	100%	$1,278	100%

(1)
During the year ended December 31, 2012, 93.4% of the Company's gross investment income was attributable to cash interest earned and 6.6% was attributable to non-cash accretion of discount. During the year ended December 31, 2011, 92.5% of the Company's gross investment income was attributable to cash interest earned and 7.5% was attributable to non-cash accretion of discount and PIK interest.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The Company's net investment income on a tax-basis for the years ended December 31, 2012 and 2011 was $15,559 and $1,210, respectively. As of December 31, 2012 and 2011, the Company distributed all of its tax-basis net investment income earned as of December 31, 2012 and 2011, respectively.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company's operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
GAAP-basis net investment income	$10,162	$653
Income on limited partnership interest	(2,537)	—
Tax-basis deferral and amortization of organization costs	(23)	155
Reversal of incentive fee accrual on unrealized gains	5,462	67
Tax-basis net investment income portion of total return swap payments	2,475	308
Accretion of discount on total return swap	20	27

Tax-basis net investment income	$15,559	$1,210

        The Company may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $2,475 and $308, respectively, and increased accumulated distributions in excess of net investment income by $2,475 and $308, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income. In addition, during the year ended December 31, 2012, the Company reduced capital in excess of par value by $1,342 to reflect distributions received by the Company during the year ended December 31, 2012 on account of a limited partnership interest held by the Company, which amount will be treated as a return of capital for tax purposes.

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on a Form 1099-DIV.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the share distribution that the Company has declared on its common shares through December 31, 2012:

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

        The share distribution increased the number of common shares outstanding, thereby reducing the Company's net asset value per share. However, because the share distribution was issued to all shareholders as of the record date in proportion to their holdings, the reduction in net asset value per share as a result of the share distribution was offset exactly by the increase in the number of common shares owned by each investor. As the overall value to an investor's position was not reduced as a result of the special share distribution, the Company's board of trustees determined that this issuance would not be dilutive to shareholders as of the record date. As the share distribution did not change any shareholder's proportionate interest in the Company, it did not represent a taxable distribution. Specific tax characteristics of all distributions are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2012 and 2011, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2012	2011
Distributable ordinary income net of distributions received on limited partnership interest	$171	$—
Distribution receivable on limited partnership interest	270	—
Incentive fee accrual on unrealized gains	(5,529)	(67)
Unamortized organization costs	(315)	(338)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	28,451	(89)

	$23,048	$(494)

(1)
As of December 31, 2012 and 2011, the gross unrealized appreciation on the Company's investments and total return swap and gain on foreign currency was $29,698 and $761, respectively. As of December 31, 2012 and 2011, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $1,247 and $850, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $675,823 and $91,808 as of December 31, 2012 and 2011, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the TRS, was $28,451 and $(89) as of December 31, 2012 and 2011, respectively.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$195,922	$200,752	29%	$22,694	$22,720	25%
Senior Secured Loans—Second Lien	71,607	73,451	10%	5,926	5,577	6%
Senior Secured Bonds	33,366	35,158	5%	4,945	4,875	5%
Subordinated Debt	332,214	345,849	49%	35,652	35,789	39%
Equity/Other	44,810	45,962	7%	22,591	22,681	25%

	$677,919	$701,172	100%	$91,808	$91,642	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2012 and 2011 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $131,632 and $133,482, respectively, as of December 31, 2012 and $12,205 and $12,239, respectively, as of December 31, 2011.

	December 31, 2012			December 31, 2011
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$291,951	$298,125	36%	$34,899	$34,959	34%
Senior Secured Loans—Second Lien	90,725	92,885	11%	5,926	5,577	5%
Senior Secured Bonds	38,366	40,333	5%	4,945	4,875	5%
Subordinated Debt	343,699	357,349	43%	35,652	35,789	34%
Equity/Other	44,810	45,962	5%	22,591	22,681	22%

	$809,551	$834,654	100%	$104,013	$103,881	100%

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

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, the Company had one such investment with an unfunded commitment of $10,000. As of December 31, 2011, the Company had one such investment, which was a bridge loan with an unfunded commitment of $5,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$335,486	48%	$36,027	39%
Midstream	60,675	9%	25,169	28%
Downstream	2,978	0%	942	1%
Service & Equipment	159,268	23%	15,560	17%
Power	142,765	20%	13,944	15%

Total	$701,172	100%	$91,642	100%

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

        As of December 31, 2012 and 2011, the Company's investments were categorized as follows in the fair value hierarchy:

	December 31, 2012		December 31, 2011
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	701,172	3,141	91,642	121

	$701,172	$3,141	$91,642	$121

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The Company's investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued its TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company's valuation committee or board of trustees has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see Note 8.

        The Company's investments as of December 31, 2011 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. The Company's one equity investment and one of its subordinated debt investments, both of which were newly-issued and purchased near December 31, 2011, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value. The Company valued its TRS in accordance with the TRS Agreement, as described above.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

        The following is a reconciliation for the year ended December 31, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642
Accretion of discount (amortization of premium)	551	89	(7)	(343)	1,695	1,985
Net realized gain (loss)	610	78	364	1,255	—	2,307
Net change in unrealized appreciation (depreciation)	4,804	2,193	1,862	13,498	1,062	23,419
Purchases	294,678	67,537	35,377	407,895	20,524	826,011
Sales and redemptions	(122,611)	(2,023)	(7,313)	(112,245)	—	(244,192)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$200,752	$73,451	$35,158	$345,849	$45,962	$701,172

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,693	$2,114	$1,792	$13,437	$1,062	$23,098

	For the Year Ended December 31, 2011
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other(1)	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	39	24	11	(18)	—	56
Net realized gain (loss)	2	—	5	61	—	68
Net change in unrealized appreciation (depreciation)	26	(349)	(70)	137	90	(166)
Purchases	22,984	5,910	5,004	38,710	22,591	95,199
Paid-in-kind interest	—	—	—	49	—	49
Sales and redemptions	(331)	(8)	(75)	(3,150)	—	(3,564)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$26	$(349)	$(70)	$137	$90	$(166)

(1)
Net change in unrealized appreciation (depreciation) represents the difference between the amortized cost and fair value of equity investment denominated in Canadian dollars resulting from foreign currency fluctuations.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of December 31, 2012 were as follows:

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Senior Secured Loans—First Lien	$45,000	Market Comparables	Market Yield (%)	8.0%
Equity/Other	$45,962	Market Comparables	Market Yield (%)	15.3% - 15.8%
		Discounted Cash Flow	Discount Rate (%)	12.0% - 17.3%
		Option Valuation Model	Volatility (%)	44.0%

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,000 of the senior secured loan-first lien investment was an unfunded loan commitment.

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

Note 8. Total Return Swap

        On August 11, 2011, EP Investments entered into the TRS with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of assets which may be subject to the TRS from $25,000 to $100,000; and on October 11, 2012, EP Investments entered into a second amendment to the TRS to increase this amount from $100,000 to $200,000.

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

        The TRS with Citibank enables the Company, through its ownership of EP Investments, to obtain the economic benefit of owning the assets subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to EP Investments borrowing funds to acquire assets and incurring interest expense to a lender.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

        The obligations of EP Investments under the TRS are non-recourse to the Company and the Company's exposure under the TRS is limited to the value of the Company's investment in EP Investments, which generally will equal the value of cash collateral provided by EP Investments under the TRS. Pursuant to the terms of the TRS, EP Investments may select one or more assets with a maximum aggregate market value (determined at the time each such asset becomes subject to the TRS) of $200,000, or such greater amount as may be agreed to by Citibank. Securities proposed by EP Investments to be included in the TRS will be approved or rejected by Citibank, in its sole discretion, on a trade-by-trade basis. EP Investments is required to initially cash collateralize a percentage of each asset (such percentage to be proposed in each instance by EP Investments and accepted or rejected by Citibank in its sole discretion) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, EP Investments has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral nor any other assets of EP Investments are available to pay the debts of the Company.

        Pursuant to the terms of an investment management agreement that the Company has entered into with EP Investments, the Company acts as the manager of the rights and obligations of EP Investments under the TRS, including selecting the specific assets to be included in the TRS. Accordingly, the assets selected by EP Investments for purposes of the TRS are selected by the Company in accordance with its investment objectives and strategy to generate current income and long-term capital appreciation. In addition, pursuant to the terms of the TRS, EP Investments may select any loan or other obligation available in the market to be included in the TRS that meets the obligation criteria set forth in the TRS Agreement.

        Each asset included in the TRS must meet criteria described in the TRS Agreement, including a requirement that each asset be rated by Moody's Investors Service, Inc. and Standard & Poor's Corporation and quoted by a nationally-recognized pricing service. EP Investments receives from Citibank all interest and fees payable in respect of the assets included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such asset or pay to Citibank any depreciation in the value of such asset.

        Under the terms of the TRS, EP Investments may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying assets after such value decreases below a specified amount. The amount of collateral that may be required to be posted by EP Investments is determined primarily on the basis of the aggregate value of the underlying assets. The limit on the additional collateral that EP Investments may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the assets underlying the TRS and the amount of cash collateral already posted by EP Investments (determined without consideration of the initial cash collateral posted for each asset included in the TRS).

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

such additional investment in EP Investments and EP Investments fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by EP Investments under the TRS.

        Citibank may terminate the TRS on or after May 11, 2013. EP Investments may terminate the TRS, in whole or in part with respect to any asset subject to the TRS, at any time upon providing no more than 30 days, and no less than 7 days, prior notice to Citibank. EP Investments will pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of assets subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying asset in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the asset in the open market. Citibank reports the mark-to-market values of the underlying assets to EP Investments. As of December 31, 2012 and 2011, the fair value of the TRS was $3,141 and $121, respectively. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company's consolidated balance sheets. The change in value of the TRS is reflected in the Company's consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2012, EP Investments had selected 22 underlying assets with a total notional amount of $131,632 and posted $56,876 in cash collateral held by Citibank (of which only $53,565 was required to be posted), which is reflected in due from counterparty on the Company's consolidated balance sheets. As of December 31, 2011, EP Investments had selected six underlying assets with a total notional amount of $12,205 and posted $7,878 in cash collateral held by Citibank (of which only $5,096 was required to be posted), which is reflected in due from counterparty on the Company's consolidated balance sheets.

        The Company incurred costs of $16 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheets. As of December 31, 2012, all of such deferred financing costs have been amortized to interest expense.

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

        Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (Continued)

        The following is a summary of the underlying assets subject to the TRS as of December 31, 2012:

Underlying Asset(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Alon USA Energy, Inc., L+800, 1.3% LIBOR Floor, 11/13/18(2)	Downstream	$3,958	$4,182	$224
Boomerang Tube, LLC , L+950, 1.5% LIBOR Floor, 10/11/17	Service & Equipment	9,579	9,727	148
Brand Energy & Infrastructure Services, Inc., L+975, 1.3% LIBOR Floor, 10/23/19	Service & Equipment	1,920	1,967	47
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	2,833	2,824	(9)
Buffalo Gulf Coast Terminals LLC, L+400, 1.3% LIBOR Floor, 10/31/17	Midstream	6,688	6,703	15
Chaparral Energy Inc., 7.6%, 11/15/22	Upstream	11,485	11,500	15
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	6,338	6,442	104
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	3,984	3,994	10
Everest Acquisition LLC, L+400, 1.0% LIBOR Floor, 4/24/18	Upstream	3,300	3,354	54
Hudson Products Holdings Inc., Prime+475, 6/7/17	Service & Equipment	2,312	2,332	20
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Power	1,632	1,708	76
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19	Power	3,178	3,222	44
McJunkin Red Man Corp., L+500, 1.3% LIBOR Floor, 11/8/19(2)	Service & Equipment	9,495	9,615	120
NANA Development Corp., L+550, 1.5% LIBOR Floor, 7/22/16	Service & Equipment	4,721	4,751	30
Northern Tier Energy LLC, 7.1%, 11/15/20(2)	Downstream	5,000	5,175	175
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18	Power	9,850	10,125	275
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18	Upstream	7,298	7,417	119
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Power	9,877	9,947	70
Tallgrass Operations, LLC, L+400, 1.3% LIBOR Floor, 11/13/18	Midstream	9,900	10,079	179
UTEX Industries, Inc., L+550, 1.5% LIBOR Floor, 12/15/16	Service & Equipment	4,517	4,519	2
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(2)	Service & Equipment	3,867	3,849	(18)
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20	Service & Equipment	9,900	10,050	150

Total		$131,632	$133,482	1,850

Total TRS Accrued Income and Liabilities:				1,291

Total TRS Fair Value:				$3,141

(1)
Security may be an obligation of one or more entities affiliated with the named company.

(2)
The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets.

        The following is a summary of the underlying assets subject to the TRS as of December 31, 2011:

Underlying Asset(1)(2)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Allison Transmission, Inc., L+275, 8/15/14	Service & Equipment	$1,844	$1,934	$90
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	3,007	2,893	(114)
BRSP LLC, L+450, 3.0% LIBOR Floor, 6/15/14	Power	2,413	2,431	18
La Paloma Generating Company, L+550, 1.5% LIBOR Floor, 5/15/18	Power	1,653	1,691	38
Sheridan Production Co., LLC, L+450, 2.0% LIBOR Floor, 4/20/17	Upstream	973	1,000	27
Willbros Group, Inc., L+750, 2.0% LIBOR Floor, 6/30/14	Service & Equipment	2,315	2,290	(25)

Total		$12,205	$12,239	34

Total TRS Accrued Income and Liabilities:				87

Total TRS Fair Value:				$121

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012.

        The following table sets forth the number of common shares repurchased by the Company during the year ended December 31, 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
September 30, 2012	October 1, 2012	44,339	100%	$9.225	$409

        On January 2, 2013, the Company repurchased 24,249 common shares (representing 100% of common shares tendered for repurchase) at $9.405 per share for aggregate consideration totaling $228.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

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

        As of December 31, 2012 and 2011, $185,232 and $20,518, respectively, was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $700 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of December 31, 2012, $325 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the credit facility was 2.08% per annum as of December 31, 2012. Interest is paid quarterly in arrears and commenced November 20, 2011. The Company recorded interest expense of $2,132 and $274 for the years ended December 31, 2012 and 2011, respectively, of which $331 and $44, respectively, related to the amortization of deferred financing costs and $85 and $118, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $1,332 and $121 in interest expense during the years ended December 31, 2012 and 2011, respectively. The average borrowings under the credit facility for the years ended December 31, 2012 and 2011 were $81,825 and $13,033, respectively, with a weighted average interest rate of 2.19% and 4.18%, respectively, which includes commitment fees on the unused portion of the credit facility.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 10. Credit Facility (Continued)

insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as the Company's sub-adviser or FS Advisor ceasing to act as the Company's investment adviser; (iv) the Company's ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) the Company, GSO or FS Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

        In connection with the credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or the Company; (e) the Company ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of the Company's net asset value below a specified threshold; and (g) fraud or other illicit acts by the Company, FS Advisor or GSO in its or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate. FSEP Funding was in compliance with the terms of the credit facility as of December 31, 2012.

        Borrowings of FSEP Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 11. Senior Securities Asset Coverage

        Information about the Company's senior securities is shown in the table below as of December 31, 2012 and 2011:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2012	$263,299	3.29	—	N/A
2011	27,627	3.45	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.

(2)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The "—" in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)
Not applicable because senior securities are not registered for public trading.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

        The following is a schedule of financial highlights for the years ended December 31, 2012 and 2011. The Company has omitted the financial highlights for the period from September 16, 2010 (Inception) to December 31, 2010 since the Company did not have operations as of December 31, 2010.

	Year Ended December 31,
	2012	2011
Per Share Data:(1)
Net asset value, beginning of period	$8.74	$8.91
Results of operations(2)
Net investment income (loss)	0.33	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	1.05	0.07

Net increase (decrease) in net assets resulting from operations	1.38	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.49)	(0.27)
Distributions from net realized gain on investments	(0.10)	(0.01)
Distributions on account of limited partnership interest	(0.04)	—

Net decrease in net assets resulting from shareholder distributions	(0.63)	(0.28)

Capital share transactions
Issuance of common shares(4)	0.02	0.10
Offering costs(2)	(0.12)	(0.39)
Reimbursement to investment adviser(2)	(0.07)	(0.26)
Capital contributions of investment adviser(2)	0.02	0.43

Net increase (decrease) in net assets resulting from capital share transactions	(0.15)	(0.12)

Net asset value, end of period	$9.34	$8.74

Shares outstanding, end of period	64,524,909	7,746,643

Total return(5)	14.07%	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$602,889	$67,685

Ratio of net investment income to average net assets(6)	3.64%	1.83%

Ratio of accrued incentive fees to average net assets(6)	2.30%	0.19%

Ratio of interest expense to average net assets(6)	0.77%	0.79%

Ratio of operating expenses to average net assets(6)	7.09%	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(6)	(0.51%)	(2.03%)
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.51%	—

Ratio of net operating expenses to average net assets(6)	7.09%	2.08%

Portfolio turnover	75.24%	12.77%

(1)
The share information utilized to determine per share data has been retroactively adjusted to reflect the share distribution discussed in Note 5.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (Continued)

(3)
The per share data for distributions reflects the actual amount of distributions paid per share (as adjusted for share distributions) during the applicable period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous public offering and pursuant to the Company's distribution reinvestment plan. The issuance of common shares at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the year ended December 31, 2012.

(5)
The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in Note 5. The 2011 total return was calculated by taking the net asset value per share as of December 31, 2011, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company's investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

(6)
Weighted average net assets during the year ended December 31, 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011 were used for this calculation. Ratios are not annualized.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)

        The following are the quarterly results of operations for the years ended December 31, 2012 and 2011. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$14,239	$8,671	$4,337	$2,718
Operating expenses
Total operating expenses	9,106	6,851	1,867	1,979
Less: Expense reimbursement from sponsor	—	—	631	801
Add: Expense recoupment to sponsor	1,083	349	—	—

Net expenses	10,189	7,200	1,236	1,178

Net investment income (loss)	4,050	1,471	3,101	1,540
Realized and unrealized gain (loss)	15,110	15,818	(1,430)	2,603

Net increase (decrease) in net assets resulting from operations	$19,160	$17,289	$1,671	$4,143

Per share information-basic and diluted
Net investment income (loss)	$0.07	$0.04	$0.15	$0.14

Net increase (decrease) in net assets resulting from operations	$0.35	$0.48	$0.08	$0.38

Weighted average shares outstanding(1)	54,468,833	36,357,952	20,784,076	10,889,229

(1)
The weighted average share information for the quarter ended March 31, 2012 has been retroactively adjusted to reflect the share distribution discussed in Note 5.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment income	$920	$474	$—	$—
Operating expenses
Total operating expenses	958	341	74	93
Less: Expense reimbursement from sponsor	509	216	—	—

Net expenses	449	125	74	93

Net investment income (loss)	471	349	(74)	(93)
Realized and unrealized gain (loss)	2,038	(1,724)	—	—

Net increase (decrease) in net assets resulting from operations	$2,509	$(1,375)	$(74)	$(93)

Per share information—basic and diluted
Net investment income (loss)	$0.09	$0.13	$(3.30)	$(4.14)

Net increase (decrease) in net assets resulting from operations	$0.47	$(0.51)	$(3.30)	$(4.14)

Weighted average shares outstanding(1)	5,328,434	2,679,397	22,444	22,444

(1)
The weighted average share information has been retroactively adjusted to reflect the share distribution discussed in Note 5.

        The sum of quarterly per share amounts does not equal per share amounts reported for the years ended December 31, 2012 and 2011. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

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

        As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        Our internal control over financial reporting includes those policies and procedures that:

        1.     Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and the dispositions of assets of the Company;

        2.     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of directors; and

        3.     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management's report on internal control over financial reporting is set forth above under the heading "Management's Report on Internal Control over Financial Reporting" in Item 8 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

        Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 98.

Changes in Internal Control Over Financial Reporting

        During our fourth quarter of 2012, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        We will file a definitive Proxy Statement for our 2013 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

        The following financial statements are set forth in Item 8:

Page
Management's Report on Internal Control over Financial Reporting	97
Report of Independent Registered Public Accounting Firm	98
Report of Independent Registered Public Accounting Firm	99
Consolidated Balance Sheets as of December 31, 2012 and 2011	100
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	101
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	102
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010	103
Consolidated Schedules of Investments as of December 31, 2012 and 2011	104
Notes to Consolidated Financial Statements	107

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

        The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on March 13, 2012.)
3.2	Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on March 13, 2012.)
4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Energy and Power Fund's final prospectus on Form 497 (File No. 333-169679) filed on June 4, 2012.)
4.2
Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 14, 2011.)
10.1
Investment Advisory and Administrative Services Agreement, dated as April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.2	Amendment No. 1 dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 14, 2012.)
10.3
Investment Sub-advisory Agreement, dated as April 28, 2011, between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.4
Dealer Manager Agreement, dated as April 28, 2011, by and between FS Energy and Power Fund and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5
Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.6
Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.7
Escrow Agreement, dated as March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.8
Credit Agreement, dated as of June 24, 2011, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.9
First Amendment to Credit Agreement, dated as of May 30, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 30, 2012.)
10.10
Second Amendment to Credit Agreement, dated as of August 28, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on August 30, 2012.)
10.11
Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 18, 2012.)
10.12
Asset Contribution Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.13
Investment Management Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on June 27, 2011.)

10.14	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.15
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.16
Confirmation Letter Agreement, dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.12 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.17
Guarantee, dated as of August 11, 2011, by FS Energy and Power Fund in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.18
Investment Management Agreement, dated as of August 11, 2011, by and between FS Energy and Power Fund and EP Investments LLC. (Incorporated by reference to Exhibit 10.14 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.19
Termination and Release Acknowledgement, dated as of May 11, 2012, by Citibank N.A. in favor of FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.15 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.20
Amendment Agreement, dated as of May 11, 2012, to the ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.16 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.21
Amended and Restated Confirmation Letter Agreement, dated as of May 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.17 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.22
Amended and Restated Confirmation Letter Agreement, dated as of October 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 12, 2012.)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS ENERGY AND POWER FUND
Date: March 26, 2013	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 26, 2013	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 26, 2013	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 26, 2013	/s/ David Adelman David Adelman Trustee
Date: March 26, 2013	/s/ Sidney Brown Sidney Brown Trustee
Date: March 26, 2013	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 26, 2013	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 26, 2013	/s/ Thomas J. Gravina Thomas J. Gravina Trustee
Date: March 26, 2013	/s/ Michael Heller Michael Heller Trustee
Date: March 26, 2013	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 26, 2013	/s/ Richard W. Vague Richard W. Vague Trustee
Date: March 26, 2013	/s/ R. Richard Williams R. Richard Williams Trustee