Form 10-Q
period 2013-03-31
FS Energy & Power Fund
filed 2013-05-15
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.
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

        The issuer has 100,125,199 common shares of beneficial interest outstanding as of May 14, 2013.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$820,296 and $677,919, respectively)	$856,416	$701,172
Cash	102,225	48,986
Due from counterparty	76,276	56,876
Receivable for investments sold and repaid	131	9,374
Interest receivable	13,050	9,075
Receivable for common shares purchased	141	41
Deferred financing costs	158	325
Receivable due on total return swap(1)	1,855	329
Unrealized appreciation on total return swap(1)	5,731	3,141
Prepaid expenses and other assets	137	175

Total assets	$1,056,120	$829,494

Liabilities
Payable for investments purchased	$13,932	$25,556
Credit facility payable	187,232	185,232
Shareholder distributions payable	4,587	3,349
Management fees payable	5,062	3,522
Expense recoupment payable to sponsor(2)	99	1,083
Accrued capital gains incentive fees(3)	9,234	6,482
Subordinated income incentive fees payable(3)	753	—
Administrative services expense payable	375	159
Interest payable	621	578
Other accrued expenses and liabilities	1,302	644

Total liabilities	223,197	226,605

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 87,444,533 and 64,524,909 shares issued and outstanding, respectively(4)	87	65
Capital in excess of par value(5)	795,283	579,776
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(5)	2,590	—
Accumulated distributions in excess of net investment income(5)	(6,891)	(3,354)
Net unrealized appreciation on investments and total return swap and gain/loss on foreign currency	41,854	26,402

Total shareholders' equity	832,923	602,889

Total liabilities and shareholders' equity	$1,056,120	$829,494

Net asset value per common share at period end	$9.53	$9.34

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The outstanding shares and net asset value per share reflect this distribution on a retroactive basis.

(5)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Investment Income
Interest income	$17,943	$2,502
Fee income	2,968	216

Total investment income	20,911	2,718

Operating expenses
Management fees	4,711	775
Capital gains incentive fees(1)	3,610	519
Subordinated income incentive fees(1)	753	—
Administrative services expenses	453	62
Share transfer agent fees	400	59
Accounting and administrative fees	140	38
Interest expense	1,242	269
Other general and administrative expenses	643	257

Total operating expenses	11,952	1,979
Less: Expense reimbursement from sponsor(2)	—	(801)

Net expenses	11,952	1,178

Net investment income	8,959	1,540

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(339)	330
Net realized gain (loss) on total return swap(3)	2,919	119
Net realized gain (loss) on foreign currency	10	9
Net change in unrealized appreciation (depreciation) on investments	12,867	1,842
Net change in unrealized appreciation (depreciation) on total return swap(3)	2,590	300
Net change in unrealized gain (loss) on foreign currency	(5)	3

Total net realized and unrealized gain/loss on investments	18,042	2,603

Net increase (decrease) in net assets resulting from operations	$27,001	$4,143

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.36	$0.38

Weighted average shares outstanding	75,360,255	10,889,229

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operations
Net investment income	$8,959	$1,540
Net realized gain (loss) on investments, total return swap and foreign currency	2,590	458
Net change in unrealized appreciation (depreciation) on investments	12,867	1,842
Net change in unrealized appreciation (depreciation) on total return swap(1)	2,590	300
Net change in unrealized gain (loss) on foreign currency	(5)	3

Net increase (decrease) in net assets resulting from operations	27,001	4,143

Shareholder distributions(2)
Distributions from net investment income	(12,496)	(1,450)
Distributions from net realized gain on investments	—	(339)

Net decrease in net assets resulting from shareholder distributions	(12,496)	(1,789)

Capital share transactions
Issuance of common shares	209,986	62,208
Reinvestment of shareholder distributions	6,971	696
Repurchases of common shares	(228)	—
Offering costs	(1,200)	(418)
Reimbursement of investment adviser(3)	—	(1,022)
Capital contributions of investment adviser	—	418

Net increase in net assets resulting from capital share transactions	215,529	61,882

Total increase in net assets	230,034	64,236
Net assets at beginning of period	602,889	67,685

Net assets at end of period	$832,923	$131,921

Accumulated distributions in excess of net investment income(2)	$(6,891)	$(342)

(1)
See Note 8 for a discussion of the Company's total return swap agreement.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$27,001	$4,143
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(178,209)	(79,537)
Proceeds from sales and repayments of investments	35,892	28,666
Net realized (gain) loss on investments	339	(330)
Net change in unrealized (appreciation) depreciation on investments	(12,867)	(1,842)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(2,590)	(300)
Accretion of discount	(399)	(437)
Amortization of deferred financing costs	167	42
(Increase) decrease in due from counterparty	(19,400)	(290)
(Increase) decrease in receivable for overfunded investment	—	434
(Increase) decrease in receivable for investments sold and repaid	9,243	(4)
(Increase) decrease in reimbursement due from sponsor(2)	—	(777)
(Increase) decrease in interest receivable	(3,975)	(721)
(Increase) decrease in receivable due on total return swap(1)	(1,526)	184
(Increase) decrease in prepaid expenses and other assets	38	18
Increase (decrease) in payable for investments purchased	(11,624)	(11,320)
Increase (decrease) in management fees payable	1,540	831
Increase (decrease) in expense recoupment payable to sponsor(2)	(984)	—
Increase (decrease) in accrued capital gains incentive fees	2,752	519
Increase (decrease) in subordinated income incentive fees payable	753	—
Increase (decrease) in administrative services expense payable	216	62
Increase (decrease) in interest payable	43	54
Increase (decrease) in other accrued expenses and liabilities	658	103

Net cash used in operating activities	(152,932)	(60,502)

Cash flows from financing activities
Issuance of common shares	209,886	62,063
Reinvestment of shareholder distributions	6,971	696
Repurchases of common shares	(228)	—
Offering costs	(1,200)	(418)
Capital contributions of investment adviser	—	418
Reimbursement of investment adviser(3)	—	(1,022)
Shareholder distributions	(11,258)	(1,434)
Borrowings under credit facility(4)	2,000	29,482

Net cash provided by financing activities	206,171	89,785

Total increase (decrease) in cash	53,239	29,283
Cash at beginning of period	48,986	10,810

Cash at end of period	$102,225	$40,093

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

(4)
During the three months ended March 31, 2013 and 2012, the Company paid $1,032 and $173, respectively, in interest expense on the credit facility.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—24.8%
BBH Operating LLC, Prime+500, 3.3% Prime Floor, 2/26/15	Upstream	$30,000	$30,000	$30,000
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17(d)	Service & Equipment	14,625	14,218	14,808
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)	Midstream	21,151	21,281	21,795
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	4,695	4,775	4,902
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16(d)	Power	5,039	5,111	5,262
EMG Utica, LLC, L+375, 1.0% LIBOR Floor, 3/27/20(d)(e)	Midstream	2,000	2,020	2,015
EP Acquisition LLC, Prime+500, 3.3% Prime Floor, 3/31/15	Upstream	750	750	750
EquiPower Resources Holdings, LLC, L+425, 1.3% LIBOR Floor, 12/21/18(d)	Power	1,963	1,970	2,002
FREIF North American Power I LLC (TLB), L+450, 1.5% LIBOR Floor, 3/29/19	Power	2,747	2,699	2,774
FREIF North American Power I LLC (TLC), L+450, 1.5% LIBOR Floor, 3/29/19	Power	440	432	444
Hudson Products Holdings Inc., L+575, 1.3% LIBOR Floor, 6/7/17	Service & Equipment	1,671	1,671	1,688
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19(d)	Power	1,242	1,213	1,261
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18(d)	Power	909	896	923
Panda Temple Power, LLC (TLA), L+700, 1.5% LIBOR Floor, 7/17/18	Power	15,000	14,725	15,431
Panda Temple Power, LLC (TLB), L+1000, 1.5% LIBOR Floor, 7/17/18	Power	40,000	39,263	40,950
Rice Drilling B LLC, Prime+400, 4.0% Prime Floor, 6/30/14	Upstream	60,000	59,023	60,000
Star West Generation LLC, L+400, 1.0% LIBOR Floor, 3/13/20(d)(e)	Power	2,000	2,035	2,028
Tallgrass Operations, LLC, L+400, 1.3% LIBOR Floor, 11/13/18(d)	Midstream	2,336	2,314	2,385
Texas Competitive Electric Holdings Co. LLC, L+450, 10/10/17(d)	Power	40,009	26,686	28,462
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(d)(f)	Service & Equipment	5,438	5,373	5,424

Total Senior Secured Loans—First Lien			236,455	243,304
Unfunded Loan Commitments			(36,500)	(36,500)

Net Senior Secured Loans—First Lien			199,955	206,804

Senior Secured Loans—Second Lien—11.4%
Ameriforge Group Inc., L+750, 1.3% LIBOR Floor, 12/19/20(d)	Service & Equipment	19,950	20,324	20,474
Brand Energy & Infrastructure Services, Inc., L+975, 1.3% LIBOR Floor, 10/23/19(d)(e)	Service & Equipment	23,000	22,064	23,000
Brock Holdings III, Inc., L+825, 1.8% LIBOR Floor, 3/16/18(d)	Service & Equipment	21,693	21,704	21,992
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)	Power	8,000	7,856	8,220
Sabine Oil & Gas LLC, L+750, 1.3% LIBOR Floor, 12/31/18(d)(e)	Upstream	7,702	7,823	7,909
W3 Co., L+800, 1.3% LIBOR Floor, 9/13/20(d)(e)	Service & Equipment	2,987	2,983	3,061
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20(d)	Service & Equipment	10,000	9,901	10,375

Total Senior Secured Loans—Second Lien			92,655	95,031

Senior Secured Bonds—5.0%
CEMEX Finance LLC, 9.4%, 10/12/22(d)(f)	Service & Equipment	4,900	5,087	5,714
CVR Refining, LLC, 6.5%, 11/1/22(d)(f)	Downstream	3,000	3,000	3,076
Edgen Murray Corp., 8.8%, 11/1/20(d)(f)	Service & Equipment	2,200	2,185	2,299
Energy Future Intermediate Holding Co. LLC, 11.8%, 3/1/22(d)	Power	12,000	12,800	13,800
Energy Future Intermediate Holding Co. LLC, 6.9%, 8/15/17(d)	Power	1,100	1,100	1,167
Prince Mineral Holding Corp., 11.5%, 12/15/19(d)	Service & Equipment	6,500	6,780	7,277
Ryerson Inc., 9.0%, 10/15/17	Service & Equipment	1,300	1,300	1,422
Shale-Inland Holdings, LLC, 8.8%, 11/15/19(d)	Service & Equipment	7,000	6,955	7,368

Total Senior Secured Bonds			39,207	42,123

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—55.9%
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(d)	Upstream	$42,616	$42,584	$45,493
Antero Resources Finance Corp., 9.4%, 12/1/17(d)	Upstream	4,753	5,083	5,185
Atlas Pipeline Partners, L.P., 6.6%, 10/1/20(d)(f)	Midstream	1,300	1,300	1,363
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(d)(f)	Upstream	21,250	21,822	23,366
BreitBurn Energy Partners L.P., 7.9%, 4/15/22(d)(f)	Upstream	4,000	4,135	4,292
Chaparral Energy Inc., 7.6%, 11/15/22(d)	Upstream	9,000	9,294	9,854
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	4,000	4,086	4,532
Comstock Resources, Inc., 9.5%, 6/15/20(d)(f)	Upstream	12,000	11,473	13,301
Crestwood Midstream Partners L.P., 7.8%, 4/1/19(d)(f)	Midstream	10,000	10,097	10,279
CrownRock, L.P., 10.0%, 8/15/16	Upstream	10,000	10,647	10,838
EP Energy LLC, 7.8%, 9/1/22(d)	Upstream	6,600	6,624	7,299
EPE Holdings LLC, 8.1%, 12/15/17(d)	Upstream	6,000	5,970	6,270
EPL Oil & Gas, Inc., 8.3%, 2/15/18(d)(f)	Upstream	3,200	3,170	3,402
Era Group Inc., 7.8%, 12/15/22(d)(f)	Service & Equipment	9,750	9,587	10,067
Everest Acquisition LLC, 9.4%, 5/1/20(d)	Upstream	19,250	19,920	22,234
Foresight Energy LLC, 9.6%, 8/15/17(d)	Upstream	4,000	4,111	4,340
Forest Oil Corp., 7.5%, 9/15/20(d)(f)	Upstream	5,250	5,250	5,553
Global Partners L.P., 8.0%, 2/14/18(f)	Midstream	70,000	67,932	68,600
GulfMark Offshore, Inc., 6.4%, 3/15/22(d)(f)	Service & Equipment	5,925	5,954	6,145
Halcón Resources Corporation, 8.9%, 5/15/21(d)(f)	Upstream	11,750	11,790	12,657
Heckmann Corp., 9.9%, 4/15/18(d)(f)	Service & Equipment	5,500	5,513	5,884
Hercules Offshore, Inc., 10.5%, 10/15/17(d)(f)	Service & Equipment	5,000	5,052	5,450
Hiland Partners, L.P., 7.3%, 10/1/20(d)	Midstream	1,750	1,750	1,917
Legacy Reserves, L.P., 8.0%, 12/1/20(d)(f)	Upstream	16,750	16,397	17,420
Martin Midstream Partners L.P., 7.3%, 2/15/21(d)(f)	Midstream	3,000	3,000	3,049
NRG Energy, Inc., 6.6%, 3/15/23(d)(f)	Power	6,750	6,750	7,178
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,677	5,376
QR Energy, L.P., 9.3%, 8/1/20(d)(f)	Upstream	15,000	15,110	15,962
Resolute Energy Corp., 8.5%, 5/1/20(d)(f)	Upstream	10,800	10,982	11,198
Rex Energy Corp., 8.9%, 12/1/20(d)(f)	Upstream	15,000	14,895	15,761
Samson Investment Co., 9.8%, 2/15/20(d)	Upstream	25,000	25,032	26,646
Seitel, Inc., 9.5%, 4/15/19(d)	Service & Equipment	5,000	5,000	5,004
Sidewinder Drilling Inc., 9.8%, 11/15/19(d)	Service & Equipment	21,500	21,605	21,859
Silver II US Holdings, LLC, 7.8%, 12/15/20(d)(f)	Service & Equipment	3,000	3,000	3,184
Talos Production LLC, 9.8%, 2/15/18(d)	Upstream	15,000	14,855	14,813
The Kenan Advantage Group, Inc., 8.4%, 12/15/18(d)	Service & Equipment	10,250	10,426	10,788
Vanguard Natural Resources, LLC, 7.9%, 4/1/20(d)(f)	Upstream	4,750	4,750	5,074
Zachry Holdings, Inc., 7.5%, 2/1/20(d)	Service & Equipment	13,150	13,431	13,725

Total Subordinated Debt			443,054	465,358

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—5.7%(g)
BBH Operating, LLC, Common Equity(h)(i)	Upstream	1,000	$1,000	$1,000
Fortune Creek Co-Invest I L.P., LP Interest(f)(j)	Midstream	N/A	22,636	23,476
Plains Offshore Operations Inc., Preferred Equity(d)	Upstream	210,339	21,100	21,975
Plains Offshore Operations Inc., Strike: $20.00, Warrants(d)(i)	Upstream	405,378	689	649

Total Equity/Other			45,425	47,100

TOTAL INVESTMENTS—102.8%			$820,296	856,416

LIABILITIES IN EXCESS OF OTHER ASSETS—(2.8%)				(23,493)

NET ASSETS—100.0%				$832,923

Total Return Swap	Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)(f)	$192,645	$5,731

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Denominated in U.S. dollars, unless otherwise noted.

(c)
Fair value determined by the Company's board of trustees (see Note 7).

(d)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(e)
Position or portion thereof unsettled as of March 31, 2013.

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of March 31, 2013, 71.6% of the Company's total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a "look through" basis by disregarding the value of the Company's total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 72.5% of the Company's total assets represented qualifying assets as of March 31, 2013.

(g)
Listed investments may be treated as debt for GAAP or tax purposes.

(h)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.

(i)
Security is non-income producing.

(j)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2013.

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

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—57.4%
Alta Mesa Holdings, L.P., 9.6%, 10/15/18(d)	Upstream	$42,616	$42,577	$44,052
Antero Resources Finance Corp., 9.4%, 12/1/17(d)	Upstream	4,753	5,123	5,245
Atlas Pipeline Partners, L.P., 6.6%, 10/1/20(d)(f)	Midstream	1,300	1,300	1,353
Aurora USA Oil & Gas, Inc., 9.9%, 2/15/17(d)(f)	Upstream	21,250	21,853	22,922
BreitBurn Energy Partners L.P., 7.9%, 4/15/22(d)(f)	Upstream	4,000	4,137	4,170
Chaparral Energy Inc., 8.3%, 9/1/21(d)	Upstream	4,000	4,087	4,340
Chaparral Energy Inc., 7.6%, 11/15/22(d)	Upstream	9,000	9,299	9,450
Comstock Resources, Inc., 9.5%, 6/15/20(d)(f)	Upstream	12,000	11,463	12,744
Crestwood Midstream Partners L.P., 7.8%, 4/1/19(d)(f)	Midstream	10,000	10,098	10,413
CrownRock, L.P., 10.0%, 8/15/16	Upstream	10,000	10,689	10,738
EP Energy LLC, 7.8%, 9/1/22(d)	Upstream	6,600	6,624	7,054
EPE Holdings LLC, 8.1%, 12/15/17(d)	Upstream	6,000	5,970	5,948
EPL Oil & Gas, Inc., 8.3%, 2/15/18(d)(f)	Upstream	3,200	3,169	3,300
Era Group Inc., 7.8%, 12/15/22(d)(f)	Service & Equipment	9,750	9,586	9,628
Everest Acquisition LLC, 9.4%, 5/1/20(d)	Upstream	14,250	14,250	16,067
Foresight Energy LLC, 9.6%, 8/15/17(d)	Upstream	4,000	4,117	4,260
Forest Oil Corp., 7.5%, 9/15/20(d)(f)	Upstream	5,250	5,250	5,502
GulfMark Offshore, Inc., 6.4%, 3/15/22(d)(f)	Service & Equipment	5,925	5,954	6,118
Halcón Resources Corporation, 8.9%, 5/15/21(d)(f)	Upstream	11,750	11,791	12,535
Heckmann Corp., 9.9%, 4/15/18(d)(f)	Service & Equipment	5,500	5,512	5,697
Hercules Offshore, Inc., 10.5%, 10/15/17(d)(f)	Service & Equipment	5,000	5,053	5,438
Hiland Partners, L.P., 7.3%, 10/1/20(d)	Midstream	1,750	1,750	1,881
Legacy Reserves, L.P., 8.0%, 12/1/20(d)(f)	Upstream	16,750	16,390	17,169
Lone Pine Resources Canada Ltd., 10.4%, 2/15/17(d)(f)	Upstream	2,000	1,975	1,871
NRG Energy, Inc., 6.6%, 3/15/23(d)(f)	Power	6,750	6,750	7,215
NRG Energy, Inc., 8.3%, 9/1/20(d)(f)	Power	4,750	4,676	5,338
QR Energy, L.P., 9.3%, 8/1/20(d)(f)	Upstream	15,000	15,114	15,881
Quicksilver Resources Inc., 7.1%, 4/1/16(d)(f)	Upstream	2,250	2,155	1,806
Resolute Energy Corp., 8.5%, 5/1/20(d)(f)	Upstream	10,800	10,986	10,976
Rex Energy Corp., 8.9%, 12/1/20(d)(f)	Upstream	15,000	14,896	15,113
Samson Investment Co., 9.8%, 2/15/20(d)	Upstream	25,000	25,033	26,500
Sidewinder Drilling Inc., 9.8%, 11/15/19(d)	Service & Equipment	19,500	19,587	19,573
Silver II US Holdings, LLC, 7.8%, 12/15/20(d)(f)	Service & Equipment	3,000	3,000	3,116
The Kenan Advantage Group, Inc., 8.4%, 12/15/18(d)	Service & Equipment	7,250	7,250	7,496
Vanguard Natural Resources, LLC, 7.9%, 4/1/20(d)(f)	Upstream	4,750	4,750	4,940

Total Subordinated Debt			332,214	345,849

Equity/Other—7.6%(g)		Number of Shares	Amortized Cost	Fair Value(c)
Fortune Creek Co-Invest I L.P., LP Interest(f)(h)	Midstream	N/A	23,345	22,619
Plains Offshore Operations Inc., Preferred Equity(d)	Upstream	209,227	20,776	22,370
Plains Offshore Operations Inc., Strike: $20.00, Warrants(d)(i)	Upstream	405,378	689	973

Total Equity/Other			44,810	45,962

TOTAL INVESTMENTS—116.3%			$677,919	701,172

LIABILITIES IN EXCESS OF OTHER ASSETS—(16.3%)				(98,283)

NET ASSETS—100.0%				$602,889

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

(d)
Security or portion thereof is held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the credit facility with Deutsche Bank AG, New York Branch (see Note 8).

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2013, the Company had two wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, and EP Investments LLC, or EP Investments, and a third wholly-owned subsidiary, FSEP-BBH, Inc., through which it holds its common equity interest in BBH Operating, LLC, a non-control and non-affiliated portfolio company. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2013. All significant intercompany transactions have been eliminated in consolidation.

        The Company's investment objective is to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. The Company's investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 balance sheet and schedule of investments are derived from the 2012 audited consolidated financial statements. The Company has evaluated the impact of subsequent events

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

        Use of Estimates:    The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

        Capital Gains Incentive Fee:    The Company has entered into an investment advisory and administrative services agreement with FS Advisor, dated as of April 28, 2011, which was amended on August 10, 2012, and which, as amended, is referred to herein as the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

        In addition, the Company has historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which is described more fully in Note 8), as realized capital gains and has included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, has recently informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should "look through" the TRS in calculating its capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

incentive fee payable to FS Advisor with respect to realized gains. FS Advisor has voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of March 31, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology.

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor will receive 20.0% of pre-incentive fee net investment income.

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2012 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2013. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	22,205,144	$229,963	6,935,527	$68,198
Reinvestment of Distributions	738,729	6,971	77,778	696

Total Gross Proceeds	22,943,873	236,934	7,013,305	68,894
Commissions and Dealer Manager Fees	—	(19,977)	—	(5,990)

Net Proceeds to Company	22,943,873	216,957	7,013,305	62,904
Share Repurchase Program	(24,249)	(228)	—	—

Net Proceeds from Share Transactions	22,919,624	$216,729	7,013,305	$62,904

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

  Status of Continuous Public Offering

        Since commencing its continuous public offering and through May 14, 2013, the Company has sold 98,009,157 common shares (as adjusted for share distributions) for gross proceeds of $992,973. As of May 14, 2013, the Company had raised total gross proceeds of $1,013,177, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's sub-adviser, in a private placement conducted in April 2011 (see Note 4). During the three months ended March 31, 2013 and 2012, the Company sold 22,943,873 and 7,013,305 common shares (as adjusted for share distributions) for gross proceeds of $236,934 and $68,894 at an average price per share of $10.33 and $9.82, respectively. The gross proceeds received during the three months ended March 31, 2013 and 2012 include reinvested shareholder distributions of $6,971 and $696, respectively, for which the Company issued 738,729 and 77,778 common shares (as adjusted for share distributions), respectively. During the period from April 1, 2013 to May 14, 2013, the Company sold 12,763,355 common shares for gross proceeds of $133,992 at an average price per share of $10.50.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $19,977 and $5,990 for the three months ended March 31, 2013 and 2012, respectively.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company's October 1, 2012 semi-monthly closing.

        The following table sets forth the number of common shares repurchased by the Company under its share repurchase program during the three months ended March 31, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228

        On April 1, 2013, the Company repurchased 82,689 common shares (representing 100% of common shares tendered for repurchase) at $9.540 per share for aggregate consideration totaling $789.

Note 4. Related Party Transactions

  Compensation of the Dealer Manager and Investment Adviser

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

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS Advisor will receive 20.0% of the pre-incentive fee net investment income.

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

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from thirdparty providers known to be available. In addition, the Company's board of trustees considers whether any single thirdparty service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded certain of the Company's offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. Since inception through March 31, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the three months ended March 31, 2013 and 2012, the Company paid total reimbursements of $0 and $1,022, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of March 31, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2013 and 2012:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$4,711	$775
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$3,610	$519
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$753	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$453	$62
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$4,175	$1,276

(1)
During the three months ended March 31, 2013 and 2012, $3,171 and $0, respectively, in base management fees were paid to FS Advisor. Of the $5,062 in base management fees accrued and payable as of March 31, 2013, it is intended that the entire amount will be paid to FS Advisor.

(2)
During the three months ended March 31, 2013 and 2012, the Company accrued capital gains incentive fees of $3,610 and $519, respectively, based on the performance of its portfolio, of which $2,861 and $436, respectively, was based on unrealized gains and $749 and $83, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, $953 in capital gains incentive fees were payable by the Company to FS Advisor, $858 of which was paid to FS Advisor during the three months ended March 31, 2013. The Company did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the three months ended March 31, 2012.

(3)
During the three months ended March 31, 2013, the Company accrued a subordinated incentive fee on income of $753 based upon the performance of its portfolio. As of March 31, 2013, a subordinated incentive fee on income of $753 was payable to FS Advisor.

(4)
During the three months ended March 31, 2013 and 2012, $326 and $51, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $237 in administrative services expenses to FS Advisor during the three months ended March 31, 2013. The Company did not pay any amounts to FS Advisor in respect of such fee for the three months ended March 31, 2012.

(5)
Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of approximately $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of May 14, 2013, the Company has sold an aggregate of 3,246,415 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,110 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

  Potential Conflicts of Interest

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

        During the three months ended March 31, 2012, the Company accrued $801 for reimbursements that Franklin Square Holdings had agreed to pay. As of March 31, 2013, the Company had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. There were no

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

amounts accrued during the three months ended March 31, 2013 and 2012, for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, the Company had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, $984 of which was paid to Franklin Square Holdings during the three months ended March 31, 2013 and $99 of which remained payable by the Company as of March 31, 2013.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the three months ended March 31, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
Fiscal 2013
March 31, 2013	$0.1617	$12,496

(1)
The per share distribution has been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On April 9, 2013, the Company's board of trustees declared a regular semi-monthly cash distribution of $0.026953 per share payable to shareholders of record on April 15, 2013 and a regular semi-monthly cash distribution of $0.027207 per share payable to shareholders of record on April 29, 2013, both of which were paid on April 30, 2013. On May 1, 2013, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.027207 per share each, which will be paid on May 31, 2013 to shareholders of record on May 15, 2013 and May 30, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        The Company expects that for a period of time following commencement of its continuous public offering, which time period may be significant, substantial portions of the Company's distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

that no portion of the Company's distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company's investment performance and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company's future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the three months ended March 31, 2013 and 2012, if Franklin Square Holdings had not reimbursed certain of the Company's expenses, 0% and 45%, respectively, of the cash distributions paid during the respective periods would have been funded from offering proceeds or borrowings.

        The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common shares during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	12,496	100%	649	36%
Capital gains proceeds from the sale of assets	—	—	339	19%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	801	45%

Total	$12,496	100%	$1,789	100%

(1)
During the three months ended March 31, 2013 and 2012, 98% and 84%, respectively, of the Company's gross investment income was attributable to cash interest earned and 2% and 16%, respectively, was attributable to non-cash accretion of discount.

        The Company's net investment income on a tax basis for the three months ended March 31, 2013 and 2012 was $13,821 and $1,450, respectively. As of March 31, 2013, the Company had $1,325 of undistributed tax-basis net investment income. As of March 31, 2012, the Company distributed all of its tax-basis net investment income earned as of March 31, 2012.

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

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
GAAP-basis net investment income	$8,959	$1,540
Income on limited partnership interest	(646)	(657)
Tax-basis deferral and amortization of organization costs	(6)	(6)
Reversal of incentive fee accrual on unrealized gains	2,861	436
Tax-basis net investment income portion of total return swap payments	2,639	119
Accretion of discount on total return swap	14	18

Tax-basis net investment income	$13,821	$1,450

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

        The following table reflects the share distribution that the Company has declared on its common shares through March 31, 2013:

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        As of March 31, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2013 (Unaudited)	December 31, 2012
Distributable ordinary income net of distributions received on limited partnership interest	$2,785	$171
Distribution receivable on limited partnership interest	287	270
Incentive fee accrual on unrealized gains	(8,390)	(5,529)
Unamortized organization costs	(309)	(315)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	43,180	28,451

	$37,553	$23,048

(1)
As of March 31, 2013 and December 31, 2012, the gross unrealized appreciation on the Company's investments and total return swap and gain on foreign currency was $43,277 and $29,698, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $97 and $1,247, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $818,909 and $675,823 as of March 31, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company's TRS with Citibank, N.A., or Citibank, was $43,180 and $28,451 as of March 31, 2013 and December 31, 2012, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$199,955	$206,804	24%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	92,655	95,031	11%	71,607	73,451	10%
Senior Secured Bonds	39,207	42,123	5%	33,366	35,158	5%
Subordinated Debt	443,054	465,358	54%	332,214	345,849	49%
Equity/Other	45,425	47,100	6%	44,810	45,962	7%

	$820,296	$856,416	100%	$677,919	$701,172	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012 to include, on a look-through basis, the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $192,645 and $197,255, respectively, as of March 31, 2013 and $131,632 and $133,482, respectively, as of December 31, 2012.

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$325,375	$334,672	32%	$291,951	$298,125	36%
Senior Secured Loans—Second Lien	132,215	135,680	13%	90,725	92,885	11%
Senior Secured Bonds	51,387	54,758	5%	38,366	40,333	5%
Subordinated Debt	458,539	481,461	46%	343,699	357,349	43%
Equity/Other	45,425	47,100	4%	44,810	45,962	5%

	$1,012,941	$1,053,671	100%	$809,551	$834,654	100%

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

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013, the Company had two such investments with an aggregate unfunded commitment of $36,500. As of December 31, 2012, the Company had one such investment with an unfunded commitment of $10,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$371,273	43%	$335,486	48%
Midstream	134,879	16%	60,675	9%
Downstream	3,076	0%	2,978	0%
Service & Equipment	207,008	24%	159,268	23%
Power	140,180	17%	142,765	20%

Total	$856,416	100%	$701,172	100%

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

        As of March 31, 2013 and December 31, 2012, the Company's investments were categorized as follows in the fair value hierarchy:

	March 31, 2013 (Unaudited)		December 31, 2012
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	856,416	5,731	701,172	3,141

	$856,416	$5,731	$701,172	$3,141

        The Company's investments as of March 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. Three senior secured loan investments and one subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The following is a reconciliation for the three months ended March 31, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2013
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$200,752	$73,451	$35,158	$345,849	$45,962	$701,172
Accretion of discount (amortization of premium)	675	218	(17)	(92)	(385)	399
Net realized gain (loss)	135	(52)	—	(422)	—	(339)
Net change in unrealized appreciation (depreciation)	2,019	532	1,124	8,669	523	12,867
Purchases	15,006	35,173	5,858	121,172	1,000	178,209
Sales and redemptions	(11,783)	(14,291)	—	(9,818)	—	(35,892)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$206,804	$95,031	$42,123	$465,358	$47,100	$856,416

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,283	$1,138	$1,124	$8,214	$523	$13,282

	For the Three Months Ended March 31, 2012
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642
Accretion of discount (amortization of premium)	28	18	6	(10)	395	437
Net realized gain	18	—	312	—	—	330
Net change in unrealized appreciation (depreciation)	911	211	75	522	123	1,842
Purchases	23,157	—	—	35,844	20,536	79,537
Sales and redemptions	(4,414)	(4)	(4,236)	(20,000)	(12)	(28,666)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$42,420	$5,802	$1,032	$52,145	$43,723	$145,122

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$875	$211	$91	$522	$123	$1,822

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of March 31, 2013 were as follows:

Type of Investment	Fair Value at March 31, 2013 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$90,750	Market Comparables	Market Yield (%)	7.8% - 8.5%	8.1%
Subordinated Debt	$68,600	Market Comparables	Market Yield (%)	8.3% - 8.8%	8.5%
Equity/Other	$47,100	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Production Multiples (Mmb/d)	$1,255.0 - $1,305.0	$1,280.0
			Proved Reserves Multiples (Mmboe)	$4.0x - $4.5x	$4.3x
			PV-10 Multiples (x)	0.1x - 0.2x	0.2x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 17.3%	12.1%
		Option Valuation Model	Volatility (%)	36.0%	36.0%

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. The TRS was valued in accordance with the TRS Agreement as discussed above. As of March 31, 2013, $36,500 of the senior secured loans-first lien investments consisted of unfunded loan commitments.

(2)
For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of December 31, 2012 were as follows:

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$45,000	Market Comparables	Market Yield (%)	8.0%	8.0%
Equity/Other	$45,962	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
		Discounted Cash Flow	Discount Rate (%)	12.0% - 17.3%	15.2%
		Option Valuation Model	Volatility (%)	44.0%	44.0%

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

  Note 8. Financing Arrangements

          The following table presents summary information with respect to the Company's outstanding financing arrangements as of March 31, 2013. For additional information regarding these financing facilities, please see the notes to the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Total Return Swap	TRS	L + 1.30%	$192,645	$7,355	N/A(1)
Credit Facility	Revolving	L + 1.60% to 1.85%	$187,232	$52,768	June 24, 2013

(1)
The TRS may be terminated by either party, in whole or in part, upon prior written notice to the other party.

  Total Return Swap

        On August 11, 2011, the Company's wholly-owned, special purpose financing subsidiary, EP Investments, entered into the TRS with Citibank. On May 11, 2012, EP Investments entered into an amendment to the TRS to increase the maximum market value of the aggregate amount of assets which may be subject to the TRS from $25,000 to $100,000; and on October 11, 2012, EP Investments entered into a second amendment to the TRS to increase this amount from $100,000 to $200,000.

        Under the TRS, EP Investments receives from Citibank all interest and fees payable in respect of the assets included in the TRS. EP Investments pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.30% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such asset or pay to Citibank any depreciation in the value of such asset.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of assets subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying asset in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the asset in the open market. Citibank reports the mark-to-market values of the underlying assets to EP Investments. As of March 31, 2013 and December 31, 2012, the fair value of the TRS was $5,731 and $3,141, respectively. The fair value of the TRS is reflected as unrealized appreciation on total return swap on the Company's consolidated balance sheets. The change in value of the TRS is reflected in the Company's consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2013, EP Investments had selected 30 underlying assets with a total notional amount of $192,645 and posted $76,276 in cash collateral held by Citibank (of which only $76,195 was required to be posted), which is reflected in due from counterparty on the Company's consolidated balance sheets. As of December 31,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

2012, EP Investments had selected 22 underlying assets with a total notional amount of $131,632 and posted $56,876 in cash collateral held by Citibank (of which only $53,565 was required to be posted), which is reflected in due from counterparty on the Company's consolidated balance sheets.

        The Company incurred costs of $16 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheets. As of March 31, 2013, all of such deferred financing costs have been amortized to interest expense.

        For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by EP Investments under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

        Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        The following is a summary of the underlying assets subject to the TRS as of March 31, 2013:

Underlying Asset(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Alon USA Energy, Inc., L+800, 1.3% LIBOR Floor, 11/13/18(2)	Downstream	$3,948	$4,312	$364
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17	Service & Equipment	9,458	9,848	390
Brand Energy & Infrastructure Services, Inc., L+975, 1.3% LIBOR Floor, 10/23/19	Service & Equipment	1,920	1,990	70
Brock Holdings III, Inc., L+450, 1.5% LIBOR Floor, 3/16/17	Service & Equipment	2,826	2,840	14
Buffalo Gulf Coast Terminals LLC, L+400, 1.3% LIBOR Floor, 10/31/17	Midstream	6,670	6,719	49
Chaparral Energy Inc., 7.6%, 11/15/22	Upstream	11,485	11,968	483
Dynegy Midwest Generation LLC (CoalCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	6,016	6,124	108
Dynegy Power, LLC (GasCo), L+775, 1.5% LIBOR Floor, 8/5/16	Power	3,974	3,970	(4)
EMG Utica, LLC, L+375, 1.0% LIBOR Floor, 3/27/20	Midstream	7,828	7,897	69
Everest Acquisition LLC, L+400, 1.0% LIBOR Floor, 4/24/18	Upstream	8,558	8,629	71
Hudson Products Holdings Inc., L+575, 1.3% LIBOR Floor, 6/7/17	Service & Equipment	2,312	2,346	34
La Paloma Generating Co., LLC, L+550, 1.5% LIBOR Floor, 8/25/17	Power	1,628	1,712	84
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19	Power	2,116	2,140	24
McJunkin Red Man Corp., L+500, 1.3% LIBOR Floor, 11/8/19(2)	Service & Equipment	9,471	9,674	203
Northern Tier Energy LLC, 7.1%, 11/15/20(2)	Downstream	5,000	5,300	300
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18	Power	9,850	10,113	263
Permian Tank & Manufacturing, Inc., 10.5%, 9/15/17	Service & Equipment	5,000	5,150	150
Ryerson Inc., 9.0%, 10/15/17	Service & Equipment	2,180	2,185	5
Sabine Oil & Gas LLC, L+750, 1.3% LIBOR Floor, 12/31/18	Upstream	9,900	10,231	331
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18	Upstream	12,367	12,492	125
Star West Generation LLC, L+400, 1.0% LIBOR Floor, 3/13/20	Power	11,392	11,583	191
Tallgrass Operations, LLC, L+400, 1.3% LIBOR Floor, 11/13/18	Midstream	9,875	10,156	281
Tervita Corp., 8.0%, 11/15/18(2)	Service & Equipment	4,000	4,135	135
Topaz Power Holdings, LLC, L+400, 1.3% LIBOR Floor, 2/26/20	Power	7,770	7,967	197
UTEX Industries, Inc., L+550, 1.5% LIBOR Floor, 12/15/16	Service & Equipment	4,456	4,440	(16)
W3 Co., L+450, 1.3% LIBOR Floor, 3/13/20	Service & Equipment	4,450	4,502	52
W3 Co., L+800, 1.3% LIBOR Floor, 9/13/20	Service & Equipment	5,473	5,611	138
Westway Group, LLC, L+400, 1.0% LIBOR Floor, 2/27/20	Service & Equipment	8,955	9,068	113
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(2)	Service & Equipment	3,867	3,828	(39)
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20	Service & Equipment	9,900	10,325	425

Total		$192,645	$197,255	4,610

	Total TRS Accrued Income and Liabilities:			1,121

	Total TRS Fair Value:			$5,731

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

Note 8. Financing Arrangements (continued)

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

  Credit Facility

        On June 24, 2011, the Company's wholly-owned, special purpose financing subsidiary, FSEP Funding, entered into a credit facility, or the credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. FSEP Funding and Deutsche Bank have entered into subsequent amendments to the credit facility, most recently on October 18, 2012, to increase the amount available thereunder. As of March 31, 2013 the credit facility provided for borrowings of up to $240,000 on a committed basis.

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

Note 8. Financing Arrangements (continued)

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

        As of March 31, 2013 and December 31, 2012, $187,232 and $185,232, respectively, was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $700 in connection with obtaining and amending the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of March 31, 2013, $158 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility as of March 31, 2013 was 2.07% per annum. Interest is paid quarterly in arrears and commenced November 20, 2011. The Company recorded interest expense of $1,242 and $263 for the three months ended March 31, 2013 and 2012, respectively, of which $167 and $36, respectively, related to the amortization of deferred financing costs and $107 and $20, respectively, related to commitment fees on the unused portion of the credit facility. The Company paid $1,032 and $173 in interest expense for the three months ended March 31, 2013 and 2012, respectively. The average borrowings under the credit facility for the three months ended March 31, 2013 and 2012 were $186,543 and $39,325 with a weighted average interest rate of 2.30% and 2.31%, respectively, which includes commitment fees on the unused portion of the credit facility.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

        The following is a schedule of financial highlights of the Company for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three Months Ended March 31, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:(1)
Net asset value, beginning of period	$9.34	$8.74
Results of operations(2)
Net investment income (loss)	0.12	0.33
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.24	1.05

Net increase (decrease) in net assets resulting from operations	0.36	1.38

Shareholder distributions(3)
Distributions from net investment income	(0.16)	(0.49)
Distributions from net realized gain on investments	—	(0.10)
Distributions on account of limited partnership interest	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.16)	(0.63)

Capital share transactions
Issuance of common shares(4)	0.01	0.02
Offering costs(2)	(0.02)	(0.12)
Reimbursement to investment adviser(2)	—	(0.07)
Capital contributions of investment adviser(2)	—	0.02

Net increase (decrease) in net assets resulting from capital share transactions	(0.01)	(0.15)

Net asset value, end of period	$9.53	$9.34

Shares outstanding, end of period	87,444,533	64,524,909

Total return(5)	3.75%	14.07%

Ratio/Supplemental Data:
Net assets, end of period	$832,923	$602,889

Ratio of net investment income to average net assets(6)	1.26%	3.64%

Ratio of accrued capital gains incentive fees to average net assets(6)	0.51%	2.30%

Ratio of subordinated income incentive fees to average net assets(6)	0.11%	—

Ratio of interest expense to average net assets(6)	0.17%	0.77%

Ratio of operating expenses to average net assets(6)	1.68%	7.09%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(0.51%)
Ratio of expense recoupment payable to sponsor to average net assets(6)	—	0.51%

Ratio of net operating expenses to average net assets(6)	1.68%	7.09%

Portfolio turnover(7)	4.57%	75.24%

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

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous public offering and pursuant to the Company's distribution reinvestment plan. The issuance of common shares at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company's repurchases of common shares is a reduction to net asset value of less than $0.01 per share during the applicable period.

(5)
The total return for the three months ended March 31, 2013 was calculated by taking the net asset value per share as of March 31, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company's investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

(6)
Weighted average net assets during the three months ended March 31, 2013 and the year ended December 31, 2012 was used for this calculation. Ratios are not annualized.

(7)
Portfolio turnover is not annualized.

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

        Originated/Proprietary Transactions:    We intend to leverage our relationship with GSO and their global sourcing and origination platform to identify proprietary investment opportunities. We define proprietary investments as any investment originated or structured specifically for us or made by us that was not generally available to the broader market. Proprietary investments may include both debt and equity components, although we do not expect to make equity investments (other than incomeoriented equity investments) independent of having an existing credit relationship. We believe proprietary transactions may offer attractive investment opportunities as they typically offer higher returns than broadly syndicated transactions.

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

  Expenses

        Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fees compensate FS Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FS Advisor is responsible for compensating our investment sub-adviser.

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2012.

Portfolio Investment Activity for the Three Months Ended March 31, 2013 and for the Year Ended December 31, 2012

        During the three months ended March 31, 2013, we made investments in portfolio companies totaling $178,209. During the same period, we sold investments totaling $1,810 and received principal repayments of $34,082. As of March 31, 2013, our investment portfolio, with a total fair value of

$856,416 consisted of interests in 69 portfolio companies (24% in first lien senior secured loans, 11% in second lien senior secured loans, 5% in senior secured bonds, 54% in subordinated debt and 6% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $389.5 million. As of March 31, 2013, the investments in our portfolio were purchased at a weighted average price of 98.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 78.5% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.5% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of March 31, 2013. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular semi-monthly cash distribution rate of $0.026953 per share as of March 31, 2013 and our public offering price of $10.60 per share as of such date, the annualized distribution rate to shareholders as of March 31, 2013 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

        During the year ended December 31, 2012, we made investments in portfolio companies totaling $826,011. During the same period, we sold investments totaling $175,782 and received principal repayments of $68,410. As of December 31, 2012, our investment portfolio, with a total fair value of $701,172, consisted of interests in 64 portfolio companies (29% in first lien senior secured loans, 10% in second lien senior secured loans, 5% in senior secured bonds, 49% in subordinated debt and 7% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $504.1 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 97.6% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 86.8% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale and our estimated gross annual portfolio yield, prior to leverage, was 9.7% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2012. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular semi-monthly cash distribution rate of $0.026824 per share as of December 31, 2012 and our public offering price of $10.40 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2012 was 6.19%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$199,955	$206,804	24%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	92,655	95,031	11%	71,607	73,451	10%
Senior Secured Bonds	39,207	42,123	5%	33,366	35,158	5%
Subordinated Debt	443,054	465,358	54%	332,214	345,849	49%
Equity/Other	45,425	47,100	6%	44,810	45,962	7%

	$820,296	$856,416	100%	$677,919	$701,172	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our consolidated financial statements contained in this quarterly report on Form 10-Q. The investments underlying the TRS had a notional amount and market value of $192,645 and $197,255, respectively, as of March 31, 2013 and $131,632 and $133,482, respectively, as of December 31, 2012.

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$325,375	$334,672	32%	$291,951	$298,125	36%
Senior Secured Loans—Second Lien	132,215	135,680	13%	90,725	92,885	11%
Senior Secured Bonds	51,387	54,758	5%	38,366	40,333	5%
Subordinated Debt	458,539	481,461	46%	343,699	357,349	43%
Equity/Other	45,425	47,100	4%	44,810	45,962	5%

	$1,012,941	$1,053,671	100%	$809,551	$834,654	100%

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

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013, we had two such investments with an aggregate unfunded commitment of $36,500. As of December 31, 2012, we had one such investment with an unfunded commitment of $10,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$371,273	43%	$335,486	48%
Midstream	134,879	16%	60,675	9%
Downstream	3,076	0%	2,978	0%
Service & Equipment	207,008	24%	159,268	23%
Power	140,180	17%	142,765	20%

Total	$856,416	100%	$701,172	100%

        As of March 31, 2013 and December 31, 2012, approximately 49% and 49%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order or an opportunistic or event driven investment. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$169,950	20%	$80,962	11%
Anchor Orders	189,957	22%	195,411	28%
Event Driven	—	—	—	—
Opportunistic	59,307	7%	68,745	10%
Broadly Syndicated/Other	437,202	51%	356,054	51%

Total	$856,416	100%	$701,172	100%

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan-full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment-some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$58,456	7%	$34,149	5%
2	769,498	90%	636,590	91%
3	—	—	3,677	1%
4	28,462	3%	26,756	3%
5	—	—	—	—

	$856,416	100%	$701,172	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

  Comparison of the Three Months Ended March 31, 2013 and 2012

  Revenues

        We generated investment income of $20,911 and $2,718 for the three months ended March 31, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments and dividends and other distributions earned on equity securities in our portfolio. Such revenues represent $20,512 and $2,281 of cash income earned as well as $399 and $437 in non-cash portions relating to accretion of discount, accrual of limited partnership income and paid-in-kind interest for the three months ended March 31, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

  Expenses

        Our total operating expenses were $11,952 and $1,979 for the three months ended March 31, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FS Advisor of $4,711 and $775 for the three months ended March 31, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FS Advisor of $453 and $62 for the three months ended March 31, 2013 and 2012, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2013, we accrued a subordinated incentive fee on income of $753 based upon the performance of our portfolio. We did not accrue any subordinated incentive fee on income during the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we accrued capital gains incentive fees of $3,610 and $519, respectively, based on the performance of our portfolio of which $2,861 and $436, respectively, was based on unrealized gains and $749 and $83, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $1,242 and $269 for the three months ended March 31, 2013 and 2012, respectively, relating to our credit facility and the amortization of deferred financing costs incurred in connection with such credit facility and the establishment of our TRS. For the three months ended March 31, 2013 and 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $140 and $38, respectively, and fees and expenses incurred with our share transfer agent totaled $400 and $59, respectively.

        Our other general and administrative expenses totaled $643 and $257 for the three months ended March 31, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended March 31,
	2013	2012
Expenses associated with our independent audit and related fees	$75	$84
Compensation of our chief compliance officer	10	12
Legal fees	200	31
Printing fees	14	14
Insurance expense	29	20
Trustee fees	200	82
Other	115	14

Total	$643	$257

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three months ended March 31, 2013 and 2012, the ratio of our operating expenses to our average net assets was 1.68% and 2.04%, respectively. For the three months ended March 31, 2012, the ratio of our net operating expenses to our average net assets, which includes $801 of expense reimbursements from Franklin Square Holdings, was 1.21%. During the three months ended March 31, 2013 and 2012, our ratio of net operating expenses to average net assets included $1,242 and $269, respectively, related to interest expense and $4,363 and $519, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 0.89% and 1.23% for the three months ended March 31, 2013 and 2012, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors. As the size of our asset base and number of investors have grown, our general and administrative expenses increased accordingly. Legal fees increased with the increase in the number of filing and the number of shareholders.

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

        During the three months ended March 31, 2012, we accrued $801 for reimbursements that Franklin Square Holdings had agreed to pay. As of March 31, 2013, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. There were no amounts accrued during the three months ended March 31, 2013 and 2012, for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, $984 of which was paid to Franklin Square Holdings during the three months ended March 31, 2013 and $99 of which remained payable by us as of March 31, 2013.

  Net Investment Income

        Our net investment income totaled $8,959 ($0.12 per share) and $1,540 ($0.14 per share) for the three months ended March 31, 2013 and 2012, respectively.

  Net Realized Gains or Losses

        We sold investments and received principal repayments of $1,810 and $34,082, respectively, during the three months ended March 31, 2013, from which we realized a net loss of $339. During the three months ended March 31, 2013, we earned $2,919 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $10 from settlements on foreign currency. We sold investments and received principal repayments of $28,666 during the three months ended March 31, 2012, from which we realized net gains of $330. We earned $119 from periodic net settlement payments on our TRS which are reflected as realized gains and $9 from settlements on foreign currency.

  Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended March 31, 2013 and 2012, the net change in unrealized appreciation (depreciation) on investments totaled $12,867 and $1,842, respectively; net change in unrealized appreciation (depreciation) on our TRS was $2,590 and $300, respectively; and the net change in unrealized gain (loss) on foreign currency was $(5) and $3, respectively. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2013 was primarily driven by a continuation of the tightening of credit spreads that occurred during 2012. The net change in unrealized appreciation (depreciation) on our investments during each of the three months ended March 31, 2013 and 2012 was primarily driven by a general strengthening in the credit markets during the prior period and continued tightening of credit spreads in the first quarter of 2013.

  Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended March 31, 2013 and 2012, the net increase (decrease) in net assets resulting from operations was $27,001 ($0.36 per share) and $4,143 ($0.38 per share), respectively.

Financial Condition, Liquidity and Capital Resources

  Overview

        As of March 31, 2013, we had $102,225 in cash, which we hold in a custodial account, and $76,276 in cash held as collateral by Citibank under the terms of the TRS. In addition, we had $52,768 in borrowings available under the credit facility and $7,355 available under the TRS as of March 31, 2013. Below is a summary of our outstanding financing facilities as of March 31, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Total Return Swap	TRS	L + 1.30%	$192,645	$7,355	N/A(1)
Credit Facility	Revolving	L + 1.60% to 1.85%	$187,232	$52,768	June 24, 2013

(1)
The TRS may be terminated by either party, in whole or in part, upon prior written notice to the other party.

        During the three months ended March 31, 2013, we sold 22,943,873 common shares for gross proceeds of $236,934 at an average price per share of $10.33. The gross proceeds received during the three months ended March 31, 2013 include reinvested shareholder distributions of $6,971 for which we issued 738,729 common shares. During the three months ended March 31, 2013, we also incurred offering costs of $1,200 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $19,977 for the three months ended March 31, 2013. These sales commissions and fees include $4,175 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through May 14, 2013, we have sold 98,009,157 common shares (as adjusted for share distributions) for gross proceeds of $992,973. As of May 14, 2013, we have raised total gross proceeds of $1,013,177, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of May 14, 2013, we have sold an aggregate of 3,246,415 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,110 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        The following table sets forth the number of common shares repurchased by us under our share repurchase program during the three months ended March 31, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228

        On April 1, 2013, we repurchased 82,689 common shares (representing 100% of common shares tendered for repurchase) at $9.540 per share for aggregate consideration totaling $789.

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

        Under the TRS, EP Investments receives from Citibank all interest and fees payable in respect of the assets included in the TRS. EP Investments pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, EP Investments will either receive from Citibank the appreciation in the value of such asset or pay to Citibank any depreciation in the value of such asset.

        The value of the TRS is based primarily on the valuation of the underlying portfolio of assets subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying asset in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the asset in the open market. Citibank reports the mark-to-market values of the underlying assets to EP Investments. As of March 31, 2013 and December 31, 2012, the fair value of the TRS was $5,731 and $3,141, respectively. The fair value of the TRS is reflected as unrealized appreciation on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2013, EP Investments had selected 30 underlying assets with a total notional amount of $192,645 and posted $76,276 in cash collateral held by Citibank (of which only $76,195 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2012, EP Investments had selected 22 underlying assets with a total notional amount of $131,632 and posted $56,876 in cash collateral held by Citibank (of which only $53,565 was required to be posted), which is reflected in due from counterparty on our consolidated balance sheets.

        We incurred costs of $16 in connection with obtaining the TRS, which we have recorded as deferred financing costs on its consolidated balance sheets. As of March 31, 2013, all of such deferred financing costs have been amortized to interest expense.

        For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by EP Investments under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

        Further, for purposes of Section 55(a) under the 1940 Act, we treat each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

  Credit Facility

        On June 24, 2011, FSEP Funding entered into the credit facility with Deutsche Bank. Deutsche Bank is the sole lender and serves as administrative agent under the credit facility. FSEP Funding and Deutsche Bank have entered into subsequent amendments to the credit facility, most recently on October 18, 2012, to increase the amount available thereunder. As of March 31, 2013 the credit facility provided for borrowings of up to $240,000 on a committed basis.

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

        As of March 31, 2013 and December 31, 2012, $187,232 and $185,232, respectively, was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $700 in connection with obtaining and amending the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of March 31, 2013, $158 of such deferred financing costs have yet to be amortized to interest expense.

        The effective interest rate under the credit facility as of March 31, 2013 was 2.07% per annum. Interest is paid quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $1,242 and $263 for the three months ended March 31, 2013 and 2012, respectively, of which $167 and $36, respectively, related to the amortization of deferred financing costs and $107 and $20, respectively, related to commitment fees on the unused portion of the credit facility. We paid $1,032 and $173 in interest expense for the three months ended March 31, 2013 and 2012, respectively. The average borrowings under the credit facility for the three months ended March 31, 2013 and 2012 were $186,543 and $39,325 with a weighted average interest rate of 2.30% and 2.31%, respectively, which includes commitment fees on the unused portion of the credit facility.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of May 14, 2013, we have sold an aggregate of 3,246,415 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,110 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the three months ended March 31, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
Fiscal 2013
March 31, 2013	$0.1617	$12,496

(1)
The per share distribution has been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed in Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

        On April 9, 2013, our board of trustees declared a regular semi-monthly cash distribution of $0.026953 per share payable to shareholders of record on April 15, 2013 and a regular semi-monthly cash distribution of $0.027207 per share payable to shareholders of record on April 29, 2013, both of which were paid on April 30, 2013. On May 1, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027207 per share each, which will be paid on May 31, 2013 to shareholders of record on May 15, 2013 and May 30, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the three months ended March 31, 2013 and 2012, if Franklin Square Holdings had not reimbursed certain of our expenses, 0% and 45%, respectively, of the cash distributions paid during the respective periods would have been funded from offering proceeds or borrowings.

        The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common shares during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	12,496	100%	649	36%
Capital gains proceeds from the sale of assets	—	—	339	19%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	801	45%

Total	$12,496	100%	$1,789	100%

(1)
During the three months ended March 31, 2013 and 2012, 98% and 84%, respectively, of our gross investment income was attributable to cash interest earned and 2% and 16%, respectively, was attributable to non-cash accretion of discount.

        Our net investment income on a tax basis for the three months ended March 31, 2013 and 2012 was $13,821 and $1,450, respectively. As of March 31, 2013, we had $1,325 of undistributed tax-basis net investment income. As of March 31, 2012, we distributed all of our tax-basis net investment income earned as of March 31, 2012.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding share distributions declared on our common shares and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2013 and 2012.

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

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

        Our investments as of March 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such service. Three senior secured loan investments and one subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of trustees review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see "—Financial Condition, Liquidity and Capital Resources—Total Return Swap."

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

  Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as fee income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

        In addition, we have historically treated all net settlement payments received by us pursuant to our TRS (which is described more fully in Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q), as realized capital gains and have included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the Staff has recently informed us that it is their interpretation of the applicable language in the Advisers Act that we should "look through" the TRS in calculating our capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor has voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of March 31, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology.

  Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor will receive 20.0% of pre-incentive fee net investment income.

  Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2013 and 2012, we incurred $4,711 and $775, respectively, in base management fees and $453 and $62, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended March 31, 2013, we accrued a subordinated incentive fee on income of $753 based on the performance of our portfolio and paid FS Advisor $0 in respect of such fee. As of March 31, 2013, a subordinated incentive fee on income of $753 was payable to FS Advisor. As of December 31, 2012, we had accrued capital gains incentive fees of $6,482 based on the performance of our portfolio, of which $5,529 was based on unrealized gains and $953 was based on realized gains. During the three months ended March 31, 2013, we paid $858 in capital gains incentive fees to FS Advisor and accrued capital gains incentive fees of $3,610 based on the performance of our portfolio, of which $2,861 was based on unrealized gains and $749 was based on realized gains. During the three months ended March 31, 2012, we accrued capital gains incentive fees of $519 based on the performance of our portfolio, of which $436 was based on unrealized gains and $83 was based on realized gains. As of March 31, 2013, we had accrued $9,234 in capital gains incentive fees, of which only $844 was based on realized gains and was payable to FS Advisor.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the credit facility between FSEP Funding and Deutsche Bank at March 31, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowing(1)	$187,232	$187,232	—	—	—

(1)
At March 31, 2013, $52,768 remained unused under the credit facility. All amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable on June 24, 2013.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

  Compensation of the Dealer Manager and Investment Adviser

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from thirdparty providers known to be available. In addition, our board of trustees considers whether any single thirdparty service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

        Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we satisfied the minimum offering requirement. Since inception through March 31, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the three months ended March 31, 2013 and 2012, we paid total reimbursements of $0 and $1,022, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of March 31, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2013 and 2012:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$4,711	$775
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$3,610	$519
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$753	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$453	$62
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$4,175	$1,276

(1)
During the three months ended March 31, 2013 and 2012, $3,171 and $0, respectively, in base management fees were paid to FS Advisor. Of the $5,062 in base management fees accrued and payable as of March 31, 2013, it is intended that the entire amount will be paid to FS Advisor.

(2)
During the three months ended March 31, 2013 and 2012, we accrued capital gains incentive fees of $3,610 and $519, respectively, based on the performance of our portfolio, of which $2,861 and $436, respectively, was based on unrealized gains and $749 and $83, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, $953 in capital gains incentive fees were payable by us to FS Advisor, $858 of which was paid to FS Advisor during the three months ended March 31, 2013. We did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the three months ended March 31, 2012.

(3)
During the three months ended March 31, 2013, we accrued a subordinated incentive fee on income of $753 based upon the performance of our portfolio. As of March 31, 2013, a subordinated incentive fee on income of $753 was payable to FS Advisor.

(4)
During the three months ended March 31, 2013 and 2012, $326 and $51, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $237 in administrative services expenses to FS Advisor during the three months ended March 31, 2013. We did not pay any amounts to FS Advisor in respect of such fee for the three months ended March 31, 2012.

(5)
Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of approximately $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of May 14, 2013, we have sold an aggregate of 3,246,415 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,110 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

  Potential Conflicts of Interest

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

See "—Results of Operations—Comparison of the Three Months Ended March 31, 2013 and 2012—Expense Reimbursement" for a detailed description of the expense reimbursement agreement.

        During the three months ended March 31, 2012, we accrued $801 for reimbursements that Franklin Square Holdings had agreed to pay. As of March 31, 2013, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. There were no amounts accrued during the three months ended March 31, 2013 and 2012, for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, $984 of which was paid to Franklin Square Holdings during the three months ended March 31, 2013 and $99 of which remained payable by us as of March 31, 2013.

Recent Developments

        For the period from April 1, 2013 to May 14, 2013, we sold 12,763,355 common shares for gross proceeds of $133,992 at an average price per share of $10.50.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, 35.2% of our portfolio investments (based on fair value) paid variable interest rates, 59.3% paid fixed interest rates and the remainder (5.5%) consisted of income-producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the $240 million credit facility which FSEP Funding maintains with Deutsche Bank, FSEP Funding borrows at a floating rate based on LIBOR. Under the terms of the TRS between EP Investments and Citibank, EP Investments pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of one or more assets having a maximum notional amount of $200 million or such greater amount as may be agreed to by Citibank. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$458	$(562)	$1,020	1.2%
Current LIBOR	—	—	—	—
Up 100 basis points	(1,326)	1,872	(3,198)	(3.8)%
Up 300 basis points	2,731	5,617	(2,886)	(3.4)%
Up 500 basis points	7,252	9,362	(2,110)	(2.5)%

(1)
Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, EP Investments receives from Citibank all interest payable in respect of the assets included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the assets subject to the TRS. As of March 31, 2013, 85.4% of the assets underlying the TRS (by fair value) paid variable interest rates. Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2013, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13(a)-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) or 15(d)-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the quarter ended March 31, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	24,249	$9.405	24,249	(1)
February 1 to February 28, 2013	—	—	—	—
March 1 to March 31, 2013	—	—	—	—

Total	24,249	$9.405	24,249	(1)

(1)
A description of the maximum number of common shares that may be purchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

        See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

3.1	Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 13, 2012.)
4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company's final prospectus on Form 497 (File No. 333-169679) filed on May 14, 2013.)
4.2	Amended and Restated Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 14, 2011.)
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
10.6
Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.7
Escrow Agreement, dated as of March 29, 2011, by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.8
Credit Agreement, dated as of June 24, 2011, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.9
First Amendment to Credit Agreement, dated as of May 30, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 30, 2012.)
10.10
Second Amendment to Credit Agreement, dated as of August 28, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2012.)

10.11	Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2012.)
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
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2013.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)