Form 10-Q
period 2013-06-30
FS Energy & Power Fund
filed 2013-08-14
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

        The issuer has 126,352,749 common shares of beneficial interest outstanding as of August 13, 2013.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$1,390,997 and $677,919, respectively)	$1,411,171	$701,172
Cash	89,525	48,986
Due from counterparty	—	56,876
Receivable for investments sold and repaid	87,426	9,374
Interest receivable	21,381	9,075
Receivable for common shares purchased	—	41
Deferred financing costs	1,213	325
Receivable due on total return swap(1)	—	329
Unrealized appreciation on total return swap(1)	—	3,141
Prepaid expenses and other assets	88	175

Total assets	$1,610,804	$829,494

Liabilities
Payable for investments purchased	$170,086	$25,556
Credit facility payable	353,000	185,232
Shareholder distributions payable	6,049	3,349
Management fees payable	6,654	3,522
Expense recoupment payable to sponsor(2)	—	1,083
Accrued capital gains incentive fees(3)	7,518	6,482
Administrative services expense payable	399	159
Interest payable	764	578
Trustee fees payable	240	—
Other accrued expenses and liabilities	950	644

Total liabilities	545,660	226,605

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 112,623,589 and 64,524,909 shares issued and outstanding, respectively(4)	113	65
Capital in excess of par value(5)	1,036,718	579,776
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(5)	16,167	—
Accumulated distributions in excess of net investment income(5)	(8,006)	(3,354)
Net unrealized appreciation on investments and total return swap and gain/loss on foreign currency	20,152	26,402

Total shareholders' equity	1,065,144	602,889

Total liabilities and shareholders' equity	$1,610,804	$829,494

Net asset value per common share at period end	$9.46	$9.34

(1)
See Note 8 for a discussion of the Company's total return swap agreement, which was terminated on May 24, 2013.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$23,245	$4,208	$41,188	$6,710
Fee income	927	129	3,895	345

Total investment income	24,172	4,337	45,083	7,055

Operating expenses
Management fees	6,654	1,277	11,365	2,052
Capital gains incentive fees(1)	(1,621)	(285)	1,989	234
Subordinated income incentive fees(1)	—	—	753	—
Administrative services expenses	544	139	997	201
Share transfer agent fees	475	120	875	179
Accounting and administrative fees	168	42	308	80
Interest expense	1,415	264	2,657	533
Trustee fees	199	81	399	163
Other general and administrative expenses	767	229	1,210	404

Total operating expenses	8,601	1,867	20,553	3,846
Less: Expense reimbursement from sponsor(2)	—	(631)	—	(1,432)

Net expenses	8,601	1,236	20,553	2,414

Net investment income	15,571	3,101	24,530	4,641

Realized and unrealized gain/loss
Net realized gain (loss) on investments	3,760	224	3,421	554
Net realized gain (loss) on total return swap(3)	9,817	368	12,736	487
Net realized gain (loss) on foreign currency	—	—	10	9
Net change in unrealized appreciation (depreciation) on investments	(15,946)	(2,327)	(3,079)	(485)
Net change in unrealized appreciation (depreciation) on total return swap(3)	(5,731)	311	(3,141)	611
Net change in unrealized gain (loss) on foreign currency	(25)	(6)	(30)	(3)

Total net realized and unrealized gain/loss on investments	(8,125)	(1,430)	9,917	1,173

Net increase (decrease) in net assets resulting from operations	$7,446	$1,671	$34,447	$5,814

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.07	$0.08	$0.39	$0.37

Weighted average shares outstanding	100,028,169	20,784,076	87,762,307	15,837,971

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's total return swap agreement, which was terminated on May 24, 2013.

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operations
Net investment income	$24,530	$4,641
Net realized gain (loss) on investments, total return swap and foreign currency	16,167	1,050
Net change in unrealized appreciation (depreciation) on investments	(3,079)	(485)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(3,141)	611
Net change in unrealized gain (loss) on foreign currency	(30)	(3)

Net increase (decrease) in net assets resulting from operations	34,447	5,814

Shareholder distributions(2)
Distributions from net investment income	(29,182)	(4,066)
Distributions from net realized gain on investments	—	(563)
Distributions representing tax return of capital	—	(579)

Net decrease in net assets resulting from shareholder distributions	(29,182)	(5,208)

Capital share transactions
Issuance of common shares	443,853	181,101
Reinvestment of shareholder distributions	16,554	2,271
Repurchases of common shares	(1,017)	—
Offering costs	(2,400)	(905)
Reimbursement of investment adviser(3)	—	(2,051)
Capital contributions of investment adviser	—	505

Net increase in net assets resulting from capital share transactions	456,990	180,921

Total increase in net assets	462,255	181,527
Net assets at beginning of period	602,889	67,685

Net assets at end of period	$1,065,144	$249,212

Accumulated distributions in excess of net investment income(2)	$(8,006)	$(436)

(1)
See Note 8 for a discussion of the Company's total return swap agreement, which was terminated on May 24, 2013.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$34,447	$5,814
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,056,798)	(207,590)
Proceeds from sales and repayments of investments	348,473	61,776
Net realized (gain) loss on investments	(3,421)	(554)
Net change in unrealized (appreciation) depreciation on investments	3,079	485
Net change in unrealized (appreciation) depreciation on total return swap(1)	3,141	(611)
Accretion of discount	(1,332)	(334)
Amortization of deferred financing costs	369	91
(Increase) decrease in due from counterparty	56,876	(19,651)
(Increase) decrease in receivable for overfunded investment	—	434
(Increase) decrease in receivable for investments sold and repaid	(78,052)	—
(Increase) decrease in expense reimbursement due from sponsor(2)	—	(98)
(Increase) decrease in interest receivable	(12,306)	(2,615)
(Increase) decrease in receivable due on total return swap(1)	329	106
(Increase) decrease in prepaid expenses and other assets	87	6
Increase (decrease) in payable for investments purchased	144,530	1,550
Increase (decrease) in management fees payable	3,132	931
Increase (decrease) in expense recoupment payable to sponsor(2)	(1,083)	—
Increase (decrease) in accrued capital gains incentive fees	1,036	234
Increase (decrease) in administrative services expense payable	240	(31)
Increase (decrease) in interest payable	186	28
Increase (decrease) in trustee fees payable	240	81
Increase (decrease) in other accrued expenses and liabilities	306	241

Net cash used in operating activities	(556,521)	(159,707)

Cash flows from financing activities
Issuance of common shares	443,894	181,023
Reinvestment of shareholder distributions	16,554	2,271
Repurchases of common shares	(1,017)	—
Offering costs	(2,400)	(905)
Capital contributions of investment adviser	—	505
Reimbursement of investment adviser(3)	—	(2,051)
Shareholder distributions	(26,482)	(4,198)
Borrowings under credit facilities(4)	167,768	29,482
Repayments of credit facilities	—	(14,500)
Deferred financing costs paid	(1,257)	(125)

Net cash provided by financing activities	597,060	191,502

Total increase (decrease) in cash	40,539	31,795
Cash at beginning of period	48,986	10,810

Cash at end of period	$89,525	$42,605

(1)
See Note 8 for a discussion of the Company's total return swap agreement, which was terminated on May 24, 2013.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)
See Note 8 for a discussion of the Company's credit facilities. During the six months ended June 30, 2013 and 2012, the Company paid $2,102 and $414, respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—41.6%
Alon USA Partners, L.P.	(e)(g)	Downstream	L+800	1.3%	11/26/18	$4,146	$4,327	$4,314
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	30,000	30,000	30,000
BlackBrush TexStar L.P.	(e)(f)	Midstream	L+650	1.3%	6/4/19	57,433	56,902	57,217
Boomerang Tube, LLC	(d)(e)	Service & Equipment	L+950	1.5%	10/11/17	20,155	19,945	19,953
Brock Holdings III, Inc.	(e)	Service & Equipment	L+450	1.5%	3/16/17	2,804	2,846	2,832
Buffalo Gulf Coast Terminals LLC	(e)	Midstream	L+400	1.3%	10/31/17	6,587	6,719	6,686
Cedar Bay Generating Co., L.P.		Power	L+500	1.3%	4/23/20	9,470	9,377	9,493
Consolidated Precision Products Corp.		Service & Equipment	L+375	1.0%	12/28/19	4,987	5,030	4,980
Crestwood Holdings LLC	(e)(f)	Midstream	L+600	1.0%	6/19/19	27,108	27,179	27,379
Dynegy Inc.	(e)(g)	Power	L+300	1.0%	4/23/20	4,154	4,191	4,133
EMG Utica, LLC	(e)	Midstream	L+375	1.0%	3/27/20	4,339	4,374	4,328
EP Acquisition LLC		Upstream	Prime+500	3.3%	3/31/15	750	750	750
Everest Acquisition LLC	(e)	Upstream	L+275	0.8%	5/24/18	1,528	1,543	1,518
FREIF North American Power I LLC (TLB)		Power	L+375	1.0%	3/29/19	7,235	7,235	7,244
FREIF North American Power I LLC (TLC)		Power	L+375	1.0%	3/29/19	1,332	1,332	1,334
Harvey Gulf International Marine, LLC	(e)(f)	Service & Equipment	L+450	1.0%	6/18/20	7,000	6,895	7,018
Hudson Products Holdings Inc.	(e)	Service & Equipment	L+400	1.3%	6/7/17	8,621	8,646	8,691
La Frontera Generation, LLC	(e)	Power	L+350	1.0%	9/30/20	4,252	4,286	4,228
LSP Madison Funding, LLC	(e)	Power	L+425	1.3%	6/28/19	1,759	1,784	1,775
McJunkin Red Man Corp.	(e)(g)	Service & Equipment	L+475	1.3%	10/24/19	9,543	9,745	9,611
Murray Energy Corp.		Upstream	L+375	1.0%	5/24/19	8,000	7,960	7,970
Panda Sherman Power, LLC	(d)(e)	Power	L+750	1.5%	9/14/18	10,909	11,122	11,155
Panda Temple Power, LLC (TLA)		Power	L+700	1.5%	7/17/18	15,000	14,735	15,300
Panda Temple Power, LLC (TLB)	(e)	Power	L+1000	1.5%	7/17/18	40,000	39,287	40,850
Panda Temple Power II, LLC	(e)	Power	L+600	1.3%	4/3/19	7,727	7,935	7,805
Pinnacle Operating Corp.		Service & Equipment	L+375	1.0%	11/15/18	5,669	5,669	5,674
Power Buyer, LLC		Service & Equipment	L+325	1.0%	5/6/20	8,000	8,003	7,940
Prowler Acquisition Corp.	(e)	Service & Equipment	L+475	1.0%	3/19/19	5,000	4,950	4,975

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sheridan Production Partners I-A, L.P.	(e)	Upstream	L+375	1.3%	10/1/19	$7,925	$8,003	$7,905
Sprint Industrial Holdings LLC		Service & Equipment	L+575	1.3%	5/10/19	12,071	12,041	12,162
Stallion Oilfield Holdings, Inc.	(e)(f)	Service & Equipment	L+675	1.3%	6/19/18	51,500	50,985	51,822
Star West Generation LLC	(e)(f)	Power	L+325	1.0%	3/13/20	6,975	7,029	7,014
Texas Competitive Electric Holdings Co. LLC	(d)	Power	L+450		10/10/17	40,009	27,199	28,024
Topaz Power Holdings, LLC	(e)	Power	L+400	1.3%	2/26/20	7,830	7,931	7,841
Total Safety U.S., Inc.	(e)	Service & Equipment	L+450	1.3%	3/13/20	12,934	13,140	13,015
UTEX Industries, Inc.	(e)	Service & Equipment	L+350	1.3%	4/10/20	9,257	9,372	9,230
Westway Group, LLC	(e)	Service & Equipment	L+400	1.0%	2/27/20	9,000	9,106	9,022
Willbros United States Holdings, Inc.	(e)(g)	Service & Equipment	L+750	2.0%	6/30/14	6,800	6,803	6,820

Total Senior Secured Loans—First Lien							464,376	468,008
Unfunded Loan Commitments							(24,389)	(24,389)

Net Senior Secured Loans—First Lien							439,987	443,619

Senior Secured Loans—Second Lien—32.9%
Ameriforge Group Inc.	(d)	Service & Equipment	L+750	1.3%	12/19/20	22,950	23,431	23,294
Brand Energy & Infrastructure Services, Inc.	(d)(e)(f)	Service & Equipment	L+975	1.3%	10/23/19	27,700	26,938	28,453
Brock Holdings III, Inc.	(d)(f)	Service & Equipment	L+825	1.8%	3/16/18	29,855	30,047	30,378
Consolidated Precision Products Corp.	(d)(e)	Service & Equipment	L+925	1.3%	6/28/20	20,000	20,477	21,000
EquiPower Resources Holdings, LLC	(d)(f)	Power	L+850	1.5%	6/21/19	8,000	7,862	8,220
Pinnacle Operating Corp.		Service & Equipment	L+1025	1.3%	5/15/19	500	515	515
Power Buyer, LLC	(e)	Service & Equipment	L+725	1.0%	11/6/20	7,500	7,495	7,406
Rice Drilling B LLC	(f)	Upstream	L+725	1.3%	10/25/18	65,262	64,441	65,425
Sabine Oil & Gas LLC	(d)(e)	Upstream	L+750	1.3%	12/31/18	35,702	36,631	35,702
Samson Investment Co.	(e)	Upstream	L+475	1.3%	9/25/18	12,353	12,507	12,353
Teine Energy Ltd.	(g)	Upstream	L+625	1.3%	5/17/19	16,459	16,215	16,335
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+800	1.3%	9/13/20	12,805	13,111	13,030
UTEX Industries, Inc.	(e)	Service & Equipment	L+750	1.3%	4/10/21	23,514	23,699	23,617
WildHorse Resources, LLC	(e)	Upstream	L+625	1.3%	12/13/18	64,500	63,212	64,822

Total Senior Secured Loans—Second Lien							346,581	350,550

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—7.3%
Edgen Murray Corp.	(d)(g)	Service & Equipment	8.8%		11/1/20	$2,200	$2,185	$2,211
Energy Future Intermediate Holding Co. LLC	(d)	Power	11.8%		3/1/22	12,000	12,784	13,230
Energy Future Intermediate Holding Co. LLC	(d)	Power	6.9%		8/15/17	1,100	1,100	1,126
Erickson Air-Crane Inc.	(g)	Service & Equipment	8.3%		5/1/20	10,000	10,000	9,815
Gastar Exploration USA, Inc.		Upstream	8.6%		5/15/18	3,000	3,000	2,840
Globe Luxembourg SCA	(g)	Service & Equipment	9.6%		5/1/18	10,000	9,607	9,970
Iracore International Holdings, Inc.		Service & Equipment	9.5%		6/1/18	11,500	11,794	11,673
Murray Energy Corp.		Upstream	8.6%		6/15/21	4,000	4,000	4,021
Permian Tank & Manufacturing, Inc.	(e)	Service & Equipment	10.5%		1/15/18	5,000	5,126	4,800
Prince Mineral Holding Corp.	(d)	Service & Equipment	11.5%		12/15/19	6,500	6,774	6,988
Ryerson Inc.	(e)	Service & Equipment	9.0%		10/15/17	3,300	3,484	3,383
Shale-Inland Holdings, LLC	(d)	Service & Equipment	8.8%		11/15/19	7,000	6,957	7,210

Total Senior Secured Bonds							76,811	77,267

Subordinated Debt—46.2%
Alta Mesa Holdings, L.P.	(d)	Upstream	9.6%		10/15/18	42,616	42,578	44,464
Antero Resources Finance Corp.	(d)	Upstream	9.4%		12/1/17	4,753	5,043	5,059
Approach Resources Inc.	(g)	Upstream	7.0%		6/15/21	10,000	10,000	10,123
Athlon Holdings L.P.		Upstream	7.4%		4/15/21	5,000	5,000	4,982
Aurora USA Oil & Gas, Inc.	(d)(g)	Upstream	9.9%		2/15/17	21,250	21,791	22,394
BOE Intermediate Holding Corp.		Service & Equipment	9.8% PIK		11/1/17	3,250	3,218	3,134
BreitBurn Energy Partners L.P.	(d)(g)	Upstream	7.9%		4/15/22	4,000	4,132	4,104
Chaparral Energy Inc.	(d)(e)	Upstream	7.6%		11/15/22	18,500	19,734	18,882
Chaparral Energy Inc.	(d)	Upstream	8.3%		9/1/21	4,000	4,084	4,227
CHC Helicopter S.A.	(g)	Service & Equipment	9.4%		6/1/21	6,250	6,397	6,145
Comstock Resources, Inc.	(d)(g)	Upstream	9.5%		6/15/20	10,000	9,573	10,930
Crestwood Midstream Partners L.P.	(d)(g)	Midstream	7.8%		4/1/19	10,000	10,092	10,441
CrownRock, L.P.	(d)	Upstream	7.1%		4/15/21	50,000	50,000	49,247

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
EP Energy LLC	(d)	Upstream	7.8%		9/1/22	$6,600	$6,623	$7,083
EPE Holdings LLC	(d)	Upstream	8.1%		12/15/17	6,000	5,972	6,203
Era Group Inc.	(d)(g)	Service & Equipment	7.8%		12/15/22	7,750	7,624	7,828
Everest Acquisition LLC	(d)	Upstream	9.4%		5/1/20	19,250	19,901	21,771
Foresight Energy LLC	(d)	Upstream	9.6%		8/15/17	4,000	4,106	4,280
Forest Oil Corp.	(d)(g)	Upstream	7.5%		9/15/20	5,250	5,250	4,991
Global Partners L.P.	(g)	Midstream	8.0%		2/14/18	70,000	68,018	70,000
Hercules Offshore, Inc.	(d)(f)(g)	Service & Equipment	10.5%		10/15/17	5,000	5,048	5,325
Hercules Offshore, Inc.	(g)	Service & Equipment	8.8%		7/15/21	7,000	7,000	7,000
Legacy Reserves, L.P.	(g)	Upstream	6.6%		12/1/21	9,600	9,447	9,240
Legacy Reserves, L.P.	(d)(g)	Upstream	8.0%		12/1/20	16,750	16,407	17,245
Martin Midstream Partners L.P.	(d)(g)	Midstream	7.3%		2/15/21	3,000	3,000	3,025
Memorial Production Partners, L.P.	(d)(g)	Upstream	7.6%		5/1/21	3,100	3,055	3,095
QR Energy, L.P.	(d)(g)	Upstream	9.3%		8/1/20	13,000	13,134	13,438
Rex Energy Corp.	(d)(g)	Upstream	8.9%		12/1/20	13,000	12,912	13,385
Samson Investment Co.	(d)	Upstream	9.8%		2/15/20	23,000	23,031	24,358
Sanchez Energy Corp.	(g)	Upstream	7.8%		6/15/21	4,000	4,000	3,990
Seitel, Inc.	(d)	Service & Equipment	9.5%		4/15/19	5,000	5,000	4,974
SemGroup Corp.	(g)	Midstream	7.5%		6/15/21	9,400	9,400	9,565
Sidewinder Drilling Inc.	(d)	Service & Equipment	9.8%		11/15/19	21,500	21,602	21,250
Summit Midstream Holdings, LLC	(g)	Midstream	7.5%		7/1/21	1,000	1,000	1,020
Talos Production LLC	(d)	Upstream	9.8%		2/15/18	15,000	14,860	14,345
The Kenan Advantage Group, Inc.	(d)	Service & Equipment	8.4%		12/15/18	10,250	10,420	10,660
Zachry Holdings, Inc.	(d)	Service & Equipment	7.5%		2/1/20	13,150	13,424	13,544

Total Subordinated Debt							481,876	491,747

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—4.5%(h)
BBH Operating, LLC, Common Equity	(i)(j)	Upstream	1,000	$1,000	$919
Fortune Creek Co-Invest I L.P., LP Interest	(g)(k)	Midstream	N/A	22,611	23,050
Plains Offshore Operations Inc., Preferred Equity	(d)	Upstream	20,000	21,442	23,126
Plains Offshore Operations Inc., Strike: $20.00, Warrants	(d)(j)	Upstream	405,378	689	893

Total Equity/Other				45,742	47,988

TOTAL INVESTMENTS—132.5%				$1,390,997	1,411,171

LIABILITIES IN EXCESS OF OTHER ASSETS—(32.5%)					(346,027)

NET ASSETS—100.0%					$1,065,144

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

(e)
Security or portion thereof held within EP Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, New York Branch (see Note 8).

(f)
Position or portion thereof unsettled as of June 30, 2013.

(g)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of June 30, 2013, 80.1% of the Company's total assets represented qualifying assets.

(h)
Listed investments may be treated as debt for GAAP or tax purposes.

(i)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.

(j)
Security is non-income producing.

(k)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2013.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—33.3%
Boomerang Tube, LLC	(d)	Service & Equipment	L+950	1.5%	10/11/17	$14,813	$14,384	$14,627
Crestwood Holdings LLC	(d)	Midstream	L+825	1.5%	3/26/18	21,573	21,710	22,040
Dynegy Midwest Generation LLC (CoalCo)	(d)	Power	L+775	1.5%	8/5/16	4,947	5,029	5,160
Dynegy Power, LLC (GasCo)	(d)	Power	L+775	1.5%	8/5/16	5,052	5,129	5,298
EquiPower Resources Holdings, LLC	(d)	Power	L+425	1.3%	12/21/18	1,995	2,002	2,027
FREIF North American Power I LLC (TLB)		Power	L+450	1.5%	3/29/19	2,786	2,738	2,821
FREIF North American Power I LLC (TLC)		Power	L+450	1.5%	3/29/19	440	432	446
Hudson Products Holdings Inc.		Service & Equipment	Prime+475		6/7/17	1,671	1,671	1,677
LSP Madison Funding, LLC	(d)	Power	L+425	1.3%	6/28/19	1,864	1,820	1,898
NANA Development Corp.		Service & Equipment	L+550	1.5%	7/22/16	1,646	1,620	1,636
Panda Sherman Power, LLC	(d)	Power	L+750	1.5%	9/14/18	909	896	925
Panda Temple Power, LLC (TLA)		Power	L+700	1.5%	7/17/18	15,000	14,716	15,225
Panda Temple Power, LLC (TLB)		Power	L+1000	1.5%	7/17/18	40,000	39,240	40,700
Rice Drilling B LLC		Upstream	Prime+400	4.0%	6/30/14	45,000	44,179	45,000
Star West Generation LLC	(d)	Power	L+450	1.5%	5/17/18	8,338	8,316	8,375
Tallgrass Operations, LLC	(d)	Midstream	L+400	1.3%	11/13/18	2,342	2,319	2,369
Texas Competitive Electric Holdings Co. LLC	(d)(e)	Power	L+450		10/10/17	40,009	26,229	26,756
Total Safety U.S., Inc.	(d)	Service & Equipment	L+625	1.3%	10/31/17	8,211	8,132	8,321
Willbros United States Holdings, Inc.	(d)(f)	Service & Equipment	L+750	2.0%	6/30/14	5,438	5,360	5,451

Total Senior Secured Loans—First Lien							205,922	210,752
Unfunded Loan Commitments							(10,000)	(10,000)

Net Senior Secured Loans—First Lien							195,922	200,752

Senior Secured Loans—Second Lien—12.2%
Brand Energy & Infrastructure Services, Inc.	(d)(e)	Service & Equipment	L+975	1.3%	10/23/19	23,000	22,039	22,732
Brock Holdings III, Inc.	(d)	Service & Equipment	L+825	1.8%	3/16/18	17,693	17,663	17,826
EquiPower Resources Holdings, LLC	(d)	Power	L+850	1.5%	6/21/19	8,000	7,850	8,233
Southern Pacific Resource Corp.	(d)(f)	Upstream	Prime+750		1/7/16	4,470	4,523	4,530
Venoco, Inc.		Upstream	L+700	1.5%	6/30/17	9,821	9,632	10,030
WP CPP Holdings, LLC	(d)(e)	Service & Equipment	L+925	1.3%	6/28/20	10,000	9,900	10,100

Total Senior Secured Loans—Second Lien							71,607	73,451

Senior Secured Bonds—5.8%
CEMEX Finance LLC	(d)(f)	Service & Equipment	9.4%		10/12/22	4,900	5,089	5,539
CVR Refining, LLC	(d)(f)	Downstream	6.5%		11/1/22	3,000	3,000	2,978
Edgen Murray Corp.	(d)(f)	Service & Equipment	8.8%		11/1/20	2,200	2,185	2,222
Energy Future Intermediate Holding Co. LLC	(d)	Power	6.9%		8/15/17	1,100	1,100	1,173
Energy Future Intermediate Holding Co. LLC	(d)	Power	11.8%		3/1/22	10,000	10,525	11,175
Prince Mineral Holding Corp.	(d)	Service & Equipment	11.5%		12/15/19	3,250	3,212	3,392
Ryerson Inc.		Service & Equipment	9.0%		10/15/17	1,300	1,300	1,321
Shale-Inland Holdings, LLC	(d)	Service & Equipment	8.8%		11/15/19	7,000	6,955	7,358

Total Senior Secured Bonds							33,366	35,158

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Subordinated Debt—57.4%
Alta Mesa Holdings, L.P.	(d)	Upstream	9.6%		10/15/18	$42,616	$42,577	$44,052
Antero Resources Finance Corp.	(d)	Upstream	9.4%		12/1/17	4,753	5,123	5,245
Atlas Pipeline Partners, L.P.	(d)(f)	Midstream	6.6%		10/1/20	1,300	1,300	1,353
Aurora USA Oil & Gas, Inc.	(d)(f)	Upstream	9.9%		2/15/17	21,250	21,853	22,922
BreitBurn Energy Partners L.P.	(d)(f)	Upstream	7.9%		4/15/22	4,000	4,137	4,170
Chaparral Energy Inc.	(d)	Upstream	8.3%		9/1/21	4,000	4,087	4,340
Chaparral Energy Inc.	(d)	Upstream	7.6%		11/15/22	9,000	9,299	9,450
Comstock Resources, Inc.	(d)(f)	Upstream	9.5%		6/15/20	12,000	11,463	12,744
Crestwood Midstream Partners L.P.	(d)(f)	Midstream	7.8%		4/1/19	10,000	10,098	10,413
CrownRock, L.P.		Upstream	10.0%		8/15/16	10,000	10,689	10,738
EP Energy LLC	(d)	Upstream	7.8%		9/1/22	6,600	6,624	7,054
EPE Holdings LLC	(d)	Upstream	8.1%		12/15/17	6,000	5,970	5,948
EPL Oil & Gas, Inc.	(d)(f)	Upstream	8.3%		2/15/18	3,200	3,169	3,300
Era Group Inc.	(d)(f)	Service & Equipment	7.8%		12/15/22	9,750	9,586	9,628
Everest Acquisition LLC	(d)	Upstream	9.4%		5/1/20	14,250	14,250	16,067
Foresight Energy LLC	(d)	Upstream	9.6%		8/15/17	4,000	4,117	4,260
Forest Oil Corp.	(d)(f)	Upstream	7.5%		9/15/20	5,250	5,250	5,502
GulfMark Offshore, Inc.	(d)(f)	Service & Equipment	6.4%		3/15/22	5,925	5,954	6,118
Halcón Resources Corp.	(d)(f)	Upstream	8.9%		5/15/21	11,750	11,791	12,535
Heckmann Corp.	(d)(f)	Service & Equipment	9.9%		4/15/18	5,500	5,512	5,697
Hercules Offshore, Inc.	(d)(f)	Service & Equipment	10.5%		10/15/17	5,000	5,053	5,438
Hiland Partners, L.P.	(d)	Midstream	7.3%		10/1/20	1,750	1,750	1,881
Legacy Reserves, L.P.	(d)(f)	Upstream	8.0%		12/1/20	16,750	16,390	17,169
Lone Pine Resources Canada Ltd.	(d)(f)	Upstream	10.4%		2/15/17	2,000	1,975	1,871
NRG Energy, Inc.	(d)(f)	Power	6.6%		3/15/23	6,750	6,750	7,215
NRG Energy, Inc.	(d)(f)	Power	8.3%		9/1/20	4,750	4,676	5,338
QR Energy, L.P.	(d)(f)	Upstream	9.3%		8/1/20	15,000	15,114	15,881
Quicksilver Resources Inc.	(d)(f)	Upstream	7.1%		4/1/16	2,250	2,155	1,806
Resolute Energy Corp.	(d)(f)	Upstream	8.5%		5/1/20	10,800	10,986	10,976
Rex Energy Corp.	(d)(f)	Upstream	8.9%		12/1/20	15,000	14,896	15,113
Samson Investment Co.	(d)	Upstream	9.8%		2/15/20	25,000	25,033	26,500
Sidewinder Drilling Inc.	(d)	Service & Equipment	9.8%		11/15/19	19,500	19,587	19,573
Silver II US Holdings, LLC	(d)(f)	Service & Equipment	7.8%		12/15/20	3,000	3,000	3,116
The Kenan Advantage Group, Inc.	(d)	Service & Equipment	8.4%		12/15/18	7,250	7,250	7,496
Vanguard Natural Resources, LLC	(d)(f)	Upstream	7.9%		4/1/20	4,750	4,750	4,940

Total Subordinated Debt							332,214	345,849

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—7.6%(g)
Fortune Creek Co-Invest I L.P., LP Interest	(f)(h)	Midstream	N/A	$23,345	$22,619
Plains Offshore Operations Inc., Preferred Equity	(d)	Upstream	209,227	20,776	22,370
Plains Offshore Operations Inc., Strike: $20.00, Warrants	(d)(i)	Upstream	405,378	689	973

Total Equity/Other				44,810	45,962

TOTAL INVESTMENTS—116.3%				$677,919	701,172

LIABILITIES IN EXCESS OF OTHER ASSETS—(16.3%)					(98,283)

NET ASSETS—100.0%					$602,889

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(f)	$131,632	$3,141

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

(f)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2012, 72.3% of the Company's total assets represented qualifying assets. In addition, the Company also calculated its compliance with the qualifying asset test on a "look through" basis by disregarding the value of the Company's total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor was an eligible portfolio company. On this basis, 72.5% of the Company's total assets represented qualifying assets as of December 31, 2012.

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2013, the Company had three wholly-owned financing subsidiaries, FSEP Term Funding, LLC, or FSEP Funding, EP Investments LLC, or EP Investments, and EP Funding LLC, or EP Funding, and a fourth wholly-owned subsidiary, FSEP-BBH, Inc., through which it holds its common equity interest in BBH Operating, LLC, a non-controlled and non-affiliated portfolio company. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2013. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's annual report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and consolidated schedule of

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

investments are derived from the Company's audited consolidated financial statements for the year ended December 31, 2012. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        In addition, the Company historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which is described more fully in Note 8), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should "look through" the TRS in calculating its capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of June 30, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology. On May 24, 2013, the Company terminated the TRS.

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

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2012 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2013. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	46,470,564	$486,802	20,083,838	$198,748
Reinvestment of Distributions	1,735,054	16,554	251,579	2,271

Total Gross Proceeds	48,205,618	503,356	20,335,417	201,019
Commissions and Dealer Manager Fees	—	(42,949)	—	(17,647)

Net Proceeds to Company	48,205,618	460,407	20,335,417	183,372
Share Repurchase Program	(106,938)	(1,017)	—	—

Net Proceeds from Share Transactions	48,098,680	$459,390	20,335,417	$183,372

Status of Continuous Public Offering

        Since commencing its continuous public offering and through August 13, 2013, the Company has sold 124,313,565 common shares (as adjusted for share distributions) for gross proceeds of $1,270,320. As of August 13, 2013, the Company had raised total gross proceeds of $1,290,524, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the sub-adviser to FS Advisor, in a private placement conducted in April 2011 (see Note 4). During the six months ended June 30, 2013 and 2012, the Company sold 48,205,618 and 20,335,417 common shares (as adjusted for share distributions) for gross proceeds of $503,356 and $201,019 at an average price per share of $10.50 and $9.89, respectively. The gross proceeds received during the six months ended June 30, 2013 and 2012 include reinvested shareholder distributions of $16,554 and $2,271, respectively, for which the Company issued 1,735,054 and 251,579 common shares (as adjusted for share distributions), respectively. During the period from July 1, 2013 to August 13, 2013, the Company sold 13,806,018 common shares for gross proceeds of $144,917 at an average price per share of $10.50.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $42,949 and $17,647 for the six months ended June 30, 2013 and 2012, respectively.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company's board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company's October 1, 2012 semi-monthly closing.

        The following table sets forth the number of common shares repurchased by the Company under its share repurchase program during the six months ended June 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789

        On July 1, 2013, the Company repurchased 76,858 common shares (representing 100% of common shares tendered for repurchase) at $9.675 per share for aggregate consideration totaling $744.

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

        The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company's incentive fee capital gains, which equal the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded certain of the Company's offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. Since inception through June 30, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the six months ended June 30, 2013 and 2012, the Company paid total reimbursements of $0 and $2,051, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of June 30, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2013 and 2012:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$6,654	$1,277	$11,365	$2,052
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(1,621)	$(285)	$1,989	$234
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$—	$—	$753	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$544	$139	$997	$201
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$4,747	$2,390	$8,922	$3,666

(1)
During the six months ended June 30, 2013 and 2012, $8,233 and $0, respectively, in base management fees were paid to FS Advisor. During the six months ended June 30, 2012, $1,121 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see "—Expense Reimbursement").

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

  Of the $6,654 in base management fees accrued and payable as of June 30, 2013, it is intended that the entire amount will be paid to FS Advisor.

(2)
During the three months ended June 30, 2013 and 2012, the Company reversed $1,621 and $285, respectively, of capital gains incentive fees previously accrued based on the performance of its portfolio. During the six months ended June 30, 2013 and 2012, the Company accrued capital gains incentive fees of $1,989 and $234, respectively, based on the performance of its portfolio, of which $(33) and $234, respectively, was based on unrealized gains (or a decline in unrealized gains) and $2,022 and $0, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, $953 in capital gains incentive fees were payable by the Company to FS Advisor, all of which was paid to FS Advisor during the six months ended June 30, 2013. The Company did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the six months ended June 30, 2012.

(3)
During the six months ended June 30, 2013, the Company accrued a subordinated incentive fee on income of $753 based upon the performance of its portfolio. As of June 30, 2013, all of the subordinated incentive fee on income was paid to FS Advisor.

(4)
During the six months ended June 30, 2013 and 2012, $857 and $144, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $757 and $232 in administrative services expenses to FS Advisor during the six months ended June 30, 2013 and 2012, respectively.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of approximately $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of August 13, 2013, the Company has sold an aggregate of 3,301,813 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,646 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with affiliates of FS Advisor, including FS Investment Corporation and FS Investment Corporation II and any future BDCs that are advised by FS Advisor or its affiliated investment advisers. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, the Company will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, dated as of February 14, 2012 and amended as of May 16, 2013, or, as amended, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of its net investment income for tax purposes, net capital gains and dividends and other distributions paid to the Company on account of

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

        Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income.

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company's conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

        During the six months ended June 30, 2012, the Company accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of June 30, 2013, the Company had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. There were no amounts accrued during the six months ended June 30, 2013 and 2012 for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, the Company had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the six months ended June 30, 2013. As of June 30, 2013, no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company's semi-monthly closing occurring on June 17, 2013, FS Trust purchased approximately $43 of the Company's shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.675 per share.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the six months ended June 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686

(1)
The per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        On July 1, 2013, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.027334 per share each, which were paid on July 31, 2013 to shareholders of record on July 15, 2013 and July 30, 2013, respectively. On August 8, 2013, the Company's board of trustees declared two regular semi-monthly cash distributions of $0.027334 per share each, which will be paid on August 30, 2013 to shareholders of record on August 15, 2013 and August 29, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

        The Company has adopted an "opt in" distribution reinvestment plan for its shareholders. As a result, if the Company makes a cash distribution, its shareholders will receive distributions in cash

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares.

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

        The Company expects that for a period of time following commencement of its continuous public offering, which time period may be significant, substantial portions of the Company's distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company's distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company's investment performance and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company's future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the six months ended June 30, 2013, no portion of the distributions paid during such period was funded through the reimbursement of operating expenses by Franklin Square Holdings.

        The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common shares during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	29,182	100%	2,634	51%
Capital gains proceeds from the sale of assets	—	—	563	11%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	579	11%
Expense reimbursement from sponsor	—	—	1,432	27%

Total	$29,182	100%	$5,208	100%

(1)
During the six months ended June 30, 2013 and 2012, 97% and 89%, respectively, of the Company's gross investment income was attributable to cash interest earned and 3% and 11%, respectively, was attributable to non-cash accretion of discount.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        The Company's net investment income on a tax basis for the six months ended June 30, 2013 and 2012 was $29,827 and $4,066, respectively. As of June 30, 2013, the Company had $645 of undistributed net investment income on a tax basis. As of December 31, 2012, the Company had distributed all of its net investment income on a tax basis.

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

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
GAAP-basis net investment income	$24,530	$4,641
Income on limited partnership interest	(1,274)	(1,304)
Tax-basis deferral and amortization of organization costs	(12)	(12)
Reversal of incentive fee accrual on unrealized gains	(33)	234
Tax-basis net investment income portion of total return swap payments	6,602	487
Accretion of discount on total return swap	14	20

Tax-basis net investment income	$29,827	$4,066

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

        The following table reflects the share distribution that the Company has declared on its common shares through June 30, 2013:

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

        As of June 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2013 (Unaudited)	December 31, 2012
Distributable ordinary income net of distributions received on limited partnership interest	$10,209	$171
Distribution receivable on limited partnership interest	940	270
Incentive fee accrual on unrealized gains	(5,496)	(5,529)
Unamortized organization costs	(303)	(315)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	22,963	28,451

	$28,313	$23,048

(1)
As of June 30, 2013 and December 31, 2012, the gross unrealized appreciation on the Company's investments and total return swap and gain on foreign currency was $30,424 and $29,698, respectively. As of June 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $7,461 and $1,247, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $1,388,125 and $675,823 as of June 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation on a tax basis was $22,963 as of June 30, 2013. The aggregate net unrealized appreciation on a tax basis, including the Company's TRS with Citibank, N.A., or Citibank, was $28,451 as of December 31, 2012.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$439,987	$443,619	31%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	346,581	350,550	25%	71,607	73,451	10%
Senior Secured Bonds	76,811	77,267	6%	33,366	35,158	5%
Subordinated Debt	481,876	491,747	35%	332,214	345,849	49%
Equity/Other	45,742	47,988	3%	44,810	45,962	7%

	$1,390,997	$1,411,171	100%	$677,919	$701,172	100%

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

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, the Company had two such investments with an aggregate unfunded commitment of $24,389. As of December 31, 2012, the Company had one such investment with an unfunded commitment of $10,000. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$568,915	40%	$335,486	48%
Midstream	212,711	15%	60,675	9%
Downstream	4,314	0%	2,978	0%
Service & Equipment	456,459	33%	159,268	23%
Power	168,772	12%	142,765	20%

Total	$1,411,171	100%	$701,172	100%

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

        As of June 30, 2013 and December 31, 2012, the Company's investments were categorized as follows in the fair value hierarchy:

	June 30, 2013 (Unaudited)	December 31, 2012
Valuation Inputs	Investments	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	1,411,171	701,172	3,141

	$1,411,171	$701,172	$3,141

        The Company's investments as of June 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Two senior secured loan investments and one subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

liquidation value. One subordinated debt investment, which was newly-issued and purchased near June 30, 2013, was valued at cost, as the Company's board of trustees determined that the cost of such investment was the best indication of its fair value.

        The Company's investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued its TRS in accordance with the agreements between EP Investments and Citibank which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company's valuation committee and board of trustees reviewed and approved the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company's valuation committee or board of trustees had any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the Company's TRS, see Note 8.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The following is a reconciliation for the six months ended June 30, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2013
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$200,752	$73,451	$35,158	$345,849	$45,962	$701,172
Accretion of discount (amortization of premium)	1,338	244	(46)	(136)	(68)	1,332
Net realized gain (loss)	879	(52)	236	2,358	—	3,421
Net change in unrealized appreciation (depreciation)	(1,198)	2,125	(1,336)	(3,764)	1,094	(3,079)
Purchases	440,555	299,169	56,866	259,208	1,000	1,056,798
Sales and redemptions	(198,707)	(24,387)	(13,611)	(111,768)	—	(348,473)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$443,619	$350,550	$77,267	$491,747	$47,988	$1,411,171

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$883	$2,732	$(907)	$(1,333)	$1,094	$2,469

	For the Six Months Ended June 30, 2012
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642
Accretion of discount (amortization of premium)	56	36	5	(18)	255	334
Net realized gain (loss)	135	—	312	107	—	554
Net change in unrealized appreciation (depreciation)	273	359	59	1,055	(2,231)	(485)
Purchases	72,850	13,621	—	99,931	21,188	207,590
Sales and redemptions	(30,336)	(8)	(4,236)	(26,836)	(360)	(61,776)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$65,698	$19,585	$1,015	$110,028	$41,533	$237,859

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$251	$359	$75	$1,065	$(2,231)	$(481)

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of June 30, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at June 30, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$30,750	Market Comparables	Market Yield (%)	8.0% - 8.5%	8.3%
Subordinated Debt	$70,000	Market Comparables	Market Yield (%)	7.8% - 8.3%	8.0%
Equity/Other	$47,988	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Production Multiples (Mmb/d)	$1,255.0 - $1,305.0	$1,280.0
			Proved Reserves Multiples (Mmboe)	$4.0x - $4.5x	$4.3
			PV-10 Multiples (x)	0.1x - 0.2x	0.2x
		Discounted Cash Flow	Discount Rate (%)	10.3% - 17.3%	11.5%
		Option Valuation Model	Volatility (%)	40.8%	40.8%

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One subordinated debt investment, which was newly-issued and purchased near June 30, 2013, was valued at cost, as the Company's board of trustees determined that the cost of such investment was the best indication of its fair value. As of June 30, 2013, $23,500 of the senior secured loans-first lien investments consisted of an unfunded loan commitment.

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

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,000 of the senior secured loans-first lien investment consisted of an unfunded loan commitment.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of June 30, 2013. For additional information regarding these financing facilities, please see the notes to the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
EP Funding Credit Facility	Revolving	L + 2.50%	$113,000	$62,000	May 24, 2015
FSEP Funding Credit Facility	Revolving	L + 1.80%	$240,000	$—	June 24, 2014

Total Return Swap

        On May 24, 2013, the Company's wholly-owned, special-purpose financing subsidiary, EP Investments, and Citibank entered into a Termination Acknowledgment (TRS), or the termination acknowledgment, pursuant to which EP Investments and Citibank agreed to immediately terminate the TRS Agreement and all transactions thereunder.

        The TRS was for a portfolio of senior secured floating rate loans and other debt securities with a maximum notional amount of $200,000. EP Investments received from Citibank all interest and fees payable in respect of the assets underlying the TRS. EP Investments paid to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.30% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, EP Investments either received from Citibank the appreciation in the value of such asset or paid to Citibank any depreciation in the value of such asset.

        EP Investments was permitted to terminate the TRS upon prior written notice to Citibank, and no termination fee was payable in connection with the termination of the TRS.

        Upon the termination of the TRS, the Company recognized $9,011 of gains, $2,467 of which represented periodic net settlement payments due on the TRS.

EP Funding Credit Facility

        On May 24, 2013, EP Funding, the Company's newly formed, wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the EP Funding credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The EP Funding credit facility provides for borrowings in an aggregate principal amount up to $175,000 on a committed basis.

        The Company may contribute cash or debt securities to EP Funding from time to time, subject to certain restrictions set forth in the EP Funding credit facility, and will retain a residual interest in any assets contributed through its ownership of EP Funding or will receive fair market value for any debt securities sold to EP Funding. EP Funding may purchase additional debt securities from various sources. EP Funding has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. EP Funding's obligations to Citibank under the facility are secured by a first priority security interest in substantially all of the assets of EP Funding, including its portfolio of debt securities. The obligations of EP Funding under the facility are

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in EP Funding.

        Borrowings under the EP Funding credit facility accrue interest at a rate equal to three-month LIBOR plus 2.50% per annum during the first eighteen months of the facility and three-month LIBOR plus 2.75% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of EP Funding's portfolio and a loan compliance test with respect to the initial acquisition of each debt security in EP Funding's portfolio.

        Beginning August 21, 2013, EP Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the EP Funding credit facility has not been borrowed. Outstanding borrowings under the facility will be amortized beginning six months prior to the scheduled maturity date of May 24, 2015. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015.

        As of June 30, 2013, $113,000 was outstanding under the EP Funding credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2013, $623 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the EP Funding credit facility was 2.85% per annum as of June 30, 2013. Interest is payable quarterly in arrears. The Company recorded interest expense of $134 for the three and six months ended June 30, 2013, of which $34 related to the amortization of deferred financing costs. The Company did not pay any interest expense for the six months ended June 30, 2013. The average borrowings under the facility for the period since the Company commenced borrowing thereunder to June 30, 2013 were $69,667, with a weighted average interest rate of 2.86%.

        Under the EP Funding credit facility, EP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal or interest payments within five business days of when due; (b) the insolvency or bankruptcy of EP Funding or the Company; (c) the failure of EP Funding to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as EP Funding's investment manager; and (e) GSO (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, EP Funding must pay interest at a default rate.

FSEP Funding Credit Facility

        On June 24, 2011, FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the FSEP Funding credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

2012 and October 18, 2012, FSEP Funding entered into separate amendments to the FSEP Funding credit facility, which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding entered into an additional amendment to the FSEP Funding credit facility, which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000.

        Under the FSEP Funding credit facility, the Company has transferred from time to time cash or securities to FSEP Funding as a contribution to capital and retains a residual interest in the contributed cash or securities through the Company's ownership of FSEP Funding. The Company may contribute additional cash or securities to FSEP Funding from time to time and FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to Deutsche Bank under the facility are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in FSEP Funding.

        Pricing under the FSEP Funding credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the commitments under the facility bearing interest at the rate of LIBOR plus 1.80% per annum. Beginning on June 24, 2013, FSEP became subject to a non-usage fee to the extent that the aggregate principal amount available under the facility is not borrowed. Interest under the facility is payable quarterly in arrears. Any amounts borrowed under the FSEP Funding credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

        As of June 30, 2013 and December 31, 2012, $240,000 and $185,232, respectively, was outstanding under the FSEP Funding credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,300 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the FSEP Funding credit facility. As of June 30, 2013, $590 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the FSEP Funding credit facility was 2.07% per annum as of June 30, 2013. Interest is paid quarterly in arrears and commenced November 20, 2011. The Company recorded interest expense of $1,281 and $2,523 for the three and six months ended June 30, 2013, respectively, of which $168 and $335, respectively, related to the amortization of deferred financing costs and $84 and $191, respectively, related to commitment fees on the unused portion of the facility. The Company recorded interest expense of $261 and $524 for the three and six months ended June 30, 2012, respectively, of which $46 and $82, respectively, related to the amortization of deferred financing costs and $24 and $44, respectively, related to commitment fees on the unused portion of the facility. The Company paid $2,102 and $414 in interest expense for the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the FSEP Funding credit facility for the six months ended June 30, 2013 and 2012 were $192,429 and $38,289, respectively with a weighted average interest rate of 2.27% and 2.31%, respectively, which includes commitment fees on the unused portion of the facility.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

        The following is a schedule of financial highlights of the Company for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six Months Ended June 30, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:(1)
Net asset value, beginning of period	$9.34	$8.74
Results of operations(2)
Net investment income (loss)	0.28	0.33
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.11	1.05

Net increase (decrease) in net assets resulting from operations	0.39	1.38

Shareholder distributions(3)
Distributions from net investment income	(0.33)	(0.49)
Distributions from net realized gain on investments	—	(0.10)
Distributions representing tax return of capital	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.33)	(0.63)

Capital share transactions
Issuance of common shares(4)	0.09	0.02
Repurchases of common shares(5)	—	—
Offering costs(2)	(0.03)	(0.12)
Reimbursement to investment adviser(2)	—	(0.07)
Capital contributions of investment adviser(2)	—	0.02

Net increase (decrease) in net assets resulting from capital share transactions	0.06	(0.15)

Net asset value, end of period	$9.46	$9.34

Shares outstanding, end of period	112,623,589	64,524,909

Total return(6)	4.82%	14.07%

Ratio/Supplemental Data:
Net assets, end of period	$1,065,144	$602,889

Ratio of net investment income to average net assets(7)	2.94%	3.64%

Ratio of accrued capital gains incentive fees to average net assets(7)	0.24%	2.30%

Ratio of subordinated income incentive fees to average net assets(7)	0.09%	—

Ratio of interest expense to average net assets(7)	0.32%	0.77%

Ratio of total operating expenses to average net assets(7)	2.46%	7.09%
Ratio of expenses reimbursed by sponsor to average net assets(7)	—	(0.51)%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	0.51%

Ratio of net operating expenses to average net assets(7)	2.46%	7.09%

Portfolio turnover(8)	34.82%	75.24%

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

(5)
The per share impact of the Company's repurchases of common shares is a reduction to net asset value of less than $0.01 per share during the period.

(6)
The total return for the six months ended June 30, 2013 was calculated by taking the net asset value per share as of June 30, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company's investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

(7)
Weighted average net assets during the six months ended June 30, 2013 and the year ended December 31, 2012 was used for this calculation. Ratios are not annualized.

(8)
Portfolio turnover is not annualized.

Note 10. Subsequent Events

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's newly formed, wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Energy Funding credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Energy Funding credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

        The Company may contribute cash or debt securities to Energy Funding from time to time, subject to certain restrictions set forth in the Energy Funding credit facility, and will retain a residual interest in any assets contributed through its ownership of Energy Funding or will receive fair market value for any debt securities sold to Energy Funding. Energy Funding may purchase additional debt securities from various sources. Energy Funding has appointed the Company to manage its portfolio of debt

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Subsequent Events (continued)

securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the Energy Funding credit facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in Energy Funding.

        Borrowings under the Energy Funding credit facility accrue interest at a rate equal to three-month LIBOR plus 2.40% per annum. Interest is payable quarterly in arrears. Borrowings under the facility are subject to compliance with, among other things, an overcollateralization ratio test with respect to the current value of Energy Funding's portfolio, an interest coverage ratio test with respect to the payments due under the facility and eligibility criteria with respect to the initial acquisition of each debt security in Energy Funding's portfolio.

        Energy Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the Energy Funding credit facility has not been borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Energy Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the facility.

        In connection with the credit facility, Energy Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) Energy Funding becoming an investment company required to be registered under the 1940 Act; (c) certain events of insolvency or bankruptcy of Energy Funding; (d) the resignation or removal of the Company as Energy Funding's collateral manager; (e) FS Advisor or any replacement thereof approved in writing by the majority lenders no longer serving as the investment adviser to the Company; and (f) GSO or any replacement thereof approved in writing by the majority lenders no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, the majority lenders or Natixis (acting at the discretion of the majority lenders) may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Energy Funding must pay interest at a default rate.

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

  •
  the dependence of our future success on the general economy and its effect on the industries in which we may invest;

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

        We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We expect that the size of our individual investments will generally range between $5,000 and $50,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future quarters, we do not expect our revenues to include net realized gain on total return swap or net unrealized appreciation and deprecation on total return swap as a result of the termination of our TRS on May 24, 2013.

        We principally generate revenues in the form of interest income on the debt investments we hold. We also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

        Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fees compensate FS Advisor for their work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FS Advisor is responsible for compensating our investment sub-adviser.

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

        In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

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

        Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

        The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

        Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

        During the six months ended June 30, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of June 30, 2013, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. There were no amounts accrued during the six months ended June 30, 2013 and 2012 for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the six months ended June 30, 2013. As of June 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2013 and for the Year Ended December 31, 2012

        The following table presents certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2013.

Total Portfolio Activity

Net Investment Activity	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Purchases	$878,589	$1,056,798
Sales and Redemptions	(312,581)	(348,473)

Net Portfolio Activity	$566,008	$708,325

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$425,549	48%	$440,555	42%
Senior Secured Loans—Second Lien	263,996	30%	299,169	28%
Senior Secured Bonds	51,008	6%	56,866	5%
Subordinated Debt	138,036	16%	259,208	25%
Equity/Other	—	—	1,000	0%

Total	$878,589	100%	$1,056,798	100%

	June 30, 2013
Total Portfolio Characteristics	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$443,619	31%
Senior Secured Loans—Second Lien	350,550	25%
Senior Secured Bonds	77,267	6%
Subordinated Debt	491,747	35%
Equity/Other	47,988	3%

Total	$1,411,171	100%

Number of Portfolio Companies	88
% Variable Rate (based on fair value)	56.3%
% Fixed Rate (based on fair value)	40.3%
% Income Producing Equity (based on fair value)	3.3%
% Non-Income Producing Equity or Other Investments (based on fair value)	0.1%
Average Annual EBITDA of Portfolio Companies	$293,200
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.5%

New Proprietary Activity	Three Months Ended June 30, 2013
Total Commitments (including Unfunded Commitments)	$—
Exited Investments (including partial paydowns)	(46,550)

Net Proprietary Activity	$(46,550)

Total Proprietary Portfolio Characteristics
Number of Funded Proprietary Portfolio Companies	4
% of Funded Proprietary Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments—Excluding Non-Income Producing Assets	10.0%

        During the six months ended June 30, 2013, we made investments in portfolio companies totaling $1,056,798. During the same period, we sold investments for proceeds of $212,828 and received principal repayments of $135,645. As of June 30, 2013, our investment portfolio, with a total fair value of $1,411,171 consisted of interests in 88 portfolio companies (31% in first lien senior secured loans, 25% in second lien senior secured loans, 6% in senior secured bonds, 35% in subordinated debt and 3% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $293.2 million. As of June 30, 2013, the investments in our portfolio were purchased at a weighted average price of 99.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 81.5% of our portfolio based on the fair value of our investments) was B3 based upon the ratings scale employed by Moody's Investors Service, Inc., or Moody's, and our estimated gross annual portfolio yield, prior to leverage, was 8.5% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of June 30, 2013. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular semi-monthly cash distribution rate of $0.027334 per share as of June 30, 2013 and our public offering price of $10.75 per share as of such date, the annualized distribution rate to shareholders as of June 30, 2013 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$439,987	$443,619	31%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	346,581	350,550	25%	71,607	73,451	10%
Senior Secured Bonds	76,811	77,267	6%	33,366	35,158	5%
Subordinated Debt	481,876	491,747	35%	332,214	345,849	49%
Equity/Other	45,742	47,988	3%	44,810	45,962	7%

	$1,390,997	$1,411,171	100%	$677,919	$701,172	100%

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

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, we had two such investments with an aggregate unfunded commitment of $24,389. As of December 31, 2012, we had one such investment with an unfunded commitment of $10,000. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$568,915	40%	$335,486	48%
Midstream	212,711	15%	60,675	9%
Downstream	4,314	0%	2,978	0%
Service & Equipment	456,459	33%	159,268	23%
Power	168,772	12%	142,765	20%

Total	$1,411,171	100%	$701,172	100%

        As of June 30, 2013 and December 31, 2012, approximately 49% and 49%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order or an opportunistic or event driven investment. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$125,238	9%	$80,962	11%
Anchor Order	527,800	37%	195,411	28%
Opportunistic	42,380	3%	68,745	10%
Event Driven	—	—	—	—
Broadly Syndicated/Other	715,753	51%	356,054	51%

Total	$1,411,171	100%	$701,172	100%

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$10,930	1%	$34,149	5%
2	1,352,264	96%	636,590	91%
3	19,953	1%	3,677	1%
4	28,024	2%	26,756	3%
5	—	—	—	—

	$1,411,171	100%	$701,172	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

Revenues

        We generated investment income of $24,172 and $4,337 for the three months ended June 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments and dividends and other distributions earned on equity securities in our portfolio. Such revenues represent $23,239 and $3,970 of cash income earned as well as $933 and $367 in non-cash portions relating to accretion of discount and accrual of limited partnership income for the three months ended June 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

        Our total operating expenses were $8,601 and $1,867 for the three months ended June 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FS Advisor of $6,654 and $1,277 for the three months ended June 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FS Advisor of $544 and $139 for the three months ended June 30, 2013 and 2012, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2013, we did not accrue any subordinated incentive fee on income based upon the performance of our portfolio and paid FS Advisor $753 in respect of the subordinated income incentive fee accrued as of March 31, 2013. We did not accrue any subordinated incentive fee on income during the three months ended June 30, 2012. During the three months ended June 30, 2013, we reversed $1,621 of capital gains incentive fees previously accrued by us based on the performance of our portfolio. During the three months ended June 30, 2012, we reversed $285 in capital gains incentive fees previously accrued by us based on the performance of our portfolio.

        We recorded interest expense of $1,415 and $264 for the three months ended June 30, 2013 and 2012, respectively, relating to our credit facilities and the amortization of deferred financing costs incurred in connection with our credit facilities. For the three months ended June 30, 2013 and 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $168 and $42, respectively, and fees and expenses incurred with our share transfer agent totaled $475 and $120, respectively. Fees for our board of trustees were $199 and $81 for the three months ended June 30, 2013 and 2012, respectively.

        Our other general and administrative expenses totaled $767 and $229 for the three months ended June 30, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended June 30,
	2013	2012
Expenses associated with our independent audit and related fees	$89	$89
Compensation of our chief compliance officer	45	20
Legal fees	203	67
Printing fees	263	13
Insurance expense	41	21
Other	126	19

Total	$767	$229

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three months ended June 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 0.90% and 1.01%, respectively. For the three months ended June 30, 2012, the ratio of our net operating expenses to our average net assets, which includes $631 of expense reimbursements from Franklin Square Holdings, was 0.67%. During the three months ended June 30, 2013 and 2012, our ratio of net operating expenses to average net assets included $1,415 and $264, respectively, related to interest expense and $(1,621) and $(285), respectively, related to reversals of previously accrued incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 0.92% and 0.68% for the three months ended June 30, 2013 and 2012, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

        During the three months ended June 30, 2012, we accrued $631 for reimbursements that Franklin Square Holdings had agreed to pay. As of June 30, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. There were no amounts accrued during the three months ended June 30, 2013 and 2012 for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the six months ended June 30, 2013. As of June 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $15,571 ($0.16 per share) and $3,101 ($0.15 per share) for the three months ended June 30, 2013 and 2012, respectively.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $211,018 and $101,563, respectively, during the three months ended June 30, 2013, from which we realized a net gain of $3,760. During the three months ended June 30, 2013, we earned $9,817 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains. We sold investments and received principal repayments of $33,110 during the three months ended June 30, 2012, from which we realized a net gain of $224. During the three months ended June 30, 2012, we earned $368 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended June 30, 2013 and 2012, the net change in unrealized appreciation (depreciation) on investments totaled $(15,946) and $(2,327), respectively; net change in unrealized appreciation (depreciation) on our TRS was $(5,731) and $311, respectively; and the net change in unrealized gain (loss) on foreign currency was $(25) and $(6), respectively. The change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2013 was primarily driven by a general widening of credit spreads and the termination of our TRS which converted unrealized gains as of March 31, 2013 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended June 30, 2013 and 2012, the net increase (decrease) in net assets resulting from operations was $7,446 ($0.07 per share) and $1,671 ($0.08 per share), respectively.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

Revenues

        We generated investment income of $45,083 and $7,055 for the six months ended June 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments and dividends and other distributions earned on equity securities in our portfolio. Such revenues represent $43,751 and $6,251 of cash income earned as well as $1,332 and $804 in non-cash portions relating to accretion of discount and accrual of limited partnership income for the six months ended June 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

        Our total operating expenses were $20,553 and $3,846 for the six months ended June 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FS Advisor of $11,365 and $2,052 for the six months ended June 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FS Advisor of $997 and $201 for the six months ended June 30, 2013 and 2012, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the six months ended June 30, 2013, we accrued a subordinated incentive fee on income of $753 based upon the performance of our portfolio. We did not accrue any subordinated incentive fee on income during the six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we accrued capital gains incentive fees of $1,989 and $234, respectively, based on the performance of our portfolio, of which $(33) and $234, respectively, was based on the unrealized gains (or a decline in unrealized gains) and $2,022 and $0, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $2,657 and $533 for the six months ended June 30, 2013 and 2012, respectively, relating to our credit facilities and the amortization of deferred financing costs incurred in connection with our credit facilities and the establishment of our TRS. For the six months ended June 30, 2013 and 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $308 and $80, respectively, and fees and expenses incurred with our share transfer agent totaled $875 and $179, respectively. Fees for our board of trustees were $399 and $163 for the six months ended June 30, 2013 and 2012, respectively.

        Our other general and administrative expenses totaled $1,210 and $404 for the six months ended June 30, 2013 and 2012, respectively, and consisted of the following:

	Six Months Ended June 30,
	2013	2012
Expenses associated with our independent audit and related fees	$164	$173
Compensation of our chief compliance officer	55	32
Legal fees	403	98
Printing fees	277	27
Insurance expense	70	41
Other	241	33

Total	$1,210	$404

        We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the six months ended June 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 2.46% and 2.72%, respectively. For the six months ended June 30, 2012, the ratio of our net operating expenses to our average net assets, which includes $1,432 of expense reimbursements from Franklin Square Holdings, was 1.70%. During the six months ended June 30, 2013 and 2012, our ratio of net operating expenses to average net assets included $2,657 and $533, respectively, related to interest expense and $2,742 and $234, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 1.81% and 2.18% for the six months ended June 30, 2013 and 2012, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

        During the six months ended June 30, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of June 30, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. There were no amounts accrued during the six months ended June 30, 2013 and 2012 for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the six months ended June 30, 2013. As of June 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $24,530 ($0.28 per share) and $4,641 ($0.29 per share) for the six months ended June 30, 2013 and 2012, respectively.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $212,828 and $135,645, respectively, during the six months ended June 30, 2013, from which we realized a net gain of $3,421. During the six months ended June 30, 2013, we earned $12,736 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net gain of $10 from settlements on foreign currency. We sold investments and received principal repayments of $61,776 during the six months ended June 30, 2012, from which we realized a net gain of $554. During the six months ended June 30, 2012, we earned $487 from periodic net settlement payments on our TRS which are reflected as realized gains and $9 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the six months ended June 30, 2013 and 2012, the net change in unrealized appreciation (depreciation) on investments totaled $(3,079) and $(485), respectively; net change in unrealized appreciation (depreciation) on our TRS was $(3,141) and $611, respectively; and the net change in unrealized gain (loss) on foreign currency was $(30) and $(3), respectively. The change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2013 was primarily driven by a general widening of credit spreads during the second quarter of 2013 and the termination of our TRS which, converted unrealized gains as of March 31, 2013 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the six months ended June 30, 2013 and 2012, the net increase (decrease) in net assets resulting from operations was $34,447 ($0.39 per share) and $5,814 ($0.37 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of June 30, 2013, we had $89,525 in cash, which we hold in a custodial account, and $62,000 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of June 30, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
EP Funding Credit Facility	Revolving	L + 2.50%	$113,000	$62,000	May 24, 2015
FSEP Funding Credit Facility	Revolving	L + 1.80%	$240,000	$—	June 24, 2014

        During the six months ended June 30, 2013, we sold 48,205,618 common shares for gross proceeds of $503,356 at an average price per share of $10.50. The gross proceeds received during the six months ended June 30, 2013 include reinvested shareholder distributions of $16,554 for which we issued 1,735,054 common shares. During the six months ended June 30, 2013, we also incurred offering costs of $2,400 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $42,949 for the six months ended June 30, 2013. These sales commissions and fees include $8,922 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through August 13, 2013, we have sold 13,806,018 common shares (as adjusted for share distributions) for gross proceeds of $144,917. As of August 13, 2013, we have raised total gross proceeds of $1,290,524, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of August 13, 2013, we have sold an aggregate of 3,301,813 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,646 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        The following table sets forth the number of common shares repurchased by us under our share repurchase program during the six months ended June 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789

        On July 1, 2013, we repurchased 76,858 common shares (representing 100% of common shares tendered for repurchase) at $9.675 per share for aggregate consideration totaling $744.

Total Return Swap

        On May 24, 2013, our wholly-owned, special-purpose financing subsidiary, EP Investments, and Citibank entered into the termination acknowledgment pursuant to which EP Investments and Citibank agreed to immediately terminate the TRS Agreement and all transactions thereunder.

        The TRS was for a portfolio of senior secured floating rate loans and other debt securities with a maximum notional amount of $200,000. EP Investments received from Citibank all interest and fees payable in respect of the assets underlying the TRS. EP Investments paid to Citibank interest at a rate equal to one-month LIBOR plus 1.30% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, EP Investments either received from Citibank the appreciation in the value of such asset or paid to Citibank any depreciation in the value of such asset.

        EP Investments was permitted to terminate the TRS upon prior written notice to Citibank, and no termination fee was payable in connection with the termination of the TRS.

        Upon the termination of the TRS, we recognized $9,011 of gains, $2,467 of which represented periodic net settlement payments due on the TRS.

EP Funding Credit Facility

        On May 24, 2013, EP Funding, our newly formed, wholly-owned, special-purpose financing subsidiary, entered into the EP Funding credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The EP Funding credit facility provides for borrowings in an aggregate principal amount up to $175,000 on a committed basis.

        We may contribute cash or debt securities to EP Funding from time to time, subject to certain restrictions set forth in the EP Funding credit facility, and will retain a residual interest in any assets contributed through our ownership of EP Funding or will receive fair market value for any debt securities sold to EP Funding. EP Funding may purchase additional debt securities from various sources. EP Funding has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. EP Funding's obligations to Citibank under the facility are secured by a first priority security interest in substantially all of the assets of EP Funding, including its portfolio of debt securities. The obligations of EP Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in EP Funding.

        Borrowings under the EP Funding credit facility accrue interest at a rate equal to three-month LIBOR plus 2.50% per annum during the first eighteen months of the facility and three-month LIBOR plus 2.75% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of EP Funding's portfolio and a loan compliance test with respect to the initial acquisition of each debt security in EP Funding's portfolio.

        Beginning August 21, 2013, EP Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the EP Funding credit facility has not been borrowed. Outstanding borrowings under the facility will be amortized beginning six months prior to the scheduled maturity date of May 24, 2015. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015.

        As of June 30, 2013, $113,000 was outstanding under the EP Funding credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $657 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2013, $623 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the EP Funding credit facility was 2.85% per annum as of June 30, 2013. Interest is payable quarterly in arrears. We recorded interest expense of $134 for the three and six months ended June 30, 2013, of which $34 related to the amortization of deferred financing costs. We did not pay any interest expense for the six months ended June 30, 2013. The average borrowings under the facility for the period since we commenced borrowing thereunder to June 30, 2013 were $69,667, with a weighted average interest rate of 2.86%.

        Under the EP Funding credit facility, EP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal or interest payments within five business days of when due; (b) the insolvency or bankruptcy of EP Funding or us; (c) the failure of EP Funding to be beneficially owned and controlled by us; (d) our resignation or removal as EP Funding's investment manager; and (e) GSO (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, EP Funding must pay interest at a default rate.

FSEP Funding Credit Facility

        On June 24, 2011, FSEP Funding, our wholly-owned, special-purpose financing subsidiary, entered into the FSEP Funding credit facility with Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding entered into separate amendments to the FSEP Funding credit facility, which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding entered into an additional amendment to the FSEP Funding credit facility, which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000.

        Under the FSEP Funding credit facility, we have transferred from time to time cash or securities to FSEP Funding as a contribution to capital and retain a residual interest in the contributed cash or securities through our ownership of FSEP Funding. We may contribute additional cash or securities to FSEP Funding from time to time and FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to Deutsche Bank under the facility are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in FSEP Funding.

        Pricing under the FSEP Funding credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the commitments under the facility bearing interest at the rate of LIBOR plus 1.80% per annum. Beginning on June 24, 2013, FSEP became subject to a non-usage fee to the extent that the aggregate principal amount available under the facility is not borrowed. Interest under the facility is payable quarterly in arrears. Any amounts borrowed under the FSEP Funding credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

        As of June 30, 2013 and December 31, 2012, $240,000 and $185,232, respectively, was outstanding under the FSEP Funding credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $1,300 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of June 30, 2013, $590 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the FSEP Funding credit facility was 2.07% per annum as of June 30, 2013. Interest is payable quarterly in arrears and commenced November 20, 2011. We recorded interest expense of $1,281 and $2,523 for the three and six months ended June 30, 2013, respectively, of which $168 and $335, respectively, related to the amortization of deferred financing costs and $84 and $191, respectively, related to commitment fees on the unused portion of the facility. We recorded interest expense of $261 and $524 for the three and six months ended June 30, 2012, respectively, of which $46 and $82, respectively, related to the amortization of deferred financing costs and $24 and $44, respectively, related to commitment fees on the unused portion of the facility. We paid $2,102 and $414 in interest expense for the six months ended June 30, 2013 and 2012, respectively. The average borrowings under the facility for the six months ended June 30, 2013 and 2012 were $192,429 and $38,289, respectively, with a weighted average interest rate of 2.27% and 2.31%, respectively, which includes commitment fees on the unused portion of the facility.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of August 13, 2013, we have sold an aggregate of 3,301,813 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,646 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the six months ended June 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686

(1)
The per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed in Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

        On July 1, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027334 per share each, which were paid on July 31, 2013 to shareholders of record on July 15, 2013 and July 30, 2013, respectively. On August 8, 2013, our board of trustees declared two regular semi-monthly cash distributions of $0.027334 per share each, which will be paid on August 30, 2013 to shareholders of record on August 15, 2013 and August 29, 2013, respectively. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the six months ended June 30, 2013, no portion of the distributions paid during such period was funded through the reimbursement of operating expenses by Franklin Square Holdings.

        The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common shares during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	29,182	100%	2,634	51%
Capital gains proceeds from the sale of assets	—	—	563	11%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	579	11%
Expense reimbursement from sponsor	—	—	1,432	27%

Total	$29,182	100%	$5,208	100%

(1)
During the six months ended June 30, 2013 and 2012, 97% and 89%, respectively, of our gross investment income was attributable to cash interest earned and 3% and 11%, respectively, was attributable to non-cash accretion of discount.

        Our net investment income on a tax basis for the six months ended June 30, 2013 and 2012 was $29,827 and $4,066, respectively. As of June 30, 2013, we had $645 of undistributed net investment income on a tax basis. As of December 31, 2012, we had distributed all of our net investment income on a tax basis.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding share distributions declared on our common shares and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2013 and 2012.

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

        Our investments as of June 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Two senior secured loan investments and one subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One subordinated debt investment, which was newly-issued and purchased near June 30, 2013, was valued at cost, as our board of trustees determined that the cost of such investment was the best indication of its fair value.

        Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued our TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to us for review and testing. Our valuation committee and board of trustees reviewed and approved the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees had any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS.

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

Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as fee income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

        In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which is described more fully in "—Financial Condition, Liquidity and Capital Resources—Total Return Swap") as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the Staff informed us that it is their interpretation of the applicable language in the Advisers Act that we should "look through" the TRS in calculating our capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of June 30, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology. On May 24, 2013, we terminated the TRS.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2013 and 2012, we incurred $6,654 and $1,277, respectively, in base management fees and $544 and $139, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2013 and 2012, we incurred $11,365 and $2,052, respectively, in base management fees and $997 and $201, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended June 30, 2013, we paid FS Advisor $753 in respect of the subordinated incentive fee on income that was accrued as of March 31, 2013. During the three months ended June 30, 2013 and 2012, we reversed $1,621 and $285, respectively, of capital gains incentive fees previously accrued based on the performance of our portfolio. During the six months ended June 30, 2013 and 2012, we accrued capital gains incentive fees of $1,989 and $234, respectively, based on the performance of our portfolio, of which $(33) and $234, respectively, was based on unrealized gains (or a decline in unrealized gains) and $2,022 and $0, respectively, was based on realized gains. As of December 31, 2012, $953 in capital gains incentive fees were payable by us to FS Advisor, all of which was paid to FS Advisor during the six months ended June 30, 2013. As of June 30, 2013, we had accrued $7,518 in capital gains incentive fees, $5,496 of which was based on unrealized gains and $2,022 of which was based on realized gains.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the EP Funding credit facility and the FSEP Funding credit facility at June 30, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of EP Funding(1)	$113,000	—	$113,000	—	—
Borrowings of FSEP Funding(2)	$240,000	$240,000	—	—	—

(1)
At June 30, 2013, $62,000 remained unused under the EP Funding credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015.

(2)
At June 30, 2013, no amounts remained unused under the FSEP Funding credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

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

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

        Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On July 18, 2011, we satisfied the minimum offering requirement. Since inception through June 30, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the six months ended June 30, 2013 and 2012, we paid total reimbursements of $0 and $2,051, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of June 30, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2013 and 2012:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$6,654	$1,277	$11,365	$2,052
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(1,621)	$(285)	$1,989	$234
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$—	$—	$753	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$544	$139	$997	$201
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$4,747	$2,390	$8,922	$3,666

(1)
During the six months ended June 30, 2013 and 2012, $8,233 and $0, respectively, in base management fees were paid to FS Advisor. During the six months ended June 30, 2012, $1,121 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement. Of the $6,654 in base management fees accrued and payable as of June 30, 2013, it is intended that the entire amount will be paid to FS Advisor.

(2)
During the three months ended June 30, 2013 and 2012, we reversed $1,621 and $285, respectively, of capital gains incentive fees previously accrued based on the performance of our portfolio. During the six months ended June 30, 2013 and 2012, we accrued capital gains incentive fees of $1,989 and $234, respectively, based on the performance of our portfolio, of which $(33) and $234, respectively, was based on unrealized gains (or a decline in unrealized gains) and $2,022 and $0, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. As of December 31, 2012, $953 in capital gains incentive fees were payable by us to FS Advisor, all of which was paid to FS Advisor during the six months ended June 30, 2013. We did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the six months ended June 30, 2012.

(3)
During the six months ended June 30, 2013, we accrued a subordinated incentive fee on income of $753 based upon the performance of our portfolio. As of June 30, 2013, all of the subordinated incentive fee on income was paid to FS Advisor.

(4)
During the six months ended June 30, 2013 and 2012, $857 and $144, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $757 and $232 in administrative services expenses to FS Advisor during the six months ended June 30, 2013 and 2012, respectively.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of approximately $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of August 13, 2013, we have sold an aggregate of 3,301,813 common shares (as adjusted for share distributions) for aggregate gross proceeds of $29,646 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with affiliates of FS Advisor, including FS Investment Corporation and FS Investment Corporation II and any future BDCs that are advised by FS Advisor or its affiliated investment advisers. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. See "—Overview—Expense Reimbursement" for a description of the expense reimbursement agreement.

        During the six months ended June 30, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of June 30, 2013, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. There were no amounts accrued during the six months ended June 30, 2013 and 2012 for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the six months ended June 30, 2013. As of June 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with our semi-monthly closing occurring on June 17, 2013, FS Trust purchased approximately $43 of our common shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.675 per share.

Recent Developments

        During the period from July 1, 2013 to August 13, 2013, we sold 13,806,018 common shares for gross proceeds of $144,917 at an average price per share of $10.50.

        On July 11, 2013, Energy Funding, our newly formed, wholly-owned, special-purpose financing subsidiary, entered into the Energy Funding credit facility with Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Energy Funding credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

        We may contribute cash or debt securities to Energy Funding from time to time, subject to certain restrictions set forth in the Energy Funding credit facility, and will retain a residual interest in any assets contributed through our ownership of Energy Funding or will receive fair market value for any debt securities sold to Energy Funding. Energy Funding may purchase additional debt securities from various sources. Energy Funding has appointed us to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Energy Funding.

        Borrowings under the Energy Funding credit facility accrue interest at a rate equal to three-month LIBOR plus 2.40% per annum. Interest is payable quarterly in arrears. Borrowings under the facility are subject to compliance with, among other things, an overcollateralization ratio test with respect to the current value of Energy Funding's portfolio, an interest coverage ratio test with respect to the payments due under the facility and eligibility criteria with respect to the initial acquisition of each debt security in Energy Funding's portfolio.

        Energy Funding will be required to pay a non-usage fee to the extent the aggregate principal amount available under the Energy Funding credit facility has not been borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Energy Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the facility.

        In connection with the credit facility, Energy Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) Energy Funding becoming an investment company required to be registered under the 1940 Act; (c) certain events of insolvency or bankruptcy of Energy Funding; (d) our resignation or removal as Energy Funding's collateral manager; (e) FS Advisor or any replacement thereof approved in writing by the majority lenders no longer serving as our investment adviser; and (f) GSO or any replacement thereof approved in writing by the majority lenders no longer serving as investment sub-adviser. Upon the occurrence of an event of default, the majority lenders or Natixis (acting at the discretion of the majority lenders) may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Energy Funding must pay interest at a default rate.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, 56.3% of our portfolio investments (based on fair value) paid variable interest rates, 40.3% paid fixed interest rates and the remainder (3.4%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the $175 million credit facility which EP Funding maintains with Citibank, EP Funding borrows at a floating rate based on LIBOR. Pursuant to the terms of the $240 million credit facility which FSEP Funding maintains with Deutsche Bank, FSEP Funding borrows at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$(120)	$(1,059)	$939	0.9%
Current LIBOR	—	—	—	—
Up 100 basis points	969	3,530	(2,561)	(2.3)%
Up 300 basis points	15,859	10,590	5,269	4.8%
Up 500 basis points	31,106	17,650	13,456	12.3%

(1)
Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2013, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13(a)-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) or 15(d)-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the quarter ended June 30, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	82,689	$9.54	82,689	(1)
May 1 to May 31, 2013	—	—	—	—
June 1 to June 30, 2013	—	—	—	—

Total	82,689	$9.54	82,689	(1)

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
10.1
Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.2
Amendment No. 1, dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between the Company and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2012.)
10.3
Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g) (2) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.4
Dealer Manager Agreement, dated as of April 28, 2011, by and between the Company and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5
Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.6
Form of Follow-On Dealer Manager Agreement by and among the Company, FS Investment Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h) (2) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-184407) filed on May 10, 2013.)
10.7
Form of Follow-On Selected Dealer Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(4) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-184407) filed on May 10, 2013.)
10.8
Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.9
Escrow Agreement, dated as of March 29, 2011, by and between the Company and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.10
Credit Agreement, dated as of June 24, 2011, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)

10.11	First Amendment to Credit Agreement, dated as of May 30, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 30, 2012.)
10.12
Second Amendment to Credit Agreement, dated as of August 28, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2012.)
10.13
Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2012.)
10.14
Fourth Amendment to Credit Agreement, dated as of June 24, 2013, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2013.)
10.15
Asset Contribution Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.16
Investment Management Agreement, dated as of June 24, 2011, by and between the Company and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.17
Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.18
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
10.20	Guarantee, dated as of August 11, 2011, by the Company in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.21
Investment Management Agreement, dated as of August 11, 2011, by and between the Company and EP Investments LLC. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.22
Termination and Release Acknowledgment, dated as of May 11, 2012, by Citibank N.A. in favor of the Company. (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.23
Amendment Agreement, dated as of May 11, 2012, to the ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)

10.24		Amended and Restated Confirmation Letter Agreement, dated as of May 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.25
Amended and Restated Confirmation Letter Agreement, dated as of October 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2012.)
10.26
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013.)
10.27
Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2013.)
10.28
Account Control Agreement, dated as of May 24, 2013, by and among EP Funding, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 29, 2013.)
10.29
Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 29, 2013.)
10.30
Investment Management Agreement, dated as of May 24, 2013, by and between the Company and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 29, 2013.)
10.31
Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, as borrower, Natixis, New York Branch, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 16, 2013.)
10.32
Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, as debtor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as custodian and securities intermediary. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 16, 2013.)
10.33
Collateral Management Agreement, dated as of July 11, 2013, by and between the Company and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 16, 2013.)
10.34
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between the Company and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to the Company's Current report on Form 8-K filed on May 17, 2013.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)