Form 10-Q
period 2013-09-30
FS Energy & Power Fund
filed 2013-11-14
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

        The issuer had 154,990,082 common shares of beneficial interest outstanding as of October 29, 2013.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$1,581,559 and $677,919, respectively)	$1,610,403	$701,172
Cash	218,947	48,986
Due from counterparty	—	56,876
Receivable for investments sold and repaid	19,044	9,374
Interest receivable	19,360	9,075
Receivable for common shares purchased	—	41
Deferred financing costs	3,466	325
Receivable due on total return swap(1)	—	329
Unrealized appreciation on total return swap(1)	—	3,141
Prepaid expenses and other assets	59	175

Total assets	$1,871,279	$829,494

Liabilities
Payable for investments purchased	$36,204	$25,556
Credit facilities payable	445,000	185,232
Shareholder distributions payable	—	3,349
Management fees payable	8,702	3,522
Expense recoupment payable to sponsor(2)	—	1,083
Accrued capital gains incentive fees(3)	9,379	6,482
Subordinated income incentive fees payable(3)	98	—
Administrative services expense payable	568	159
Interest payable	2,028	578
Trustee fees payable	219	—
Other accrued expenses and liabilities	1,226	644

Total liabilities	503,424	226,605

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 143,173,872 and 64,524,909 shares issued and outstanding, respectively(4)	143	65
Capital in excess of par value(5)	1,330,965	579,776
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(5)	16,806	—
Accumulated distributions in excess of net investment income(5)	(8,901)	(3,354)
Net unrealized appreciation on investments and total return swap and gain/loss on foreign currency	28,842	26,402

Total shareholders' equity	1,367,855	602,889

Total liabilities and shareholders' equity	$1,871,279	$829,494

Net asset value per common share at period end	$9.55	$9.34

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$30,873	$8,630	$72,061	$15,340
Fee income	4,718	41	8,613	386

Total investment income	35,591	8,671	80,674	15,726

Operating expenses
Management fees	8,722	2,232	20,087	4,284
Capital gains incentive fees(1)	1,861	3,154	3,850	3,388
Subordinated income incentive fees(1)	98	—	851	—
Administrative services expenses	605	287	1,602	488
Share transfer agent fees	525	201	1,400	380
Accounting and administrative fees	201	84	509	164
Interest expense	2,755	526	5,412	1,059
Trustee fees	200	82	599	245
Other general and administrative expenses	1,047	285	2,257	689

Total operating expenses	16,014	6,851	36,567	10,697
Less: Expense reimbursement from sponsor(2)	—	—	—	(1,432)
Add: Expense recoupment to sponsor(2)	—	349	—	349

Net operating expenses	16,014	7,200	36,567	9,614

Net investment income	19,577	1,471	44,107	6,112

Realized and unrealized gain/loss
Net realized gain (loss) on investments	660	1,032	4,081	1,586
Net realized gain (loss) on total return swap(3)	—	1,077	12,736	1,564
Net realized gain (loss) on foreign currency	(21)	13	(11)	22
Net change in unrealized appreciation (depreciation) on investments	8,670	12,352	5,591	11,867
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	1,297	(3,141)	1,908
Net change in unrealized gain (loss) on foreign currency	20	46	(10)	43

Total net realized and unrealized gain (loss) on investments	9,329	15,817	19,246	16,990

Net increase (decrease) in net assets resulting from operations	$28,906	$17,288	$63,353	$23,102

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.23	$0.48	$0.63	$1.02

Weighted average shares outstanding	126,833,608	36,357,952	100,927,426	22,727,892

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operations
Net investment income	$44,107	$6,112
Net realized gain (loss) on investments, total return swap and foreign currency(1)	16,806	3,172
Net change in unrealized appreciation (depreciation) on investments	5,591	11,867
Net change in unrealized appreciation (depreciation) on total return swap(1)	(3,141)	1,908
Net change in unrealized gain (loss) on foreign currency	(10)	43

Net increase (decrease) in net assets resulting from operations	63,353	23,102

Shareholder distributions(2)
Distributions from net investment income	(49,654)	(8,537)
Distributions from net realized gain on investments	—	(1,608)
Distributions representing tax return of capital	—	(970)

Net decrease in net assets resulting from shareholder distributions	(49,654)	(11,115)

Capital share transactions
Issuance of common shares	723,121	330,042
Reinvestment of shareholder distributions	33,607	5,260
Repurchases of common shares	(1,761)	—
Offering costs	(3,700)	(2,105)
Reimbursement of investment adviser(3)	—	(2,051)
Capital contributions of investment adviser	—	505

Net increase in net assets resulting from capital share transactions	751,267	331,651

Total increase in net assets	764,966	343,638
Net assets at beginning of period	602,889	67,685

Net assets at end of period	$1,367,855	$411,323

Accumulated distributions in excess of net investment income(2)	$(8,901)	$(3,827)

(1)
See Note 8 for a discussion of the Company's total return swap agreement, which was terminated on May 24, 2013.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$63,353	$23,102
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,482,687)	(454,757)
Paid-in-kind interest	(700)	—
Proceeds from sales and repayments of investments	586,429	104,570
Net realized (gain) loss on investments	(4,081)	(1,586)
Net change in unrealized (appreciation) depreciation on investments	(5,591)	(11,867)
Net change in unrealized (appreciation) depreciation on total return swap(1)	3,141	(1,908)
Accretion of discount	(2,601)	(563)
Amortization of deferred financing costs	660	178
(Increase) decrease in due from counterparty	56,876	(33,498)
(Increase) decrease in receivable for overfunded investment	—	434
(Increase) decrease in receivable for investments sold and repaid	(9,670)	(11,359)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	533
(Increase) decrease in interest receivable	(10,285)	(5,405)
(Increase) decrease in receivable due on total return swap(1)	329	(338)
(Increase) decrease in prepaid expenses and other assets	116	28
Increase (decrease) in payable for investments purchased	10,648	3,294
Increase (decrease) in management fees payable	5,180	1,886
Increase (decrease) in expense recoupment payable to sponsor(2)	(1,083)	349
Increase (decrease) in accrued capital gains incentive fees	2,897	3,388
Increase (decrease) in subordinated income incentive fees payable	98	—
Increase (decrease) in administrative services expense payable	409	146
Increase (decrease) in interest payable	1,450	204
Increase (decrease) in trustee fees payable	219	97
Increase (decrease) in other accrued expenses and liabilities	582	434

Net cash used in operating activities	(784,311)	(382,638)

Cash flows from financing activities
Issuance of common shares	723,162	330,141
Reinvestment of shareholder distributions	33,607	5,260
Repurchases of common shares	(1,761)	—
Offering costs	(3,700)	(2,105)
Capital contributions of investment adviser	—	505
Reimbursement of investment adviser(3)	—	(2,051)
Shareholder distributions	(53,003)	(9,211)
Borrowings under credit facilities(4)	259,768	125,564
Repayments of credit facilities	—	(14,500)
Deferred financing costs paid	(3,801)	(313)

Net cash provided by financing activities	954,272	433,290

Total increase (decrease) in cash	169,961	50,652
Cash at beginning of period	48,986	10,810

Cash at end of period	$218,947	$61,462

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

(4)
See Note 8 for a discussion of the Company's credit facilities. During the nine months ended September 30, 2013 and 2012, the Company paid $3,302 and $677, respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—34.1%
Alon USA Partners, L.P.	(e)(h)	Downstream	L+800	1.3%	11/26/18	$4,135	$4,308	$4,284
Atlas Energy, L.P.	(e)(h)	Midstream	L+550	1.0%	7/31/19	5,556	5,501	5,625
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	30,000	30,000	30,000
BlackBrush TexStar L.P.	(d)(e)(f)	Midstream	L+650	1.3%	6/4/19	54,291	53,811	55,105
Boomerang Tube, LLC	(d)(e)	Service & Equipment	L+950	1.5%	10/11/17	19,893	19,694	19,396
Brock Holdings III, Inc.	(e)	Service & Equipment	L+450	1.5%	3/16/17	2,797	2,837	2,814
Buffalo Gulf Coast Terminals LLC	(e)	Midstream	L+400	1.3%	10/31/17	6,570	6,697	6,636
Cedar Bay Generating Co., L.P.	(f)	Power	L+500	1.3%	4/23/20	9,277	9,189	9,370
Consolidated Precision Products Corp.	(f)	Service & Equipment	L+375	1.0%	12/28/19	4,975	5,016	5,000
Crestwood Holdings LLC	(e)(f)	Midstream	L+600	1.0%	6/19/19	29,208	29,297	29,810
EP Acquisition LLC		Upstream	Prime+500	3.3%	3/31/15	750	750	750
Harvey Gulf International Marine, LLC	(e)	Service & Equipment	L+450	1.0%	6/18/20	7,000	6,898	7,018
Hudson Products Holdings Inc.	(e)(f)	Service & Equipment	L+400	1.3%	6/7/17	8,358	8,381	8,427
Larchmont Resources, LLC	(e)	Upstream	L+725	1.0%	8/7/19	13,894	13,758	13,911
McJunkin Red Man Corp.	(e)(h)	Service & Equipment	L+475	1.3%	10/24/19	9,519	9,713	9,593
Moxie Liberty LLC	(e)(f)	Power	L+650	1.0%	8/21/20	18,382	18,200	18,658
Murray Energy Corp.	(f)	Upstream	L+375	1.0%	5/24/19	7,980	7,942	7,993
Panda Sherman Power, LLC	(d)(e)	Power	L+750	1.5%	9/14/18	10,909	11,114	11,073
Panda Temple Power, LLC (TLA)		Power	L+700	1.5%	7/17/18	15,000	14,745	15,328
Panda Temple Power, LLC (TLB)	(e)(f)	Power	L+1000	1.5%	7/17/18	40,000	39,311	40,750
Panda Temple Power II, LLC	(e)(f)(g)	Power	L+600	1.3%	4/3/19	16,809	17,178	17,113
Pinnacle Operating Corp.	(f)	Service & Equipment	L+375	1.0%	11/15/18	5,655	5,655	5,680
ProPetro Services, Inc.	(f)(g)	Service & Equipment	L+625	1.0%	9/30/19	7,000	6,930	7,018
Prowler Acquisition Corp.	(e)	Service & Equipment	L+475	1.0%	3/19/19	4,875	4,829	4,851
San Pedro Development, LLC	(f)	Upstream	Prime+400		6/30/15	18,080	16,684	16,789
Sprint Industrial Holdings LLC	(f)(g)	Service & Equipment	L+575	1.3%	11/14/19	13,107	13,091	13,213
Stallion Oilfield Holdings, Inc.	(d)(e)(f)	Service & Equipment	L+675	1.3%	6/19/18	51,371	50,879	51,917
Topaz Power Holdings, LLC	(e)	Power	L+400	1.3%	2/26/20	4,817	4,878	4,829

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+450	1.3%	3/13/20	$12,890	$13,089	$13,035
TPF II LC, LLC	(e)	Power	L+550	1.0%	8/21/19	6,983	6,810	7,035
Wastequip, LLC	(e)	Service & Equipment	L+450	1.0%	8/9/19	4,554	4,531	4,571
Westway Group, LLC	(e)	Service & Equipment	L+400	1.0%	2/27/20	8,955	9,057	9,022
Willbros Group, Inc.	(e)(f)(g)(h)	Service & Equipment	L+975	1.3%	8/7/19	25,000	24,182	25,163

Total Senior Secured Loans—First Lien							474,955	481,777
Unfunded Loan Commitments							(15,601)	(15,601)

Net Senior Secured Loans—First Lien							459,354	466,176

Senior Secured Loans—Second Lien—34.2%
American Energy—Utica, LLC		Upstream	L+950	1.5%	9/30/18	115,000	115,000	115,000
Ameriforge Group Inc.	(d)(f)	Service & Equipment	L+750	1.3%	12/19/20	22,950	23,417	23,266
Brand Energy & Infrastructure Services, Inc.	(d)(e)(f)	Service & Equipment	L+975	1.3%	10/23/19	27,700	26,966	28,415
Brock Holdings III, Inc.	(d)(f)	Service & Equipment	L+825	1.8%	3/16/18	29,855	30,039	30,340
Citrus Energy Appalachia, LLC	(e)	Upstream	L+850	1.3%	7/26/18	50,274	48,745	49,897
Consolidated Precision Products Corp.	(d)(e)	Service & Equipment	L+925	1.3%	6/28/20	20,000	20,459	20,688
Oxbow Carbon LLC	(f)	Midstream	L+700	1.0%	1/19/20	15,000	14,854	15,375
Power Buyer, LLC	(e)(f)	Service & Equipment	L+725	1.0%	11/6/20	7,500	7,495	7,519
Rice Drilling B LLC	(f)	Upstream	L+725	1.3%	10/25/18	60,106	59,386	60,556
Sabine Oil & Gas LLC	(d)(e)	Upstream	L+750	1.3%	12/31/18	12,660	12,913	12,747
Samson Investment Co.	(e)	Upstream	L+475	1.3%	9/25/18	9,353	9,464	9,381
Teine Energy Ltd.	(h)	Upstream	L+625	1.3%	5/17/19	6,941	6,843	6,889
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+800	1.3%	9/13/20	12,805	13,103	13,126
UTEX Industries, Inc.	(e)(f)(g)	Service & Equipment	L+750	1.3%	4/10/21	26,216	26,414	26,478
WildHorse Resources, LLC	(e)	Upstream	L+625	1.3%	12/13/18	48,593	47,665	47,986

Total Senior Secured Loans—Second Lien							462,763	467,663

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—4.4%
Erickson Air-Crane Inc.	(d)	Service & Equipment	8.3%		5/1/20	$8,875	$8,875	$8,731
Gastar Exploration USA, Inc.		Upstream	8.6%		5/15/18	3,000	3,000	2,865
Globe Luxembourg SCA	(d)(h)	Service & Equipment	9.6%		5/1/18	10,000	9,622	10,200
Iracore International Holdings, Inc.		Service & Equipment	9.5%		6/1/18	11,500	11,780	12,070
Murray Energy Corp.	(d)	Upstream	8.6%		6/15/21	4,000	4,000	4,014
Permian Tank & Manufacturing, Inc.	(e)	Service & Equipment	10.5%		1/15/18	5,000	5,119	4,880
Prince Mineral Holding Corp.	(d)	Service & Equipment	11.5%		12/15/19	6,500	6,764	6,955
Ryerson Inc.	(d)(e)	Service & Equipment	9.0%		10/15/17	3,300	3,475	3,430
Shale-Inland Holdings, LLC	(d)(e)	Service & Equipment	8.8%		11/15/19	7,550	7,523	7,437

Total Senior Secured Bonds							60,158	60,582

Subordinated Debt—37.6%
Alta Mesa Holdings, L.P.	(d)	Upstream	9.6%		10/15/18	42,616	42,586	45,279
Aurora USA Oil & Gas, Inc.	(d)(h)	Upstream	9.9%		2/15/17	15,250	15,733	16,216
BOE Intermediate Holding Corp.	(d)	Service & Equipment	9.8% PIK		11/1/17	3,250	3,219	3,413
Chaparral Energy Inc.	(d)	Upstream	8.3%		9/1/21	2,000	2,060	2,112
Chaparral Energy Inc.	(d)(e)	Upstream	7.6%		11/15/22	15,225	16,375	15,530
CHC Helicopter S.A.	(d)(h)	Service & Equipment	9.4%		6/1/21	6,250	6,392	6,254
Clayton Williams Energy, Inc.	(g)(h)	Upstream	7.8%		4/1/19	8,000	7,988	8,019
Comstock Resources, Inc.	(d)(h)	Upstream	9.5%		6/15/20	10,000	9,582	10,918
Crestwood Midstream Partners L.P.	(d)(h)	Midstream	7.8%		4/1/19	4,121	4,158	4,335
CrownRock, L.P.	(d)	Upstream	7.1%		4/15/21	50,000	50,000	49,694
Diamondback Energy, Inc.	(h)	Upstream	7.6%		10/1/21	5,500	5,500	5,632
Energy XXI Gulf Coast, Inc.	(g)(h)	Upstream	7.5%		12/15/21	4,000	3,981	3,982
EP Energy LLC	(d)	Upstream	7.8%		9/1/22	6,600	6,623	7,170

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
EPE Holdings LLC	(d)	Upstream	8.9% PIK		12/15/17	$6,257	$6,230	$6,541
Era Group Inc.	(d)(h)	Service & Equipment	7.8%		12/15/22	7,750	7,625	7,731
Everest Acquisition LLC	(d)	Upstream	9.4%		5/1/20	19,250	19,882	21,779
Forest Oil Corp.	(d)(h)	Upstream	7.5%		9/15/20	4,100	4,100	4,097
Global Partners L.P.	(h)	Midstream	8.0%		2/14/18	70,000	68,106	70,000
Hercules Offshore, Inc.	(d)(h)	Service & Equipment	10.5%		10/15/17	3,000	3,028	3,180
Hercules Offshore, Inc.	(d)(h)	Service & Equipment	8.8%		7/15/21	3,900	3,900	4,155
Hercules Offshore, Inc.	(d)(g)(h)	Service & Equipment	7.5%		10/1/21	5,000	5,000	4,985
Legacy Reserves L.P.	(d)(h)	Upstream	6.6%		12/1/21	9,600	9,450	8,949
Legacy Reserves L.P.	(d)(h)	Upstream	8.0%		12/1/20	16,750	16,414	16,879
Martin Midstream Partners L.P.	(d)(h)	Midstream	7.3%		2/15/21	3,000	3,000	3,043
Memorial Production Partners L.P.	(d)(h)	Upstream	7.6%		5/1/21	3,100	3,056	3,007
Pinnacle Operating Corp.	(d)	Service & Equipment	9.0%		11/15/20	2,500	2,500	2,563
QR Energy, L.P.	(d)(h)	Upstream	9.3%		8/1/20	13,000	13,129	13,308
Rex Energy Corp.	(d)(h)	Upstream	8.9%		12/1/20	13,000	12,912	13,632
RKI Exploration & Production, LLC	(d)	Upstream	8.5%		8/1/21	34,100	34,124	34,452
Samson Investment Co.	(d)	Upstream	9.8%		2/15/20	23,000	23,030	24,517
Sanchez Energy Corp.	(d)(h)	Upstream	7.8%		6/15/21	11,500	11,276	11,287
Seitel, Inc.	(d)	Service & Equipment	9.5%		4/15/19	5,000	5,000	5,047
SemGroup Corp.	(d)(h)	Midstream	7.5%		6/15/21	9,400	9,400	9,645
Sidewinder Drilling Inc.	(d)	Service & Equipment	9.8%		11/15/19	21,500	21,599	20,992
Summit Midstream Holdings, LLC	(d)(h)	Midstream	7.5%		7/1/21	1,000	1,000	1,030
Talos Production LLC	(d)	Upstream	9.8%		2/15/18	21,750	21,358	22,185
The Kenan Advantage Group, Inc.	(d)	Service & Equipment	8.4%		12/15/18	10,250	10,413	10,763
Zachry Holdings, Inc.	(d)	Service & Equipment	7.5%		2/1/20	11,800	12,065	12,213

Total Subordinated Debt							501,794	514,534

			Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—7.4%(i)
American Energy Ohio Holdings, LLC, Common Equity	(j)(k)	Upstream	7,788,845	$7,789	$7,789
BBH Operating LLC, Common Equity	(l)(k)	Upstream	1,000	1,000	995
Fortune Creek Co-Invest I L.P., LP Interest	(h)(m)	Midstream	N/A	22,773	23,417
Plains Offshore Operations Inc., Preferred Equity	(d)	Upstream	20,000	21,798	24,602
Plains Offshore Operations Inc., Warrants	(d)(k)	Upstream	405,378	689	1,176

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
San Pedro Development, LLC, Net Profits Interest	(n)(k)	Upstream	N/A	$2,998	$3,062
Synergy Offshore LLC, Preferred Equity	(o)	Upstream	40,000	40,443	40,407

Total Equity/Other				97,490	101,448

TOTAL INVESTMENTS—117.7%				$1,581,559	1,610,403

LIABILITIES IN EXCESS OF OTHER ASSETS—(17.7%)					(242,548)

NET ASSETS—100.0%					$1,367,855

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
(e)
Security or portion thereof held within EP Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).
(f)
Security or portion thereof held within Energy Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis, New York Branch (see Note 8).
(g)
Position or portion thereof unsettled as of September 30, 2013.
(h)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of September 30, 2013, 83.1% of the Company's total assets represented qualifying assets.
(i)
Listed investments may be treated as debt for GAAP or tax purposes.
(j)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(k)
Security is non-income producing.
(l)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(m)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2013.
(n)
Security held within EP San Pedro Investments, LLC, a wholly-owned subsidiary of the Company.
(o)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of the Company.

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

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—7.6%(g)
Fortune Creek Co-Invest I L.P., LP Interest	(f)(h)	Midstream	N/A	$23,345	$22,619
Plains Offshore Operations Inc., Preferred Equity	(d)	Upstream	209,227	20,776	22,370
Plains Offshore Operations Inc., Warrants	(d)(i)	Upstream	405,378	689	973

Total Equity/Other				44,810	45,962

TOTAL INVESTMENTS—116.3%				$677,919	701,172

LIABILITIES IN EXCESS OF OTHER ASSETS—(16.3%)					(98,283)

NET ASSETS—100.0%					$602,889

Total Return Swap		Notional Amount	Unrealized Appreciation
Citibank TRS Facility (Note 8)	(f)	$131,632	$3,141

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2013, the Company had four wholly-owned financing subsidiaries, Energy Funding LLC, or Energy Funding, EP Funding LLC, or EP Funding, EP Investments LLC, or EP Investments, and FSEP Term Funding, LLC, or FSEP Funding. As of September 30, 2013, the Company also had four wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies: EP American Energy Investments, Inc., through which it holds its equity interest in American Energy Ohio Holdings, LLC; EP San Pedro Investments, LLC, through which it holds its net profits interest in San Pedro Development, LLC; EP Synergy Investments, Inc., through which it holds its preferred equity interest in Synergy Offshore LLC; and FSEP-BBH, Inc., through which it holds its common equity interest in BBH Operating LLC. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2013. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries may be subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2012. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2013. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	75,335,170	$792,911	36,472,764	$362,685
Reinvestment of Distributions	3,497,589	33,607	580,803	5,260

Total Gross Proceeds	78,832,759	826,518	37,053,567	367,945
Commissions and Dealer Manager Fees	—	(69,790)	—	(32,643)

Net Proceeds to Company	78,832,759	756,728	37,053,567	335,302
Share Repurchase Program	(183,796)	(1,761)	—	—

Net Proceeds from Share Transactions	78,648,963	$754,967	37,053,567	$335,302

Status of Continuous Public Offering

        Since commencing its continuous public offering and through October 29, 2013, the Company has sold 153,107,198 common shares (as adjusted for share distributions) for gross proceeds of $1,575,896. As of October 29, 2013, the Company had raised total gross proceeds of $1,596,100, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4). During the nine months ended September 30, 2013 and 2012, the Company sold 78,832,759 and 37,053,567 common shares (as adjusted for share distributions) for gross proceeds of $826,518 and $367,945 at an average price per share of $10.48 and $9.93, respectively. The gross proceeds received during the nine months ended September 30, 2013 and 2012 include reinvested shareholder distributions of $33,607 and $5,260, respectively, for which the Company issued 3,497,589 and 580,803 common shares (as adjusted for share distributions), respectively. During the period from October 1, 2013 to October 29, 2013, the Company sold 11,972,510 common shares for gross proceeds of $127,331 at an average price per share of $10.64.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $69,790 and $32,643 for the nine months ended September 30, 2013 and 2012, respectively.

        Prior to September 11, 2013, the Company accepted subscriptions on a continuous basis and issued common shares at semi-monthly closings. On September 11, 2013, the Company transitioned from semi-monthly closings to weekly closings for the sale of common shares in its continuous public offering. Common shares issued pursuant to the Company's distribution reinvestment plan typically will be issued on the same date that the Company holds its last weekly closing within a month.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. In months in which the Company repurchases common shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of common shares in its public offering. The Company's board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company's October 1, 2012 semi-monthly closing.

        The following table sets forth the number of common shares repurchased by the Company under its share repurchase program during the nine months ended September 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744

        On October 2, 2013, the Company repurchased 156,300 common shares (representing 100% of common shares tendered for repurchase) at $9.675 per share for aggregate consideration totaling $1,512.

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

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS Advisor will receive 20.0% of the pre-incentive fee net investment income.

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

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded certain of the Company's offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. Since inception through September 30, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the nine months ended September 30, 2013 and 2012, the Company paid total reimbursements of $0 and $2,051, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of September 30, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2013 and 2012:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$8,722	$2,232	$20,087	$4,284
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$1,861	$3,154	$3,850	$3,388
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$98	$—	$851	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$605	$287	$1,602	$488
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$5,549	$3,025	$14,471	$6,691

(1)
During the nine months ended September 30, 2013 and 2012, $14,907 and $646, respectively, in base management fees were paid to FS Advisor. During the nine months ended September 30, 2012, $1,752 in base management fees were

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

  applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see "—Expense Reimbursement"). Of the $8,702 in base management fees accrued and payable as of September 30, 2013, it is intended that the entire amount will be paid to FS Advisor.

(2)
During the nine months ended September 30, 2013 and 2012, the Company accrued capital gains incentive fees of $3,850 and $3,388, respectively, based on the performance of its portfolio, of which $1,218 and $2,780, respectively, was based on unrealized gains and $2,632 and $608, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. As of September 30, 2013, the Company had accrued $9,379 in capital gains incentive fees, $6,747 of which was based on unrealized gains and $2,632 of which was based on realized gains. As of December 31, 2012, $953 in capital gains incentive fees were payable by the Company to FS Advisor, all of which was paid to FS Advisor during the nine months ended September 30, 2013. The Company did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the nine months ended September 30, 2012.

(3)
During the nine months ended September 30, 2013, $753 of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2013, a subordinated incentive fee on income of $98 was payable to FS Advisor.

(4)
During the nine months ended September 30, 2013 and 2012, $1,313 and $399, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $1,193 and $342 in administrative services expenses to FS Advisor during the nine months ended September 30, 2013 and 2012, respectively.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of approximately $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 29, 2013, the Company has sold an aggregate of 3,360,188 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,210 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        During the nine months ended September 30, 2012, the Company accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of September 30, 2013, the Company had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the nine months ended September 30, 2013 and 2012, the Company accrued $0 and $349, respectively, for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, the Company had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the nine months ended September 30, 2013. As of September 30, 2013, no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company's semi-monthly closing occurring on June 17, 2013, FS Trust purchased approximately $43 of the Company's common shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.675 per share.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the nine months ended September 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419
September 30, 2012	$0.1563	$5,907
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686
September 30, 2013	$0.1598	$20,472

(1)
The per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed below.

        Prior to September 2013, the Company authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with the Company's transition from semi-monthly closings to weekly closings for the sale of common shares in its continuous public offering, beginning in September 2013, the Company authorizes and declares

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis. On September 9, 2013, the Company's board of trustees declared regular weekly cash distributions for September 2013 through December 2013. The regular weekly cash distributions, each in the amount of $0.012616 per share, have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

        The Company has adopted an "opt in" distribution reinvestment plan for its shareholders. As a result, if the Company makes a cash distribution, its shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a shareholder's ability to participate in the distribution reinvestment plan.

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

        The Company expects that for a period of time following commencement of its continuous public offering, which time period may be significant, substantial portions of the Company's distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company's distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company's investment performance and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company's future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common shares during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	49,654	100%	7,454	67%
Capital gains proceeds from the sale of assets	—	—	1,608	14%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	970	9%
Expense reimbursement from sponsor	—	—	1,083	10%

Total	$49,654	100%	$11,115	100%

(1)
During the nine months ended September 30, 2013, 96% of the Company's gross investment income was attributable to cash interest earned and 4% was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest. During the nine months ended September 30, 2012, 96% of the Company's gross investment income was attributable to cash interest earned and 4% was attributable to non-cash accretion of discount.

        The Company's net investment income on a tax basis for the nine months ended September 30, 2013 and 2012 was $50,592 and $8,537, respectively. As of September 30, 2013, the Company had $938 of undistributed net investment income on a tax basis. As of December 31, 2012, the Company had distributed all of its net investment income on a tax basis.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is due to the accrual for GAAP purposes of income on a limited partnership interest, the tax-basis amortization of organization costs incurred prior to the commencement of the Company's operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
GAAP-basis net investment income	$44,107	$6,112
Income on limited partnership interest	(545)	(1,927)
Tax-basis amortization of organization costs	(18)	(18)
Reversal of incentive fee accrual on unrealized gains	1,218	2,780
GAAP vs. tax-basis consolidation of subsidiaries	(772)	—
Tax-basis net investment income portion of total return swap payments	6,602	1,564
Accretion of discount on total return swap	—	26

Tax-basis net investment income	$50,592	$8,537

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

        The following table reflects the share distribution that the Company has declared on its common shares through September 30, 2013:

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        As of September 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2013 (Unaudited)	December 31, 2012
Distributable ordinary income net of distributions received on limited partnership interest	$11,142	$171
Distribution receivable on limited partnership interest	—	270
Incentive fee accrual on unrealized gains	(6,747)	(5,529)
Unamortized organization costs	(297)	(315)
GAAP vs. tax-basis consolidation of subsidiaries	772	—
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	31,877	28,451

	$36,747	$23,048

(1)
As of September 30, 2013 and December 31, 2012, the gross unrealized appreciation on the Company's investments and total return swap and gain on foreign currency was $36,770 and $29,698, respectively. As of September 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $4,893 and $1,247, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $1,578,477 and $675,823 as of September 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation on a tax basis was $31,877 as of September 30, 2013. The aggregate net unrealized appreciation on a tax basis, including the Company's TRS with Citibank, N.A., or Citibank, was $28,451 as of December 31, 2012.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$459,354	$466,176	29%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	462,763	467,663	29%	71,607	73,451	10%
Senior Secured Bonds	60,158	60,582	4%	33,366	35,158	5%
Subordinated Debt	501,794	514,534	32%	332,214	345,849	49%
Equity/Other	97,490	101,448	6%	44,810	45,962	7%

	$1,581,559	$1,610,403	100%	$677,919	$701,172	100%

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

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2013, the Company had two senior secured loan investments with aggregate unfunded commitments of $15,601 and three equity/other investments with aggregate unfunded commitments of $17,430. As of December 31, 2012, the Company had one senior secured loan investment with an unfunded commitment of $10,000. The Company maintains sufficient cash on hand to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$786,393	49%	$335,486	48%
Midstream	224,021	14%	60,675	9%
Downstream	4,284	0%	2,978	0%
Service & Equipment	471,549	29%	159,268	23%
Power	124,156	8%	142,765	20%

Total	$1,610,403	100%	$701,172	100%

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

        As of September 30, 2013 and December 31, 2012, the Company's investments were categorized as follows in the fair value hierarchy:

	September 30, 2013 (Unaudited)	December 31, 2012
Valuation Inputs	Investments	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	1,610,403	701,172	3,141

	$1,610,403	$701,172	$3,141

        The Company's investments as of September 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Three senior secured loan investments and one subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity/other investment, both of which were newly-issued and purchased near September 30, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The following is a reconciliation for the nine months ended September 30, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2013
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$200,752	$73,451	$35,158	$345,849	$45,962	$701,172
Accretion of discount (amortization of premium)	1,870	445	(70)	(94)	450	2,601
Net realized gain (loss)	227	(253)	548	3,559	—	4,081
Net change in unrealized appreciation (depreciation)	1,992	3,056	(1,368)	(895)	2,806	5,591
Purchases	645,537	395,894	57,430	332,039	51,787	1,482,687
Paid-in-kind interest	—	—	—	257	443	700
Sales and redemptions	(384,202)	(4,930)	(31,116)	(166,181)	—	(586,429)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$466,176	$467,663	$60,582	$514,534	$101,448	$1,610,403

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,652	$4,046	$(179)	$3,271	$2,806	$14,596

	For the Nine Months Ended September 30, 2012
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$22,720	$5,577	$4,875	$35,789	$22,681	$91,642
Accretion of discount (amortization of premium)	179	62	3	(57)	376	563
Net realized gain (loss)	291	35	344	916	—	1,586
Net change in unrealized appreciation (depreciation)	3,807	874	251	6,077	858	11,867
Purchases	162,423	22,094	10,793	238,026	21,421	454,757
Sales and redemptions	(39,926)	(1,959)	(5,294)	(57,113)	(278)	(104,570)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$149,494	$26,683	$10,972	$223,638	$45,058	$455,845

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,835	$795	$181	$6,086	$858	$11,755

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of September 30, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at September 30, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$47,539	Market Comparables	Market Yield (%)	8.0% - 11.5%	9.3%
Subordinated Debt	$70,000	Market Comparables	Market Yield (%)	7.8% - 8.3%	8.0%
Equity/Other	$93,659	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Production Multiples (Mmb/d)	$185,000.0	$185,000.0
			Proved Reserves Multiples (Mmboe)	$6.0 - $16.8	$16.3
			PV-10 Multiples (x)	0.2x - 1.8x	1.0x
		Discounted Cash Flow	Discount Rate (%)	10.0% - 28.0%	13.1%
		Option Valuation Model	Volatility (%)	52.5%	52.5%

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment ($115,000) and one equity/other investment ($7,789), both of which were newly-issued and purchased near September 30, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value. As of September 30, 2013, $15,601 of the senior secured loans—first lien investments consisted of unfunded loan commitments.

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

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,000 of the senior secured loans—first lien investment consisted of an unfunded loan commitment.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of September 30, 2013. For additional information regarding these financing facilities, please see the notes to the Company's audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving	L + 2.50%	$147,000	$28,000	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	$—	June 24, 2014
Natixis Credit Facility	Revolving	L + 2.40%	$58,000	$92,000	July 11, 2023

Citibank Credit Facility

        On May 24, 2013, EP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Citibank credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Citibank credit facility provides for borrowings in an aggregate principal amount up to $175,000 on a committed basis.

        The Company may contribute cash or debt securities to EP Funding from time to time, subject to certain restrictions set forth in the Citibank credit facility, and will retain a residual interest in any assets contributed through its ownership of EP Funding or will receive fair market value for any debt securities sold to EP Funding. EP Funding may purchase additional debt securities from various sources. EP Funding has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. EP Funding's obligations to Citibank under the facility are secured by a first priority security interest in substantially all of the assets of EP Funding, including its portfolio of debt securities. The obligations of EP Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in EP Funding.

        Borrowings under the Citibank credit facility accrue interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 2.50% per annum during the first eighteen months of the facility and three-month LIBOR plus 2.75% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of EP Funding's portfolio and a loan compliance test with respect to the initial acquisition of each debt security in EP Funding's portfolio.

        Beginning on August 21, 2013, EP Funding became subject to a non-usage fee to the extent that the aggregate principal amount available under the Citibank credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning on November 24, 2014. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015.

        As of September 30, 2013, $147,000 was outstanding under the Citibank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2013, $540 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        The effective interest rate under the Citibank credit facility was 2.81% per annum as of September 30, 2013. Interest is payable quarterly in arrears commencing on November 12, 2013. The Company recorded interest expense of $1,029 and $1,163 for the three and nine months ended September 30, 2013, respectively, of which $83 and $117, respectively, related to the amortization of deferred financing costs and $18 and $18, respectively, related to commitment fees on the unused portion of the facility. The Company did not pay any interest expense for the nine months ended September 30, 2013. The average borrowings under the facility for the period since the Company commenced borrowing thereunder to September 30, 2013 were $118,355, with a weighted average interest rate of 2.89%, which includes commitment fees on the unused portion of the facility.

        Under the Citibank credit facility, EP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal or interest payments within five business days of when due; (b) the insolvency or bankruptcy of EP Funding or the Company; (c) the failure of EP Funding to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as EP Funding's investment manager; and (e) GSO (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, EP Funding must pay interest at a default rate.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000.

        Under the Deutsche Bank credit facility, the Company has transferred from time to time cash or securities to FSEP Funding as a contribution to capital and retains a residual interest in the contributed cash or securities through the Company's ownership of FSEP Funding. The Company may contribute additional cash or securities to FSEP Funding from time to time and FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to Deutsche Bank under the facility are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in FSEP Funding.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the commitments under the facility bearing interest at the rate of LIBOR plus 1.80% per annum. FSEP Funding is subject to a non-usage fee to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

        As of September 30, 2013 and December 31, 2012, $240,000 and $185,232, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,300 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2013, $440 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Deutsche Bank credit facility was 2.06% per annum as of September 30, 2013. Interest is payable quarterly in arrears. The Company recorded interest expense of $1,413 and $3,936 for the three and nine months ended September 30, 2013, respectively, of which $150 and $485, respectively, related to the amortization of deferred financing costs and $0 and $191, respectively, related to commitment fees on the unused portion of the facility. The Company recorded interest expense of $526 and $1,050 for the three and nine months ended September 30, 2012, respectively, of which $87 and $169, respectively, related to the amortization of deferred financing costs and $4 and $48, respectively, related to commitment fees on the unused portion of the facility. The Company paid $3,302 and $677 in interest expense for the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the facility for the nine months ended September 30, 2013 and 2012 were $208,460 and $41,007, respectively, with a weighted average interest rate of 2.18% and 2.15%, respectively, which includes commitment fees on the unused portion of the facility.

Natixis Credit Facility

        On July 11, 2013, Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

        The Company may contribute cash or debt securities to Energy Funding from time to time, subject to certain restrictions set forth in the Natixis credit facility, and will retain a residual interest in any assets contributed through its ownership of Energy Funding or will receive fair market value for any debt securities sold to Energy Funding. Energy Funding may purchase additional debt securities from various sources. Energy Funding has appointed the Company to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in Energy Funding.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        Borrowings under the Natixis credit facility accrue interest at a rate equal to three-month LIBOR plus 2.40% per annum. Borrowings under the facility are subject to compliance with, among other things, an overcollateralization ratio test with respect to the current value of Energy Funding's portfolio, an interest coverage ratio test with respect to the payments due under the facility and eligibility criteria with respect to the initial acquisition of each debt security in Energy Funding's portfolio.

        Energy Funding is subject to a non-usage fee to the extent that the aggregate principal amount available under the Natixis credit facility is not borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of September 30, 2013, $58,000 was outstanding under the Natixis credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2013, $2,486 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Natixis credit facility was 2.98% per annum as of September 30, 2013. Interest is payable quarterly in arrears commencing November 20, 2013. The Company recorded interest expense of $313 for the three and nine months ended September 30, 2013, of which $58 related to the amortization of deferred financing costs and $154 related to commitment fees on the unused portion of the facility. The Company did not pay any interest expense for the nine months ended September 30, 2013. The average borrowings under the facility for the period since the Company commenced borrowing thereunder to September 30, 2013 were $58,000, with a weighted average interest rate of 3.78%, which includes commitment fees on the unused portion of the facility for such period.

        In connection with the Natixis credit facility, Energy Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) Energy Funding becoming an investment company required to be registered under the 1940 Act; (c) certain events of insolvency or bankruptcy of Energy Funding; (d) the resignation or removal of the Company as Energy Funding's collateral manager; (e) FS Advisor or any replacement thereof approved in writing by the majority lenders no longer serving as the investment adviser to the Company; and (f) GSO or any replacement thereof approved in writing by the majority lenders no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, the majority lenders or Natixis (acting at the direction of the majority lenders) may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Energy Funding must pay interest at a default rate.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

        The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:(1)
Net asset value, beginning of period	$9.34	$8.74
Results of operations(2)
Net investment income (loss)	0.44	0.33
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.19	1.05

Net increase (decrease) in net assets resulting from operations	0.63	1.38

Shareholder distributions(3)
Distributions from net investment income	(0.48)	(0.49)
Distributions from net realized gain on investments	—	(0.10)
Distributions representing tax return of capital	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.48)	(0.63)

Capital share transactions
Issuance of common shares(4)	0.10	0.02
Repurchases of common shares(5)	—	—
Offering costs(2)	(0.04)	(0.12)
Reimbursement to investment adviser(2)	—	(0.07)
Capital contributions of investment adviser(2)	—	0.02

Net increase (decrease) in net assets resulting from capital share transactions	0.06	(0.15)

Net asset value, end of period	$9.55	$9.34

Shares outstanding, end of period	143,173,872	64,524,909

Total return(6)	7.39%	14.07%

Ratio/Supplemental Data:
Net assets, end of period	$1,367,855	$602,889

Ratio of net investment income to average net assets(7)	4.59%	3.64%
Ratio of operating expenses to average net assets(7)	3.81%	7.09%
Portfolio turnover(8)	50.75%	75.24%

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

(6)
The total return for the nine months ended September 30, 2013 was calculated by taking the net asset value per share as of September 30, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company's investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

(7)
Weighted average net assets during the period are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013 (Unaudited)	Year Ended December 31, 2012
Ratio of accrued capital gains incentive fees to average net assets	0.40%	2.30%
Ratio of subordinated income incentive fees to average net assets	0.09%	—
Ratio of interest expense to average net assets	0.56%	0.77%
(8)
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

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future quarters, we do not expect our revenues to include net realized gain on total return swap or net unrealized appreciation and deprecation on total return swap as a result of the termination of our TRS on May 24, 2013. We may, however, elect to utilize a total return swap in the future.

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

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to shareholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        During the nine months ended September 30, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of September 30, 2013, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the nine months ended September 30, 2013 and 2012, we accrued $0 and $349, respectively, for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the nine months ended September 30, 2013. As of September 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2013 and for the Year Ended December 31, 2012

        The following table presents certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2013.

Total Portfolio Activity

Net Investment Activity	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Purchases	$425,889	$1,482,687
Sales and Redemptions	(237,956)	(586,429)

Net Portfolio Activity	$187,933	$896,258

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$204,982	48%	$645,537	44%
Senior Secured Loans—Second Lien	96,725	23%	395,894	27%
Senior Secured Bonds	564	0%	57,430	4%
Subordinated Debt	72,831	17%	332,039	22%
Equity/Other	50,787	12%	51,787	3%

Total	$425,889	100%	$1,482,687	100%

	September 30, 2013
Total Portfolio Characteristics	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$466,176	29%
Senior Secured Loans—Second Lien	467,663	29%
Senior Secured Bonds	60,582	4%
Subordinated Debt	514,534	32%
Equity/Other	101,448	6%

Total	$1,610,403	100%

Number of Portfolio Companies	86
% Variable Rate (based on fair value)	58.0%
% Fixed Rate (based on fair value)	35.7%
% Income Producing Equity or Other Investments (based on fair value)	5.5%
% Non-Income Producing Equity or Other Investments (based on fair value)	0.8%
Average Annual EBITDA of Portfolio Companies	$188,900
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.9%

New Proprietary Activity	Three Months Ended September 30, 2013
Total Commitments (including Unfunded Commitments)	$199,900
Exited Investments (including partial paydowns)	—

Net Proprietary Activity	$199,900

	For the Three Months Ended September 30, 2013
New Proprietary Commitments by Asset Class	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$16,684	8%
Senior Secured Loans—Second Lien	115,000	58%
Senior Secured Bonds	—	—
Subordinated Debt	—	—
Equity/Other	68,216	34%

Total	$199,900	100%

Average New Proprietary Commitment Amount	$66,633
Weighted Average Maturity for Newly Funded Proprietary Commitments	5/15/18
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Newly Funded Investments during Period	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	N/A

Total Proprietary Portfolio Characteristics
Number of Funded Proprietary Portfolio Companies	7
% of Funded Proprietary Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments—Excluding Non-Income Producing Assets	10.8%

        During the nine months ended September 30, 2013, we made investments in portfolio companies totaling $1,482,687. During the same period, we sold investments for proceeds of $431,215 and received principal repayments of $155,214. As of September 30, 2013, our investment portfolio, with a total fair value of $1,610,403, consisted of interests in 86 portfolio companies (29% in first lien senior secured loans, 29% in second lien senior secured loans, 4% in senior secured bonds, 32% in subordinated debt and 6% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $188.9 million. As of September 30, 2013, the investments in our portfolio were purchased at a weighted average price of 99.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 67.9% of our portfolio based on the fair value of our investments) was B3 based upon the ratings scale employed by Moody's Investors Service, Inc., or Moody's, and our estimated gross annual portfolio yield, prior to leverage, was 8.9% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of September 30, 2013. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.012616 per share as of September 30, 2013 and our public offering price of $10.75 per share as of such date, the annualized distribution rate to shareholders as of September 30, 2013 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$459,354	$466,176	29%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	462,763	467,663	29%	71,607	73,451	10%
Senior Secured Bonds	60,158	60,582	4%	33,366	35,158	5%
Subordinated Debt	501,794	514,534	32%	332,214	345,849	49%
Equity/Other	97,490	101,448	6%	44,810	45,962	7%

	$1,581,559	$1,610,403	100%	$677,919	$701,172	100%

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

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2013, we had two senior secured loan investments with aggregate unfunded commitments of $15,601 and three equity/other investments with aggregate unfunded commitments of $17,430. As of December 31, 2012, we had one senior secured loan investment with an unfunded commitment of $10,000. We maintain sufficient cash on hand to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$786,393	49%	$335,486	48%
Midstream	224,021	14%	60,675	9%
Downstream	4,284	0%	2,978	0%
Service & Equipment	471,549	29%	159,268	23%
Power	124,156	8%	142,765	20%

Total	$1,610,403	100%	$701,172	100%

        As of September 30, 2013 and December 31, 2012, approximately 52% and 49%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order or an opportunistic or event driven investment. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$318,386	20%	$80,962	11%
Anchor Order	518,485	32%	195,411	28%
Opportunistic	—	—	68,745	10%
Event Driven	—	—	—	—
Broadly Syndicated/Other	773,532	48%	356,054	51%

Total	$1,610,403	100%	$701,172	100%

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$10,918	1%	$34,149	5%
2	1,580,089	98%	636,590	91%
3	19,396	1%	3,677	1%
4	—	—	26,756	3%
5	—	—	—	—

	$1,610,403	100%	$701,172	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

Revenues

        We generated investment income of $35,591 and $8,671 for the three months ended September 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments and dividends and other distributions earned on equity/other securities in our portfolio. Such revenues represent $33,622 and $8,442 of cash income earned as well as $1,969 and $229 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended September 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

        Our total operating expenses were $16,014 and $6,851 for the three months ended September 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FS Advisor of $8,722 and $2,232 for the three months ended September 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FS Advisor of $605 and $287 for the three months ended September 30, 2013 and 2012, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the three months ended September 30, 2013, we accrued a subordinated incentive fee on income of $98 based on the performance of our portfolio. We did not accrue any subordinated incentive fee on income during the three months ended September 30, 2012. During the three months ended September 30, 2013 and 2012, we accrued capital gains incentive fees of $1,861 and $3,154, respectively, based on the performance of our portfolio.

        We recorded interest expense of $2,755 and $526 for the three months ended September 30, 2013 and 2012, respectively, relating to our credit facilities. For the three months ended September 30, 2013 and 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $201 and $84, respectively, and fees and expenses incurred with our share transfer agent totaled $525 and $201, respectively. Fees for our board of trustees were $200 and $82 for the three months ended September 30, 2013 and 2012, respectively.

        Our other general and administrative expenses totaled $1,047 and $285 for the three months ended September 30, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended September 30,
	2013	2012
Expenses associated with our independent audit and related fees	$126	$81
Compensation of our chief compliance officer	10	10
Legal fees	201	29
Printing fees	64	127
Insurance expense	36	20
Income tax expense	435	—
Other	175	18

Total	$1,047	$285

        We generally expect our operating expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the three months ended September 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 1.33% and 2.08%, respectively. For the three months ended September 30, 2012, the ratio of our net operating expenses to our average net assets, which includes $349 of expense recoupments payable to Franklin Square Holdings, was 2.19%. During the three months ended September 30, 2013 and 2012, our ratio of net operating expenses to average net assets included $2,755 and $526, respectively, related to interest expense and $1,959 and $3,154, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 0.94% and 1.07% for the three months ended September 30, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

        During the three months ended September 30, 2013 and 2012, we did not accrue any amounts for reimbursements from Franklin Square Holdings under the expense reimbursement agreement. As of September 30, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the three months ended September 30, 2013 and 2012, we accrued $0 and $349, respectively, for expense recoupments payable to Franklin Square Holdings. As of September 30, 2013, no amounts remain subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $19,577 ($0.15 per share) and $1,471 ($0.04 per share) for the three months ended September 30, 2013 and 2012, respectively.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $218,387 and $19,569, respectively, during the three months ended September 30, 2013, from which we realized a net gain of $660. We realized a net loss of $21 from settlements on foreign currency during the three months ended September 30, 2013. We sold investments and received principal repayments of $36,251 and $6,543, respectively, during the three months ended September 30, 2012, from which we realized a net gain of $1,032. During the three months ended September 30, 2012, we earned $1,077 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $13 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended September 30, 2013 and 2012, the net change in unrealized appreciation (depreciation) on investments totaled $8,670 and $12,352, respectively, and the net change in unrealized gain (loss) on foreign currency was $20 and $46, respectively. The net change in unrealized appreciation (depreciation) on our TRS for the three months ended September 30, 2012 was $1,297. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2013 was primarily driven by a general tightening of credit spreads. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2012 was primarily driven by the improvement of certain Energy market fundamentals and tightening of credit spreads.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended September 30, 2013 and 2012, the net increase (decrease) in net assets resulting from operations was $28,906 ($0.23 per share) and $17,288 ($0.48 per share), respectively.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

        We generated investment income of $80,674 and $15,726 for the nine months ended September 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments and dividends and other distributions earned on equity/other securities in our portfolio. Such revenues represent $77,373 and $15,163 of cash income earned as well as $3,301 and $563 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the nine months ended September 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

        Our total operating expenses were $36,567 and $10,697 for the nine months ended September 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FS Advisor of $20,087 and $4,284 for the nine months ended September 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FS Advisor of $1,602 and $488 for the nine months ended September 30, 2013 and 2012, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the nine months ended September 30, 2013, we accrued a subordinated incentive fee on income of $851 based on the performance of our portfolio. We did not accrue any subordinated incentive fee on income during the nine months ended September 30, 2012. During the nine months ended September 30, 2013 and 2012, we accrued capital gains incentive fees of $3,850 and $3,388, respectively, based on the performance of our portfolio, of which $1,218 and $2,780, respectively, was based on unrealized gains and $2,632 and $608, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $5,412 and $1,059 for the nine months ended September 30, 2013 and 2012, respectively, relating to our credit facilities and our TRS. For the nine months ended September 30, 2013 and 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $509 and $164, respectively, and fees and expenses incurred with our share transfer agent totaled $1,400 and $380, respectively. Fees for our board of trustees were $599 and $245 for the nine months ended September 30, 2013 and 2012, respectively.

        Our other general and administrative expenses totaled $2,257 and $689 for the nine months ended September 30, 2013 and 2012, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2013	2012
Expenses associated with our independent audit and related fees	$290	$254
Compensation of our chief compliance officer	65	42
Legal fees	604	127
Printing fees	341	154
Insurance expense	106	61
Income tax expense	435	—
Other	416	51

Total	$2,257	$689

        We generally expect our operating expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the nine months ended September 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 3.81% and 5.24%, respectively. For the nine months ended September 30, 2012, the ratio of our net operating expenses to our average net assets, which includes $1,432 of expense reimbursements from Franklin Square Holdings less $349 of expense recoupments payable to Franklin Square Holdings, was 4.71%. During the nine months ended September 30, 2013 and 2012, our ratio of net operating expenses to average net assets included $5,412 and $1,059, respectively, related to interest expense and $4,701 and $3,388, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 2.76% and 2.53% for the nine months ended September 30, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

        During the nine months ended September 30, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of September 30, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future.

During the nine months ended September 30, 2013 and 2012, we accrued $0 and $349, respectively, for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the nine months ended September 30, 2013. As of September 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $44,107 ($0.44 per share) and $6,112 ($0.27 per share) for the nine months ended September 30, 2013 and 2012, respectively.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $431,215 and $155,214, respectively, during the nine months ended September 30, 2013, from which we realized a net gain of $4,081. During the nine months ended September 30, 2013, we earned $12,736 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $11 from settlements on foreign currency. We sold investments and received principal repayments of $73,331 and $31,239, respectively, during the nine months ended September 30, 2012, from which we realized a net gain of $1,586. During the nine months ended September 30, 2012, we earned $1,564 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $22 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the nine months ended September 30, 2013 and 2012, the net change in unrealized appreciation (depreciation) on investments totaled $5,591 and $11,867, respectively; the net change in unrealized appreciation (depreciation) on our TRS was $(3,141) and $1,908, respectively; and the net change in unrealized gain (loss) on foreign currency was $(10) and $43, respectively. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2013 was primarily driven by a general tightening of credit spreads during the first and third quarters of 2013 and an increase in appreciation during the period of our equity/other investments. The change in unrealized appreciation (depreciation) on our TRS during the nine months ended September 30, 2013 was primarily driven by the termination of our TRS on May 24, 2013, which converted unrealized gains as of March 31, 2013 into realized gains. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during such period.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the nine months ended September 30, 2013 and 2012, the net increase (decrease) in net assets resulting from operations was $63,353 ($0.63 per share) and $23,102 ($1.02 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of September 30, 2013, we had $218,947 in cash, which we hold in a custodial account, and $120,000 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of September 30, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Citibank Credit Facility	Revolving	L + 2.50%	$147,000	$28,000	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	$—	June 24, 2014
Natixis Credit Facility	Revolving	L + 2.40%	$58,000	$92,000	July 11, 2023

        During the nine months ended September 30, 2013, we sold 78,832,759 common shares for gross proceeds of $826,518 at an average price per share of $10.48. The gross proceeds received during the nine months ended September 30, 2013 include reinvested shareholder distributions of $33,607, for which we issued 3,497,589 common shares. During the nine months ended September 30, 2013, we also incurred offering costs of $3,700 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $69,790 for the nine months ended September 30, 2013. These sales commissions and fees include $14,471 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through October 29, 2013, we have sold 153,107,198 common shares (as adjusted for share distributions) for gross proceeds of $1,575,896. As of October 29, 2013, we have raised total gross proceeds of $1,596,100, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of October 29, 2013, we have sold an aggregate of 3,360,188 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,210 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

        We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of our common shares. We accept subscriptions on a continuous basis and issue common shares at weekly closings. Prior to September 11, 2013, we issued common shares on a semi-monthly basis. Shares are issued at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

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

        The following table sets forth the number of common shares repurchased by us under our share repurchase program during the nine months ended September 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744

        On October 2, 2013, we repurchased 156,300 common shares (representing 100% of common shares tendered for repurchase) at $9.675 per share for aggregate consideration totaling $1,512.

Citibank Credit Facility

        On May 24, 2013, EP Funding, our wholly-owned, special-purpose financing subsidiary, entered into the Citibank credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Citibank credit facility provides for borrowings in an aggregate principal amount up to $175,000 on a committed basis.

        We may contribute cash or debt securities to EP Funding from time to time, subject to certain restrictions set forth in the Citibank credit facility, and will retain a residual interest in any assets contributed through our ownership of EP Funding or will receive fair market value for any debt securities sold to EP Funding. EP Funding may purchase additional debt securities from various sources. EP Funding has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. EP Funding's obligations to Citibank under the facility are secured by a first priority security interest in substantially all of the assets of EP Funding, including its portfolio of debt securities. The obligations of EP Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in EP Funding.

        Borrowings under the Citibank credit facility accrue interest at a rate equal to three-month LIBOR plus 2.50% per annum during the first eighteen months of the facility and three-month LIBOR plus 2.75% per annum thereafter. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of EP Funding's portfolio and a loan compliance test with respect to the initial acquisition of each debt security in EP Funding's portfolio.

        Beginning on August 21, 2013, EP Funding became subject to a non-usage fee to the extent that the aggregate principal amount available under the Citibank credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning on November 24, 2014. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015.

        As of September 30, 2013, $147,000 was outstanding under the Citibank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $657 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2013, $540 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Citibank credit facility was 2.81% per annum as of September 30, 2013. Interest is payable quarterly in arrears commencing on November 12, 2013. We recorded interest expense of $1,029 and $1,163 for the three and nine months ended September 30, 2013, respectively, of which $83 and $117, respectively, related to the amortization of deferred financing costs and $18 and $18, respectively, related to commitment fees on the unused portion of the facility.

We did not pay any interest expense for the nine months ended September 30, 2013. The average borrowings under the facility for the period since we commenced borrowing thereunder to September 30, 2013 were $118,355, with a weighted average interest rate of 2.89%, which includes commitment fees on the unused portion of the facility.

        Under the Citibank credit facility, EP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal or interest payments within five business days of when due; (b) the insolvency or bankruptcy of EP Funding or us; (c) the failure of EP Funding to be beneficially owned and controlled by us; (d) our resignation or removal as EP Funding's investment manager; and (e) GSO (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, EP Funding must pay interest at a default rate.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Funding, our wholly-owned, special-purpose financing subsidiary, entered into the Deutsche Bank credit facility with Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000.

        Under the Deutsche Bank credit facility, we have transferred from time to time cash or securities to FSEP Funding as a contribution to capital and retain a residual interest in the contributed cash or securities through our ownership of FSEP Funding. We may contribute additional cash or securities to FSEP Funding from time to time and FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to Deutsche Bank under the facility are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in FSEP Funding.

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the commitments under the facility bearing interest at the rate of LIBOR plus 1.80% per annum. FSEP Funding is subject to a non-usage fee to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

        As of September 30, 2013 and December 31, 2012, $240,000 and $185,232, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $1,300 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2013, $440 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Deutsche Bank credit facility was 2.06% per annum as of September 30, 2013. Interest is payable quarterly in arrears. We recorded interest expense of $1,413 and $3,936 for the three and nine months ended September 30, 2013, respectively, of which $150 and $485, respectively, related to the amortization of deferred financing costs and $0 and $191, respectively, related to commitment fees on the unused portion of the facility. We recorded interest expense of $526 and $1,050 for the three and nine months ended September 30, 2012, respectively, of which $87 and $169, respectively, related to the amortization of deferred financing costs and $4 and $48, respectively, related to commitment fees on the unused portion of the facility. We paid $3,302 and $677 in interest expense for the nine months ended September 30, 2013 and 2012, respectively. The average borrowings under the facility for the nine months ended September 30, 2013 and 2012 were $208,460 and $41,007, respectively, with a weighted average interest rate of 2.18% and 2.15%, respectively, which includes commitment fees on the unused portion of the facility.

Natixis Credit Facility

        On July 11, 2013, Energy Funding, our wholly-owned, special-purpose financing subsidiary, entered into the Natixis credit facility with Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

        We may contribute cash or debt securities to Energy Funding from time to time, subject to certain restrictions set forth in the Natixis credit facility, and will retain a residual interest in any assets contributed through our ownership of Energy Funding or will receive fair market value for any debt securities sold to Energy Funding. Energy Funding may purchase additional debt securities from various sources. Energy Funding has appointed us to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Energy Funding.

        Borrowings under the Natixis credit facility accrue interest at a rate equal to three-month LIBOR plus 2.40% per annum. Borrowings under the facility are subject to compliance with, among other things, an overcollateralization ratio test with respect to the current value of Energy Funding's portfolio, an interest coverage ratio test with respect to the payments due under the facility and eligibility criteria with respect to the initial acquisition of each debt security in Energy Funding's portfolio.

        Energy Funding is subject to a non-usage fee to the extent that the aggregate principal amount available under the Natixis credit facility is not borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of September 30, 2013, $58,000 was outstanding under the Natixis credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,544 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of September 30, 2013, $2,486 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Natixis credit facility was 2.98% per annum as of September 30, 2013. Interest is payable quarterly in arrears commencing November 20, 2013. We recorded interest expense of $313 for the three and nine months ended September 30, 2013, of which $58 related to the amortization of deferred financing costs and $154 related to commitment fees on the unused portion of the facility. We did not pay any interest expense for the nine months ended September 30, 2013. The average borrowings under the facility for the period since we commenced borrowing thereunder to September 30, 2013 were $58,000, with a weighted average interest rate of 3.78%, which includes commitment fees on the unused portion of the facility for such period.

        In connection with the Natixis credit facility, Energy Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) Energy Funding becoming an investment company required to be registered under the 1940 Act; (c) certain events of insolvency or bankruptcy of Energy Funding; (d) our resignation or removal as Energy Funding's collateral manager; (e) FS Advisor or any replacement thereof approved in writing by the majority lenders no longer serving as our investment adviser; and (f) GSO or any replacement thereof approved in writing by the majority lenders no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, the majority lenders or Natixis (acting at the direction of the majority lenders) may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Energy Funding must pay interest at a default rate.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 29, 2013, we have sold an aggregate of 3,360,188 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,210 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        We declared our first distribution on July 21, 2011. Prior to September 2013, we authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with our transition from semi-monthly closings to weekly closings for the sale of common shares in our continuous public offering, beginning in September 2013, we authorize and declare ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis, in each case subject to our board of trustees' discretion and applicable legal restrictions. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

        We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the nine months ended September 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
March 31, 2012(1)	$0.1555	$1,789
June 30, 2012	$0.1563	$3,419
September 30, 2012	$0.1563	$5,907
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686
September 30, 2013	$0.1598	$20,472

(1)
The per share distribution has been retroactively adjusted to reflect the share distribution declared in February 2012 as discussed in Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

        On September 9, 2013, our board of trustees declared regular weekly cash distributions for September 2013 through December 2013. The regular weekly cash distributions, each in the amount of $0.012616 per share, have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to shareholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings.

        The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common shares during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	49,654	100%	7,454	67%
Capital gains proceeds from the sale of assets	—	—	1,608	14%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	970	9%
Expense reimbursement from sponsor	—	—	1,083	10%

Total	$49,654	100%	$11,115	100%

(1)
During the nine months ended September 30, 2013, 96% of our gross investment income was attributable to cash interest earned and 4% was attributable to non-cash accretion of discount and PIK interest. During the nine months ended September 30, 2012, 96% of our gross investment income was attributable to cash interest earned and 4% was attributable to non-cash accretion of discount.

        Our net investment income on a tax basis for the nine months ended September 30, 2013 and 2012 was $50,592 and $8,537, respectively. As of September 30, 2013, we had $938 of undistributed net investment income on a tax basis. As of December 31, 2012, we had distributed all of our net investment income on a tax basis.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding share distributions declared on our common shares and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the nine months ended September 30, 2013 and 2012.

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

        Our investments as of September 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Three senior secured loan investments and one subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity/other investment, both of which were newly-issued and purchased near September 30, 2013, were valued at cost, as our board of trustees determined that the cost of each such investment was the best indication of its fair value.

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

        In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which is described more fully in "—Financial Condition, Liquidity and Capital Resources—Total Return Swap"), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the Staff informed us that it is their interpretation of the applicable language in the Advisers Act that we should "look through" the TRS in calculating our capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by us pursuant to the

TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of June 30, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology. On May 24, 2013, we terminated the TRS.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor and, to the extent it is required to provide such services, our sub-adviser are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2013 and 2012, we incurred $8,722 and $2,232, respectively, in base management fees and $605 and $287, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2013 and 2012, we incurred $20,087 and $4,284, respectively, in base management fees and $1,602 and $488, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three and nine months ended September 30, 2013, we accrued subordinated incentive fees on income of $98 and $851, respectively. We did not accrue any subordinated incentive fee on income during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, we paid FS Advisor $0 and $753, respectively, in subordinated incentive fees on income. As of September 30, 2013, $98 in subordinated incentive fees on income remained payable to FS Advisor. During the three months ended September 30, 2013 and 2012, we accrued capital gains incentive fees of $1,861 and $3,154, respectively, based on the performance of our portfolio. During the nine months ended September 30, 2013 and 2012, we accrued capital gains incentive fees of $3,850 and $3,388, respectively, based on the performance of our portfolio, of which $1,218 and $2,780, respectively, was based on unrealized gains and $2,632 and $608, respectively, was based on realized gains. As of December 31, 2012, $953 in capital gains incentive fees were payable by us to FS Advisor, all of which was paid to FS Advisor during the nine months ended September 30, 2013. As of September 30, 2013, we had accrued $9,379 in capital gains incentive fees, $6,747 of which was based on unrealized gains and $2,632 of which was based on realized gains.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Citibank credit facility, the Deutsche Bank credit facility and the Natixis credit facility at September 30, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Citibank Credit Facility(1)	$147,000	—	$147,000	—	—
Deutsche Bank Credit Facility(2)	$240,000	$240,000	—	—	—
Natixis Credit Facility(3)	$58,000	—	—	—	$58,000

(1)
At September 30, 2013, $28,000 remained unused under the Citibank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015.

(2)
At September 30, 2013, no amounts remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

(3)
At September 30, 2013, $92,000 remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

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

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

        Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, we satisfied the minimum offering requirement. Since inception through September 30, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the nine months ended September 30, 2013 and 2012, we paid total reimbursements of $0 and $2,051, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of September 30, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2013 and 2012:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$8,722	$2,232	$20,087	$4,284
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$1,861	$3,154	$3,850	$3,388
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$98	$—	$851	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$605	$287	$1,602	$488
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$5,549	$3,025	$14,471	$6,691

(1)
During the nine months ended September 30, 2013 and 2012, $14,907 and $646, respectively, in base management fees were paid to FS Advisor. During the nine months ended September 30, 2012, $1,752 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement. Of the $8,702 in base management fees accrued and payable as of September 30, 2013, it is intended that the entire amount will be paid to FS Advisor.

(2)
During the nine months ended September 30, 2013 and 2012, we accrued capital gains incentive fees of $3,850 and $3,388, respectively, based on the performance of our portfolio, of which $1,218 and $2,780, respectively, was based on unrealized gains and $2,632 and $608, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. As of September 30, 2013, we had accrued $9,379 in capital gains incentive fees, $6,747 of which was based on unrealized gains and $2,632 of which was based on realized gains. As of December 31, 2012, $953 in capital gains incentive fees were payable by us to FS Advisor, all of which was paid to FS Advisor during the nine months ended September 30, 2013. We did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the nine months ended September 30, 2012.

(3)
During the nine months ended September 30, 2013, $753 of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2013, a subordinated incentive fee on income of $98 was payable to FS Advisor.

(4)
During the nine months ended September 30, 2013 and 2012, $1,313 and $399, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $1,193 and $342 in administrative services expenses to FS Advisor during the nine months ended September 30, 2013 and 2012, respectively.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of approximately $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 29, 2013, we have sold an aggregate of 3,360,188 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,210 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        During the nine months ended September 30, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of September 30, 2013, we had no reimbursements due from Franklin Square Holdings.

        Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the nine months ended September 30, 2013 and 2012, we accrued $0 and $349, respectively, for expense recoupments payable to Franklin Square Holdings. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the nine months ended September 30, 2013. As of September 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

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

Recent Developments

        During the period from October 1, 2013 to October 29, 2013, we sold 11,972,510 common shares for gross proceeds of $127,331 at an average price per share of $10.64.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, 58.0% of our portfolio investments (based on fair value) paid variable interest rates, 35.7% paid fixed interest rates, 5.5% were income-producing equity or other investments and the remainder (0.8%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the Citibank credit facility, the Deutsche Bank credit facility and the Natixis credit facility, EP Funding, FSEP Funding and Energy Funding, respectively, borrow at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$—	$(1,113)	$1,113	0.9%
Current LIBOR	—	—	—	—
Up 100 basis points	369	4,450	(4,081)	(3.2)%
Up 300 basis points	17,605	13,350	4,255	3.3%
Up 500 basis points	35,499	22,250	13,249	10.3%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2013, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13(a)-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) or 15(d)-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the quarter ended September 30, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	76,858	$9.675	76,858	(1)
August 1 to August 31, 2013	—	—	—	—
September 1 to September 30, 2013	—	—	—	—

Total	76,858	$9.675	76,858	(1)

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
10.6
Form of Follow-On Dealer Manager Agreement by and among the Company, FS Investment Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h) (2) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2(File No. 333-184407) filed on May 10, 2013.)
10.7
Form of Follow-On Selected Dealer Agreement. (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(4) filed with Pre-Effective Amendment No. 3 to the Company's registration statement on Form N-2(File No. 333-184407) filed on May 10, 2013.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)