Form 10-K
period 2013-12-31
FS Energy & Power Fund
filed 2014-03-18
CIK 1501729

Use these links to rapidly review the document

Index to Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

         There is no established market for the Registrant's common shares of beneficial interest. The Registrant is currently conducting an ongoing public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.85 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

         There were 192,274,480 shares of the Registrant's common shares of beneficial interest outstanding as of March 4, 2014.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement relating to the Registrant's 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2013

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business.

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 to invest primarily in income-oriented securities of privately-held energy and power related, or Energy, companies and commenced operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2013, we had total assets of approximately $2.4 billion.

        We are managed by FS Investment Advisor, LLC, or FS Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FS Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, is one of the world's largest credit platforms in the alternative asset business with approximately $65.0 billion in assets under management as of December 31, 2013. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of beneficial interest, or our common shares, of any such change. We concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our "Energy Investment Universe" as follows:

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

  •
  Power—businesses engaged in the generation, transmission and distribution of power and electricity or in the production of alternative energy; and

  •
  Service and Equipment—businesses that provide services and/or equipment to aid in the exploration and production of oil and natural gas, including seismic, drilling, completion and production activities, as well as those companies that support the operations and development of power assets.

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments, as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for federal income tax purposes and (iv) primarily own and operate Midstream and Upstream Energy companies. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We expect that the size of our individual investments will generally range between $5 million and $75 million each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

        During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,295,602. During the same period, we sold investments for proceeds of $521,048 and received principal repayments of $214,625. As of December 31, 2013, our investment portfolio, with a total fair value of $2,300,201, consisted of interests in 104 portfolio companies (27% in first lien senior secured loans, 30% in second lien senior secured loans, 4% in senior secured bonds, 34% in subordinated debt and 5% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $185.8 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 63.2% of our portfolio based on the fair value of our investments) was B3 based upon the ratings scale employed by Moody's Investors Service, Inc., or Moody's, and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the purchase price of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2013. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.012675 per share as of December 31, 2013 and our public offering price of $10.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2013 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. We are not obligated to repurchase common shares and, if we do so, common shares will be repurchased at a discount of 10% from the offering price in effect at the time of such repurchase. The first such tender offer commenced in August 2012. This will be the only method by which our shareholders may obtain liquidity prior to a liquidity event. Therefore, shareholders may not be able to sell their common shares promptly or at a desired price. If shareholders are able to sell their common shares, it is likely they will have to sell them at a significant discount to their purchase price. During the year ended December 31, 2013, we repurchased 340,096 common shares at an average price per share of $9.624 for aggregate consideration totaling $3,273. During the year ended December 31, 2012, we repurchased 44,339 common shares at $9.225 per share for aggregate consideration totaling $409. On January 2, 2014, we repurchased 174,181 common shares at $9.72 per share for aggregate consideration totaling $1,693.

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

Status of Our Continuous Public Offering

        Since commencing our continuous public offering and through March 4, 2014, we have sold 190,565,777 common shares (as adjusted for share distributions) for gross proceeds of $1,972,332. As of March 4, 2014, we had raised total gross proceeds of approximately $1,992,536, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 from common shares sold pursuant to a private placement to certain members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO.

Distributions

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)	$0.2837	$1,278
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On December 9, 2013, our board of trustees declared regular weekly cash distributions for January 2014 through March 2014, which were paid in the amount of $0.012675 per share commencing with the weekly cash distribution that was payable to shareholders of record as of January 7, 2014. On February 18, 2014, our board of trustees increased the amount of the regular weekly cash distributions to $0.012734 per share commencing with the weekly cash distribution that was payable to shareholders of record as of February 25, 2014. On March 12, 2014, our board of trustees declared regular weekly cash distributions for April 2014 through June 2014 in the amount of $0.012734 per share. The regular weekly cash distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        The following table reflects the share distribution that we declared on our common shares through December 31, 2013:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

About FS Advisor

        FS Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment products designed for the individual investor. FS Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations team of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings' three other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

        FS Investment Corporation commenced operations on January 2, 2009 and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2013, FS Investment Corporation had total assets of approximately $4.4 billion. FS

Investment Corporation II commenced operations on June 18, 2012 and pursues the same investment strategy as FS Investment Corporation. As of September 30, 2013, FS Investment Corporation II had total assets of approximately $2.7 billion. FS Investment Corporation III intends to commence operations upon satisfying its minimum offering requirement of raising $2.5 million in offering proceeds from persons not affiliated with FS Investment Corporation III or its investment adviser, and intends to pursue the same investment strategy as FS Investment Corporation and FS Investment Corporation II. FS Global Credit Opportunities Fund commenced operations on December 12, 2013 and is focused on generating an attractive total return consisting of a high level of current income and capital appreciation, with a secondary objective of capital preservation, primarily by making investments in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments. Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or collectively, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. As of December 31, 2013, FS Global Credit Opportunities Fund had total assets of approximately $63.9 million.

        Our chairman, president and chief executive officer, Michael C. Forman, has led FS Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds. Mr. Forman also currently serves as chairman and chief executive officer of FS Investment Corporation.

        FS Advisor's senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FS Advisor was staffed with over 40 employees as of December 31, 2013 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS Advisor's management team, will allow FS Advisor to successfully execute our investment strategy.

        All investment decisions require the unanimous approval of FS Advisor's investment committee, which is currently comprised of Mr. Forman, David J. Adelman, the vice chairman of our board of trustees and the co-founder of Franklin Square Holdings, Gerald F. Stahlecker and Zachary Klehr. Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance and annually reviews the compensation we pay to FS Advisor and the compensation FS Advisor pays to GSO to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GSO

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO also serves as the investment sub-adviser to FS Global Credit Opportunities Fund. Furthermore, GSO's subsidiary, GSO / Blackstone Debt Funds Management LLC, or GDFM, serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global asset manager. As of December 31, 2013, GSO and its affiliates, excluding Blackstone, managed approximately $65.0 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2013, funds managed by GSO have invested over $14 billion in Energy companies. As sub-adviser, GSO utilizes its experience in Energy investing and makes recommendations to FS Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $265.8 billion as of December 31, 2013. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov.

Market Opportunity

        We believe that there are and will continue to be significant investment opportunities in income-oriented securities of privately-held Energy companies within the United States that will provide attractive risk-adjusted returns compared to other types of investments.

        Assets of Energy companies are growing both in size and importance to the global economy. The International Energy Agency's, or the IEA's, 2013 World Energy Outlook projects worldwide energy demand to grow 1.2% per annum from 2011-2035. This anticipated growth will need to be met with increased supply throughout the world. The IEA estimates that approximately $6.5 trillion must be invested in energy-supply infrastructure in the United States from 2013-2035 to support development of the long-lived energy assets that drive the production, transportation and use of energy and other commodities. Such investments are expected to be made across all sub-sectors of the Energy markets by approximately 17,700 private companies and approximately 350 public companies.

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

Characteristics of and Risks Related to Investments in Private Companies

        We invest primarily in income-oriented securities of privately-held companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, many of our directly originated investments are not traded on any secondary market. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS Advisor and/or GSO to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

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

  •
  Viable exit strategy.  While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

        In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to satisfaction of certain conditions, expands our ability to co-invest in portfolio companies with our co-investment affiliates, which we believe will enhance our ability to further our investment objectives and strategy.

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

  GSO transaction sourcing capability

        FS Advisor seeks to leverage GSO's significant access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under "—Regulation," and the allocation policies of GSO and its affiliates, as applicable, also through GSO's direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO provides a significant pipeline of investment opportunities for us. GSO also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

        FS Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        We reimburse FS Advisor for expenses necessary to perform service related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

        We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We have also contracted with Vigilant Compliance, LLC to provide us with a chief compliance officer, Salvatore Faia, president of that firm.

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

Investment Types

  Senior Debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the least risk among all investments in a firm. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower. Generally, we expect that the variable interest rate on our first lien debt typically will range between 4.0% and 8.0% over a standard benchmark, such as the London Interbank Offered Rate, or LIBOR. We expect that the variable interest rate on second lien debt will range between 6.0% and 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

  Subordinated Debt

        In addition to senior debt, we may also invest a portion of our assets in subordinated debt of private companies. Subordinated debt usually ranks junior in priority of payment to first lien and second lien secured loans and is often unsecured, but is situated above preferred equity and common equity in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt securities have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating interest rate of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

  •
  allocating our portfolio among various issuers and across different sub-sectors of the Energy industry, with different types of collateral; and

  •
  negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

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

Our Transaction Process

  Sourcing

        In order to source transactions, FS Advisor seeks to leverage GSO's significant access to transaction flow, along with GSO's trading platform. GSO seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's direct origination channels. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO provides a significant pipeline of investment opportunities for us.

  Evaluation

        Initial Review.    In its initial review of an investment opportunity to present to FS Advisor, GSO's transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FS Advisor, within the context of proper allocation of our portfolio among various issuers and industry sub-sectors, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GSO research analyst, the results of which are available for the transaction team to review. In the case of a directly originated transaction, FS Advisor and GSO conduct detailed due diligence investigations as necessary.

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

  Monitoring

        Portfolio Monitoring.    FS Advisor, with the help of GSO, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FS Advisor and GSO work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company's business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company's board of directors or similar governing body.

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

        FS Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of trustees reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$76,865	3%	$34,149	5%
2	2,160,052	94%	636,590	91%
3	63,284	3%	3,677	1%
4	—	—	26,756	3%
5	—	—	—	—

	$2,300,201	100%	$701,172	100%

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

  Exit

        While we attempt to invest in securities that may be sold in a privately-negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Financing Arrangements

  BNP Facility

        On December 11, 2013, Berwyn Funding LLC, or Berwyn Funding, our wholly-owned, special-purpose financing subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNP, pursuant to which Berwyn Funding may borrow, from time to time, up to $200,000 from BNP. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed financing agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP and a special custody and pledge agreement by and among Berwyn Funding, BNP and State Street, as custodian, each dated as of December 11, 2013, and which are collectively referred to herein as the BNP financing agreements.

        We may contribute securities to Berwyn Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through our ownership of Berwyn Funding or will receive fair market value for any securities sold to Berwyn Funding. Berwyn Funding may purchase additional securities from various sources. Berwyn Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. Berwyn Funding will pledge certain of its securities as collateral to secure borrowings under the BNP facility. Such pledged securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Berwyn Funding is determined in accordance with the margin requirements described in the BNP financing agreements. Berwyn Funding's obligations to BNP under the facility are secured by a first priority security interest in substantially all of the assets of Berwyn Funding, including its portfolio of securities. The obligations of Berwyn Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Berwyn Funding.

        Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Interest is payable monthly in arrears. Berwyn Funding is required to pay a non-usage fee to the extent the aggregate principal amount available under the facility is not borrowed. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of December 31, 2013, $60,000 was outstanding under the BNP facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the BNP facility.

        Borrowings of Berwyn Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Citibank Credit Facility

        On May 24, 2013, EP Funding LLC, or EP Funding, our wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Citibank credit facility, with Citibank, N.A., or Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Citibank credit facility provides for borrowings in an aggregate principal amount up to $175,000 on a committed basis.

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

        As of December 31, 2013, $174,174 was outstanding under the Citibank credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the Citibank credit facility.

        Borrowings of EP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, our wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000.

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

        As of December 31, 2013, $240,000 was outstanding under the Deutsche Bank credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the Deutsche Bank credit facility.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, our wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, or Wells Fargo Bank, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

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

        As of December 31, 2013, $150,000 was outstanding under the Natixis credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of the Natixis credit facility.

        Borrowings of Energy Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

  Total Return Swap

        On May 24, 2013, our wholly-owned, special-purpose financing subsidiary, EP Investments LLC, or EP Investments, and Citibank entered into a Termination Acknowledgment (TRS), or the termination acknowledgment, pursuant to which EP Investments and Citibank agreed to immediately terminate the total return swap, or TRS, under the previous agreements between EP Investments and Citibank which collectively established the TRS, or the TRS Agreement, and all transactions thereunder.

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

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

  Code of Ethics

        We and FS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. On December 9, 2013, our board of trustees adopted a revised code of ethics, or code of ethics, to provide (i) clarification regarding the applicability of certain provisions of the code of ethics to our officers and trustees and (ii) additional requirements relating to the giving of gifts to foreign officials, foreign political parties or candidates for foreign political office. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on December 13, 2013. Our and FS Advisor's codes of ethics are attached as exhibits to the registration statement pertaining to the public offering of our common shares. Shareholders may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsenergyandpowerfund.com and on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

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

        The proxy voting decisions of FS Advisor are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how FS Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

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

        The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we have voluntarily complied with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

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

Risks Related to an Investment in Our Common Shares

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer common shares than anticipated if our board of trustees determines to increase the offering price to comply with the requirement that we avoid selling common shares at a net offering price below our net asset value per share.

        The purchase price at which shareholders purchase common shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our common shares. As a result, in the event of an increase in our net asset value per share, a shareholder's purchase price may be higher than the prior weekly closing price per share, and therefore shareholders may receive a smaller number of common shares than if the investor had subscribed at the prior weekly closing price.

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

An investor may not have the opportunity to evaluate historical data or assess our future investments prior to purchasing our common shares.

        Other than those investments reflected in our portfolio at the time an investor subscribes for our common shares, investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning the investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our common shares. An investor must rely on FS Advisor and GSO to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our future investments in advance of purchasing our common shares. Because investors are not able to evaluate all of our investments in advance of purchasing our common shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder an investor's ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

Because the dealer manager for our continuous public offering is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a shareholder.

        The dealer manager for our continuous public offering, FS2 Capital Partners, LLC, or FS2, is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, shareholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous public offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

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

        Our share repurchase program includes numerous restrictions that limit shareholders' ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the sale of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we intend to limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of

$5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to repurchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

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

        When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that investors paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which an investor may sell common shares, which, during our offering stage, will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common shares in our offering.

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

        Delays in investing the net proceeds of our offering may impair our performance. We cannot assure investors that we will be able to identify investments that meet our investment objectives or that investments that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. In addition, even if GSO identifies privately-negotiated investment opportunities that meet our investment objectives, because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

Risks Related to Our Business and Structure

Our board of trustees may change our investment policy by providing our shareholders with 60 days' prior notice, or may modify or waive our current operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

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

        Conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions or downturns could have a material adverse effect on our business.

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

Future downgrades of the U.S. credit rating and global economic uncertainty could negatively impact our business, financial condition and results of operations.

        In August 2011, Standard & Poor's Ratings Services, or S&P, lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+," which was affirmed by S&P in June 2013. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government's sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

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

        In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FS Advisor has entered into with us and GSO, respectively, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FS Advisor, upon 120 days' notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice by GSO or, if our board of trustees or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GSO should be terminated, by FS Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FS Advisor or for FS Advisor to replace GSO. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

        Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser's ability to identify, invest in and monitor companies that meet our investment criteria.

        Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of FS Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FS Advisor's investment committee have substantial responsibilities in connection with their roles at Franklin Square Holdings and with the other entities affiliated with Franklin Square Holdings, as well as responsibilities under the investment advisory and administrative services agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FS Advisor will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business requires a substantial amount of capital to grow because we must distribute most of our income.

        Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

        We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately-negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of trustees.

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

        We may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders' capital and will lower such shareholders' tax basis in their common shares. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities.

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

        In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FS Advisor and GSO to other types of investments in which FS Advisor and GSO may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder's investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

        As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

        As a result, we expect to incur significant additional expenses, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management's time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal control and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

        In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

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

        While FS Advisor's management team consists of substantially the same personnel that form the investment and operations team of the investment advisers to Franklin Square Holdings' other affiliated BDCs, FS Advisor has limited prior experience managing a BDC or a RIC and has limited experience investing in Energy companies. Therefore, FS Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our common shares may entail more risk than the shares of a comparable company with a substantial operating history.

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

        For federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FS Advisor's and GSO's senior management and investment teams have to our affiliates and to other clients.

        The members of the senior management and investment teams of both FS Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FS Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings' three other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III and Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS Advisor to manage our day-to-day activities and to implement our investment strategy. FS Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FS Advisor and its employees will devote only as much of its or their time to our business as FS Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FS Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO or its affiliate, GDFM, serves as investment sub-adviser to Franklin Square Holdings' three other affiliated BDCs and Franklin Square Holdings' affiliated closed-end management investment company. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

The time and resources that individuals employed by FS Advisor and GSO devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FS Advisor and GSO are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

        Neither FS Advisor nor GSO, or individuals employed by FS Advisor or GSO, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance. Affiliates of GSO, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GSO have no obligation to make their originated investment opportunities available to GSO or to us.

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

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

        As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

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

        We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FS Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

        Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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

Our portfolio companies may be highly leveraged.

        Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies' ability to finance their future operations and capital needs. As a result, these companies' flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company's income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

        Certain investments that we may make could include warrants or other equity-linked securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

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

        We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately-negotiated over-the-counter secondary market for institutional investors, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

        We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

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

Risks Related to Debt Financing

The agreements governing our credit facilities contain various covenants which, if not complied with, could accelerate repayment under the applicable facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

        Our wholly-owned, special-purpose financing subsidiaries, Berwyn Funding, FSEP Funding, EP Funding and Energy Funding, have entered into the BNP facility, the Deutsche Bank credit facility, the Citibank credit facility and the Natixis credit facility, respectively. The agreements governing these facilities contain various default provisions and operational covenants which, if triggered, could result in the termination of the respective facility and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiaries to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders.

        Our or our subsidiaries' failure to comply with the covenants set forth in the credit facilities could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such credit facility at any particular time or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of our credit facilities.

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

        Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

        Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is currently no market for our common shares, and we do not expect that a market for our common shares will develop in the foreseeable future. None of our common shares have been authorized for issuance under any equity compensation plans. Under Delaware law, our shareholders generally will not be personally liable for our debts or obligations.

        We are offering our common shares on a continuous basis at a price of $10.85 per share as of March 14, 2014; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that common shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of common shares pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common shares on a continuous basis, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

        In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

        Set forth below is a chart describing the classes of our securities outstanding as of March 4, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	450,000,000	—	192,274,480

        As of March 4, 2014, we had 49,675 record holders of our common shares.

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

        We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the sale of common shares under our distribution reinvestment plan. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. In months in which we repurchase common shares pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of common shares in our public offering. Our board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

        The table below provides information concerning our repurchases of common shares during the quarter ended December 31, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2013	156,300	$9.675	156,300	(1)
November 1 to November 30, 2013	—	—	—	—
December 1 to December 31, 2013	—	—	—	—

Total	156,300	$9.675	156,300	(1)

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)	$0.2837	$1,278
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On December 9, 2013, our board of trustees declared regular weekly cash distributions for January 2014 through March 2014, which were paid in the amount of $0.012675 per share commencing with the weekly cash distribution that was payable to shareholders of record as of January 7, 2014. On February 18, 2014, our board of trustees increased the amount of the regular weekly cash distributions to $0.012734 per share commencing with the weekly cash distribution that was payable to shareholders of record as of February 25, 2014. On March 12, 2014, our board of trustees declared regular weekly cash distributions for April 2014 through June 2014 in the amount of $0.012734 per share. The regular weekly cash distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        Pursuant to an expense support and conditional reimbursement agreement, dated as of February 14, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement" for a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by Franklin Square Holdings thereunder and the repayment of such amounts to Franklin Square Holdings.

        From time to time and not less than quarterly, FS Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our shareholders funds received by us which FS Advisor deems unnecessary for us to retain.

        We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the year ended December 31, 2013 represented a return of capital for tax purposes. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

        For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. For the year ended December 31, 2011, if Franklin Square Holdings had not reimbursed certain of our expenses, 57% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. Our repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders would otherwise have received in the years ended December 31, 2012 and 2013. No portion of the distributions paid during the years ended December 31, 2013 or 2012 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common shares during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	76,383	98%	15,559	77%	485	38%
Short-term capital gains proceeds from the sale of assets	1,432	2%	2,930	15%	68	5%
Long-term capital gains proceeds from the sale of assets	—	—	232	1%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of limited partnership interest	—	—	1,342	7%	—	—
Expense reimbursement from sponsor	—	—	—	—	725	57%

Total	$77,815	100%	$20,063	100%	$1,278	100%

(1)
During the years ended December 31, 2013, 2012 and 2011, 94.7%, 93.4% and 92.5%, respectively, of our gross investment income was attributable to cash interest earned, 2.9%, 6.6% and 4.0%, respectively, was attributable to non-cash accretion of discount and 2.4%, 0.0% and 3.5%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the years ended December 31, 2013, 2012 and 2011 was $76,383, $15,559 and $1,210, respectively. As of December 31, 2013, we had $10,898 of undistributed ordinary income and net realized gains on a tax basis. As of December 31, 2012 and 2011, we had distributed all of our ordinary income and net realized gains on a tax basis.

        The difference between our net investment income based on U.S. generally accepted accounting principles, or GAAP, and our tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the reversal of non-deductible excise taxes, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
GAAP-basis net investment income	$66,804	$10,162	$653
Income on limited partnership interest	(802)	(2,537)	—
Reversal of incentive fee accrual on unrealized gains	5,464	5,462	67
Excise taxes	300	—	—
Tax-basis net investment income portion of total return swap payments	6,602	2,475	308
Reclassification of unamortized original issue discount	(1,166)	—	—
Other miscellaneous differences	(819)	(3)	182

Tax-basis net investment income	$76,383	$15,559	$1,210

        We may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2013, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $5,420, and increased capital in excess of par value and accumulated distributions in excess of net investment income by $433 and $4,987, respectively. During the years ended December 31, 2012 and 2011, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $2,475 and $308, respectively, and increased accumulated distributions in excess of net investment income by $2,475 and $308, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income. In addition, during the year ended December 31, 2012, we reduced capital in excess of par value by $1,342 to reflect distributions received by us during the year ended December 31, 2012 on account of a limited partnership interest held by us, which amount was treated as a return of capital for tax purposes.

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution that we declared on our common shares through December 31, 2013:

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

        As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2013	2012
Distributable ordinary income (income and short-term capital gains)	$8,073	$171
Distributable realized gains (long-term capital gains)	2,825	—
Distribution receivable on limited partnership interest	805	270
Incentive fee accrual on unrealized gains	(10,993)	(5,529)
Unamortized organization costs	(292)	(315)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	52,752	28,451

	$53,170	$23,048

(1)
As of December 31, 2013 and 2012, the gross unrealized appreciation on our investments and total return swap and gain on foreign currency was $57,499 and $29,698, respectively. As of December 31, 2013 and 2012, the gross unrealized depreciation on our investments and loss on foreign currency was $4,747 and $1,247, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $2,247,420 and $675,823 as of December 31, 2013 and 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $52,752 as of December 31, 2013. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $28,451 as of December 31, 2012.

Item 6.    Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2013, 2012, 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,			Period from September 16, 2010 (Inception) to December 31, 2010(1)
	2013	2012	2011
Statements of operations data:
Investment income	$132,002	$29,965	$1,394	$—
Operating expenses
Total expenses	65,198	19,803	1,466	183
Less: Expense reimbursement from sponsor	—	(1,432)	(725)	—
Add: Expense recoupment to sponsor	—	1,432	—	—

Net expenses	65,198	19,803	741	183

Net investment income (loss)	66,804	10,162	653	(183)
Total net realized and unrealized gain (loss) on investments	41,566	32,101	314	—

Net increase (decrease) in net assets resulting from operations	$108,370	$42,263	$967	$(183)

Per share data:(2)
Net investment income (loss)—basic and diluted(3)	$0.58	$0.33	$0.16	$(8.15)

Net increase (decrease) in net assets resulting from operations—basic and diluted(3)	$0.94	$1.38	$0.23	$(8.15)

Distributions declared(4)	$0.66	$0.63	$0.28	$—

Balance sheet data:
Total assets	$2,428,659	$829,494	$112,732	$200

Credit facilities payable	$624,174	$185,232	$20,518	$—

Total net assets	$1,676,237	$602,889	$67,685	$200

Other data:
Total return(5)	10.49%	14.07%	1.23%	—
Number of portfolio company investments at period end	104	64	21	—
Total portfolio investments for the period	$2,295,602	$826,011	$95,199	$—
Proceeds from sales and prepayments of investments	$735,673	$244,192	$3,564	$—

(1)
We formally commenced operations on July 18, 2011. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

(2)
The share information utilized to determine per share data for the years ended December 31, 2012 and 2011 and the period from September 16, 2010 (Inception) to December 31, 2010 has been retroactively adjusted to reflect the share distribution declared in February 2012.

(3)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(4)
The per share data for distributions reflects the actual amount of distributions paid per share (as adjusted for share distributions) during the applicable period.

(5)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions." The total return does not consider the effect of the sales load from the sale of our common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
                              (in thousands, except share and per share amounts)

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

        Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

  •
  our future operating results;

  •
  our business prospects and the prospects of the portfolio companies in which we may invest;

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

  •
  actual and potential conflicts of interest with FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Global Credit Opportunities Fund, GSO or any of their affiliates;

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

        In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in "Item 1A. Risk Factors." Factors that could cause actual results to differ materially include:

  •
  changes in the economy;

  •
  risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

  •
  future changes in laws or regulations and conditions in our operating areas.

        We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

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

        Our investment objectives are to generate current income and long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

        Direct Originations: We intend to leverage our relationship with GSO and their global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured specifically for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

        Opportunistic: We seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an Energy industry sub-sector being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include both event driven investments and anchor orders.

        In the case of event driven investments, we intend to take advantage of dislocations that arise in the markets due to an impending event and where the market's apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company's financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

        We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, Energy industry sub-sector or financial sponsor, and the broader investment experiences of FS Advisor and GSO.

        Broadly Syndicated/Other: Although our primary focus is to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments, as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration.

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future quarters, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on May 24, 2013. We may, however, elect to utilize a total return swap in the future.

        We principally generate revenues in the form of interest income on the debt investments we hold. We also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on objective factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

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

  •
  the cost of effecting sales and repurchases of shares of our common shares and other securities;

  •
  investment advisory fees;

  •
  fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

  •
  interest payments on our debt or related obligations;

  •
  transfer agent and custodial fees;

  •
  research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

  •
  fees and expenses associated with marketing efforts;

  •
  federal and state registration fees;

  •
  federal, state and local taxes;

  •
  annual fees of the Delaware trustee;

  •
  fees and expenses of trustees not also serving in an executive officer capacity for us or FS Advisor;

  •
  costs of proxy statements, shareholders' reports, notices and other filings;

  •
  fidelity bond, trustees and officers/errors and omissions liability insurance and other insurance premiums;

  •
  direct costs such as printing, mailing, long distance telephone and staff;

  •
  fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

  •
  costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

  •
  brokerage commissions for our investments;

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

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to our shareholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to common shares represented by "other operating expenses"

during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        During the years ended December 31, 2012 and 2011, we accrued $1,432 and $725, respectively, for reimbursements that Franklin Square Holdings had agreed to pay. As of December 31, 2013 and 2012, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of expense recoupments were payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the year ended December 31, 2013. As of December 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Years Ended December 31, 2013 and 2012

        During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,295,602. During the same period, we sold investments for proceeds of $521,048 and received principal repayments of $214,625. As of December 31, 2013, our investment portfolio, with a total fair value of $2,300,201, consisted of interests in 104 portfolio companies (27% in first lien senior secured loans, 30% in second lien senior secured loans, 4% in senior secured bonds, 34% in subordinated debt and 5% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $185.8 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 63.2% of our portfolio based on the fair value of our investments) was B3 based upon the Moody's scale, and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2013. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.012675 per share as of December 31, 2013 and our public offering price of $10.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2013 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        The decrease in the percentage of investments in our portfolio that were rated as of December 31, 2013 compared to December 31, 2012 can be primarily attributed to the increase in directly originated investments during 2013 that are less likely to be rated.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2013 and 2012:

	For the Year Ended
Net Investment Activity	December 31, 2013	December 31, 2012
Purchases	$2,295,602	$826,011
Sales and Redemptions	(735,673)	(244,192)

Net Portfolio Activity	$1,559,929	$581,819

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$880,162	38%	$294,678	36%
Senior Secured Loans—Second Lien	658,910	29%	67,537	8%
Senior Secured Bonds	80,924	3%	35,377	4%
Subordinated Debt	617,025	27%	407,895	49%
Equity/Other	58,581	3%	20,524	3%

Total	$2,295,602	100%	$826,011	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$624,327	$634,919	27%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	673,512	683,723	30%	71,607	73,451	10%
Senior Secured Bonds	79,553	82,484	4%	33,366	35,158	5%
Subordinated Debt	767,083	789,834	34%	332,214	345,849	49%
Equity/Other	105,479	109,241	5%	44,810	45,962	7%

	$2,249,954	$2,300,201	100%	$677,919	$701,172	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2013	December 31, 2012
Number of Portfolio Companies	104	64
% Variable Rate (based on fair value)	60.5%	39.1%
% Fixed Rate (based on fair value)	34.7%	54.4%
% Income Producing Equity or Other Investments (based on fair value)	3.9%	6.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	0.9%	0.1%
Average Annual EBITDA of Portfolio Companies	$185,816	$504,100
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.9%	9.7%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2013:

New Direct Originations	For the Three Months Ended December 31, 2013	For the Year Ended December 31, 2013
Total Commitments (including Unfunded Commitments)	$308,977	$625,627
Exited Investments (including partial paydowns)	—	(60,000)

Net Direct Originations	$308,977	$565,627

	For the Three Months Ended December 31, 2013		For the Year Ended December 31, 2013
New Direct Originations by Asset Class	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$112,367	36%	$174,800	28%
Senior Secured Loans—Second Lien	67,500	22%	182,500	29%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	115,000	37%	185,000	30%
Equity/Other	14,110	5%	83,327	13%

Total	$308,977	100%	$625,627	100%

	For the Three Months Ended December 31, 2013	For the Year Ended December 31, 2013
Average New Direct Origination Commitment Amount	$61,795	$56,875
Weighted Average Maturity for New Direct Originations	10/25/18	4/13/18
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.4%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	—	9.5%

Characteristics of All Direct Originations held in Portfolio	As of December 31, 2013
Number of Portfolio Companies	11
Average Annual EBITDA of Portfolio Companies	$42,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	3.9x
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$577,357	25%	$80,962	11%
Opportunistic	648,496	28%	264,156	38%
Broadly Syndicated/Other	1,074,348	47%	356,054	51%

Total	$2,300,201	100%	$701,172	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,112,686	48%	$335,486	48%
Midstream	288,414	13%	60,675	9%
Downstream	4,256	0%	2,978	0%
Power	159,433	7%	142,765	20%
Service & Equipment	735,412	32%	159,268	23%

Total	$2,300,201	100%	$701,172	100%

        As of December 31, 2013, we did not "control" and were not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013, we had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2012, we had one senior secured loan investment with an unfunded commitment of $10,000. We maintain sufficient cash on hand to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$76,865	3%	$34,149	5%
2	2,160,052	94%	636,590	91%
3	63,284	3%	3,677	1%
4	—	—	26,756	3%
5	—	—	—	—

	$2,300,201	100%	$701,172	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

        We generated investment income of $132,002 and $29,965 for the years ended December 31, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $124,987 and $27,980 of cash income earned as well as $7,015 and $1,985 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the years ended December 31, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

        Our total expenses were $65,198 and $19,803 for the years ended December 31, 2013 and 2012, respectively. Our expenses include base management fees attributed to FS Advisor of $30,840 and $7,806 for the years ended December 31, 2013 and 2012, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $2,246 and $807 for the years ended December 31, 2013 and 2012, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the year ended December 31, 2013, we accrued a subordinated incentive fee on income of $7,634 based on the performance of our portfolio and paid FS Advisor $848 in respect of such fee. As of December 31, 2013, a subordinated incentive fee on income of $6,786 was payable to FS Advisor. We did not accrue any subordinated incentive fee on income during the year ended December 31, 2012. During the years ended December 31, 2013 and 2012, we accrued capital gains incentive fees of $8,321 and $6,415, respectively, based on the performance of our portfolio, of which $5,464 and $5,462, respectively, was based on unrealized gains and $2,857 and $953, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $9,297 and $2,141 for the years ended December 31, 2013 and 2012, respectively, in connection with our credit facilities. For the years ended December 31, 2013 and 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $741 and $288, respectively, and fees and expenses incurred with our share transfer agent totaled $2,010 and $659, respectively. Fees for our board of trustees were $870 and $409 for the years ended December 31, 2013 and 2012, respectively.

        Our other general and administrative expenses totaled $2,439 and $1,278 for the years ended December 31, 2013 and 2012, respectively, and consisted of the following:

	Year Ended December 31,
	2013	2012
Expenses associated with our independent audit and related fees	$365	$335
Compensation of our chief compliance officer	80	45
Legal fees	944	369
Printing fees	355	188
Insurance expense	143	82
Other	552	259

Total	$2,439	$1,278

        During the year ended December 31, 2013, we accrued $800 for income and excise taxes. We did not accrue any amount in respect of income and excise taxes during the year ended December 31, 2012.

        We generally expect our expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the years ended December 31, 2013 and 2012, the ratio of our total expenses to our average net assets was 5.89% and 7.09%, respectively. During the years ended December 31, 2013 and 2012, our ratio of total expenses to average net assets included $9,297 and $2,141, respectively, related interest expense, $15,955 and $6,415, respectively, related to accruals for incentive fees and $800 and $0, respectively, related to accruals for income and excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 3.54% and 4.02% for the years ended December 31, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the year ended December 31, 2013, we did not accrue any amounts for reimbursements from Franklin Square Holdings under the expense reimbursement agreement. As of December 31, 2013, we had no reimbursements due from Franklin Square Holdings. During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the year ended December 31, 2013. As of December 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

        Our net investment income totaled $66,804 ($0.58 per share) and $10,162 ($0.33 per share) for the years ended December 31, 2013 and 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, the increase in the number of directly originated transactions and better economies of scale during the year ended December 31, 2013.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $521,048 and $214,625, respectively, during the year ended December 31, 2013, from which we realized a net gain of $5,091. During the year ended December 31, 2013, we earned $12,736 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $77 from settlements on foreign currency. We sold investments and received principal repayments of $175,782 and $68,410, respectively, during the year ended December 31, 2012, from which we realized a net gain of $2,307. During the year ended December 31, 2012, we earned $3,293 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $37 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the years ended December 31, 2013 and 2012, the net change in unrealized appreciation (depreciation) on investments totaled $26,994 and $23,419, respectively, the net change in unrealized appreciation (depreciation) on our TRS was $(3,141) and $3,020, respectively, and the net change in unrealized gain (loss) on foreign currency was $(37) and $25, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2013 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments. The net change in unrealized appreciation (depreciation) on our TRS during the year ended December 31, 2013 was primarily driven by the termination of our TRS on May 24, 2013, which converted unrealized gains into realized gains. The net change in unrealized appreciation (depreciation) on our investments and TRS during the year ended December 31, 2012 was primarily driven by the performance of our directly originated and opportunistic investments, as well as improvement of certain Energy market fundamentals and a tightening of credit spreads.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the years ended December 31, 2013 and 2012, the net increase (decrease) in net assets resulting from operations was $108,370 ($0.94 per share) and $42,263 ($1.38 per share), respectively.

Comparison of the Year Ended December 31, 2012 and the Period from July 18, 2011 (Commencement of Operations) through December 31, 2011

Revenues

        We generated investment income of $29,965 and $1,394 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $27,980 and $1,289 of cash income earned as well as $1,985 and $105 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

        Our total expenses (which exclude $167 of organization costs incurred prior to the commencement of operations) were $19,803 and $1,299 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. Our expenses include base management fees attributed to FS Advisor of $7,806 and $503 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. Our operating expenses also include administrative services expenses attributed to FS Advisor of $807 and $199 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, we accrued capital gains incentive fees of $6,415 and $67, respectively, based on the performance of our portfolio, of which $5,462 and $67, respectively, was based on unrealized gains and $953 and $0, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $2,141 and $281 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively, in connection with the Deutsche Bank credit facility and the amortization of deferred financing costs incurred in connection with such credit facility and the establishment of our TRS. For the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $288 and $50, respectively, and fees and expenses incurred with our share transfer agent totaled $659 and $70, respectively. Fees for our board of trustees were $409 and $0 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively.

        Our other general and administrative expenses totaled $1,278 and $129 for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively, and consisted of the following:

	Year Ended December 31, 2012	Period from July 18, 2011 through December 31, 2011
Expenses associated with our independent audit and related fees	$335	$62
Compensation of our chief compliance officer	45	10
Legal fees	369	9
Printing fees	188	27
Insurance expense	82	8
Other	259	13

Total	$1,278	$129

        We generally expect our expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, the ratio of our total expenses to our average net assets was 7.09% and 4.11%, respectively. During the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, our ratio of total expenses to average net assets included $2,141 and $281, respectively, related to interest expense, and $6,415 and $67, respectively, related to accruals for incentive fees. Without such expenses, our ratio of expenses to average net assets would have been 4.02% and 3.13% for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        As of December 31, 2011, $533 of expense reimbursements were payable to us from Franklin Square Holdings. During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. During the year ended December 31, 2012, we received $213 in cash reimbursements from Franklin Square Holdings and offset $1,752 in base management fees payable by us to FS Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of expense recoupments were payable by us to Franklin Square Holdings.

Net Investment Income

        Our net investment income totaled $10,162 ($0.33 per share) and $820 ($0.16 per share) for the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, respectively. The increase in net investment income on a per share basis can be attributed to the growth of our investment portfolio and the timely deployment of capital.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $175,782 and $68,410, respectively, during the year ended December 31, 2012, from which we realized a net gain of $2,307. During the year ended December 31, 2012, we earned $3,293 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $37 from settlements on foreign currency. We sold investments and received principal repayments of $0 and $3,564, respectively, during the period from July 18, 2011 through December 31, 2011, from which we realized a net gain of $68.

During the period from July 18, 2011 through December 31, 2011, we earned $308 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the year ended December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $23,419, the net change in unrealized appreciation (depreciation) on our TRS was $3,020 and the net change in unrealized gain (loss) on foreign currency was $25. The net change in unrealized appreciation (depreciation) on our investments and TRS during the year ended December 31, 2012 was primarily driven by the performance of our directly originated and opportunistic investments, as well as improvement of certain Energy market fundamentals and a tightening of credit spreads.

        For the period from July 18, 2011 through December 31, 2011, the net change in unrealized appreciation (depreciation) on investments totaled $(166), the net change in unrealized appreciation (depreciation) on our TRS was $121 and the net change in unrealized gain (loss) on foreign currency was $(17). The net change in unrealized appreciation (depreciation) on our investments during the period from July 18, 2011 through December 31, 2011 was primarily driven by a general widening of credit spreads during August and September 2011. However, by the end of the period, credit markets had retraced most of the widening which occurred during the third quarter of the year.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the year ended December 31, 2012 and the period from July 18, 2011 through December 31, 2011, the net increase (decrease) in net assets resulting from operations was $42,263 ($1.38 per share) and $1,134 ($0.23 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        During the year ended December 31, 2013, we sold 109,347,446 common shares for gross proceeds of $1,149,993 at an average price per share of $10.52. The gross proceeds received during the year ended December 31, 2013 include reinvested shareholder distributions of $44,910, for which we issued 4,665,928 common shares. During the year ended December 31, 2013, we also incurred offering costs of $6,000 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $97,927 for the year ended December 31, 2013. These sales commissions and fees include $20,016 retained by the dealer manager, FS2, which is one of our affiliates.

        During the year ended December 31, 2012, we sold 56,822,605 common shares (as adjusted for share distributions) for gross proceeds of $568,675 at an average price per share of $10.01 (as adjusted for share distributions). The gross proceeds received during the year ended December 31, 2012 include reinvested shareholder distributions of $10,034 for which we issued 1,096,667 common shares (as adjusted for share distributions). During the year ended December 31, 2012, we also incurred offering costs of $3,790 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $505 of these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $49,926 for the year ended December 31, 2012. These sales commissions and fees include $10,240 retained by the dealer manager, FS2.

        During the year ended December 31, 2011, we sold 7,724,199 common shares (as adjusted for share distributions) for gross proceeds of $73,376 at an average price per share of $9.50 (as adjusted for share distributions). The gross proceeds received include reinvested shareholder distributions of $318 for which we issued 33,665 common shares (as adjusted for share distributions). We also incurred offering costs of $1,600 in connection with the sale of our common shares (of which $823 was incurred during the period from July 18, 2011 through December 31, 2011), which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded these offering costs, which was recorded as a contribution of capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $4,655 for the year ended December 31, 2011. These sales commissions and fees include $900 retained by FS2.

        Since commencing our continuous public offering and through March 4, 2014, we have sold 190,565,777 common shares (as adjusted for share distributions) for gross proceeds of $1,972,332. As of March 4, 2014, we have raised total gross proceeds of $1,992,536, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of March 4, 2014, we have sold an aggregate of 3,433,161 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,919 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the years ended December 31, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	44,339	100%	$9.225	$409
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
September 30, 2013	October 2, 2013	156,300	100%	$9.675	$1,512

        On January 2, 2014, we repurchased 174,181 common shares (representing 100% of common shares tendered for repurchase) at $9.72 per share for aggregate consideration totaling $1,693.

        As of December 31, 2013, we had $91,084 in cash, which we held in a custodial account, and $140,826 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of December 31, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%	$60,000	$140,000	September 27, 2014(1)
Citibank Credit Facility	Revolving	L + 2.50%	$174,174	$826	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	—	June 24, 2014
Natixis Credit Facility	Revolving	L + 2.40%	$150,000	—	July 11, 2023

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2013, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

BNP Facility

        On December 11, 2013, Berwyn Funding, our wholly-owned, special-purpose financing subsidiary, entered into the BNP facility with BNP, pursuant to which Berwyn Funding may borrow, from time to time, up to $200,000 from BNP. The BNP facility was effected through the committed facility agreement and the BNP financing agreements.

        We may contribute securities to Berwyn Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through our ownership of Berwyn Funding or will receive fair market value for any securities sold to Berwyn Funding. Berwyn Funding may purchase additional securities from various sources. Berwyn Funding has appointed us to manage its portfolio of securities pursuant to the terms of an investment management agreement. Berwyn Funding will pledge certain of its securities as collateral to secure borrowings under the BNP facility. Such pledged securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Berwyn Funding is determined in accordance with the margin requirements described in the BNP financing agreements. Berwyn Funding's obligations to BNP under the facility are secured by a first priority security interest in substantially all of the assets of Berwyn Funding, including its portfolio of securities. The obligations of Berwyn Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Berwyn Funding.

        Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Interest is payable monthly in arrears. Berwyn Funding is required to pay a non-usage fee to the extent the aggregate principal amount available under the facility is borrowed. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of December 31, 2013, $60,000 was outstanding under the BNP facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $299 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the 270 day period following the closing date of the BNP facility. As of December 31, 2013, $275 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the BNP facility was 1.35% per annum as of December 31, 2013. Interest is payable monthly in arrears and commenced January 2, 2014. We recorded interest expense of $102 for the year ended December 31, 2013, of which $24 related to the amortization of deferred financing costs and $50 related to commitment fees on the unused portion of the facility. We did not pay any interest expense for the year ended December 31, 2013. The average borrowings under the facility for the period since we commenced borrowing thereunder to December 31, 2013 were $38,000, with a weighted average interest rate of 3.52%, which includes commitment fees on the unused portion of the facility.

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and termination events included in financing transactions, the BNP financing agreements contain the following additional events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts by us and Berwyn Funding; (b) any change in BNP's interpretation of applicable law that, in the reasonable opinion of counsel to BNP, has the effect of impeding or prohibiting the facility; (c) certain events of insolvency or bankruptcy by us or Berwyn Funding; (d) specified material reductions in our or Berwyn Funding's net asset value; (e) any change in our fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as our investment adviser and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding receives a fee from BNP in connection with any rehypothecated securities. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

        Borrowings of Berwyn Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

        As of December 31, 2013, $174,174 was outstanding under the Citibank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $657 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2013, $458 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Citibank credit facility was 2.81% per annum as of December 31, 2013. Interest is paid quarterly in arrears and commenced on November 12, 2013. We recorded interest expense of $2,451 for the year ended December 31, 2013, of which $199 related to the amortization of deferred financing costs and $30 related to commitment fees on the unused portion of the facility. We paid $1,573 in interest expense for the year ended December 31, 2013. The average borrowings under the facility for the period since we commenced borrowing thereunder to December 31, 2013 were $140,217, with a weighted average interest rate of 2.90%, which includes commitment fees on the unused portion of the facility.

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

        Borrowings of EP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Funding, our wholly-owned, special-purpose financing subsidiary, entered into the Deutsche Bank credit facility with Deutsche Bank as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000.

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

        As of December 31, 2013 and 2012, $240,000 and $185,232, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $1,300 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2013, $288 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Deutsche Bank credit facility was 2.04% per annum as of December 31, 2013. Interest is paid quarterly in arrears. We recorded interest expense of $5,337, $2,132 and $274 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $637, $331 and $44, respectively, related to the amortization of deferred financing costs and $191, $85 and $118, respectively, related to commitment fees on the unused portion of the facility. We paid $4,546, $1,332 and $121 in interest expense for the years ended December 31, 2013, 2012 and 2011, respectively. The average borrowings under the facility for the years ended December 31, 2013, 2012 and 2011 were $216,410, $81,825 and $13,033, respectively, with a weighted average interest rate of 2.17%, 2.19% and 4.18%, respectively, which includes commitment fees on the unused portion of the facility.

        Borrowings under the Deutsche Bank credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the Deutsche Bank credit facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as our sub-adviser or FS Advisor ceasing to act as our investment adviser; (iv) our ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) us, GSO or FS Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

        In connection with the Deutsche Bank credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) our ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding, our wholly-owned, special-purpose financing subsidiary, entered into the Natixis credit facility with Natixis, as administrative agent and lender, Wells Fargo Bank, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

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

        As of December 31, 2013, $150,000 was outstanding under the Natixis credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. We incurred costs of $2,544 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2013, $2,424 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Natixis credit facility was 2.94% per annum as of December 31, 2013. Interest is paid quarterly in arrears and commenced on November 20, 2013. We recorded interest expense of $1,407 for the year ended December 31, 2013, of which $120 related to the amortization of deferred financing costs and $185 related to commitment fees on the unused portion of the facility. We paid $771 in interest expense for the year ended December 31, 2013. The average borrowings under the facility for the period since we commenced borrowing thereunder to December 31, 2013 were $118,820, with a weighted average interest rate of 2.99%, which includes commitment fees on the unused portion of the facility for such period.

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

        Borrowings of Energy Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Total Return Swap

        On May 24, 2013, our wholly-owned, special-purpose financing subsidiary, EP Investments, and Citibank entered into the termination acknowledgment, pursuant to which EP Investments and Citibank agreed to immediately terminate the TRS Agreement and all transactions thereunder.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 4, 2014, we have sold an aggregate of 3,433,161 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,919 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)	$0.2837	$1,278
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions."

        On December 9, 2013, our board of trustees declared regular weekly cash distributions for January 2014 through March 2014, which were paid in the amount of $0.012675 per share commencing with the weekly cash distribution that was payable to shareholders of record as of January 7, 2014. On February 18, 2014, our board of trustees increased the amount of the regular weekly cash distributions to $0.012734 per share commencing with the weekly cash distribution that was payable to shareholders of record as of February 25, 2014. On March 12, 2014, our board of trustees declared regular weekly cash distributions for April 2014 through June 2014 in the amount of $0.012734 per share. The regular weekly cash distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. For the year ended December 31, 2011, if Franklin

Square Holdings had not reimbursed certain of our expenses, 57% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. Our repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders would otherwise have received in the years ended December 31, 2012 and 2013. No portion of the distributions paid during the years ended December 31, 2013 or 2012 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common shares during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	76,383	98%	15,559	77%	485	38%
Short-term capital gains proceeds from the sale of assets	1,432	2%	2,930	15%	68	5%
Long-term capital gains proceeds from the sale of assets	—	—	232	1%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of limited partnership interest	—	—	1,342	7%	—	—
Expense reimbursement from sponsor	—	—	—	—	725	57%

Total	$77,815	100%	$20,063	100%	$1,278	100%

(1)
During the years ended December 31, 2013, 2012 and 2011, 94.7%, 93.4% and 92.5%, respectively, of our gross investment income was attributable to cash interest earned, 2.9%, 6.6% and 4.0%, respectively, was attributable to non-cash accretion of discount and 2.4%, 0.0% and 3.5%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the years ended December 31, 2013, 2012 and 2011 was $76,383, $15,559 and $1,210, respectively. As of December 31, 2013, we had $10,898 of undistributed ordinary income and net realized gains on a tax basis. As of December 31, 2012 and 2011, we had distributed all of our ordinary income and net realized gains on a tax basis.

        See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions" for additional information regarding our distributions, including information regarding share distributions declared on our common shares and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the years ended December 31, 2013, 2012 and 2011.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly valuation process begins with FS Advisor's management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

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

        When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, our board of trustees will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of trustees will subsequently value these warrants or other equity securities received at fair value.

        The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

        Our investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as our board of trustees determined that the cost of each such investment was the best indication of its fair value.

        Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued our TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to us for review and testing. Our valuation committee and board of trustees reviewed and approved the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of trustees had any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS.

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

Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which is described more fully in "—Financial Condition, Liquidity and Capital Resources—Total Return Swap") as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC informed us that it is their interpretation of the applicable language in the Advisers Act that we should "look through" the TRS in calculating our capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of June 30, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology. On May 24, 2013, we terminated the TRS.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the years ended December 31, 2013, 2012 and 2011, we incurred $30,840, $7,806 and $503, respectively, in base management fees and $2,246, $807 and $199, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the year ended December 31, 2013, we accrued a subordinated incentive fee on income of $7,634 based on the performance of our portfolio and paid FS Advisor $848 in respect of such fee. As of December 31, 2013, a subordinated incentive fee on income of $6,786 was payable to FS Advisor. We did not accrue any subordinated incentive fee on income during the years ended December 31, 2012 and 2011. During the years ended December 31, 2013, 2012 and 2011, we accrued capital gains incentive fees of $8,321, $6,415 and $67, respectively, based on the performance of our portfolio, of which $5,464, $5,462 and $67, respectively, was based on unrealized gains and $2,857, $953 and $0, respectively, was based on realized gains. We paid FS Advisor $953 in capital gains incentive fees during the year ended December 31, 2013. We did not pay any amounts to FS Advisor in respect of the capital gains incentive fee during the years ended December 31, 2012 and 2011.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Citibank credit facility, the Deutsche Bank credit facility and the Natixis credit facility at December 31, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$60,000	$60,000	—	—	—
Citibank Credit Facility(2)	$174,174	$43,750	$130,424	—	—
Deutsche Bank Credit Facility(3)	$240,000	$240,000	—	—	—
Natixis Credit Facility(4)	$150,000	—	—	—	$150,000

(1)
At December 31, 2013, $140,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2013, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At December 31, 2013, $826 remained unused under the Citibank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015. Amounts due on the facility will begin to amortize on November 24, 2014.

(3)
At December 31, 2013, no amounts remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

(4)
At December 31, 2013, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

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

        Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, we satisfied the minimum offering requirement. Since inception through December 31, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the years ended December 31, 2013, 2012 and 2011, we paid total reimbursements of $0, $2,051 and $1,092, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of December 31, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2013, 2012 and 2011:

			Year Ended December 31,
Related Party	Source Agreement	Description	2013	2012	2011
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$30,840	$7,806	$503
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$8,321	$6,415	$67
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$7,634	$—	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$2,246	$807	$199
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$20,016	$10,240	$900

(1)
During the years ended December 31, 2013, 2012 and 2011, $23,611, $2,878 and $157, respectively, in base management fees were paid to FS Advisor. During the year ended December 31, 2012, $1,752 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see "—Expense Reimbursement"). As of December 31, 2013, $10,751 in base management fees were payable to FS Advisor.

(2)
During the years ended December 31, 2013, 2012 and 2011, we accrued capital gains incentive fees of $8,321, $6,415 and $67, respectively, based on the performance of our portfolio, of which $5,464, $5,462 and $67, respectively, was based on unrealized gains and $2,857, $953 and $0, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FS Advisor $953 in capital gains incentive fees during the year ended December 31, 2013. As of December 31, 2013, $2,857 in capital gains incentive fees were payable to FS Advisor.

(3)
During the year ended December 31, 2013, $848 of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2013, a subordinated incentive fee on income of $6,786 was payable to FS Advisor.

(4)
During the years ended December 31, 2013, 2012 and 2011, $1,854, $611 and $181, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $1,987, $700 and $147, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2013, 2012 and 2011.

(5)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 4, 2014, we have sold an aggregate of 3,433,161 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,919 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. See "—Overview—Expense Reimbursement" for a detailed description of the expense reimbursement agreement.

        During the years ended December 31, 2012 and 2011, we accrued $1,432 and $725, respectively, for reimbursements that Franklin Square Holdings had agreed to pay. As of December 31, 2013 and 2012, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of expense recoupments were payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the year ended December 31, 2013. As of December 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with our semi-monthly closing occurring on June 17, 2013, FS Trust purchased $43 of our common shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.675 per share.

Recent Developments

        During the period from January 1, 2014 to March 4, 2014, we sold 18,916,402 common shares for gross proceeds of $200,292 at an average price per share of $10.59.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, 60.5% of our portfolio investments (based on fair value) paid variable interest rates, 34.7% paid fixed interest rates, 3.9% were income producing equity or other investments and the remainder (0.9%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FS Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the BNP facility, the Citibank credit facility, the Deutsche Bank credit facility and the Natixis credit facility, Berwyn Funding, EP Funding, FSEP Funding and Energy Funding, respectively, borrow at a floating rate based on LIBOR. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$—	$(1,560)	$1,560	0.9%
Current LIBOR	—	—	—	—
Up 100 basis points	1,029	6,242	(5,213)	(2.9)%
Up 300 basis points	26,233	18,725	7,508	4.1%
Up 500 basis points	53,057	31,209	21,848	12.0%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2013, 2012 and 2011, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited FS Energy and Power Fund's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. FS Energy and Power Fund's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, FS Energy and Power Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 18, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Energy and Power Fund's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 18, 2014 expressed an unqualified opinion on the effectiveness of FS Energy and Power Fund's internal control over financial reporting.

        As explained in Note 7 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at approximately $2,300,201,000 (137.2% of net assets) and approximately $701,172,000 (116.3% of net assets) as of December 31, 2013 and 2012, respectively, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 18, 2014

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Investments, at fair value (amortized cost—$2,249,954 and $677,919, respectively)	$2,300,201	$701,172
Cash	91,084	48,986
Due from counterparty	—	56,876
Receivable for investments sold and repaid	8,306	9,374
Interest receivable	25,467	9,075
Receivable for common shares purchased	135	41
Deferred financing costs	3,445	325
Receivable due on total return swap(1)	—	329
Unrealized appreciation on total return swap(1)	—	3,141
Prepaid expenses and other assets	21	175

Total assets	$2,428,659	$829,494

Liabilities
Payable for investments purchased	$81,509	$25,556
Credit facilities payable	624,174	185,232
Shareholder distributions payable	10,700	3,349
Management fees payable	10,751	3,522
Expense recoupment payable to sponsor(2)	—	1,083
Accrued capital gains incentive fees(3)	13,850	6,482
Subordinated income incentive fees payable(3)	6,786	—
Administrative services expense payable	418	159
Interest payable	2,005	578
Trustees' fees payable	251	—
Other accrued expenses and liabilities	1,978	644

Total liabilities	752,422	226,605

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 173,532,259 and 64,524,909 shares issued and outstanding, respectively(4)	174	65
Capital in excess of par value(5)	1,622,893	579,776
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(5)	10,898	—
Accumulated distributions in excess of net investment income(5)	(7,946)	(3,354)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	50,218	26,402

Total shareholders' equity	1,676,237	602,889

Total liabilities and shareholders' equity	$2,428,659	$829,494

Net asset value per common share at year end	$9.66	$9.34

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

FS Energy and Power Fund

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Investment income
Interest income	$115,402	$28,351	$1,357
Fee income	16,600	1,614	37

Total investment income	132,002	29,965	1,394

Operating expenses
Management fees	30,840	7,806	503
Capital gains incentive fees(1)	8,321	6,415	67
Subordinated income incentive fees(1)	7,634	—	—
Administrative services expenses	2,246	807	199
Share transfer agent fees	2,010	659	70
Accounting and administrative fees	741	288	50
Interest expense	9,297	2,141	281
Organization costs	—	—	167
Trustees' fees	870	409	—
Other general and administrative expenses	2,439	1,278	129

Total operating expenses	64,398	19,803	1,466
Less: Expense reimbursement from sponsor(2)	—	(1,432)	(725)
Add: Expense recoupment to sponsor(2)	—	1,432	—

Net operating expenses	64,398	19,803	741

Net investment income before taxes	67,604	10,162	653
Income and excise taxes	800	—	—

Net investment income	66,804	10,162	653

Realized and unrealized gain/loss
Net realized gain (loss) on investments	5,091	2,307	68
Net realized gain (loss) on total return swap(3)	12,736	3,293	308
Net realized gain (loss) on foreign currency	(77)	37	—
Net change in unrealized appreciation (depreciation) on investments	26,994	23,419	(166)
Net change in unrealized appreciation (depreciation) on total return swap(3)	(3,141)	3,020	121
Net change in unrealized gain (loss) on foreign currency	(37)	25	(17)

Total net realized and unrealized gain (loss) on investments	41,566	32,101	314

Net increase (decrease) in net assets resulting from operations	$108,370	$42,263	$967

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.94	$1.38	$0.23

Weighted average shares outstanding	115,827,352	30,715,305	4,153,477

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

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the relevant period and, for the years ended December 31, 2012 and 2011, reflects the share distribution on a retroactive basis.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operations
Net investment income	$66,804	$10,162	$653
Net realized gain (loss) on investments, total return swap and foreign currency(1)	17,750	5,637	376
Net change in unrealized appreciation (depreciation) on investments	26,994	23,419	(166)
Net change in unrealized appreciation (depreciation) on total return swap(1)	(3,141)	3,020	121
Net change in unrealized gain (loss) on foreign currency	(37)	25	(17)

Net increase (decrease) in net assets resulting from operations	108,370	42,263	967

Shareholder distributions(2)
Distributions from net investment income	(76,383)	(15,559)	(1,210)
Distributions from net realized gain on investments	(1,432)	(3,162)	(68)
Distributions representing tax return of capital	—	(1,342)	—

Net decrease in net assets resulting from shareholder distributions	(77,815)	(20,063)	(1,278)

Capital share transactions
Issuance of common shares	1,007,156	508,715	68,403
Reinvestment of shareholder distributions	44,910	10,034	318
Repurchases of common shares	(3,273)	(409)	—
Offering costs	(6,000)	(3,790)	(1,600)
Payments to investment adviser for offering and organization costs(3)	—	(2,051)	(1,092)
Capital contributions of investment adviser	—	505	1,767

Net increase in net assets resulting from capital share transactions	1,042,793	513,004	67,796

Total increase in net assets	1,073,348	535,204	67,485
Net assets at beginning of year	602,889	67,685	200

Net assets at end of year	$1,676,237	$602,889	$67,685

Accumulated distributions in excess of net investment income(2)	$(7,946)	$(3,354)	$(432)

(1)
See Note 8 for a discussion of the Company's total return swap agreement, which was terminated on May 24, 2013.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$108,370	$42,263	$967
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,295,602)	(826,011)	(95,199)
Paid-in-kind interest	(3,190)	—	(49)
Proceeds from sales and repayments of investments	735,673	244,192	3,564
Net realized (gain) loss on investments	(5,091)	(2,307)	(68)
Net change in unrealized (appreciation) depreciation on investments	(26,994)	(23,419)	166
Net change in unrealized (appreciation) depreciation on total return swap(1)	3,141	(3,020)	(121)
Accretion of discount	(3,825)	(1,985)	(56)
Amortization of deferred financing costs	980	340	51
(Increase) decrease in due from counterparty	56,876	(48,998)	(7,878)
(Increase) decrease in receivable for overfunded investment	—	434	(434)
(Increase) decrease in receivable for investments sold and repaid	1,068	(9,374)	—
(Increase) decrease in expense reimbursement due from sponsor(2)	—	533	(533)
(Increase) decrease in interest receivable	(16,392)	(8,419)	(656)
(Increase) decrease in receivable due on total return swap(1)	329	(69)	(260)
(Increase) decrease in prepaid expenses and other assets	154	(98)	(77)
Increase (decrease) in payable for investments purchased	55,953	2,053	23,503
Increase (decrease) in management fees payable	7,229	3,176	346
Increase (decrease) in expense recoupment payable to sponsor(2)	(1,083)	1,083	—
Increase (decrease) in accrued capital gains incentive fees	7,368	6,415	67
Increase (decrease) in subordinated income incentive fees payable	6,786	—	—
Increase (decrease) in administrative services expense payable	259	107	52
Increase (decrease) in interest payable	1,427	469	109
Increase (decrease) in trustees' fees payable	251	—	—
Increase (decrease) in other accrued expenses and liabilities	1,334	566	78

Net cash used in operating activities	(1,364,979)	(622,069)	(76,428)

Cash flows from financing activities
Issuance of common shares	1,007,062	508,773	68,304
Reinvestment of shareholder distributions	44,910	10,034	318
Repurchases of common shares	(3,273)	(409)	—
Offering costs	(6,000)	(3,790)	(1,600)
Capital contributions of investment adviser	—	505	1,767
Payments to investment adviser for offering and organization costs(3)	—	(2,051)	(1,092)
Shareholder distributions	(70,464)	(17,088)	(904)
Borrowings under credit facilities(4)	438,942	179,214	20,518
Repayments of credit facilities(4)	—	(14,500)	—
Deferred financing costs paid	(4,100)	(443)	(273)

Net cash provided by financing activities	1,407,077	660,245	87,038

Total increase (decrease) in cash	42,098	38,176	10,610
Cash at beginning of year	48,986	10,810	200

Cash at end of year	$91,084	$48,986	$10,810

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

(4)
See Note 8 for a discussion of the Company's credit facilities. During the years ended December 31, 2013, 2012 and 2011, the Company paid $6,890, $1,332 and $121, respectively, in interest expense on the credit facilities.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments
As of December 31, 2013
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—37.9%
Alon USA Partners, L.P.	(e)(i)	Downstream	L+800	1.3%	11/26/18	$4,125	$4,289	$4,256
Atlas Energy, L.P.	(e)(f)(i)	Midstream	L+550	1.0%	7/31/19	8,534	8,529	8,769
Azure Midstream Energy LLC	(e)	Midstream	L+550	1.0%	11/15/18	13,500	13,301	13,601
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	17,000	17,000	17,000
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	13,000	13,000	13,000
BL Sand Hills Unit, L.P.	(h)	Upstream	Prime+650	3.5%	12/17/17	3,431	2,980	2,980
BL Sand Hills Unit, L.P.	(h)	Upstream	Prime+650	3.5%	12/17/17	56,569	49,127	49,127
BlackBrush TexStar L.P.	(d)(e)(f)	Midstream	L+650	1.3%	6/4/19	60,764	60,416	61,334
Boomerang Tube, LLC	(d)(e)	Service & Equipment	L+950	1.5%	10/11/17	19,631	19,443	18,944
Brock Holdings III, Inc.	(e)	Service & Equipment	L+450	1.5%	3/16/17	2,763	2,799	2,777
Buffalo Gulf Coast Terminals LLC	(e)	Midstream	L+400	1.3%	10/31/17	6,554	6,672	6,619
Cedar Bay Generating Co., L.P.	(f)	Power	L+500	1.3%	4/23/20	8,848	8,766	8,920
Crestwood Holdings LLC	(e)(f)	Midstream	L+600	1.0%	6/19/19	28,868	28,952	29,734
EP Acquisition LLC		Upstream	Prime+500	3.3%	3/31/15	750	750	750
FR Utility Services LLC	(e)(f)	Service & Equipment	L+575	1.0%	10/18/19	19,389	19,219	19,389
Harvey Gulf International Marine, LLC	(e)	Service & Equipment	L+450	1.0%	6/18/20	9,975	9,848	10,081
Hudson Products Holdings Inc.	(e)(f)	Service & Equipment	L+400	1.3%	6/7/17	10,329	10,368	10,415
Larchmont Resources, LLC	(e)(f)	Upstream	L+725	1.0%	8/7/19	18,834	18,775	19,187
McJunkin Red Man Corp.	(e)(i)	Service & Equipment	L+400	1.0%	11/9/19	5,796	5,796	5,889
Moxie Liberty LLC	(e)(f)	Power	L+650	1.0%	8/21/20	27,432	27,419	28,187
NES Global Talent Finance US LLC	(e)(f)(i)	Service & Equipment	L+550	1.0%	10/3/19	18,000	17,755	17,978
Panda Sherman Power, LLC	(d)(e)	Power	L+750	1.5%	9/14/18	10,909	11,104	11,236
Panda Temple Power, LLC (TLA)		Power	L+700	1.5%	7/17/18	16,200	15,981	16,635
Panda Temple Power, LLC (TLB)	(e)(f)	Power	L+1000	1.5%	7/17/18	40,000	39,337	41,200
Panda Temple Power II, LLC	(e)(f)	Power	L+600	1.3%	4/3/19	18,809	19,212	19,373
ProPetro Services, Inc.	(e)(f)(h)	Service & Equipment	L+625	1.0%	9/30/19	8,913	8,861	8,968
Prowler Acquisition Corp.	(e)	Service & Equipment	L+475	1.0%	3/19/19	4,813	4,769	4,813
San Pedro Development, LLC	(f)	Upstream	Prime+400		6/30/15	19,974	16,662	17,278
San Pedro Development, LLC	(f)	Upstream	Prime+400		6/30/15	26	22	22
Sandy Creek Energy Associates, L.P.	(e)(f)(h)	Power	L+400	1.0%	11/8/20	15,584	15,507	15,614
Sprint Industrial Holdings LLC	(f)	Service & Equipment	L+575	1.3%	11/14/19	13,074	13,059	13,237
Stallion Oilfield Holdings, Inc.	(d)(e)(f)(h)	Service & Equipment	L+675	1.3%	6/19/18	63,711	63,521	65,145

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2013
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Swift Worldwide Resources US Holdings Corp.		Service & Equipment	L+800	1.3%	4/30/19	$60,263	$60,263	$60,263
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+450	1.3%	3/13/20	12,858	13,050	12,914
TPF II LC, LLC	(e)(f)	Power	L+550	1.0%	8/21/19	17,910	17,938	18,268
Wastequip, LLC	(e)	Service & Equipment	L+450	1.0%	8/9/19	8,771	8,801	8,859
Westway Group, LLC	(e)	Service & Equipment	L+400	1.0%	2/27/20	8,933	9,030	8,994
Willbros Group, Inc.	(e)(f)(i)	Service & Equipment	L+975	1.3%	8/7/19	24,938	24,155	25,312

Total Senior Secured Loans—First Lien							686,476	697,068
Unfunded Loan Commitments							(62,149)	(62,149)

Net Senior Secured Loans—First Lien							624,327	634,919

Senior Secured Loans—Second Lien—40.8%
American Energy—Utica, LLC	(f)	Upstream	L+475, 4.8% PIK	1.5%	9/30/18	116,057	116,057	116,057
Ameriforge Group Inc.	(d)(f)(h)	Service & Equipment	L+750	1.3%	12/21/20	27,950	28,403	28,579
Brock Holdings III, Inc.	(d)(f)(h)	Service & Equipment	L+825	1.8%	3/16/18	33,605	33,874	34,235
Citrus Energy Appalachia, LLC	(e)(h)	Upstream	L+850	1.3%	7/26/18	56,829	55,249	56,687
Consolidated Precision Products Corp.	(d)(e)(f)	Service & Equipment	L+775	1.0%	4/30/21	33,500	33,337	34,170
Drew Marine Group Inc.	(f)(i)	Service & Equipment	L+700	1.0%	5/19/21	10,000	9,975	10,075
Filtration Group Corp.	(e)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,606	2,697
Horn Intermediate Holdings, Inc.		Service & Equipment	L+775	1.3%	10/2/18	67,500	67,500	68,175
Oxbow Carbon LLC	(f)	Midstream	L+700	1.0%	1/19/20	15,000	14,858	15,309
P2 Upstream Acquisition Co.	(f)	Service & Equipment	L+800	1.0%	4/30/21	21,409	21,511	21,837
Power Buyer, LLC	(e)(f)	Service & Equipment	L+725	1.0%	11/6/20	7,500	7,495	7,388
Rice Drilling B LLC	(f)	Upstream	L+725	1.3%	10/25/18	59,960	59,270	61,309
Sabine Oil & Gas LLC	(d)(e)	Upstream	L+750	1.3%	12/31/18	12,660	12,903	12,818
Teine Energy Ltd.	(h)(i)	Upstream	L+625	1.3%	5/17/19	19,007	19,076	19,292
Templar Energy LLC	(d)	Upstream	L+700	1.0%	11/25/20	76,923	75,396	77,356
TNT Crane & Rigging, Inc.		Service & Equipment	L+900	1.0%	11/27/21	1,500	1,381	1,448
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+800	1.3%	9/13/20	12,805	13,095	12,966
UTEX Industries, Inc.	(e)(f)(h)	Service & Equipment	L+750	1.3%	4/10/21	31,046	31,313	31,822
Vantage Energy, LLC	(h)	Upstream	L+750	1.0%	12/20/18	27,692	27,415	27,692
WildHorse Resources, LLC	(e)	Upstream	L+625	1.3%	12/13/18	43,593	42,798	43,811

Total Senior Secured Loans—Second Lien							673,512	683,723

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2013
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)		Amortized Cost	Fair Value(c)
Senior Secured Bonds—4.9%
Erickson Air-Crane Inc.	(d)(i)	Service & Equipment	8.3%		5/1/20		$10,875	$10,919	$11,283
Gastar Exploration USA, Inc.	(g)(i)	Upstream	8.6%		5/15/18		22,000	21,439	21,850
Globe Luxembourg SCA	(d)(i)	Service & Equipment	9.6%		5/1/18		10,000	9,637	10,469
Iracore International Holdings, Inc.	(g)	Service & Equipment	9.5%		6/1/18		9,500	9,702	10,077
Murray Energy Corp.	(d)	Upstream	8.6%		6/15/21		4,000	4,000	4,147
Permian Tank & Manufacturing, Inc.	(e)	Service & Equipment	10.5%		1/15/18		4,000	4,091	3,981
Prince Mineral Holding Corp.		Service & Equipment	11.5%		12/15/19		6,500	6,757	7,215
Ryerson Inc.	(d)(e)	Service & Equipment	9.0%		10/15/17		3,300	3,465	3,506
Shale-Inland Holdings, LLC	(e)(f)	Service & Equipment	8.8%		11/15/19		9,550	9,543	9,956

Total Senior Secured Bonds								79,553	82,484

Subordinated Debt—47.1%
Abengoa Finance, S.A.U.	(g)(i)	Service & Equipment	7.8%		2/1/20		2,500	2,500	2,606
Alta Mesa Holdings, L.P.	(d)	Upstream	9.6%		10/15/18		42,616	42,580	45,792
Atlas Energy Holdings Operating Co., LLC	(g)(i)	Upstream	7.8%		1/15/21		16,800	15,878	16,037
Aurora USA Oil & Gas, Inc.	(g)(i)	Upstream	9.9%		2/15/17		15,250	15,702	16,433
BOE Intermediate Holding Corp.	(g)	Service & Equipment	9.8% PIK		11/1/17		3,398	3,369	3,559
Brand Energy & Infrastructure Services, Inc.	(d)(g)	Service & Equipment	8.5%		12/1/21		25,000	25,000	25,500
BreitBurn Energy Partners L.P.	(g)(i)	Upstream	7.9%		4/15/22		3,500	3,508	3,654
Chaparral Energy Inc.	(d)	Upstream	8.3%		9/1/21		2,000	2,059	2,178
Chaparral Energy Inc.	(d)(e)	Upstream	7.6%		11/15/22		15,225	16,352	16,331
CHC Helicopter S.A.	(d)(g)(i)	Service & Equipment	9.4%		6/1/21		12,500	12,727	12,754
Clayton Williams Energy, Inc.	(g)(i)	Upstream	7.8%		4/1/19		9,300	9,286	9,617
Comstock Resources, Inc.	(d)(i)	Upstream	9.5%		6/15/20		5,000	4,797	5,610
Crestwood Midstream Partners L.P.	(g)(i)	Midstream	6.1%		3/1/22		5,500	5,500	5,640
Crew Energy Inc.	(g)(i)	Upstream	8.4%		10/21/20	C$	10,000	9,615	9,566
CrownRock, L.P.	(d)	Upstream	7.1%		4/15/21		$50,000	50,000	49,712
Diamondback Energy, Inc.	(g)(i)	Upstream	7.6%		10/1/21		5,500	5,500	5,801
Energy XXI Gulf Coast, Inc.	(g)	Upstream	7.5%		12/15/21		4,000	3,981	4,188
EP Energy LLC	(d)	Upstream	7.8%		9/1/22		6,600	6,622	7,417

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2013
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
EPE Holdings LLC	(d)	Upstream	8.9% PIK		12/15/17	$6,535	$6,510	$6,805
Era Group Inc.	(d)(i)	Service & Equipment	7.8%		12/15/22	7,750	7,628	8,060
Everest Acquisition LLC	(d)	Upstream	9.4%		5/1/20	19,250	19,863	22,402
Global Partners L.P.	(i)	Midstream	8.0%		2/14/18	70,000	68,197	70,613
Global Partners L.P.	(i)	Midstream	7.8%		12/23/18	40,000	40,000	40,000
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	8.8%		7/15/21	3,900	3,900	4,293
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	7.5%		10/1/21	5,000	5,000	5,299
The Kenan Advantage Group, Inc.	(d)(g)	Service & Equipment	8.4%		12/15/18	18,000	18,542	19,035
Legacy Reserves L.P.	(d)(i)	Upstream	6.6%		12/1/21	9,600	9,454	9,287
Legacy Reserves L.P.	(d)(i)	Upstream	8.0%		12/1/20	16,750	16,424	17,306
Martin Midstream Partners L.P.	(d)(i)	Midstream	7.3%		2/15/21	3,000	3,000	3,075
Memorial Production Partners L.P.	(g)(i)	Upstream	7.6%		5/1/21	7,000	6,794	7,211
Memorial Resource Development LLC	(g)	Upstream	10.8% PIK		12/15/18	13,300	13,034	13,300
PetroBakken Energy Ltd.	(g)(i)	Upstream	8.6%		2/1/20	31,295	31,424	31,737
Pinnacle Operating Corp.	(g)	Service & Equipment	9.0%		11/15/20	2,500	2,500	2,656
QR Energy, L.P.	(d)(g)(i)	Upstream	9.3%		8/1/20	25,030	25,602	26,066
Rex Energy Corp.	(g)(i)	Upstream	8.9%		12/1/20	14,000	14,011	15,330
RKI Exploration & Production, LLC	(d)	Upstream	8.5%		8/1/21	34,100	34,124	36,096
Samson Investment Co.	(d)(h)	Upstream	9.8%		2/15/20	23,000	23,029	25,137
Sanchez Energy Corp.	(g)(i)	Upstream	7.8%		6/15/21	14,500	14,238	14,892
SemGroup Corp.	(d)(i)	Midstream	7.5%		6/15/21	9,400	9,400	9,955
Sidewinder Drilling Inc.		Service & Equipment	9.8%		11/15/19	21,500	21,596	19,028
Summit Midstream Holdings, LLC	(d)(i)	Midstream	7.5%		7/1/21	1,000	1,000	1,050
Talos Production LLC	(d)(g)	Upstream	9.8%		2/15/18	40,250	40,091	41,256
Tenrgys, LLC		Upstream	L+900	2.5%	12/23/18	75,000	75,000	75,000
Tervita Corp.	(g)(i)	Service & Equipment	10.9%		2/15/18	10,000	9,689	10,175
Zachry Holdings, Inc.	(d)	Service & Equipment	7.5%		2/1/20	11,800	12,057	12,375

Total Subordinated Debt							767,083	789,834

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2013
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(c)
Equity/Other—6.5%(j)
American Energy Ohio Holdings, LLC, Common Equity	(k)(l)	Upstream	7,788,845	$7,789	$7,789
BBH Operating LLC, Common Equity	(l)(m)	Upstream	1,000	1,000	924
BL Sand Hills Unit, L.P., Net Profits Interest	(h)(l)(n)	Upstream	N/A	395	395
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(h)(l)(n)	Upstream	N/A	56	56
Fortune Creek Co-Invest I L.P., LP Interest	(i)(o)	Midstream	N/A	22,597	22,715
Plains Offshore Operations Inc., Preferred Equity	(d)	Upstream	20,000	22,161	25,052
Plains Offshore Operations Inc., Warrants	(d)(l)	Upstream	405,378	689	1,054
San Pedro Development, LLC, Net Profits Interest	(l)(p)	Upstream	N/A	3,312	3,641
Swift Worldwide Resources Holdco Limited, Common Equity	(i)(l)(q)	Service & Equipment	3,750,000	6,029	6,215
Synergy Offshore LLC, Preferred Equity	(r)	Upstream	40,000	41,451	41,400

Total Equity/Other				105,479	109,241

TOTAL INVESTMENTS—137.2%				$2,249,954	2,300,201

LIABILITIES IN EXCESS OF OTHER ASSETS—(37.2%)					(623,964)

NET ASSETS—100.0%					$1,676,237

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
(g)
Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc. (see Note 8).
(h)
Position or portion thereof unsettled as of December 31, 2013.
(i)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. As of December 31, 2013, 78.3% of the Company's total assets represented qualifying assets.
(j)
Listed investments may be treated as debt for GAAP or tax purposes.
(k)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(l)
Security is non-income producing.
(m)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(n)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(o)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2013.
(p)
Security held within EP San Pedro Investments, LLC, a wholly-owned subsidiary of the Company.
(q)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2013.
(r)
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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2013, the Company had four wholly-owned financing subsidiaries, five wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2013. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

        The Company's investment objective is to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. The Company's investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing.

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

        Use of Estimates:    The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.

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

        Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

  •
  the Company's quarterly valuation process begins with FS Advisor's management team providing a preliminary valuation of each portfolio company or investment to the Company's valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

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

        When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the Company's board of trustees will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. The Company's board of trustees will subsequently value these warrants or other equity securities received at fair value.

        The fair values of the Company's investments are determined in good faith by its board of trustees. The Company's board of trustees is solely responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and consistently applied valuation process.

        Revenue Recognition:    Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        In addition, the Company historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which is described more fully in Note 8), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should "look through" the TRS in calculating its capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of June 30, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology. On May 24, 2013, the Company terminated the TRS.

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

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. These costs are expensed as incurred. For the year ended December 31, 2011, the Company incurred organization costs of $167, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FS Advisor, and have been recorded as a contribution to capital (see Note 4). There were no organization costs incurred during the years ended December 31, 2013 and 2012.

        Offering Costs:    The Company's offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company's Registration Statements on Form N-2 relating to the continuous public offering of its common shares. The Company has charged offering costs against capital in excess of par value on the consolidated balance sheets. For the years ended December 31, 2013, 2012 and 2011, the Company incurred offering costs of $6,000, $3,790 and $1,600, respectively, of which $0, $505 and $1,600, respectively, were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

        Income Taxes:    The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which it paid no federal income taxes. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. The Company accrued $800 in estimated income and excise taxes payable in respect of income received during the year ended December 31, 2013.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, the Company did not incur any interest or penalties.

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

        Distributions:    Distributions to the Company's shareholders are recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a weekly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

        Reclassifications:    Certain amounts in the consolidated financial statements for the years ended December 31, 2012 and 2011 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2013. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	104,681,518	$1,105,083	55,725,938	$558,641	7,690,534	$73,058
Reinvestment of Distributions	4,665,928	44,910	1,096,667	10,034	33,665	318

Total Gross Proceeds	109,347,446	1,149,993	56,822,605	568,675	7,724,199	73,376
Commissions and Dealer Manager Fees	—	(97,927)	—	(49,926)	—	(4,655)

Net Proceeds to Company	109,347,446	1,052,066	56,822,605	518,749	7,724,199	68,721
Share Repurchase Program	(340,096)	(3,273)	(44,339)	(409)	—	—

Net Proceeds from Share Transactions	109,007,350	$1,048,793	56,778,266	$518,340	7,724,199	$68,721

Status of Continuous Public Offering

        Since commencing its continuous public offering and through March 4, 2014, the Company has sold 190,565,777 common shares (as adjusted for share distributions) for gross proceeds of $1,972,332.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

As of March 4, 2014, the Company had raised total gross proceeds of $1,992,536, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4). During the years ended December 31, 2013, 2012 and 2011, the Company sold 109,347,446, 56,822,605 and 7,724,199 common shares (as adjusted for share distributions) for gross proceeds of $1,149,993, $568,675 and $73,376 at an average price per share of $10.52, $10.01 and $9.50, respectively. The gross proceeds received during the years ended December 31, 2013, 2012 and 2011 include reinvested shareholder distributions of $44,910, $10,034 and $318, respectively, for which the Company issued 4,665,928, 1,096,667 and 33,665 common shares (as adjusted for share distributions), respectively. During the period from January 1, 2014 to March 4, 2014, the Company sold 18,916,402 common shares for gross proceeds of $200,292 at an average price per share of $10.59.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $97,927, $49,926 and $4,655 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        The following table sets forth the number of common shares repurchased by the Company under its share repurchase program during the years ended December 31, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	44,339	100%	$9.225	$409
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
September 30, 2013	October 2, 2013	156,300	100%	$9.675	$1,512

        On January 2, 2014, the Company repurchased 174,181 common shares (representing 100% of common shares tendered for repurchase) at $9.72 per share for aggregate consideration totaling $1,693.

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

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded certain of the Company's offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. Since inception through December 31, 2013, Franklin Square Holdings has funded $3,143 in offering and organization costs. During the years ended December 31, 2013, 2012 and 2011, the Company paid total reimbursements of $0, $2,051 and $1,092, respectively, to FS Advisor and its affiliates. The reimbursements were recorded as a reduction of capital. As of December 31, 2013, no amounts remain reimbursable to FS Advisor and its affiliates under this arrangement.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2013, 2012 and 2011:

			Year Ended December 31,
Related Party	Source Agreement	Description	2013	2012	2011
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$30,840	$7,806	$503
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$8,321	$6,415	$67
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$7,634	$—	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$2,246	$807	$199
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$20,016	$10,240	$900

(1)
During the years ended December 31, 2013, 2012 and 2011, $23,611, $2,878 and $157, respectively, in base management fees were paid to FS Advisor. During the year ended December 31, 2012, $1,752 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see "—Expense Reimbursement"). As of December 31, 2013, $10,751 in base management fees were payable to FS Advisor.

(2)
During the years ended December 31, 2013, 2012 and 2011, the Company accrued capital gains incentive fees of $8,321, $6,415 and $67, respectively, based on the performance of its portfolio, of which $5,464, $5,462 and $67, respectively, was based on unrealized gains and $2,857, $953 and $0, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FS Advisor $953 in capital gains incentive fees during the year ended December 31, 2013. As of December 31, 2013, $2,857 in capital gains incentive fees were payable to FS Advisor.

(3)
During the year ended December 31, 2013, $848 of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2013, a subordinated incentive fee on income of $6,786 was payable to FS Advisor.

(4)
During the years ended December 31, 2013, 2012 and 2011, $1,854, $611 and $181, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $1,987, $700 and $147, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2013, 2012 and 2011.

(5)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 4, 2014, the Company has sold an aggregate of 3,433,161 common shares (as adjusted for share distributions) for aggregate gross proceeds of $30,919 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively the Company's co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, it will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, dated as of February 14, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

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

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        During the years ended December 31, 2012 and 2011, the Company accrued $1,432 and $725, respectively, for reimbursements that Franklin Square Holdings had agreed to pay. As of December 31, 2013 and 2012, the Company had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, the Company accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, $1,083 of expense recoupments were payable to Franklin Square Holdings, all of which was paid to Franklin Square Holdings during the year ended December 31, 2013. As of December 31, 2013, no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company's semi-monthly closing occurring on June 17, 2013, FS Trust purchased $43 of the Company's common shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.675 per share.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2013, 2012 and 2011:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2011(1)	$0.2837	$1,278
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        Prior to September 2013, the Company authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with the Company's transition from semi-monthly closings to weekly closings for the sale of common shares in its continuous public offering, beginning in September 2013, the Company authorizes and declares ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis. On December 9, 2013, the Company's board of trustees declared regular weekly cash

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

distributions for January 2014 through March 2014, which were paid in the amount of $0.012675 per share commencing with the weekly cash distribution that was payable to shareholders of record as of January 7, 2014. On February 18, 2014, the Company's board of trustees increased the amount of the regular weekly cash distribution to $0.012734 per share commencing with the weekly cash distribution that was payable to shareholders of record as of February 25, 2014. On March 12, 2014, the Company's board of trustees declared regular weekly cash distributions for April 2014 through June 2014 in the amount of $0.012734 per share. The regular weekly cash distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        For a period of time following commencement of the Company's continuous public offering, substantial portions of the Company's distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company's distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company's investment performance. For the year ended December 31, 2011, if Franklin Square Holdings had not reimbursed certain of the Company's expenses, 57% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. The Company's repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders would otherwise have received in the years ended December 31, 2012 and 2013. No portion of the distributions paid during the years ended December 31, 2013 or 2012 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common shares during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	76,383	98%	15,559	77%	485	38%
Short-term capital gains proceeds from the sale of assets	1,432	2%	2,930	15%	68	5%
Long-term capital gains proceeds from the sale of assets	—	—	232	1%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of limited partnership interest	—	—	1,342	7%	—	—
Expense reimbursement from sponsor	—	—	—	—	725	57%

Total	$77,815	100%	$20,063	100%	$1,278	100%

(1)
During the years ended December 31, 2013, 2012 and 2011, 94.7%, 93.4% and 92.5%, respectively, of the Company's gross investment income was attributable to cash interest earned, 2.9%, 6.6% and 4.0%, respectively, was attributable to non-cash accretion of discount and 2.4%, 0.0% and 3.5%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the years ended December 31, 2013, 2012 and 2011 was $76,383, $15,559 and $1,210, respectively. As of December 31, 2013, the Company had $10,898 of undistributed ordinary income and net realized gains on a tax basis. As of December 31, 2012 and 2011, the Company had distributed all of its ordinary income and net realized gains on a tax basis.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reversal of non-deductible excise taxes, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
GAAP-basis net investment income	$66,804	$10,162	$653
Income on limited partnership interest	(802)	(2,537)	—
Reversal of incentive fee accrual on unrealized gains	5,464	5,462	67
Excise taxes	300	—	—
Tax-basis net investment income portion of total return swap payments	6,602	2,475	308
Reclassification of unamortized original issue discount	(1,166)	—	—
Other miscellaneous differences	(819)	(3)	182

Tax-basis net investment income	$76,383	$15,559	$1,210

        The Company may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2013, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $5,420, and increased capital in excess of par value and accumulated distributions in excess of net investment income by $433 and $4,987, respectively. During the years ended December 31, 2012 and 2011, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $2,475 and $308, respectively, and increased accumulated distributions in excess of net investment income by $2,475 and $308, respectively, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income. In addition, during the year ended December 31, 2012, the Company reduced capital in excess of par value by $1,342 to reflect distributions received by the Company during the year ended December 31, 2012 on account of a limited partnership interest held by the Company, which amount was treated as a return of capital for tax purposes.

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution that the Company has declared on its common shares through December 31, 2013:

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

        As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2013	2012
Distributable ordinary income (income and short-term capital gains)	$8,073	$171
Distributable realized gains (long-term capital gains)	2,825	—
Distribution receivable on limited partnership interest	805	270
Incentive fee accrual on unrealized gains	(10,993)	(5,529)
Unamortized organization costs	(292)	(315)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	52,752	28,451

	$53,170	$23,048

(1)
As of December 31, 2013 and 2012, the gross unrealized appreciation on the Company's investments and total return swap and gain on foreign currency was $57,499 and $29,698, respectively. As of December 31, 2013 and 2012, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $4,747 and $1,247, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $2,247,420 and $675,823 as of December 31, 2013 and 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $52,752 as of December 31, 2013. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company's TRS with Citibank, N.A., or Citibank, was $28,451 as of December 31, 2012.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$624,327	$634,919	27%	$195,922	$200,752	29%
Senior Secured Loans—Second Lien	673,512	683,723	30%	71,607	73,451	10%
Senior Secured Bonds	79,553	82,484	4%	33,366	35,158	5%
Subordinated Debt	767,083	789,834	34%	332,214	345,849	49%
Equity/Other	105,479	109,241	5%	44,810	45,962	7%

	$2,249,954	$2,300,201	100%	$677,919	$701,172	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of December 31, 2013, the Company did not "control" and was not an "affiliate" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if it owned 5% or more of its voting securities.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013, the Company had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2012, the Company had one senior secured loan investment with an unfunded commitment of $10,000. The Company maintains sufficient cash on hand to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,112,686	48%	$335,486	48%
Midstream	288,414	13%	60,675	9%
Downstream	4,256	0%	2,978	0%
Power	159,433	7%	142,765	20%
Service & Equipment	735,412	32%	159,268	23%

Total	$2,300,201	100%	$701,172	100%

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        As of December 31, 2013 and 2012, the Company's investments were categorized as follows in the fair value hierarchy:

	December 31, 2013	December 31, 2012
			Total Return Swap
Valuation Inputs	Investments	Investments
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	2,300,201	701,172	3,141

	$2,300,201	$701,172	$3,141

        The Company's investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value.

        The Company's investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment, for which broker quotes were not available, was valued by an independent valuation firm, which determined the fair value of such investment by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued its TRS in accordance with the agreements between its wholly-owned financing subsidiary, EP Investments LLC, or EP Investments, and Citibank which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company's valuation committee and board of trustees reviewed and approved the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

Company's valuation committee or board of trustees had any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the Company's TRS, see Note 8.

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

        The following is a reconciliation for the years ended December 31, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2013
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$200,752	$73,451	$35,158	$345,849	$45,962	$701,172
Accretion of discount (amortization of premium)	2,010	659	(78)	597	637	3,825
Net realized gain (loss)	27	2	564	4,498	—	5,091
Net change in unrealized appreciation (depreciation)	5,762	8,367	1,139	9,116	2,610	26,994
Purchases	880,162	658,910	80,924	617,025	58,581	2,295,602
Paid-in-kind interest	—	1,056	—	683	1,451	3,190
Sales and redemptions	(453,794)	(58,722)	(35,223)	(187,934)	—	(735,673)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$634,919	$683,723	$82,484	$789,834	$109,241	$2,300,201

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,514	$10,430	$2,340	$14,696	$2,610	$38,590

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

	For the Year Ended December 31, 2012
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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of December 31, 2013 and 2012 were as follows:

Type of Investment	Fair Value at December 31, 2013(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$108,313	Market Comparables	Market Yield (%)	8.0% - 11.0%	9.2%
Senior Secured Loans—Second Lien	$184,232	Market Comparables	Market Yield (%)	8.5% - 11.3%	10.2%
Subordinated Debt	$110,613	Market Comparables	Market Yield (%)	7.5% - 8.0%	7.8%
Equity/Other	$108,790	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	7.5x - 7.8x	7.6x
			Production Multiples (Mmb/d)	$191,000.0 - $194,000.0	$192,500.0
			Proved Reserves Multiples (Mmboe)	$6.1 - $16.8	$16.3
			PV-10 Multiples (x)	0.2x - 1.8x	1.0x
		Discounted Cash Flow	Discount Rate (%)	9.8% - 28.0%	15.1%
		Option Valuation Model	Volatility (%)	52.5%	52.5%

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment ($52,107), one subordinated debt investment ($75,000) and two equity/other investments ($451), all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value. As of December 31, 2013, $13,022 of the senior secured loans-first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

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

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of December 31, 2013.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%	$60,000	$140,000	September 27, 2014(1)
Citibank Credit Facility	Revolving	L + 2.50%	$174,174	$826	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	—	June 24, 2014
Natixis Credit Facility	Revolving	L + 2.40%	$150,000	—	July 11, 2023

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2013, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

BNP Facility

        On December 11, 2013, Berwyn Funding LLC, or Berwyn Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNP, pursuant to which Berwyn Funding may borrow, from time to time, up to $200,000 from BNP. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed facility agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP and a special custody and pledge agreement by and among Berwyn Funding, BNP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of December 11, 2013, and which are collectively referred to herein as the BNP financing agreements.

        The Company may contribute securities to Berwyn Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through its ownership of Berwyn Funding or will receive fair market value for any securities sold to Berwyn Funding. Berwyn Funding may purchase additional securities from various sources. Berwyn Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. Berwyn Funding will pledge certain of its securities

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

as collateral to secure borrowings under the BNP facility. Such pledged securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Berwyn Funding is determined in accordance with the margin requirements described in the BNP financing agreements. Berwyn Funding's obligations to BNP under the facility are secured by a first priority security interest in substantially all of the assets of Berwyn Funding, including its portfolio of securities. The obligations of Berwyn Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in Berwyn Funding.

        Borrowings under the BNP facility accrue interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 1.10% per annum. Interest is payable monthly in arrears. Berwyn Funding is required to pay a non-usage fee to the extent the aggregate principal amount available under the facility is not borrowed. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of December 31, 2013, $60,000 was outstanding under the BNP facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $299 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the 270 day period following the closing date of the BNP facility. As of December 31, 2013, $275 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the BNP facility was 1.35% per annum as of December 31, 2013. Interest is payable monthly in arrears and commenced on January 2, 2014. The Company recorded interest expense of $102 for the year ended December 31, 2013, of which $24 related to the amortization of deferred financing costs and $50 related to commitment fees on the unused portion of the facility. The Company did not pay any interest expense for the year ended December 31, 2013. The average borrowings under the facility for the period since the Company commenced borrowing thereunder to December 31, 2013 were $38,000, with a weighted average interest rate of 3.52%, which includes commitment fees on the unused portion of the facility.

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default and termination events included in financing transactions, the BNP financing agreements contain the following additional events of default and termination events, among others: (a) the occurrence of a default or similar condition under certain third-party contracts by the Company and Berwyn Funding; (b) any change in BNP's interpretation of applicable law that, in the reasonable opinion of counsel to BNP, has the effect of impeding or prohibiting the facility; (c) certain events of insolvency or bankruptcy by the Company or Berwyn Funding; (d) specified material reductions in the Company's or Berwyn Funding's net asset value; (e) any change in the Company's fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as investment adviser to the Company and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding receives a fee from BNP in connection with any rehypothecated securities. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security,

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities.

        Borrowings of Berwyn Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Citibank Credit Facility

        On May 24, 2013, EP Funding LLC, or EP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Citibank credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Citibank credit facility provides for borrowings in an aggregate principal amount up to $175,000 on a committed basis.

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

        As of December 31, 2013, $174,174 was outstanding under the Citibank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

life of the facility. As of December 31, 2013, $458 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Citibank credit facility was 2.81% per annum as of December 31, 2013. Interest is paid quarterly in arrears and commenced on November 12, 2013. The Company recorded interest expense of $2,451 for the year ended December 31, 2013, of which $199 related to the amortization of deferred financing costs and $30 related to commitment fees on the unused portion of the facility. The Company paid $1,573 in interest expense for the year ended December 31, 2013. The average borrowings under the facility for the period since the Company commenced borrowing thereunder to December 31, 2013 were $140,217, with a weighted average interest rate of 2.90%, which includes commitment fees on the unused portion of the facility.

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

        Borrowings of EP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000.

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

        As of December 31, 2013 and 2012, $240,000 and $185,232, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,300 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2013, $288 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Deutsche Bank credit facility was 2.04% per annum as of December 31, 2013. Interest is paid quarterly in arrears. The Company recorded interest expense of $5,337, $2,132 and $274 for the years ended December 31, 2013, 2012 and 2011, respectively, of which $637, $331 and $44, respectively, related to the amortization of deferred financing costs and $191, $85 and $118, respectively, related to commitment fees on the unused portion of the facility. The Company paid $4,546, $1,332 and $121 in interest expense for the years ended December 31, 2013, 2012 and 2011, respectively. The average borrowings under the facility for the years ended December 31, 2013, 2012 and 2011 were $216,410, $81,825 and $13,033, respectively, with a weighted average interest rate of 2.17%, 2.19% and 4.18%, respectively, which includes commitment fees on the unused portion of the facility.

        Borrowings under the Deutsche Bank credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the Deutsche Bank credit facility, or a decline in the Company's net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as the Company's sub-adviser or FS Advisor ceasing to act as the Company's investment adviser; (iv) the Company ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) the Company, GSO or FS Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

        In connection with the Deutsche Bank credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or the Company; (e) the Company ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of the Company's net asset value below a specified threshold; and (g) fraud or other illicit acts

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

by the Company, FS Advisor or GSO in its or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provides for borrowings in an aggregate principal amount up to $150,000 on a committed basis.

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

        As of December 31, 2013, $150,000 was outstanding under the Natixis credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2013, $2,424 of such deferred financing costs had yet to be amortized to interest expense.

        The effective interest rate under the Natixis credit facility was 2.94% per annum as of December 31, 2013. Interest is paid quarterly in arrears and commenced on November 20, 2013. The Company recorded interest expense of $1,407 for the year ended December 31, 2013, of which $120 related to the amortization of deferred financing costs and $185 related to commitment fees on the unused portion of the facility. The Company paid $771 in interest expense for the year ended December 31, 2013. The average borrowings under the facility for the period since the Company commenced borrowing thereunder to December 31, 2013 were $118,820, with a weighted average

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

interest rate of 2.99%, which includes commitment fees on the unused portion of the facility for such period.

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

        Borrowings of Energy Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financial Highlights

        The following is a schedule of financial highlights of the Company for the years ended December 31, 2013, 2012 and 2011. The Company has omitted the financial highlights for the period from September 16, 2010 (Inception) to December 31, 2010 since the Company did not have operations as of December 31, 2010.

	Year Ended December 31,
	2013	2012	2011
Per Share Data:(1)
Net asset value, beginning of period	$9.34	$8.74	$8.91
Results of operations(2)
Net investment income (loss)	0.58	0.33	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.36	1.05	0.07

Net increase (decrease) in net assets resulting from operations	0.94	1.38	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.65)	(0.49)	(0.27)
Distributions from net realized gain on investments	(0.01)	(0.10)	(0.01)
Distributions representing tax return of capital	—	(0.04)	—

Net decrease in net assets resulting from shareholder distributions	(0.66)	(0.63)	(0.28)

Capital share transactions
Issuance of common shares(4)	0.09	0.02	0.10
Repurchases of common shares(5)	—	—	—
Offering costs(2)	(0.05)	(0.12)	(0.39)
Payments to investment adviser for offering and organization costs(2)	—	(0.07)	(0.26)
Capital contributions of investment adviser(2)	—	0.02	0.43

Net increase (decrease) in net assets resulting from capital share transactions	0.04	(0.15)	(0.12)

Net asset value, end of period	$9.66	$9.34	$8.74

Shares outstanding, end of period	173,532,259	64,524,909	7,746,643

Total return(6)	10.49%	14.07%	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$1,676,237	$602,889	$67,685

Ratio of net investment income to average net assets(7)	6.04%	3.64%	1.83%

Ratio of total expenses to average net assets(7)	5.89%	7.09%	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(7)	—	(0.51)%	(2.03)%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	0.51%	—

Ratio of net expenses to average net assets(7)	5.89%	7.09%	2.08%

Portfolio turnover	53.26%	75.24%	12.77%

(1)
The share information utilized to determine per share data for the years ended December 31, 2012 and 2011 has been retroactively adjusted to reflect the share distribution discussed in Note 5.

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

(6)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in Note 5. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

(7)
Weighted average net assets during the years ended December 31, 2013 and 2012 and the period from July 18, 2011 (commencement of operations) through December 31, 2011 are used for this calculation. Ratios for the period from July 18, 2011 (commencement of operations) through December 31, 2011 are not annualized. The following is a schedule of supplemental ratios for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Ratio of accrued capital gains incentive fees to average net assets	0.75%	2.30%	0.19%
Ratio of subordinated income incentive fees to average net assets	0.69%	—	—
Ratio of interest expense to average net assets	0.84%	0.77%	0.79%
Ratio of income and excise taxes to average net assets	0.07%	—	—

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Selected Quarterly Financial Data (Unaudited)

        The following is the quarterly results of operations for the years ended December 31, 2013 and 2012. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$51,328	$35,591	$24,172	$20,911
Operating expenses
Total expenses	28,631	16,014	8,601	11,952

Net investment income	22,697	19,577	15,571	8,959
Realized and unrealized gain (loss)	22,320	9,329	(8,125)	18,042

Net increase (decrease) in net assets resulting from operations	$45,017	$28,906	$7,446	$27,001

Per share information-basic and diluted
Net investment income	$0.14	$0.15	$0.16	$0.12

Net increase (decrease) in net assets resulting from operations	$0.28	$0.23	$0.07	$0.36

Weighted average shares outstanding	160,041,263	126,833,608	100,028,169	75,360,255

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$14,239	$8,671	$4,337	$2,718
Operating expenses
Total expenses	9,106	6,851	1,867	1,979
Less: Expense reimbursement from sponsor	—	—	631	801
Add: Expense recoupment to sponsor	1,083	349	—	—

Net expenses	10,189	7,200	1,236	1,178

Net investment income	4,050	1,471	3,101	1,540
Realized and unrealized gain (loss)	15,110	15,818	(1,430)	2,603

Net increase (decrease) in net assets resulting from operations	$19,160	$17,289	$1,671	$4,143

Per share information-basic and diluted
Net investment income	$0.07	$0.04	$0.15	$0.14

Net increase (decrease) in net assets resulting from operations	$0.35	$0.48	$0.08	$0.38

Weighted average shares outstanding(1)	54,468,833	36,357,952	20,784,076	10,889,229

(1)
The weighted average share information for the quarter ended March 31, 2012 has been retroactively adjusted to reflect the share distribution discussed in Note 5.

        The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2013 and 2012. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

        As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

        Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 94.

Changes in Internal Control Over Financial Reporting

        During our fourth quarter of 2013, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

        We will file a definitive Proxy Statement for our 2014 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

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
10.1
Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.2
Amendment No. 1 dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 14, 2012.)

10.3	Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.4
Dealer Manager Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
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
10.7
Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
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
10.12
Fourth Amendment to Credit Agreement, dated as of June 24, 2013, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 25, 2013.)
10.13
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
10.16
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
10.21
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.22
Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.23
Account Control Agreement, dated as of May 24, 2013, by and among EP Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.24
Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.25
Investment Management Agreement, dated as of May 24, 2013, by and between the Company and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.26
Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Natixis, New York Branch, Wells Fargo Bank, National Association and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.27
Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Wells Fargo Bank, National Association and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.28
Collateral Management Agreement, dated as of July 11, 2013, by and between FS Energy and Power Fund and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.29
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between the Company and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)
10.30
Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.31
U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)

10.32	Special Custody and Pledge Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.33
Investment Management Agreement, dated as of December 11, 2013, by and between the Company and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
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

FS ENERGY AND POWER FUND
Date: March 18, 2014	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 18, 2014	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 18, 2014	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 18, 2014	/s/ David Adelman David Adelman Trustee
Date: March 18, 2014	/s/ Sidney Brown Sidney Brown Trustee
Date: March 18, 2014	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 18, 2014	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 18, 2014	/s/ Thomas J. Gravina Thomas J. Gravina Trustee
Date: March 18, 2014	/s/ Michael Heller Michael Heller Trustee
Date: March 18, 2014	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 18, 2014	/s/ Richard W. Vague Richard W. Vague Trustee
Date: March 18, 2014	/s/ R. Richard Williams R. Richard Williams Trustee