Form 10-Q
period 2014-03-31
FS Energy & Power Fund
filed 2014-05-14
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-6822130 (I.R.S. Employer Identification No.)
Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania 19104 (Address of principal executive office)	19104 (Zip Code)

Registrant's telephone number, including area code: (215) 495-1150

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

        The issuer had 210,706,026 common shares of beneficial interest outstanding as of April 29, 2014.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$2,497,568 and $2,249,954, respectively)	$2,573,836	$2,300,201
Cash	95,083	91,084
Foreign currency, at fair value (cost—$5,175 and $0, respectively)	5,236	—
Receivable for investments sold and repaid	9,199	8,306
Interest receivable	31,176	25,467
Receivable for common shares purchased	—	135
Deferred financing costs	3,054	3,445
Prepaid expenses and other assets	128	21

Total assets	$2,717,712	$2,428,659

Liabilities
Payable for investments purchased	$49,795	$81,509
Credit facilities payable	644,174	624,174
Shareholder distributions payable	—	10,700
Management fees payable	12,867	10,751
Accrued capital gains incentive fees(1)	16,558	13,850
Subordinated income incentive fees payable(1)	4,610	6,786
Administrative services expense payable	1,187	418
Interest payable	1,856	2,005
Trustees' fees payable	301	251
Other accrued expenses and liabilities	2,434	1,978
Commitments and contingencies(2)	—	—

Total liabilities	733,782	752,422

Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 202,584,157 and 173,532,259 shares issued and outstanding, respectively	203	174
Capital in excess of par value	1,904,848	1,622,893
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(3)	12,640	10,898
Accumulated distributions in excess of net investment income(3)	(10,081)	(7,946)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	76,320	50,218

Total shareholders' equity	1,983,930	1,676,237

Total liabilities and shareholders' equity	$2,717,712	$2,428,659

Net asset value per common share at period end	$9.79	$9.66

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)
See Note 9 for a discussion of the Company's commitments and contingencies.

(3)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$50,967	$17,943
Fee income	5,589	2,968

Total investment income	56,556	20,911

Operating expenses
Management fees	12,867	4,711
Capital gains incentive fees(1)	5,565	3,610
Subordinated income incentive fees(1)	4,610	753
Administrative services expenses	935	453
Share transfer agent fees	647	400
Accounting and administrative fees	266	140
Interest expense	4,337	1,242
Trustees' fees	281	200
Other general and administrative expenses	704	443

Total operating expenses	30,212	11,952

Net investment income before taxes	26,344	8,959
Income taxes	56	—

Net investment income	26,288	8,959

Realized and unrealized gain/loss
Net realized gain (loss) on investments	2,280	(339)
Net realized gain (loss) on total return swap(2)	—	2,919
Net realized gain (loss) on foreign currency	(538)	10
Net change in unrealized appreciation (depreciation) on investments	26,021	12,867
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	2,590
Net change in unrealized gain (loss) on foreign currency	81	(5)

Total net realized and unrealized gain (loss) on investments	27,844	18,042

Net increase (decrease) in net assets resulting from operations	$54,132	$27,001

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.29	$0.36

Weighted average shares outstanding	188,276,979	75,360,255

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operations
Net investment income	$26,288	$8,959
Net realized gain (loss) on investments, total return swap and foreign currency(1)	1,742	2,590
Net change in unrealized appreciation (depreciation) on investments	26,021	12,867
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	2,590
Net change in unrealized gain (loss) on foreign currency	81	(5)

Net increase (decrease) in net assets resulting from operations	54,132	27,001

Shareholder distributions(2)
Distributions from net investment income	(28,423)	(12,496)

Net decrease in net assets resulting from shareholder distributions	(28,423)	(12,496)

Capital share transactions
Issuance of common shares(3)	259,663	209,986
Reinvestment of shareholder distributions(3)	25,214	6,971
Repurchases of common shares(3)	(1,693)	(228)
Offering costs	(1,200)	(1,200)

Net increase in net assets resulting from capital share transactions	281,984	215,529

Total increase in net assets	307,693	230,034
Net assets at beginning of period	1,676,237	602,889

Net assets at end of period	$1,983,930	$832,923

Accumulated distributions in excess of net investment income(2)	$(10,081)	$(6,891)

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the three months ended March 31, 2014 and 2013.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$54,132	$27,001
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(344,971)	(178,209)
Paid-in-kind interest	(2,600)	—
Proceeds from sales and repayments of investments	103,983	35,892
Net realized (gain) loss on investments	(2,280)	339
Net change in unrealized (appreciation) depreciation on investments	(26,021)	(12,867)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	(2,590)
Accretion of discount	(1,746)	(399)
Amortization of deferred financing costs	391	167
(Increase) decrease in foreign currency	(5,236)	—
(Increase) decrease in due from counterparty	—	(19,400)
(Increase) decrease in receivable for investments sold and repaid	(893)	9,243
(Increase) decrease in interest receivable	(5,709)	(3,975)
(Increase) decrease in receivable due on total return swap(1)	—	(1,526)
(Increase) decrease in prepaid expenses and other assets	(107)	38
Increase (decrease) in payable for investments purchased	(31,714)	(11,624)
Increase (decrease) in management fees payable	2,116	1,540
Increase (decrease) in expense recoupment payable to sponsor(2)	—	(984)
Increase (decrease) in accrued capital gains incentive fees	2,708	2,752
Increase (decrease) in subordinated income incentive fees payable	(2,176)	753
Increase (decrease) in administrative services expense payable	769	216
Increase (decrease) in interest payable	(149)	43
Increase (decrease) in trustees' fees payable	50	200
Increase (decrease) in other accrued expenses and liabilities	456	458

Net cash used in operating activities	(258,997)	(152,932)

Cash flows from financing activities
Issuance of common shares	259,798	209,886
Reinvestment of shareholder distributions	25,214	6,971
Repurchases of common shares	(1,693)	(228)
Offering costs	(1,200)	(1,200)
Shareholder distributions	(39,123)	(11,258)
Borrowings under credit facilities(3)	20,000	2,000

Net cash provided by financing activities	262,996	206,171

Total increase (decrease) in cash	3,999	53,239
Cash at beginning of period	91,084	48,986

Cash at end of period	$95,083	$102,225

Supplemental disclosure
Excise taxes paid	$225	$—

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 4 for a discussion of expense recoupments paid by the Company to its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's credit facilities. During the three months ended March 31, 2014 and 2013, the Company paid $4,095 and $1,032, respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—39.4%
Allied Wireline Services, LLC		Service & Equipment	L+800	1.5%	2/28/19	$110,000	$108,174	$108,213
Alon USA Partners, L.P.	(g)(k)	Downstream	L+800	1.3%	11/26/18	4,115	4,270	4,269
AP Exhaust Acquisition, LLC	(h)	Service & Equipment	L+775	1.5%	1/16/21	15,000	15,000	15,000
Atlantic Power L.P.	(h)(j)(k)	Power	L+375	1.0%	2/24/21	5,780	5,723	5,806
Atlas Energy, L.P.	(g)(k)	Midstream	L+550	1.0%	7/31/19	5,528	5,478	5,687
Azure Midstream Energy LLC	(g)	Midstream	L+550	1.0%	11/15/18	13,331	13,143	13,481
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	17,750	17,750	17,794
BBH Operating LLC	(e)	Upstream	Prime+500	3.3%	2/26/15	12,250	12,250	12,281
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	3,431	2,980	2,994
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	56,569	49,127	49,356
BlackBrush TexStar L.P.	(f)(g)(h)	Midstream	L+650	1.3%	6/4/19	60,611	60,277	61,312
Boomerang Tube, LLC	(f)(g)	Service & Equipment	L+950	1.5%	10/11/17	19,370	19,192	18,885
Brock Holdings III, Inc.	(g)	Service & Equipment	L+450	1.5%	3/16/17	2,446	2,476	2,464
Buffalo Gulf Coast Terminals LLC	(g)	Midstream	L+400	1.3%	10/31/17	6,537	6,648	6,602
Crestwood Holdings LLC	(g)(h)	Midstream	L+600	1.0%	6/19/19	33,511	33,695	34,161
EP Acquisition LLC		Upstream	Prime+500	3.3%	3/31/15	750	750	752
FR Dixie Acquisition Corp.	(g)	Service & Equipment	L+475	1.0%	12/18/20	5,250	5,224	5,299
FR Utility Services LLC	(g)	Service & Equipment	L+575	1.0%	10/18/19	12,469	12,363	12,547
Harvey Gulf International Marine, LLC	(g)	Service & Equipment	L+450	1.0%	6/18/20	7,950	7,855	7,976
Hudson Products Holdings Inc.	(g)	Service & Equipment	L+400	1.0%	3/15/19	8,807	8,785	8,873
Larchmont Resources, LLC	(g)(h)(j)	Upstream	L+725	1.0%	8/7/19	21,532	21,535	21,962
MB Precision Holdings LLC	(h)	Service & Equipment	L+725	1.3%	1/23/20	13,466	13,466	13,466
McJunkin Red Man Corp.	(g)(k)	Service & Equipment	L+400	1.0%	11/8/19	5,782	5,782	5,865
Moxie Liberty LLC	(g)(h)	Power	L+650	1.0%	8/21/20	27,432	27,420	28,187
Moxie Patriot LLC	(j)	Power	L+575	1.0%	12/19/20	2,000	2,045	2,045
NES Global Talent Finance US LLC	(g)(h)(k)	Service & Equipment	L+550	1.0%	10/3/19	17,888	17,652	17,932
Panda Sherman Power, LLC	(f)(g)	Power	L+750	1.5%	9/14/18	10,909	11,093	11,236
Panda Temple Power, LLC (TLA)		Power	L+700	1.5%	7/17/18	16,200	15,990	16,635
Panda Temple Power, LLC (TLB)	(g)(h)	Power	L+1000	1.5%	7/17/18	40,000	39,363	41,000
Panda Temple Power II, LLC	(g)(h)	Power	L+600	1.3%	4/3/19	18,809	19,194	19,350
PeroxyChem LLC	(h)	Service & Equipment	L+650	1.0%	2/28/20	14,000	13,836	14,070
ProPetro Services, Inc.	(g)(h)	Service & Equipment	L+625	1.0%	9/30/19	8,775	8,726	8,906
San Pedro Development, LLC		Upstream	Prime+400		6/30/15	21,200	17,685	18,868

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sandy Creek Energy Associates, L.P.	(g)(h)	Power	L+400	1.0%	11/9/20	$15,545	$15,470	$15,575
Sprint Industrial Holdings LLC	(h)	Service & Equipment	L+575	1.3%	11/14/19	13,041	13,027	13,139
Stallion Oilfield Holdings, Inc.	(f)(g)(h)(j)	Service & Equipment	L+675	1.3%	6/19/18	64,033	63,901	65,593
Swift Worldwide Resources US Holdings Corp.	(h)	Service & Equipment	L+800	1.3%	4/30/19	60,112	60,112	61,314
Total Safety U.S., Inc.	(g)(h)	Service & Equipment	L+450	1.3%	3/13/20	12,825	13,011	12,890
TPF II LC, LLC	(g)(h)	Power	L+550	1.0%	8/21/19	17,865	17,892	18,178
Wastequip, LLC	(g)	Service & Equipment	L+450	1.0%	8/9/19	8,749	8,778	8,837
Westway Group, LLC	(g)	Service & Equipment	L+350	1.0%	2/27/20	8,910	9,003	8,960
Willbros Group, Inc.	(g)(h)(k)	Service & Equipment	L+975	1.3%	8/7/19	24,647	23,898	24,966

Total Senior Secured Loans—First Lien							830,039	842,726
Unfunded Loan Commitments							(61,377)	(61,377)

Net Senior Secured Loans—First Lien							768,662	781,349

Senior Secured Loans—Second Lien—34.3%
American Energy—Utica, LLC	(h)	Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	117,670	117,670	117,670
American Energy—Utica, LLC	(e)	Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	81,010	81,010	81,010
Ameriforge Group Inc.	(f)(h)	Service & Equipment	L+750	1.3%	12/21/20	30,950	31,486	31,801
Brock Holdings III, Inc.	(f)(h)	Service & Equipment	L+450	1.5%	3/16/18	33,605	33,862	34,130
Citrus Energy Appalachia, LLC	(g)	Upstream	L+850	1.3%	7/26/18	56,717	55,203	56,716
Consolidated Precision Products Corp.	(f)(g)(h)	Service & Equipment	L+775	1.0%	4/30/21	33,500	33,341	34,044
Drew Marine Group Inc.	(h)(k)	Service & Equipment	L+700	1.0%	5/19/21	10,000	9,976	10,100
Filtration Group Corp.	(g)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,606	2,696
Horn Intermediate Holdings, Inc.		Service & Equipment	L+775	1.3%	10/2/18	67,500	67,500	68,175
Oxbow Carbon LLC	(h)	Midstream	L+700	1.0%	1/19/20	15,000	14,862	15,375
P2 Upstream Acquisition Co.	(f)(h)(j)	Service & Equipment	L+800	1.0%	4/30/21	27,842	28,085	28,416
Power Buyer, LLC	(g)	Service & Equipment	L+725	1.0%	11/6/20	3,500	3,531	3,478
Rice Drilling B LLC	(h)(k)	Upstream	L+725	1.3%	10/25/18	52,827	52,257	53,949
Sabine Oil & Gas LLC	(f)(g)	Upstream	L+750	1.3%	12/31/18	12,660	12,893	12,858
Teine Energy Ltd.	(j)(k)	Upstream	L+625	1.3%	5/17/19	17,962	18,114	18,231
Templar Energy LLC	(f)	Upstream	L+700	1.0%	11/25/20	76,923	75,437	77,837
Total Safety U.S., Inc.	(g)(h)	Service & Equipment	L+450	1.3%	9/13/20	12,805	13,087	12,901
UTEX Industries, Inc.	(g)(h)	Service & Equipment	L+750	1.3%	4/10/21	31,046	31,306	31,512
Vantage Energy, LLC	(j)	Upstream	L+750	1.0%	12/20/18	30,623	30,400	30,891
WildHorse Resources, LLC	(g)	Upstream	L+625	1.3%	12/13/18	38,593	37,924	39,365

Total Senior Secured Loans—Second Lien							750,550	761,155
Unfunded Loan Commitments							(81,010)	(81,010)

Net Senior Secured Loans—Second Lien							669,540	680,145

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Bonds—6.3%
Erickson Air-Crane Inc.	(f)(i)(k)	Service & Equipment	8.3%		5/1/20		$20,725	$21,326	$21,917
FourPoint Energy, LLC		Upstream	8.5%		12/31/20		49,500	40,473	40,590
Gastar Exploration USA, Inc.	(i)(k)	Upstream	8.6%		5/15/18		22,000	21,466	22,648
Globe Luxembourg SCA	(f)(k)	Service & Equipment	9.6%		5/1/18		10,000	9,655	10,874
Murray Energy Corp.	(f)	Upstream	8.6%		6/15/21		4,000	4,000	4,229
Permian Tank & Manufacturing, Inc.	(g)	Service & Equipment	10.5%		1/15/18		4,000	4,086	4,075
Prince Mineral Holding Corp.	(i)	Service & Equipment	11.5%		12/15/19		16,500	18,053	18,563
Ryerson Inc.	(f)(g)	Service & Equipment	9.0%		10/15/17		2,300	2,378	2,493

Total Senior Secured Bonds								121,437	125,389

Subordinated Debt—43.0%
Alta Mesa Holdings, L.P.	(f)	Upstream	9.6%		10/15/18		36,616	36,543	39,505
Atlas Energy Holdings Operating Co., LLC	(i)(k)	Upstream	7.8%		1/15/21		17,800	16,928	18,607
Atlas Energy Holdings Operating Co., LLC	(i)(k)	Upstream	9.3%		8/15/21		2,563	2,772	2,806
Aurora USA Oil & Gas, Inc.	(i)(k)	Upstream	9.9%		2/15/17		15,250	15,669	16,910
BOE Intermediate Holding Corp.	(i)	Service & Equipment	9.8% PIK (9.8% Max PIK)		11/1/17		3,398	3,370	3,704
Brand Energy & Infrastructure Services, Inc.	(f)(i)	Service & Equipment	8.5%		12/1/21		25,000	25,000	26,500
BreitBurn Energy Partners L.P.	(i)(k)	Upstream	7.9%		4/15/22		3,500	3,508	3,820
Calumet Specialty Products Partners, L.P.	(k)	Downstream	6.5%		4/15/21		5,250	5,250	5,280
Chaparral Energy Inc.	(f)	Upstream	8.3%		9/1/21		2,000	2,057	2,190
Chaparral Energy Inc.	(f)(g)	Upstream	7.6%		11/15/22		15,225	16,328	16,437
CHC Helicopter S.A.	(f)(i)(k)	Service & Equipment	9.4%		6/1/21		12,500	12,721	13,363
Clayton Williams Energy, Inc.	(i)(k)	Upstream	7.8%		4/1/19		9,300	9,287	9,942
Comstock Resources, Inc.	(f)(k)	Upstream	9.5%		6/15/20		5,000	4,802	5,721
Crestwood Midstream Partners L.P.	(i)(k)	Midstream	6.1%		3/1/22		5,500	5,500	5,742
Crew Energy Inc.	(i)(k)(p)	Upstream	8.4%		10/21/20	C$	12,000	11,510	11,453
CrownRock, L.P.	(f)	Upstream	7.1%		4/15/21		$50,000	50,000	52,473
Diamondback Energy, Inc.	(i)(k)	Upstream	7.6%		10/1/21		5,500	5,500	5,950
Energy XXI Gulf Coast, Inc.	(i)	Upstream	7.5%		12/15/21		4,000	3,982	4,195
EP Energy LLC	(f)(k)	Upstream	7.8%		9/1/22		6,600	6,622	7,402
Era Group Inc.	(f)(k)	Service & Equipment	7.8%		12/15/22		7,750	7,630	8,215
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20		19,250	19,843	22,347
Global Partners L.P.	(k)	Midstream	8.0%		2/14/18		70,000	68,288	70,613
Global Partners L.P.	(k)	Midstream	7.8%		12/23/18		40,000	40,000	40,000
Hercules Offshore, Inc.	(f)(k)	Service & Equipment	8.8%		7/15/21		3,900	3,900	4,268
Hercules Offshore, Inc.	(f)(k)	Service & Equipment	7.5%		10/1/21		5,000	5,000	5,074

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hercules Offshore, Inc.	(i)(k)	Service & Equipment	6.8%		4/1/22	$5,000	$5,000	$4,875
Jones Energy, Inc.	(i)(j)	Upstream	6.8%		4/1/22	17,000	17,000	17,382
The Kenan Advantage Group, Inc.	(f)(i)	Service & Equipment	8.4%		12/15/18	18,000	18,519	19,305
Legacy Reserves L.P.	(f)(k)	Upstream	6.6%		12/1/21	9,600	9,457	9,634
Legacy Reserves L.P.	(f)(k)	Upstream	8.0%		12/1/20	16,750	16,431	17,776
Lightstream Resources Ltd.	(i)(k)	Upstream	8.6%		2/1/20	35,695	35,958	35,995
Martin Midstream Partners L.P.	(f)(k)	Midstream	7.3%		2/15/21	3,000	3,000	3,129
Memorial Production Partners L.P.	(i)(k)	Upstream	7.6%		5/1/21	7,000	6,800	7,419
Memorial Resource Development LLC	(i)	Upstream	10.8% PIK (10.8% Max PIK)		12/15/18	13,300	13,042	13,832
Parsley Energy, LLC		Upstream	7.5%		2/15/22	1,550	1,550	1,639
Pinnacle Operating Corp.	(i)	Service & Equipment	9.0%		11/15/20	2,500	2,500	2,694
QR Energy, L.P.	(f)(i)(k)	Upstream	9.3%		8/1/20	25,030	25,583	27,045
Resolute Energy Corp.	(i)(k)	Upstream	8.5%		5/1/20	6,230	6,586	6,561
Rex Energy Corp.	(i)(k)	Upstream	8.9%		12/1/20	14,000	14,010	15,471
RKI Exploration & Production, LLC	(f)	Upstream	8.5%		8/1/21	34,100	34,123	36,999
Samson Investment Co.	(f)	Upstream	9.8%		2/15/20	23,000	23,028	25,130
Sanchez Energy Corp.	(i)(k)	Upstream	7.8%		6/15/21	14,500	14,243	15,535
SemGroup Corp.	(f)(k)	Midstream	7.5%		6/15/21	9,400	9,400	10,197
Sidewinder Drilling Inc.	(i)	Service & Equipment	9.8%		11/15/19	21,500	21,593	21,305
Summit Midstream Holdings, LLC	(f)(k)	Midstream	7.5%		7/1/21	1,000	1,000	1,074
Swift Energy Co.	(f)(i)(j)(k)	Upstream	7.9%		3/1/22	15,000	15,038	15,023
Talos Production LLC	(f)(i)	Upstream	9.8%		2/15/18	43,250	43,276	45,715
Tenrgys, LLC		Upstream	L+900	2.5%	12/23/18	75,000	75,000	75,750
Tervita Corp.	(i)(k)	Service & Equipment	10.9%		2/15/18	7,500	7,278	7,556
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	11,800	12,048	12,833

Total Subordinated Debt							813,473	852,391

			Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—6.8%(l)
Allied Downhole Technologies, LLC, Common Equity	(m)(n)	Service & Equipment	6,600,000	$6,600	$6,600
Allied Downhole Technologies, LLC, Warrants	(m)(n)	Service & Equipment	5,344,680	1,865	2,352
American Energy Ohio Holdings, LLC, Common Equity	(n)(o)	Upstream	11,347,053	11,347	11,347
AP Exhaust Holdings, LLC, Common Equity	(m)(n)	Service & Equipment	811	811	811
BBH Operating LLC, Common Equity	(n)(p)	Upstream	1,000	1,000	1,060
BL Sand Hills Unit, L.P., Net Profits Interest	(n)(q)	Upstream	N/A	395	425
BL Sand Hills Unit, L.P. Overriding Royalty Interest	(n)(q)	Upstream	N/A	56	59

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Fortune Creek Co-Invest I L.P., LP Interest	(k)(r)	Midstream	N/A	$17,513	$17,427
FourPoint Energy, LLC, Common Equity	(m)(n)	Upstream	12,374	8,176	12,374
MB Precision Holdings LLC, Common Equity	(n)	Service & Equipment	450,000	450	450
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	23,573	25,594
Plains Offshore Operations Inc., Warrants	(f)(n)	Upstream	427,005	689	1,196
San Pedro Development, LLC, Net Profits Interest	(n)(s)	Upstream	N/A	3,515	4,339
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(n)(t)	Service & Equipment	3,750,000	6,029	8,128
Synergy Offshore LLC, Preferred Equity	(u)	Upstream	40,000	42,437	42,400

Total Equity/Other				124,456	134,562

TOTAL INVESTMENTS—129.8%				$2,497,568	2,573,836

LIABILITIES IN EXCESS OF OTHER ASSETS—(29.8%)					(589,906)

NET ASSETS—100.0%					$1,983,930

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2014, the three-month London Interbank Offered Rate was 0.23% and the U.S. Prime Lending Rate was 3.25%.
(c)
Denominated in U.S. dollars, unless otherwise noted.
(d)
Fair value determined by the Company's board of trustees (see Note 7).
(e)
Security is an unfunded loan commitment.
(f)
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
(h)
Security or portion thereof held within Energy Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis, New York Branch (see Note 8).
(i)
Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc. (see Note 8).
(j)
Position or portion thereof unsettled as of March 31, 2014.
(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of March 31, 2014, 76.4% of the Company's total assets represented qualifying assets.
(l)
Listed investments may be treated as debt for GAAP or tax purposes.
(m)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(n)
Security is non-income producing.
(o)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(p)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(q)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(r)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2014.
(s)
Security held within EP San Pedro Investments, LLC, a wholly-owned subsidiary of the Company.
(t)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2014.
(u)
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

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sprint Industrial Holdings LLC	(f)	Service & Equipment	L+575	1.3%	11/14/19	$13,074	$13,059	$13,237
Stallion Oilfield Holdings, Inc.	(d)(e)(f)(h)	Service & Equipment	L+675	1.3%	6/19/18	63,711	63,521	65,145
Swift Worldwide Resources US Holdings Corp.		Service & Equipment	L+800	1.3%	4/30/19	60,263	60,263	60,263
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+450	1.3%	3/13/20	12,858	13,050	12,914
TPF II LC, LLC	(e)(f)	Power	L+550	1.0%	8/21/19	17,910	17,938	18,268
Wastequip, LLC	(e)	Service & Equipment	L+450	1.0%	8/9/19	8,771	8,801	8,859
Westway Group, LLC	(e)	Service & Equipment	L+400	1.0%	2/27/20	8,933	9,030	8,994
Willbros Group, Inc.	(e)(f)(i)	Service & Equipment	L+975	1.3%	8/7/19	24,938	24,155	25,312

Total Senior Secured Loans—First Lien							686,476	697,068
Unfunded Loan Commitments							(62,149)	(62,149)

Net Senior Secured Loans—First Lien							624,327	634,919

Senior Secured Loans—Second Lien—40.8%
American Energy—Utica, LLC	(f)	Upstream	L+475, 4.8% PIK	1.5%	9/30/18	116,057	116,057	116,057
Ameriforge Group Inc.	(d)(f)(h)	Service & Equipment	L+750	1.3%	12/21/20	27,950	28,403	28,579
Brock Holdings III, Inc.	(d)(f)(h)	Service & Equipment	L+825	1.8%	3/16/18	33,605	33,874	34,235
Citrus Energy Appalachia, LLC	(e)(h)	Upstream	L+850	1.3%	7/26/18	56,829	55,249	56,687
Consolidated Precision Products Corp.	(d)(e)(f)	Service & Equipment	L+775	1.0%	4/30/21	33,500	33,337	34,170
Drew Marine Group Inc.	(f)(i)	Service & Equipment	L+700	1.0%	5/19/21	10,000	9,975	10,075
Filtration Group Corp.	(e)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,606	2,697
Horn Intermediate Holdings, Inc.		Service & Equipment	L+775	1.3%	10/2/18	67,500	67,500	68,175
Oxbow Carbon LLC	(f)	Midstream	L+700	1.0%	1/19/20	15,000	14,858	15,309
P2 Upstream Acquisition Co.	(f)	Service & Equipment	L+800	1.0%	4/30/21	21,409	21,511	21,837
Power Buyer, LLC	(e)(f)	Service & Equipment	L+725	1.0%	11/6/20	7,500	7,495	7,388
Rice Drilling B LLC	(f)	Upstream	L+725	1.3%	10/25/18	59,960	59,270	61,309
Sabine Oil & Gas LLC	(d)(e)	Upstream	L+750	1.3%	12/31/18	12,660	12,903	12,818
Teine Energy Ltd.	(h)(i)	Upstream	L+625	1.3%	5/17/19	19,007	19,076	19,292
Templar Energy LLC	(d)	Upstream	L+700	1.0%	11/25/20	76,923	75,396	77,356
TNT Crane & Rigging, Inc.		Service & Equipment	L+900	1.0%	11/27/21	1,500	1,381	1,448
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+800	1.3%	9/13/20	12,805	13,095	12,966

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
UTEX Industries, Inc.	(e)(f)(h)	Service & Equipment	L+750	1.3%	4/10/21	$31,046	$31,313	$31,822
Vantage Energy, LLC	(h)	Upstream	L+750	1.0%	12/20/18	27,692	27,415	27,692
WildHorse Resources, LLC	(e)	Upstream	L+625	1.3%	12/13/18	43,593	42,798	43,811

Total Senior Secured Loans—Second Lien							673,512	683,723

Senior Secured Bonds—4.9%
Erickson Air-Crane Inc.	(d)(i)	Service & Equipment	8.3%		5/1/20	10,875	10,919	11,283
Gastar Exploration USA, Inc.	(g)(i)	Upstream	8.6%		5/15/18	22,000	21,439	21,850
Globe Luxembourg SCA	(d)(i)	Service & Equipment	9.6%		5/1/18	10,000	9,637	10,469
Iracore International Holdings, Inc.	(g)	Service & Equipment	9.5%		6/1/18	9,500	9,702	10,077
Murray Energy Corp.	(d)	Upstream	8.6%		6/15/21	4,000	4,000	4,147
Permian Tank & Manufacturing, Inc.	(e)	Service & Equipment	10.5%		1/15/18	4,000	4,091	3,981
Prince Mineral Holding Corp.		Service & Equipment	11.5%		12/15/19	6,500	6,757	7,215
Ryerson Inc.	(d)(e)	Service & Equipment	9.0%		10/15/17	3,300	3,465	3,506
Shale-Inland Holdings, LLC	(e)(f)	Service & Equipment	8.8%		11/15/19	9,550	9,543	9,956

Total Senior Secured Bonds							79,553	82,484

Subordinated Debt—47.1%
Abengoa Finance, S.A.U.	(g)(i)	Service & Equipment	7.8%		2/1/20	2,500	2,500	2,606
Alta Mesa Holdings, L.P.	(d)	Upstream	9.6%		10/15/18	42,616	42,580	45,792
Atlas Energy Holdings Operating Co., LLC	(g)(i)	Upstream	7.8%		1/15/21	16,800	15,878	16,037
Aurora USA Oil & Gas, Inc.	(g)(i)	Upstream	9.9%		2/15/17	15,250	15,702	16,433
BOE Intermediate Holding Corp.	(g)	Service & Equipment	9.8% PIK		11/1/17	3,398	3,369	3,559
Brand Energy & Infrastructure Services, Inc.	(d)(g)	Service & Equipment	8.5%		12/1/21	25,000	25,000	25,500
BreitBurn Energy Partners L.P.	(g)(i)	Upstream	7.9%		4/15/22	3,500	3,508	3,654
Chaparral Energy Inc.	(d)	Upstream	8.3%		9/1/21	2,000	2,059	2,178
Chaparral Energy Inc.	(d)(e)	Upstream	7.6%		11/15/22	15,225	16,352	16,331
CHC Helicopter S.A.	(d)(g)(i)	Service & Equipment	9.4%		6/1/21	12,500	12,727	12,754
Clayton Williams Energy, Inc.	(g)(i)	Upstream	7.8%		4/1/19	9,300	9,286	9,617
Comstock Resources, Inc.	(d)(i)	Upstream	9.5%		6/15/20	5,000	4,797	5,610
Crestwood Midstream Partners L.P.	(g)(i)	Midstream	6.1%		3/1/22	5,500	5,500	5,640

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)		Amortized Cost	Fair Value(c)
Crew Energy Inc.	(g)(i)	Upstream	8.4%		10/21/20	C$	10,000	$9,615	$9,566
CrownRock, L.P.	(d)	Upstream	7.1%		4/15/21		$50,000	50,000	49,712
Diamondback Energy, Inc.	(g)(i)	Upstream	7.6%		10/1/21		5,500	5,500	5,801
Energy XXI Gulf Coast, Inc.	(g)	Upstream	7.5%		12/15/21		4,000	3,981	4,188
EP Energy LLC	(d)	Upstream	7.8%		9/1/22		6,600	6,622	7,417
EPE Holdings LLC	(d)	Upstream	8.9% PIK		12/15/17		6,535	6,510	6,805
Era Group Inc.	(d)(i)	Service & Equipment	7.8%		12/15/22		7,750	7,628	8,060
Everest Acquisition LLC	(d)	Upstream	9.4%		5/1/20		19,250	19,863	22,402
Global Partners L.P.	(i)	Midstream	8.0%		2/14/18		70,000	68,197	70,613
Global Partners L.P.	(i)	Midstream	7.8%		12/23/18		40,000	40,000	40,000
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	8.8%		7/15/21		3,900	3,900	4,293
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	7.5%		10/1/21		5,000	5,000	5,299
The Kenan Advantage Group, Inc.	(d)(g)	Service & Equipment	8.4%		12/15/18		18,000	18,542	19,035
Legacy Reserves L.P.	(d)(i)	Upstream	6.6%		12/1/21		9,600	9,454	9,287
Legacy Reserves L.P.	(d)(i)	Upstream	8.0%		12/1/20		16,750	16,424	17,306
Martin Midstream Partners L.P.	(d)(i)	Midstream	7.3%		2/15/21		3,000	3,000	3,075
Memorial Production Partners L.P.	(g)(i)	Upstream	7.6%		5/1/21		7,000	6,794	7,211
Memorial Resource Development LLC	(g)	Upstream	10.8% PIK		12/15/18		13,300	13,034	13,300
PetroBakken Energy Ltd.	(g)(i)	Upstream	8.6%		2/1/20		31,295	31,424	31,737
Pinnacle Operating Corp.	(g)	Service & Equipment	9.0%		11/15/20		2,500	2,500	2,656
QR Energy, L.P.	(d)(g)(i)	Upstream	9.3%		8/1/20		25,030	25,602	26,066
Rex Energy Corp.	(g)(i)	Upstream	8.9%		12/1/20		14,000	14,011	15,330
RKI Exploration & Production, LLC	(d)	Upstream	8.5%		8/1/21		34,100	34,124	36,096
Samson Investment Co.	(d)(h)	Upstream	9.8%		2/15/20		23,000	23,029	25,137
Sanchez Energy Corp.	(g)(i)	Upstream	7.8%		6/15/21		14,500	14,238	14,892
SemGroup Corp.	(d)(i)	Midstream	7.5%		6/15/21		9,400	9,400	9,955
Sidewinder Drilling Inc.		Service & Equipment	9.8%		11/15/19		21,500	21,596	19,028
Summit Midstream Holdings, LLC	(d)(i)	Midstream	7.5%		7/1/21		1,000	1,000	1,050
Talos Production LLC	(d)(g)	Upstream	9.8%		2/15/18		40,250	40,091	41,256
Tenrgys, LLC		Upstream	L+900	2.5%	12/23/18		75,000	75,000	75,000
Tervita Corp.	(g)(i)	Service & Equipment	10.9%		2/15/18		10,000	9,689	10,175
Zachry Holdings, Inc.	(d)	Service & Equipment	7.5%		2/1/20		11,800	12,057	12,375

Total Subordinated Debt								767,083	789,834

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
(i)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of December 31, 2013, 78.3% of the Company's total assets represented qualifying assets.
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of its common shares of beneficial interest, or common shares, in its continuous public offering to persons who were not affiliated with the Company or the Company's investment adviser, FS Investment Advisor, LLC, or FS Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2014, the Company had four wholly-owned financing subsidiaries and six wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Capital Gains Incentive Fee:    The Company has entered into an investment advisory and administrative services agreement with FS Advisor, dated as of April 28, 2011, which was amended on August 10, 2012, and which, as amended, is referred to herein as the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

        In addition, the Company historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which was terminated on May 24, 2013), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should "look through" the TRS in calculating its capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of June 30, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology.

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

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2014. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	26,640,958	$285,620	22,205,144	$229,963
Reinvestment of Distributions	2,585,121	25,214	738,729	6,971

Total Gross Proceeds	29,226,079	310,834	22,943,873	236,934
Commissions and Dealer Manager Fees	—	(25,957)	—	(19,977)

Net Proceeds to Company	29,226,079	284,877	22,943,873	216,957
Share Repurchase Program	(174,181)	(1,693)	(24,249)	(228)

Net Proceeds from Share Transactions	29,051,898	$283,184	22,919,624	$216,729

Status of Continuous Public Offering

        Since commencing its continuous public offering and through April 29, 2014, the Company has sold 209,156,046 common shares (as adjusted for share distributions) for gross proceeds of $2,172,373. As of April 29, 2014, the Company had raised total gross proceeds of $2,192,577, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the three months ended March 31, 2014 and 2013, the Company sold 29,226,079 and 22,943,873 common shares for gross proceeds of $310,834 and $236,934, respectively, at an average price per share of $10.64 and $10.33, respectively. The gross proceeds received during the three months ended March 31, 2014 and 2013 include reinvested shareholder distributions of $25,214 and $6,971, respectively, for which the Company issued 2,585,121 and 738,729 common shares, respectively. During the period from April 1, 2014 to April 29, 2014, the Company sold 8,280,592 common shares for gross proceeds of $89,499 at an average price per share of $10.81.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $25,957 and $19,977 for the three months ended March 31, 2014 and 2013, respectively.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the issuance of common shares under its distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. In months in which the Company repurchases common shares pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of common shares in its public offering. The Company's board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company's October 1, 2012 semi-monthly closing.

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693

        On April 2, 2014, the Company repurchased 158,723 common shares (representing 100% of common shares tendered for repurchase) at $9.81 per share for aggregate consideration totaling $1,557.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

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

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS Advisor will receive 20.0% of pre-incentive fee net investment income.

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

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees compares the total amount

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded certain of the Company's offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. During the three months ended March 31, 2014 and 2013, Franklin Square Holdings did not fund any of the Company's offering and organization costs, and the Company did not pay any reimbursements to FS Advisor and its affiliates for offering and organization costs previously funded.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2014 and 2013:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$12,867	$4,711
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$5,565	$3,610
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$4,610	$753
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$935	$453
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$5,038	$4,175

(1)
During the three months ended March 31, 2014 and 2013, $10,751 and $3,171, respectively, in base management fees were paid to FS Advisor. As of March 31, 2014, $12,867 in base management fees were payable to FS Advisor.

(2)
During the three months ended March 31, 2014 and 2013, the Company accrued capital gains incentive fees of $5,565 and $3,610, respectively, based on the performance of its portfolio, of which $4,596 and $2,861, respectively, was based on unrealized gains and $969 and $749, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FS Advisor $2,857 and $858 in capital gains incentive fees during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had accrued capital gains incentive fees of $16,558, of which $15,589 was based on unrealized gains and $969 was based on realized gains.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(3)
During the three months ended March 31, 2014 and 2013, $6,786 and $0, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of March 31, 2014, a subordinated incentive fee on income of $4,610 was payable to FS Advisor.

(4)
During the three months ended March 31, 2014 and 2013, $872 and $326, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $166 and $237, respectively, in administrative services expenses to FS Advisor during the three months ended March 31, 2014 and 2013.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of April 29, 2014, the Company has issued an aggregate of 3,504,922 common shares (as adjusted for share distributions) for aggregate gross proceeds of $31,621 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively, the Company's co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategies, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, it will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        During the three months ended March 31, 2014 and 2013, the Company did not accrue any reimbursements from Franklin Square Holdings. As of March 31, 2014 and December 31, 2013, the Company had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

become subject to repayment by the Company in the future. During the three months ended March 31, 2014 and 2013, the Company did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the three months ended March 31, 2013, the Company paid $984 in expense recoupments to Franklin Square Holdings. As of March 31, 2014, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the three months ended March 31, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1617	$12,496
Fiscal 2014
March 31, 2014	$0.1524	$28,423

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On March 12, 2014, the Company's board of trustees declared regular weekly cash distributions for April 2014 through June 2014, which have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.012793 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

        For a period of time following commencement of the Company's continuous public offering, substantial portions of the Company's distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company's distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company's investment

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

performance. No portion of the distributions paid during the three months ended March 31, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company's repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common shares during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	28,423	100%	12,496	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$28,423	100%	$12,496	100%

(1)
During the three months ended March 31, 2014 and 2013, 92.3% and 98.1%, respectively, of the Company's gross investment income was attributable to cash interest earned, 3.1% and 1.9%, respectively, was attributable to non-cash accretion of discount and 4.6% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the three months ended March 31, 2014 and 2013 was $30,092 and $13,608, respectively. As of March 31, 2014 and December 31, 2013, the Company had $14,411 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and, with

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

respect to the three months ended March 31, 2013, the inclusion of a portion of the periodic net settlement payments due on the Company's total return swap in tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
GAAP-basis net investment income	$26,288	$8,959
Income on limited partnership interest	(783)	(646)
Reversal of incentive fee accrual on unrealized gains	4,596	2,861
Reclassification of unamortized original issue discount	(40)	(213)
Tax-basis net investment income portion of total return swap payments	—	2,639
Other miscellaneous differences	31	8

Tax-basis net investment income	$30,092	$13,608

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

        The following table reflects the share distribution that the Company has declared on its common shares through March 31, 2014:

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        As of March 31, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income (income and short-term capital gains)	$10,834	$8,073
Distributable realized gains (long-term capital gains)	3,577	2,825
Distribution receivable on limited partnership interest	37	805
Incentive fee accrual on unrealized gains	(15,589)	(10,993)
Unamortized organization costs	(286)	(292)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	80,404	52,752

	$78,977	$53,170

(1)
As of March 31, 2014 and December 31, 2013, the gross unrealized appreciation on the Company's investments and gain on foreign currency was $82,088 and $57,499, respectively. As of March 31, 2014 and December 31, 2013, the gross unrealized depreciation on the Company's investments and loss on foreign currency was $1,684 and $4,747, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $2,493,484 and $2,247,420 as of March 31, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $80,404 and $52,752 as of March 31, 2014 and December 31, 2013, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$768,662	$781,349	30%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	669,540	680,145	27%	673,512	683,723	30%
Senior Secured Bonds	121,437	125,389	5%	79,553	82,484	4%
Subordinated Debt	813,473	852,391	33%	767,083	789,834	34%
Equity/Other	124,456	134,562	5%	105,479	109,241	5%

	$2,497,568	$2,573,836	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of March 31, 2014, the Company did not "control" and was not an "affiliate" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if it owned 5% or more of its voting securities.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014, the Company had three senior secured loan investments with aggregate unfunded commitments of $142,387 and four equity/other investments with aggregate unfunded commitments of $20,996. As of March 31, 2014, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P. net profits interest and overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2013, the Company had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P. net profits interest and overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,223,072	48%	$1,112,686	48%
Midstream	284,800	11%	288,414	13%
Downstream	9,549	0%	4,256	0%
Power	158,012	6%	159,433	7%
Service & Equipment	898,403	35%	735,412	32%

Total	$2,573,836	100%	$2,300,201	100%

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

        As of March 31, 2014 and December 31, 2013, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,573,836	2,300,201

	$2,573,836	$2,300,201

        The Company's investments as of March 31, 2014 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Ten senior secured loan investments, one senior secured bond investment and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

        The Company's investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value.

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

        The following is a reconciliation for the three months ended March 31, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2014
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$634,919	$683,723	$82,484	$789,834	$109,241	$2,300,201
Accretion of discount (amortization of premium)	134	134	134	29	1,315	1,746
Net realized gain (loss)	312	517	509	942	—	2,280
Net change in unrealized appreciation (depreciation)	2,095	394	1,021	16,167	6,344	26,021
Purchases	176,658	13,389	62,070	71,191	21,663	344,971
Paid-in-kind interest	—	1,614	—	—	986	2,600
Sales and redemptions	(32,769)	(19,626)	(20,829)	(25,772)	(4,987)	(103,983)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$781,349	$680,145	$125,389	$852,391	$134,562	$2,573,836

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,843	$1,191	$1,820	$18,397	$6,344	$30,595

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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of March 31, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at March 31, 2014(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$300,038	Market Comparables	Market Yield (%)	7.8% - 11.0%	9.6%
Senior Secured Loans—Second Lien	$266,855	Market Comparables	Market Yield (%)	8.5% - 11.3%	10.4%
Senior Secured Bonds	$40,590	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
Subordinated Debt	$186,363	Market Comparables	Market Yield (%)	7.5% - 11.5%	9.2%
Equity/Other	$134,562	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	5.8x - 8.5x	6.9x
			Production Multiples (Mmb/d)	$35,000.0 - $163,000.0	$47,323.6
			Proved Reserves Multiples (Mmboe)	$7.5 - $16.8	$14.5
			PV-10 Multiples (x)	0.3x - 1.9x	1.1x
		Discounted Cash Flow	Discount Rate (%)	10.3% - 33.0%	19.1%
		Option Valuation Model	Volatility (%)	47.5% - 52.5%	50.0%

(1)
The remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. As of March 31, 2014, $61,377 of the senior secured loans—first lien investments and $81,010 of the senior secured loans—second lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

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

(1)
Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of December 31, 2013, which were provided by an independent third-party pricing service and screened for validity by such service. One senior secured loan investment ($52,107), one subordinated debt investment ($75,000) and two equity/other investments ($451), all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value. As of December 31, 2013, $13,022 of the senior secured loans—first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

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

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of March 31, 2014. For additional information regarding these financing facilities, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate		Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%		$80,000	$120,000	December 24, 2014	(1)
Citibank Credit Facility	Revolving	L + 2.50%		$174,174	$826	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%		$240,000	—	June 24, 2014
Natixis Credit Facility	Revolving	CP + 2.25	%(2)	$150,000	—	July 11, 2023

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 2.40% per annum. Beginning in March 2014, borrowings under the Natixis credit facility accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

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

        Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Berwyn Funding is required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the facility is not borrowed. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of March 31, 2014 and December 31, 2013, $80,000 and $60,000, respectively, was outstanding under the BNP facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $299 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the 270 day period following the closing date of the BNP facility. As of March 31, 2014, $176 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        For the three months ended March 31, 2014, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Three Months Ended March 31, 2014
Direct interest expense	$247
Non-usage fees	173
Amortization of deferred financing costs	99

Total interest expense	$519

Cash paid for interest expense(1)	$479
Average borrowings under the facility	$74,000
Effective interest rate on borrowings	1.33%
Weighted average interest rate (including the effect of non-usage fees)	2.27%

(1)
Interest under the BNP facility is paid monthly in arrears and commenced on January 2, 2014.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        Beginning on August 21, 2013, EP Funding became subject to a non-usage fee of 0.50% per annum to the extent that the aggregate principal amount available under the Citibank credit facility is not borrowed. Outstanding borrowings under the facility will be amortized beginning on November 24, 2014. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015.

        As of March 31, 2014 and December 31, 2013, $174,174 was outstanding under the Citibank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $377 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2014, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

Three Months Ended March 31, 2014
Direct interest expense	$1,178
Non-usage fees	1
Amortization of deferred financing costs	81

Total interest expense	$1,260

Cash paid for interest expense(1)	$1,195
Average borrowings under the facility	$174,174
Effective interest rate on borrowings	2.73%
Weighted average interest rate (including the effect of non-usage fees)	2.74%

(1)
Interest under the Citibank credit facility is paid quarterly in arrears and commenced on November 12, 2013.

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

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the commitments under the facility bearing interest at the rate of LIBOR plus 1.80% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

        As of March 31, 2014 and December 31, 2013, $240,000 was outstanding under the Deutsche Bank credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,300 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $140 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2014 and 2013, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2014	2013
Direct interest expense	$1,219	$968
Non-usage fees	—	107
Amortization of deferred financing costs	148	167

Total interest expense	$1,367	$1,242

Cash paid for interest expense(1)	$1,275	$1,032
Average borrowings under the facility	$240,000	$186,543
Effective interest rate on borrowings	2.03%	2.07%
Weighted average interest rate (including the effect of non-usage fees)	2.03%	2.30%

(1)
Interest under the Deutsche Bank credit facility is paid quarterly in arrears.

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

        Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. Beginning in March 2014, borrowings under the Natixis credit facility accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum. Borrowings under the facility are subject to compliance with, among other things, an overcollateralization ratio test with respect to the current value of Energy Funding's portfolio, an interest coverage ratio test with respect to the payments due under the facility and eligibility criteria with respect to the initial acquisition of each debt security in Energy Funding's portfolio.

        Energy Funding is subject to a non-usage fee of 1.00% per annum to the extent that the aggregate principal amount available under the Natixis credit facility is not borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of March 31, 2014 and December 31, 2013, $150,000 was outstanding under the Natixis credit facility. The carrying amount of the amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $2,361 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        For the three months ended March 31, 2014, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

Three Months Ended March 31, 2014
Direct interest expense	$1,128
Amortization of deferred financing costs	63

Total interest expense	$1,191

Cash paid for interest expense(1)	$1,146
Average borrowings under the facility	$150,000
Effective interest rate on borrowings	2.51%
Weighted average interest rate	3.01%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears and commenced on November 20, 2013.

        Borrowings of Energy Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 9. Commitments and Contingencies

        The Company enters into contracts that contain a variety of indemnification provisions. The Company's maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FS Advisor has reviewed the Company's existing contracts and expects the risk of loss to the Company to be remote.

        The Company is not currently subject to any material legal proceedings and, to the Company's knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company's rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material adverse effect upon its financial condition or results of operations.

        See Note 6 for a discussion of the Company's unfunded commitments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:
Net asset value, beginning of period	$9.66	$9.34
Results of operations(1)
Net investment income (loss)	0.14	0.58
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.15	0.36

Net increase (decrease) in net assets resulting from operations	0.29	0.94

Shareholder distributions(2)
Distributions from net investment income	(0.15)	(0.65)
Distributions from net realized gain on investments	—	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.15)	(0.66)

Capital share transactions
Issuance of common shares(3)	—	0.09
Repurchases of common shares(4)	—	—
Offering costs(1)	(0.01)	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	(0.01)	0.04

Net asset value, end of period	$9.79	$9.66

Shares outstanding, end of period	202,584,157	173,532,259

Total return(5)	2.90%	10.49%

Ratio/Supplemental Data:
Net assets, end of period	$1,983,930	$1,676,237

Ratio of net investment income to average net assets(6)	1.44%	6.04%
Ratio of total expenses to average net assets(6)	1.66%	5.89%
Portfolio turnover(7)	4.24%	53.26%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

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

Note 10. Financial Highlights (continued)

(4)
The per share impact of the Company's repurchases of common shares is a reduction to net asset value of less than $0.01 per share during the period.

(5)
The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

(6)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2014 are not annualized. The following is a schedule of supplemental ratios for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.31%	0.75%
Ratio of subordinated income incentive fees to average net assets	0.25%	0.69%
Ratio of interest expense to average net assets	0.24%	0.84%
Ratio of income and excise taxes to average net assets	0.00%	0.07%
(7)
Portfolio turnover for the three months ended March 31, 2014 is not annualized.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)

        The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us" and "our" refer to FS Energy and Power Fund.

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who were not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to guidelines set by FS Advisor.

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

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured specifically for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on May 24, 2013. We may, however, elect to utilize a total return swap in the future.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2013.

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

        During the three months ended March 31, 2014 and 2013, we did not accrue any reimbursements from Franklin Square Holdings. As of March 31, 2014 and December 31, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment by us in the future. During the three months ended March 31, 2014 and 2013, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the three months ended March 31, 2013, we paid $984 in expense recoupments to Franklin Square Holdings. As of March 31, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three Months Ended March 31, 2014 and for the Year Ended December 31, 2013

        During the three months ended March 31, 2014, we made investments in portfolio companies totaling $344,971. During the same period, we sold investments for proceeds of $83,529 and received principal repayments of $20,454. As of March 31, 2014, our investment portfolio, with a total fair value of $2,573,836, consisted of interests in 110 portfolio companies (30% in first lien senior secured loans, 27% in second lien senior secured loans, 5% in senior secured bonds, 33% in subordinated debt and 5% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $185.1 million. As of March 31, 2014, the investments in our portfolio were purchased at a weighted average price of 99.2% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 61.0% of our portfolio based on the fair value of our investments) was B3 based upon the ratings scale employed by Moody's Investors Service, Inc., or Moody's, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.8% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.012793 per share as of March 31, 2014 and our public offering price of $10.90 per share as of such date, the annualized distribution rate to shareholders as of March 31, 2014 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        Based on our regular weekly cash distribution rate of $0.012675 per share as of December 31, 2013 and our public offering price of $10.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2013 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2014 and the year ended December 31, 2013:

Net Investment Activity	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Purchases	$344,971	$2,295,602
Sales and Redemptions	(103,983)	(735,673)

Net Portfolio Activity	$240,988	$1,559,929

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$176,658	51%	$880,162	38%
Senior Secured Loans—Second Lien	13,389	4%	658,910	29%
Senior Secured Bonds	62,070	18%	80,924	3%
Subordinated Debt	71,191	21%	617,025	27%
Equity/Other	21,663	6%	58,581	3%

Total	$344,971	100%	$2,295,602	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$768,662	$781,349	30%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	669,540	680,145	27%	673,512	683,723	30%
Senior Secured Bonds	121,437	125,389	5%	79,553	82,484	4%
Subordinated Debt	813,473	852,391	33%	767,083	789,834	34%
Equity/Other	124,456	134,562	5%	105,479	109,241	5%

	$2,497,568	$2,573,836	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	March 31, 2014	December 31, 2013
Number of Portfolio Companies	110	104
% Variable Rate (based on fair value)	59.8%	60.5%
% Fixed Rate (based on fair value)	35.0%	34.7%
% Income Producing Equity or Other Investments (based on fair value)	3.3%	3.9%
% Non-Income Producing Equity or Other Investments (based on fair value)	1.9%	0.9%
Average Annual EBITDA of Portfolio Companies	$185,103	$185,816
Weighted Average Purchase Price of Investments (as a % of par or stated value)	99.2%	99.5%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.0%	8.9%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2014 and the year ended December 31, 2013:

New Direct Originations	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Total Commitments (including Unfunded Commitments)	$279,138	$625,627
Exited Investments (including partial paydowns)	(4,813)	(60,000)

Net Direct Originations	$274,325	$565,627

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$137,636	49%	$174,800	28%
Senior Secured Loans—Second Lien	81,010	29%	182,500	29%
Senior Secured Bonds	41,323	15%	—	—
Subordinated Debt	—	—	185,000	30%
Equity/Other	19,169	7%	83,327	13%

Total	$279,138	100%	$625,627	100%

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Average New Direct Origination Commitment Amount	$39,877	$56,875
Weighted Average Maturity for New Direct Originations	10/16/19	4/13/18
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.7%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	11.6%	9.5%

Characteristics of All Direct Originations held in Portfolio	March 31, 2014	December 31, 2013
Number of Portfolio Companies	15	11
Average Annual EBITDA of Portfolio Companies	$40,284	$42,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.7x	3.9x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	10.7%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	10.3%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$786,021	30%	$577,357	25%
Opportunistic	636,626	25%	648,496	28%
Broadly Syndicated/Other	1,151,189	45%	1,074,348	47%

Total	$2,573,836	100%	$2,300,201	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,223,072	48%	$1,112,686	48%
Midstream	284,800	11%	288,414	13%
Downstream	9,549	0%	4,256	0%
Power	158,012	6%	159,433	7%
Service & Equipment	898,403	35%	735,412	32%

Total	$2,573,836	100%	$2,300,201	100%

        As of March 31, 2014, we did not "control" and were not an "affiliate" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities and would be an "affiliate" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014, we had three senior secured loan investments with aggregate unfunded commitments of $142,387 and four equity/other investments with aggregate unfunded commitments of $20,996. As of March 31, 2014, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P. net profits interest and overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2013, we had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P. net profits interest and overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$77,731	3%	$76,865	3%
2	2,448,359	95%	2,160,052	94%
3	47,746	2%	63,284	3%
4	—	—	—	—
5	—	—	—	—

	$2,573,836	100%	$2,300,201	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

        We generated investment income of $56,556 and $20,911 for the three months ended March 31, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $52,210 and $20,512 of cash income earned as well as $4,346 and $399 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended March 31, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

        Our total expenses were $30,268 and $11,952 for the three months ended March 31, 2014 and 2013, respectively. Our expenses include base management fees attributed to FS Advisor of $12,867 and $4,711 for the three months ended March 31, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $935 and $453 for the three months ended March 31, 2014 and 2013, respectively.

        FS Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2014 and 2013, we accrued subordinated incentive fees on income of $4,610 and $753, respectively, based on the performance of our portfolio. During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $5,565 and $3,610, respectively based on the performance of our portfolio, of which $4,596 and $2,861, respectively, was based on unrealized gains and $969 and $749, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $4,337 and $1,242 for the three months ended March 31, 2014 and 2013, respectively, in connection with our credit facilities. For the three months ended March 31, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $266 and $140, respectively, and fees and expenses incurred with our share transfer agent totaled $647 and $400, respectively. Fees for our board of trustees were $281 and $200 for the three months ended March 31, 2014 and 2013, respectively.

        Our other general and administrative expenses totaled $704 and $443 for the three months ended March 31, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended March 31,
	2014	2013
Expenses associated with our independent audit and related fees	$94	$75
Compensation of our chief compliance officer	20	10
Legal fees	243	200
Printing fees	89	14
Insurance expense	56	29
Other	202	115

Total	$704	$443

        We generally expect our total expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the three months ended March 31, 2014 and 2013, the ratio of our total expenses to our average net assets was 1.66% and 1.68% respectively. During the three months ended March 31, 2014 and 2013, our ratio of total expenses to average net assets included $4,337 and $1,242, respectively, related to interest expense, $10,175 and $4,363, respectively, related to accruals for incentive fees and $56 and $0, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 0.86% and 0.89% for the three months ended March 31, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the three months ended March 31, 2014 and 2013, we did not accrue any reimbursements from Franklin Square Holdings. As of March 31, 2014 and December 31, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. During the three months ended March 31, 2014 and 2013, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the three months ended March 31, 2013, we paid $984 in expense recoupments to Franklin Square Holdings. As of March 31, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $26,288 ($0.14 per share) and $8,959 ($0.12 per share) for the three months ended March 31, 2014 and 2013, respectively.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $83,529 and $20,454, respectively, during the three months ended March 31, 2014, from which we realized a net gain of $2,280. We realized a net loss of $538 from settlements on foreign currency during the three months ended March 31, 2014. We sold investments and received principal repayments of $1,810 and $34,082, respectively, during the three months ended March 31, 2013, from which we realized a net loss of $339. During the three months ended March 31, 2013, we earned $2,919 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net gain of $10 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended March 31, 2014 and 2013, the net change in unrealized appreciation (depreciation) on investments totaled $26,021 and $12,867, respectively, and the net change in unrealized gain (loss) on foreign currency was $81 and $(5), respectively. The net change in unrealized appreciation (depreciation) on our TRS for the three months ended March 31, 2013 was $2,590. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2014 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2013 was primarily driven by a continuation of the tightening of credit spreads that occurred during 2012.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended March 31, 2014 and 2013, the net increase (decrease) in net assets resulting from operations was $54,132 ($0.29 per share) and $27,001 ($0.36 per share), respectively.

Financial Condition, Liquidity and Capital Resources

        As of March 31, 2014, we had $100,319 in cash and foreign currency, which are each held in a custodial account, and $120,826 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of March 31, 2014:

Facility	Type of Facility	Rate		Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%		$80,000	$120,000	December 24, 2014	(1)
Citibank Credit Facility	Revolving	L + 2.50%		$174,174	$826	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%		$240,000	—	June 24, 2014
Natixis Credit Facility	Revolving	CP + 2.25%	(2)	$150,000	—	July 11, 2023

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. Beginning in March 2014, borrowings under the Natixis credit facility accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

        For additional information regarding our outstanding financing facilities as of March 31, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

        During the three months ended March 31, 2014, we sold 29,226,079 common shares for gross proceeds of $310,834 at an average price per share of $10.64. The gross proceeds received during the three months ended March 31, 2014 include reinvested shareholder distributions of $25,214, for which we issued 2,585,121 common shares. During the three months ended March 31, 2014, we also incurred offering costs of $1,200 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $25,957 for the three months ended March 31, 2014. These sales commissions and fees include $5,038 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through April 29, 2014, we have sold 209,156,046 common shares (as adjusted for share distributions) for gross proceeds of $2,172,373. As of April 29, 2014, we have raised total gross proceeds of $2,192,577, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of April 29, 2014, we have sold an aggregate of 3,504,922 common shares (as adjusted for share distributions) for aggregate gross proceeds of $31,621 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the three months ended March 31, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693

        On April 2, 2014, we repurchased 158,723 common shares (representing 100% of common shares tendered for repurchase) at $9.81 per share for aggregate consideration totaling $1,557.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of April 29, 2014, we have sold an aggregate of 3,504,922 common shares (as adjusted for share distributions) for aggregate gross proceeds of $31,621 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        We declared our first distribution on July 21, 2011. We authorize and declare ordinary cash distributions on a weekly basis, and pay such distributions on a monthly or quarterly basis, in each case subject to our board of trustees' discretion and applicable legal restrictions. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees.

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS

Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2014 and 2013 represented a return of capital.

        We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the three months ended March 31, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1617	$12,496
Fiscal 2014
March 31, 2014	$0.1524	$28,423

        On March 12, 2014, our board of trustees declared regular weekly cash distributions for April 2014 through June 2014, which have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.012793 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        We may fund our cash distributions to shareholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

        For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the three months ended March 31, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the three months ended March 31, 2013. During the three months ended March 31, 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common shares during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	28,423	100%	12,496	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$28,423	100%	$12,496	100%

(1)
During the three months ended March 31, 2014 and 2013, 92.3% and 98.1%, respectively, of our gross investment income was attributable to cash interest earned, 3.1% and 1.9%, respectively, was attributable to non-cash accretion of discount and 4.6% and 0.0%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the three months ended March 31, 2014 and 2013 was $30,092 and $13,608, respectively. As of March 31, 2014 and December 31, 2013, we had $14,411 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding share distributions declared on our common shares and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2014 and 2013.

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

        For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

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

        Our investments as of March 31, 2014 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Ten senior secured loan investments, one senior secured bond investment and three subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

        Our investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as our board of trustees determined that the cost of each such investment was the best indication of its fair value.

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

Capital Gains Incentive Fee

        Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which was terminated on May 24, 2013) as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FS Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the Staff informed us that it is their interpretation of the applicable language in the Advisers Act that we should "look through" the TRS in calculating our capital gains incentive fee. Under this "look through" methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FS Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FS Advisor with respect to realized gains. FS Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a "look through" basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FS Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a "look through" basis. As of June 30, 2013, the aggregate capital gains incentive fees paid to FS Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP were less than the fees which would have been payable in accordance with the "look through" methodology.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2014 and 2013, we incurred $12,867 and $4,711, respectively, in base management fees and $935 and $453, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended March 31, 2014 and 2013, we accrued subordinated incentive fees on income of $4,610 and $753, respectively, based on the performance of our portfolio and paid FS Advisor $6,786 and $0, respectively, in respect of such fees. As of March 31, 2014, a subordinated incentive fee on income of $4,610 was payable to FS Advisor. During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $5,565 and $3,610, respectively, based on the performance of our portfolio, of which $4,596 and $2,861, respectively, was based on unrealized gains and $969 and $749, respectively, was based on realized gains. We paid FS Advisor $2,857 and $858, respectively, in capital gains incentive fees during the three months ended March 31, 2014 and 2013. As of March 31, 2014, we had accrued $16,558 in capital gains incentive fees, of which $15,589 was based on unrealized gains and $969 was based on realized gains.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Citibank credit facility, the Deutsche Bank credit facility and the Natixis credit facility at March 31, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$80,000	$80,000	—	—	—
Citibank Credit Facility(2)	$174,174	$43,750	$130,424	—	—
Deutsche Bank Credit Facility(3)	$240,000	$240,000	—	—	—
Natixis Credit Facility(4)	$150,000	—	—	—	$150,000

(1)
At March 31, 2014, $120,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At March 31, 2014, $826 remained unused under the Citibank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015. Amounts due on the facility will begin to amortize on November 24, 2014.

(3)
At March 31, 2014, no amounts remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 24, 2014.

(4)
At March 31, 2014, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

        Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, we satisfied the minimum offering requirement. During the three months ended March 31, 2014 and 2013, Franklin Square Holdings did not fund any of our offering and organization costs, and we did not pay any reimbursements to FS Advisor and its affiliates for offering and organization costs previously funded.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2014 and 2013:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$12,867	$4,711
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$5,565	$3,610
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$4,610	$753
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$935	$453
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$5,038	$4,175

(1)
During the three months ended March 31, 2014 and 2013, $10,751 and $3,171, respectively, in base management fees were paid to FS Advisor. As of March 31, 2014, $12,867 of base management fees were payable to FS Advisor.

(2)
During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $5,565 and $3,610, respectively, based on the performance of our portfolio, of which $4,596 and $2,861, respectively, was based on unrealized gains and $969 and $749, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FS Advisor $2,857 and $858 in capital gains incentive fees during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had accrued capital gains incentive fees of $16,558, of which $15,589 was based on unrealized gains and $969 was based on realized gains.

(3)
During the three months ended March 31, 2014 and 2013, $6,786 and $0, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of March 31, 2014, a subordinated incentive fee on income of $4,610 was payable to FS Advisor.

(4)
During the three months ended March 31, 2014 and 2013, $872 and $326, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $166 and $237 in administrative services expenses to FS Advisor during the three months ended March 31, 2014 and 2013, respectively.

(5)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

        See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including potential conflicts of interest, our exemptive relief order and our expense reimbursement arrangement with Franklin Square Holdings.

Recent Developments

        During the period from April 1, 2014 to April 29, 2014, we sold 8,280,592 common shares for gross proceeds of $89,499 at an average price per share of $10.81.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, 59.8% of our portfolio investments (based on fair value) paid variable interest rates, 35.0% paid fixed interest rates, 3.3% were income producing equity or other investments and the remainder (1.9%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

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

        The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2014 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$—	$(1,610)	$1,610	0.8%
Current LIBOR	—	—	—	—
Up 100 basis points	1,103	6,442	(5,339)	(2.6)%
Up 300 basis points	28,780	19,325	9,455	4.7%
Up 500 basis points	58,392	32,209	26,183	12.9%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2014 and 2013, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13(a)-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) or 15(d)-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended March 31, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	174,181	$9.72	174,181	(1)
February 1 to February 28, 2014	—	—	—	—
March 1 to March 31, 2014	—	—	—	—

Total	174,181	$9.72	174,181	(1)

(1)
A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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
4.1
Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Energy and Power Fund's final prospectus filed on April 30, 2014 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)
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
10.5
Form of Follow-On Dealer Manager Agreement by and among FS Energy and Power Fund, FS Investment Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2(File No. 333-184407) filed on May 10, 2013.)
10.6
Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.7
Form of Follow-On Selected Dealer Agreement. (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement.) (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2(File No. 333-184407) filed on May 10, 2013.)
10.8
Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 14, 2011.)

10.9	Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
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
10.23
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.24
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
10.27
Investment Management Agreement, dated as of May 24, 2013, by and between the FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.28
Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Natixis, New York Branch, Wells Fargo Bank, National Association and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.29
Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.30
Collateral Management Agreement, dated as of July 11, 2013, by and between FS Energy and Power Fund and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.31
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)
10.32
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
10.34
Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.35
Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2014.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)