Form 10-Q
period 2014-06-30
FS Energy & Power Fund
filed 2014-08-13
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

        The issuer had 244,072,801 common shares of beneficial interest outstanding as of July 29, 2014.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$2,866,003 and $2,249,954, respectively)	$2,954,968	$2,300,201
Cash	142,571	91,084
Receivable for investments sold and repaid	22,680	8,306
Interest receivable	29,285	25,467
Receivable for common shares purchased	182	135
Deferred financing costs	3,471	3,445
Prepaid expenses and other assets	150	21

Total assets	$3,153,307	$2,428,659

Liabilities
Payable for investments purchased	$87,819	$81,509
Credit facilities payable	710,000	624,174
Shareholder distributions payable	—	10,700
Management fees payable	14,678	10,751
Accrued capital gains incentive fees(1)	19,573	13,850
Subordinated income incentive fees payable(1)	10,013	6,786
Administrative services expense payable	1,461	418
Interest payable	2,063	2,005
Trustees' fees payable	227	251
Other accrued expenses and liabilities	3,287	1,978

Total liabilities	849,121	752,422

Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 233,800,135 and 173,532,259 shares issued and outstanding, respectively	234	174
Capital in excess of par value	2,209,277	1,622,893
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(3)	15,082	10,898
Accumulated distributions in excess of net investment income(3)	(9,374)	(7,946)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	88,967	50,218

Total shareholders' equity	2,304,186	1,676,237

Total liabilities and shareholders' equity	$3,153,307	$2,428,659

Net asset value per common share at period end	$9.86	$9.66

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income
Interest income	$61,752	$23,245	$112,719	$41,188
Fee income	10,255	927	15,844	3,895

Total investment income	72,007	24,172	128,563	45,083

Operating expenses
Management fees	14,678	6,654	27,545	11,365
Capital gains incentive fees(1)	3,015	(1,621)	8,580	1,989
Subordinated income incentive fees(1)	10,013	—	14,623	753
Administrative services expenses	1,008	544	1,943	997
Share transfer agent fees	660	475	1,307	875
Accounting and administrative fees	288	168	554	308
Interest expense	4,096	1,415	8,433	2,657
Trustees' fees	135	199	416	399
Other general and administrative expenses	1,033	767	1,737	1,210

Total operating expenses	34,926	8,601	65,138	20,553
Income taxes	51	—	107	—

Total expenses	34,977	8,601	65,245	20,553

Net investment income	37,030	15,571	63,318	24,530

Realized and unrealized gain/loss
Net realized gain (loss) on investments	2,411	3,760	4,691	3,421
Net realized gain (loss) on total return swap(2)	—	9,817	—	12,736
Net realized gain (loss) on foreign currency	31	—	(507)	10
Net change in unrealized appreciation (depreciation) on investments	12,697	(15,946)	38,718	(3,079)
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	(5,731)	—	(3,141)
Net change in unrealized gain (loss) on foreign currency	(50)	(25)	31	(30)

Total net realized and unrealized gain/loss on investments	15,089	(8,125)	42,933	9,917

Net increase (decrease) in net assets resulting from operations	$52,119	$7,446	$106,251	$34,447

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.24	$0.07	$0.52	$0.39

Weighted average shares outstanding	219,030,100	100,028,169	203,738,493	87,762,307

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operations
Net investment income	$63,318	$24,530
Net realized gain (loss) on investments, total return swap and foreign currency(1)	4,184	16,167
Net change in unrealized appreciation (depreciation) on investments	38,718	(3,079)
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	(3,141)
Net change in unrealized gain (loss) on foreign currency	31	(30)

Net increase (decrease) in net assets resulting from operations	106,251	34,447

Shareholder distributions(2)
Distributions from net investment income	(64,746)	(29,182)

Net decrease in net assets resulting from shareholder distributions	(64,746)	(29,182)

Capital share transactions
Issuance of common shares(3)	544,468	443,853
Reinvestment of shareholder distributions(3)	48,357	16,554
Repurchases of common shares(3)	(3,250)	(1,017)
Offering costs	(3,131)	(2,400)

Net increase in net assets resulting from capital share transactions	586,444	456,990

Total increase in net assets	627,949	462,255
Net assets at beginning of period	1,676,237	602,889

Net assets at end of period	$2,304,186	$1,065,144

Accumulated distributions in excess of net investment income(2)	$(9,374)	$(8,006)

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the six months ended June 30, 2014 and 2013.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$106,251	$34,447
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,059,647)	(1,056,798)
Paid-in-kind interest	(6,206)	—
Proceeds from sales and repayments of investments	460,436	348,473
Net realized (gain) loss on investments	(4,691)	(3,421)
Net change in unrealized (appreciation) depreciation on investments	(38,718)	3,079
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	3,141
Accretion of discount	(5,941)	(1,332)
Amortization of deferred financing costs	824	369
(Increase) decrease in due from counterparty	—	56,876
(Increase) decrease in receivable for investments sold and repaid	(14,374)	(78,052)
(Increase) decrease in interest receivable	(3,818)	(12,306)
(Increase) decrease in receivable due on total return swap(1)	—	329
(Increase) decrease in prepaid expenses and other assets	(129)	87
Increase (decrease) in payable for investments purchased	6,310	144,530
Increase (decrease) in management fees payable	3,927	3,132
Increase (decrease) in expense recoupment payable to sponsor(2)	—	(1,083)
Increase (decrease) in accrued capital gains incentive fees	5,723	1,036
Increase (decrease) in subordinated income incentive fees payable	3,227	—
Increase (decrease) in administrative services expense payable	1,043	240
Increase (decrease) in interest payable	58	186
Increase (decrease) in trustees' fees payable	(24)	240
Increase (decrease) in other accrued expenses and liabilities	1,309	306

Net cash used in operating activities	(544,440)	(556,521)

Cash flows from financing activities
Issuance of common shares	544,421	443,894
Reinvestment of shareholder distributions	48,357	16,554
Repurchases of common shares	(3,250)	(1,017)
Offering costs	(3,131)	(2,400)
Shareholder distributions	(75,446)	(26,482)
Borrowings under credit facilities(3)	85,826	167,768
Deferred financing costs paid	(850)	(1,257)

Net cash provided by financing activities	595,927	597,060

Total increase (decrease) in cash	51,487	40,539
Cash at beginning of period	91,084	48,986

Cash at end of period	$142,571	$89,525

Supplemental disclosure
Excise taxes paid	$225	$—

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 4 for a discussion of expense recoupments paid by the Company to its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's credit facilities. During the six months ended June 30, 2014 and 2013, the Company paid $7,551 and $2,102, respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—37.1%
Allied Wireline Services, LLC	(j)	Service & Equipment	L+800	1.5%	2/28/19	$108,625	$106,930	$108,625
Alon USA Partners, L.P.	(g)(l)	Downstream	L+800	1.3%	11/26/18	4,104	4,251	4,279
AP Exhaust Acquisition, LLC	(h)	Service & Equipment	L+775	1.5%	1/16/21	15,000	15,000	15,000
Astoria Generating Co.	(g)(h)(k)	Power	L+700	1.5%	10/26/17	26,538	27,401	27,334
Atlas Energy, L.P.	(g)(l)	Midstream	L+550	1.0%	7/31/19	5,514	5,466	5,600
Azure Midstream Energy LLC	(g)	Midstream	L+550	1.0%	11/15/18	13,163	12,985	13,302
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	18,500	18,500	18,546
BBH Operating LLC	(e)	Upstream	Prime+500	3.3%	2/26/15	11,500	11,500	11,529
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	7,787	6,763	7,281
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	51,652	44,857	48,295
BlackBrush TexStar L.P.	(f)(g)(h)	Midstream	L+650	1.3%	6/4/19	69,999	69,679	70,760
Boomerang Tube, LLC	(f)(g)	Service & Equipment	L+950	1.5%	10/11/17	19,108	18,941	17,388
Buffalo Gulf Coast Terminals LLC	(g)	Midstream	L+400	1.3%	10/31/17	6,520	6,624	6,561
Crestwood Holdings LLC	(g)(h)(j)	Midstream	L+600	1.0%	6/19/19	33,086	33,258	33,675
EnergySolutions, LLC	(f)(g)	Service & Equipment	L+575	1.0%	5/29/20	21,818	21,385	22,100
EP Acquisition LLC		Upstream	Prime+500	3.3%	3/31/15	750	750	752
FR Dixie Acquisition Corp.	(g)(k)	Service & Equipment	L+475	1.0%	12/18/20	10,224	10,237	10,288
FR Utility Services LLC	(g)(k)	Service & Equipment	L+575	1.0%	10/18/19	15,078	14,977	15,248
Harvey Gulf International Marine, LLC	(g)	Service & Equipment	L+450	1.0%	6/18/20	7,935	7,844	7,902
Hudson Products Holdings Inc.	(g)	Service & Equipment	L+400	1.0%	3/15/19	5,792	5,778	5,819
Industrial Group Intermediate Holdings, LLC		Service & Equipment	L+800	1.3%	5/31/20	14,962	14,962	14,962
Larchmont Resources, LLC	(g)(h)(k)	Upstream	L+725	1.0%	8/7/19	21,488	21,491	21,971
MB Precision Holdings LLC	(h)	Service & Equipment	L+725	1.3%	1/23/20	13,433	13,433	13,433
McJunkin Red Man Corp.	(g)(l)	Service & Equipment	L+400	1.0%	11/8/19	1,777	1,777	1,791
Moxie Liberty LLC	(g)(h)(j)(k)	Power	L+650	1.0%	8/21/20	32,432	32,571	33,405
Moxie Patriot LLC	(j)	Power	L+575	1.0%	12/19/20	2,000	2,044	2,060
NES Global Talent Finance US LLC	(g)(h)(l)	Service & Equipment	L+550	1.0%	10/3/19	17,775	17,550	17,819
Panda Sherman Power, LLC	(f)(g)(h)(k)	Power	L+750	1.5%	9/14/18	16,909	17,242	17,363
Panda Temple Power, LLC (TLA)	(j)	Power	L+700	1.5%	7/17/18	16,200	15,999	16,605
Panda Temple Power, LLC (TLB)	(g)(h)(j)	Power	L+1000	1.5%	7/17/18	40,000	39,390	41,083
Panda Temple Power II, LLC	(g)(h)	Power	L+600	1.3%	4/3/19	23,809	24,324	24,404
PeroxyChem LLC	(h)(j)	Service & Equipment	L+650	1.0%	2/28/20	13,965	13,809	14,105
ProPetro Services, Inc.	(h)	Service & Equipment	L+625	1.0%	9/30/19	8,663	8,617	8,771
San Pedro Development, LLC		Upstream	Prime+400		6/30/15	21,200	17,685	20,458

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sprint Industrial Holdings LLC	(h)	Service & Equipment	L+575	1.3%	11/14/19	$14,850	$14,833	$14,961
Stallion Oilfield Holdings, Inc.	(f)(g)(h)	Service & Equipment	L+675	1.3%	6/19/18	63,868	63,744	64,906
Swift Worldwide Resources US Holdings Corp.	(h)(j)	Service & Equipment	L+800	1.3%	4/30/19	59,961	59,961	59,961
Tervita Corp.	(g)(h)(k)(l)	Service & Equipment	L+500	1.3%	5/15/18	18,994	18,819	19,093
Total Safety U.S., Inc.	(g)	Service & Equipment	L+450	1.3%	3/13/20	4,416	4,479	4,355
TPF II LC, LLC	(g)(h)	Power	L+550	1.0%	8/21/19	17,588	17,616	17,940
Wastequip, LLC	(g)	Service & Equipment	L+450	1.0%	8/9/19	8,727	8,755	8,793
Willbros Group, Inc.	(g)(h)(l)	Service & Equipment	L+975	1.3%	8/7/19	22,085	21,440	22,499

Total Senior Secured Loans—First Lien							893,667	911,022
Unfunded Loan Commitments							(56,357)	(56,357)

Net Senior Secured Loans—First Lien							837,310	854,665

Senior Secured Loans—Second Lien—39.5%
Alison US LLC	(j)(k)(l)	Service & Equipment	L+850	1.0%	6/17/22	22,222	21,333	21,750
American Energy—Utica, LLC	(h)(j)	Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	119,306	119,306	121,096
American Energy—Utica, LLC		Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	81,010	81,010	82,225
Ameriforge Group Inc.	(f)(h)(j)(k)	Service & Equipment	L+750	1.3%	12/21/20	33,950	34,499	34,798
Brock Holdings III, Inc.	(f)(h)(j)	Service & Equipment	L+825	1.8%	3/16/18	33,605	33,848	33,983
Chief Exploration & Development LLC	(k)	Upstream	L+650	1.0%	5/16/21	19,576	19,489	20,066
Citrus Energy Appalachia, LLC	(g)(j)	Upstream	L+850	1.3%	7/26/18	56,574	55,131	56,716

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Consolidated Precision Products Corp.	(f)(g)(h)(j)	Service & Equipment	L+775	1.0%	4/30/21	$33,500	$33,345	$33,898
Drew Marine Group Inc.	(h)(j)(l)	Service & Equipment	L+700	1.0%	5/19/21	10,000	9,977	10,150
Extraction Oil & Gas Holdings, LLC		Upstream	11.0%		5/29/19	55,000	55,000	55,000
Fieldwood Energy LLC	(k)	Upstream	L+713	1.3%	9/30/20	8,547	8,846	8,830
Filtration Group Corp.	(g)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,607	2,698
Horn Intermediate Holdings, Inc.	(h)	Service & Equipment	L+775	1.3%	10/2/18	67,500	67,500	68,175
Husky Injection Molding Systems Ltd.	(f)(k)(l)	Service & Equipment	L+625	1.0%	6/30/22	3,000	2,985	3,026
Jonah Energy LLC	(f)	Upstream	L+650	1.0%	5/8/21	25,685	25,305	25,952
Neff Rental LLC	(f)	Service & Equipment	L+625	1.0%	6/9/21	5,435	5,408	5,431
Oxbow Carbon LLC	(h)	Midstream	L+700	1.0%	1/19/20	15,000	14,866	15,394
P2 Upstream Acquisition Co.	(f)(h)(j)(k)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,920	33,237
Power Buyer, LLC	(g)	Service & Equipment	L+725	1.0%	11/6/20	3,500	3,530	3,430
Sabine Oil & Gas LLC	(f)(g)	Upstream	L+750	1.3%	12/31/18	12,660	12,883	12,913
Teine Energy Ltd.	(j)(k)(l)	Upstream	L+625	1.3%	5/17/19	24,794	25,041	25,135
Templar Energy LLC	(f)(j)	Upstream	L+700	1.0%	11/25/20	76,923	75,479	76,538
Total Safety U.S., Inc.	(g)(h)	Service & Equipment	L+800	1.3%	9/13/20	12,805	13,079	12,837
UTEX Industries, Inc.	(g)(h)(j)	Service & Equipment	L+725	1.0%	5/20/22	30,636	30,520	31,058
Vantage Energy II, LLC		Upstream	L+750	1.0%	5/8/17	85,000	85,000	85,000
Vantage Energy, LLC	(j)	Upstream	L+750	1.0%	12/20/18	30,539	30,329	30,768

Total Senior Secured Loans—Second Lien							899,236	910,104

Senior Secured Bonds—7.4%
Erickson Air-Crane Inc.	(f)(i)(l)	Service & Equipment	8.3%		5/1/20	24,725	25,501	25,590
FourPoint Energy, LLC		Upstream	8.5%		12/31/20	74,250	64,934	64,226
Gastar Exploration USA, Inc.	(i)(l)	Upstream	8.6%		5/15/18	22,000	21,492	23,028
Globe Luxembourg SCA	(f)(l)	Service & Equipment	9.6%		5/1/18	10,000	9,672	11,186
Mirant Mid-Atlantic Trust	(f)(i)	Power	10.1%		12/30/28	11,643	13,011	13,244
Permian Tank & Manufacturing, Inc.	(g)	Service & Equipment	10.5%		1/15/18	4,000	4,082	4,120

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Prince Mineral Holding Corp.	(i)	Service & Equipment	11.5%		12/15/19		$16,500	$18,004	$18,810
Ryerson Inc.	(f)(g)	Service & Equipment	9.0%		10/15/17		2,300	2,373	2,470
Tervita Corp.	(h)(i)(l)	Service & Equipment	8.0%		11/15/18		8,500	8,620	8,883

Total Senior Secured Bonds								167,689	171,557

Subordinated Debt—37.5%
Alta Mesa Holdings, L.P.	(f)	Upstream	9.6%		10/15/18		36,616	36,540	38,742
Atlas Energy Holdings Operating Co., LLC	(f)(i)(l)	Upstream	7.8%		1/15/21		21,450	20,586	22,241
Atlas Energy Holdings Operating Co., LLC	(i)(l)	Upstream	9.3%		8/15/21		2,563	2,767	2,781
Brand Energy & Infrastructure Services, Inc.	(f)(i)	Service & Equipment	8.5%		12/1/21		25,000	25,000	26,563
Chaparral Energy Inc.	(f)	Upstream	8.3%		9/1/21		2,000	2,056	2,209
Chaparral Energy Inc.	(f)(g)	Upstream	7.6%		11/15/22		15,225	16,304	16,518
CHC Helicopter S.A.	(f)(i)(l)	Service & Equipment	9.4%		6/1/21		12,500	12,716	13,379
Clayton Williams Energy, Inc.	(i)(l)	Upstream	7.8%		4/1/19		9,300	9,287	9,925
Comstock Resources, Inc.	(f)(l)	Upstream	9.5%		6/15/20		5,000	4,809	5,716
Crestwood Midstream Partners L.P.	(i)(l)	Midstream	6.1%		3/1/22		5,500	5,500	5,811
Crew Energy Inc.	(i)(l)(s)	Upstream	8.4%		10/21/20	C$	11,240	11,506	12,167
CrownRock, L.P.	(f)	Upstream	7.1%		4/15/21		$37,500	37,500	39,747
Diamondback Energy, Inc.	(i)(l)	Upstream	7.6%		10/1/21		5,500	5,500	6,097
Energy XXI Gulf Coast, Inc.	(i)	Upstream	7.5%		12/15/21		4,000	3,982	4,317
EP Energy LLC	(f)(l)	Upstream	7.8%		9/1/22		6,600	6,621	7,471
Era Group Inc.	(f)(l)	Service & Equipment	7.8%		12/15/22		7,750	7,633	8,254
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20		19,250	19,823	22,152
Gardner Denver, Inc.	(f)(k)	Service & Equipment	6.9%		8/15/21		735	777	775
GenOn Energy, Inc.	(f)(i)	Power	9.9%		10/15/20		23,000	24,311	25,090
Global Partners L.P.	(f)(i)(l)	Midstream	6.3%		7/15/22		85,000	85,000	85,425
Hercules Offshore, Inc.	(f)(l)	Service & Equipment	8.8%		7/15/21		3,900	3,900	4,153
Hercules Offshore, Inc.	(f)(l)	Service & Equipment	7.5%		10/1/21		5,000	5,000	4,800

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hercules Offshore, Inc.	(i)(l)	Service & Equipment	6.8%		4/1/22	$5,000	$5,000	$4,775
The Hillman Group, Inc.	(f)	Service & Equipment	6.4%		7/15/22	5,000	5,025	5,013
Ithaca Energy Inc.	(k)(l)	Upstream	8.1%		7/1/19	2,000	2,000	2,000
Jones Energy, Inc.	(i)(l)	Upstream	6.8%		4/1/22	17,000	17,000	18,035
The Kenan Advantage Group, Inc.	(f)(i)	Service & Equipment	8.4%		12/15/18	18,000	18,496	19,328
Legacy Reserves L.P.	(f)(i)(l)	Upstream	6.6%		12/1/21	14,000	13,818	14,271
Legacy Reserves L.P.	(f)(l)	Upstream	8.0%		12/1/20	16,750	16,441	17,973
Lightstream Resources Ltd.	(i)(l)	Upstream	8.6%		2/1/20	35,695	35,951	37,606
Lonestar Resources America Inc.	(i)	Upstream	8.8%		4/15/19	21,500	21,626	21,728
Martin Midstream Partners L.P.	(f)(l)	Midstream	7.3%		2/15/21	3,000	3,000	3,180
Memorial Production Partners L.P.	(i)(l)	Upstream	7.6%		5/1/21	7,000	6,804	7,355
Memorial Resource Development LLC	(i)	Upstream	10.8% PIK (10.8% Max PIK)		12/15/18	13,300	13,055	13,659
The Pantry Inc.	(f)(l)	Service & Equipment	8.4%		8/1/20	250	271	270
Peabody Energy Corp.	(f)(l)	Upstream	7.9%		11/1/26	2,000	2,100	2,107
Peabody Energy Corp.	(f)(k)(l)	Upstream	6.3%		11/15/21	1,985	1,992	1,994
Pinnacle Operating Corp.	(i)	Service & Equipment	9.0%		11/15/20	2,500	2,500	2,725
QR Energy, L.P.	(f)(i)(l)	Upstream	9.3%		8/1/20	25,030	25,568	27,533
Resolute Energy Corp.	(i)(l)	Upstream	8.5%		5/1/20	6,230	6,574	6,573
Rex Energy Corp.	(i)(l)	Upstream	8.9%		12/1/20	14,000	14,010	15,625
Rice Energy Inc.	(i)	Upstream	6.3%		5/1/22	7,350	7,350	7,571
RKI Exploration & Production, LLC	(f)	Upstream	8.5%		8/1/21	34,100	34,122	37,211
Samson Investment Co.	(f)(i)	Upstream	9.8%		2/15/20	25,500	25,751	27,086
Sanchez Energy Corp.	(i)(l)	Upstream	7.8%		6/15/21	14,500	14,251	16,030
SemGroup Corp.	(f)(l)	Midstream	7.5%		6/15/21	9,400	9,400	10,337
Sidewinder Drilling Inc.	(i)	Service & Equipment	9.8%		11/15/19	21,500	21,589	21,984
Silver II US Holdings, LLC	(f)	Service & Equipment	7.8%		12/15/20	1,835	1,977	1,973
Summit Midstream Holdings, LLC	(f)(l)	Midstream	7.5%		7/1/21	1,000	1,000	1,094
Swift Energy Co.	(f)(i)(l)	Upstream	7.9%		3/1/22	20,000	20,048	21,067
Talos Production LLC	(f)(i)	Upstream	9.8%		2/15/18	43,250	43,273	46,007
Tenrgys, LLC	(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	75,750
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	11,800	12,040	12,715

Total Subordinated Debt							824,150	864,908

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—6.7%(m)
Allied Downhole Technologies, LLC, Common Equity	(n)(o)	Service & Equipment	6,600,000	$6,600	$10,230
Allied Downhole Technologies, LLC, Warrants	(n)(o)	Service & Equipment	5,344,680	1,865	4,490
American Energy Ohio Holdings, LLC, Common Equity	(o)(p)	Upstream	14,900,000	14,900	14,900
AP Exhaust Holdings, LLC, Common Equity	(n)(o)	Service & Equipment	811	811	924
BBH Operating LLC, Common Equity	(o)(q)	Upstream	1,000	1,000	993
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(r)	Upstream	N/A	961	1,041
BL Sand Hills Unit, L.P. Overriding Royalty Interest	(r)	Upstream	N/A	137	137
Extraction Oil & Gas Holdings, LLC, Common Equity	(n)(o)	Upstream	2,794,500	7,500	7,545
Fortune Creek Co-Invest I L.P., LP Interest	(l)(s)	Midstream	N/A	17,246	17,440
FourPoint Energy, LLC, Common Equity	(n)(o)	Upstream	12,374	8,176	12,374
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(o)	Service & Equipment	371,901	372	372
MB Precision Holdings LLC, Common Equity	(o)	Service & Equipment	450,000	450	495
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	23,933	26,183
Plains Offshore Operations Inc., Warrants	(f)(o)	Upstream	427,005	689	1,110
San Pedro Development, LLC, Net Profits Interest	(o)(t)	Upstream	N/A	3,515	4,724
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(o)(u)	Service & Equipment	3,750,000	6,029	7,376
Synergy Offshore LLC, Preferred Equity	(v)	Upstream	40,000	43,434	43,400

Total Equity/Other				137,618	153,734

TOTAL INVESTMENTS—128.2%				$2,866,003	2,954,968

LIABILITIES IN EXCESS OF OTHER ASSETS—(28.2%)					(650,782)

NET ASSETS—100.0%					$2,304,186

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2014, the three-month London Interbank Offered Rate was 0.23% and the U.S. Prime Lending Rate was 3.25%.
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

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

(g)	Security or portion thereof held within EP Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).
(h)	Security or portion thereof held within Energy Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis, New York Branch (see Note 8).
(i)	Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc. Securities held within Berwyn Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions of the agreements governing the prime brokerage facility with BNP Paribas Prime Brokerage, Inc. (See Note 8).
(j)	Security or portion thereof held within Gladwyne Funding LLC, a wholly-owned subsidiary of the Company.
(k)	Position or portion thereof unsettled as of June 30, 2014.
(l)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of June 30, 2014, 81.1% of the Company's total assets represented qualifying assets.
(m)	Listed investments may be treated as debt for GAAP or tax purposes.
(n)	Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)	Security is non-income producing.
(p)	Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(q)	Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(r)	Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(s)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2014.
(t)	Security held within EP San Pedro Investments, LLC, a wholly-owned subsidiary of the Company.
(u)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2014.
(v)	Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of the Company.

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

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
San Pedro Development, LLC	(f)	Upstream	Prime+400		6/30/15	$26	$22	$22
Sandy Creek Energy Associates, L.P.	(e)(f)(h)	Power	L+400	1.0%	11/8/20	15,584	15,507	15,614
Sprint Industrial Holdings LLC	(f)	Service & Equipment	L+575	1.3%	11/14/19	13,074	13,059	13,237
Stallion Oilfield Holdings, Inc.	(d)(e)(f)(h)	Service & Equipment	L+675	1.3%	6/19/18	63,711	63,521	65,145
Swift Worldwide Resources US Holdings Corp.		Service & Equipment	L+800	1.3%	4/30/19	60,263	60,263	60,263
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+450	1.3%	3/13/20	12,858	13,050	12,914
TPF II LC, LLC	(e)(f)	Power	L+550	1.0%	8/21/19	17,910	17,938	18,268
Wastequip, LLC	(e)	Service & Equipment	L+450	1.0%	8/9/19	8,771	8,801	8,859
Westway Group, LLC	(e)	Service & Equipment	L+400	1.0%	2/27/20	8,933	9,030	8,994
Willbros Group, Inc.	(e)(f)(i)	Service & Equipment	L+975	1.3%	8/7/19	24,938	24,155	25,312

Total Senior Secured Loans—First Lien							686,476	697,068
Unfunded Loan Commitments							(62,149)	(62,149)

Net Senior Secured Loans—First Lien							624,327	634,919

Senior Secured Loans—Second Lien—40.8%
American Energy—Utica, LLC	(f)	Upstream	L+475, 4.8% PIK	1.5%	9/30/18	116,057	116,057	116,057
Ameriforge Group Inc.	(d)(f)(h)	Service & Equipment	L+750	1.3%	12/21/20	27,950	28,403	28,579
Brock Holdings III, Inc.	(d)(f)(h)	Service & Equipment	L+825	1.8%	3/16/18	33,605	33,874	34,235
Citrus Energy Appalachia, LLC	(e)(h)	Upstream	L+850	1.3%	7/26/18	56,829	55,249	56,687
Consolidated Precision Products Corp.	(d)(e)(f)	Service & Equipment	L+775	1.0%	4/30/21	33,500	33,337	34,170
Drew Marine Group Inc.	(f)(i)	Service & Equipment	L+700	1.0%	5/19/21	10,000	9,975	10,075
Filtration Group Corp.	(e)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,606	2,697
Horn Intermediate Holdings, Inc.		Service & Equipment	L+775	1.3%	10/2/18	67,500	67,500	68,175
Oxbow Carbon LLC	(f)	Midstream	L+700	1.0%	1/19/20	15,000	14,858	15,309
P2 Upstream Acquisition Co.	(f)	Service & Equipment	L+800	1.0%	4/30/21	21,409	21,511	21,837
Power Buyer, LLC	(e)(f)	Service & Equipment	L+725	1.0%	11/6/20	7,500	7,495	7,388
Rice Drilling B LLC	(f)	Upstream	L+725	1.3%	10/25/18	59,960	59,270	61,309
Sabine Oil & Gas LLC	(d)(e)	Upstream	L+750	1.3%	12/31/18	12,660	12,903	12,818
Teine Energy Ltd.	(h)(i)	Upstream	L+625	1.3%	5/17/19	19,007	19,076	19,292
Templar Energy LLC	(d)	Upstream	L+700	1.0%	11/25/20	76,923	75,396	77,356

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
TNT Crane & Rigging, Inc.		Service & Equipment	L+900	1.0%	11/27/21	$1,500	$1,381	$1,448
Total Safety U.S., Inc.	(e)(f)	Service & Equipment	L+800	1.3%	9/13/20	12,805	13,095	12,966
UTEX Industries, Inc.	(e)(f)(h)	Service & Equipment	L+750	1.3%	4/10/21	31,046	31,313	31,822
Vantage Energy, LLC	(h)	Upstream	L+750	1.0%	12/20/18	27,692	27,415	27,692
WildHorse Resources, LLC	(e)	Upstream	L+625	1.3%	12/13/18	43,593	42,798	43,811

Total Senior Secured Loans—Second Lien							673,512	683,723

Senior Secured Bonds—4.9%
Erickson Air-Crane Inc.	(d)(i)	Service & Equipment	8.3%		5/1/20	10,875	10,919	11,283
Gastar Exploration USA, Inc.	(g)(i)	Upstream	8.6%		5/15/18	22,000	21,439	21,850
Globe Luxembourg SCA	(d)(i)	Service & Equipment	9.6%		5/1/18	10,000	9,637	10,469
Iracore International Holdings, Inc.	(g)	Service & Equipment	9.5%		6/1/18	9,500	9,702	10,077
Murray Energy Corp.	(d)	Upstream	8.6%		6/15/21	4,000	4,000	4,147
Permian Tank & Manufacturing, Inc.	(e)	Service & Equipment	10.5%		1/15/18	4,000	4,091	3,981
Prince Mineral Holding Corp.		Service & Equipment	11.5%		12/15/19	6,500	6,757	7,215
Ryerson Inc.	(d)(e)	Service & Equipment	9.0%		10/15/17	3,300	3,465	3,506
Shale-Inland Holdings, LLC	(e)(f)	Service & Equipment	8.8%		11/15/19	9,550	9,543	9,956

Total Senior Secured Bonds							79,553	82,484

Subordinated Debt—47.1%
Abengoa Finance, S.A.U.	(g)(i)	Service & Equipment	7.8%		2/1/20	2,500	2,500	2,606
Alta Mesa Holdings, L.P.	(d)	Upstream	9.6%		10/15/18	42,616	42,580	45,792
Atlas Energy Holdings Operating Co., LLC	(g)(i)	Upstream	7.8%		1/15/21	16,800	15,878	16,037
Aurora USA Oil & Gas, Inc.	(g)(i)	Upstream	9.9%		2/15/17	15,250	15,702	16,433
BOE Intermediate Holding Corp.	(g)	Service & Equipment	9.8% PIK		11/1/17	3,398	3,369	3,559
Brand Energy & Infrastructure Services, Inc.	(d)(g)	Service & Equipment	8.5%		12/1/21	25,000	25,000	25,500
BreitBurn Energy Partners L.P.	(g)(i)	Upstream	7.9%		4/15/22	3,500	3,508	3,654
Chaparral Energy Inc.	(d)	Upstream	8.3%		9/1/21	2,000	2,059	2,178
Chaparral Energy Inc.	(d)(e)	Upstream	7.6%		11/15/22	15,225	16,352	16,331
CHC Helicopter S.A.	(d)(g)(i)	Service & Equipment	9.4%		6/1/21	12,500	12,727	12,754

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)		Amortized Cost	Fair Value(c)
Clayton Williams Energy, Inc.	(g)(i)	Upstream	7.8%		4/1/19		$9,300	$9,286	$9,617
Comstock Resources, Inc.	(d)(i)	Upstream	9.5%		6/15/20		5,000	4,797	5,610
Crestwood Midstream Partners L.P.	(g)(i)	Midstream	6.1%		3/1/22		5,500	5,500	5,640
Crew Energy Inc.	(g)(i)	Upstream	8.4%		10/21/20	C$	10,000	9,615	9,566
CrownRock, L.P.	(d)	Upstream	7.1%		4/15/21		$50,000	50,000	49,712
Diamondback Energy, Inc.	(g)(i)	Upstream	7.6%		10/1/21		5,500	5,500	5,801
Energy XXI Gulf Coast, Inc.	(g)	Upstream	7.5%		12/15/21		4,000	3,981	4,188
EP Energy LLC	(d)	Upstream	7.8%		9/1/22		6,600	6,622	7,417
EPE Holdings LLC	(d)	Upstream	8.9% PIK		12/15/17		6,535	6,510	6,805
Era Group Inc.	(d)(i)	Service & Equipment	7.8%		12/15/22		7,750	7,628	8,060
Everest Acquisition LLC	(d)	Upstream	9.4%		5/1/20		19,250	19,863	22,402
Global Partners L.P.	(i)	Midstream	8.0%		2/14/18		70,000	68,197	70,613
Global Partners L.P.	(i)	Midstream	7.8%		12/23/18		40,000	40,000	40,000
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	8.8%		7/15/21		3,900	3,900	4,293
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	7.5%		10/1/21		5,000	5,000	5,299
The Kenan Advantage Group, Inc.	(d)(g)	Service & Equipment	8.4%		12/15/18		18,000	18,542	19,035
Legacy Reserves L.P.	(d)(i)	Upstream	6.6%		12/1/21		9,600	9,454	9,287
Legacy Reserves L.P.	(d)(i)	Upstream	8.0%		12/1/20		16,750	16,424	17,306
Martin Midstream Partners L.P.	(d)(i)	Midstream	7.3%		2/15/21		3,000	3,000	3,075
Memorial Production Partners L.P.	(g)(i)	Upstream	7.6%		5/1/21		7,000	6,794	7,211
Memorial Resource Development LLC	(g)	Upstream	10.8% PIK		12/15/18		13,300	13,034	13,300
PetroBakken Energy Ltd.	(g)(i)	Upstream	8.6%		2/1/20		31,295	31,424	31,737
Pinnacle Operating Corp.	(g)	Service & Equipment	9.0%		11/15/20		2,500	2,500	2,656
QR Energy, L.P.	(d)(g)(i)	Upstream	9.3%		8/1/20		25,030	25,602	26,066
Rex Energy Corp.	(g)(i)	Upstream	8.9%		12/1/20		14,000	14,011	15,330
RKI Exploration & Production, LLC	(d)	Upstream	8.5%		8/1/21		34,100	34,124	36,096
Samson Investment Co.	(d)(h)	Upstream	9.8%		2/15/20		23,000	23,029	25,137
Sanchez Energy Corp.	(g)(i)	Upstream	7.8%		6/15/21		14,500	14,238	14,892
SemGroup Corp.	(d)(i)	Midstream	7.5%		6/15/21		9,400	9,400	9,955
Sidewinder Drilling Inc.		Service & Equipment	9.8%		11/15/19		21,500	21,596	19,028
Summit Midstream Holdings, LLC	(d)(i)	Midstream	7.5%		7/1/21		1,000	1,000	1,050
Talos Production LLC	(d)(g)	Upstream	9.8%		2/15/18		40,250	40,091	41,256
Tenrgys, LLC		Upstream	L+900	2.5%	12/23/18		75,000	75,000	75,000
Tervita Corp.	(g)(i)	Service & Equipment	10.9%		2/15/18		10,000	9,689	10,175
Zachry Holdings, Inc.	(d)	Service & Equipment	7.5%		2/1/20		11,800	12,057	12,375

Total Subordinated Debt								767,083	789,834

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of its common shares of beneficial interest, or common shares, in its continuous public offering to persons who were not affiliated with the Company or the Company's investment adviser, FS Investment Advisor, LLC, or FS Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2014, the Company had four wholly-owned financing subsidiaries and seven wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company's annual report on Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Capital Gains Incentive Fee:    The Company entered into an investment advisory and administrative services agreement with FS Advisor, dated as of April 28, 2011, which was amended on August 10, 2012, and which, as amended, is referred to herein as the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor if the Company's entire portfolio were liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2014. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	55,660,059	$599,756	46,470,564	$486,802
Reinvestment of Distributions	4,940,721	48,357	1,735,054	16,554

Total Gross Proceeds	60,600,780	648,113	48,205,618	503,356
Commissions and Dealer Manager Fees	—	(55,288)	—	(42,949)

Net Proceeds to Company	60,600,780	592,825	48,205,618	460,407
Share Repurchase Program	(332,904)	(3,250)	(106,938)	(1,017)

Net Proceeds from Share Transactions	60,267,876	$589,575	48,098,680	$459,390

Status of Continuous Public Offering

        Since commencing its continuous public offering and through July 29, 2014, the Company has sold 242,924,123 common shares (as adjusted for share distributions) for gross proceeds of $2,536,600. As of July 29, 2014, the Company had raised total gross proceeds of $2,556,804, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the six months ended June 30, 2014 and 2013, the Company sold 60,600,780 and 48,205,618 common shares for gross proceeds of $648,113 and $503,356, respectively, at an average price per share of $10.69 and $10.44, respectively. The gross proceeds received during the six months ended June 30, 2014 and 2013 include reinvested shareholder distributions of $48,357 and $16,554, respectively, for which the Company issued 4,940,721 and 1,735,054 common shares, respectively. During the period from July 1, 2014 to July 29, 2014, the Company sold 10,673,968 common shares for gross proceeds of $116,447 at an average price per share of $10.91.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $55,288 and $42,949 for the six months ended June 30, 2014 and 2013, respectively.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557

        On July 2, 2014, the Company repurchased 401,302 common shares (representing 100% of common shares tendered for repurchase) at $9.90 per share for aggregate consideration totaling $3,973.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company's gross assets and an incentive fee based on the Company's performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of the Company's investment operations. Base management fees are paid on a quarterly basis in arrears.

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded certain of the Company's offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. During the six months ended June 30, 2014 and 2013, Franklin Square Holdings did not fund any of the Company's offering and organization costs, and the Company did not pay any reimbursements to FS Advisor and its affiliates for offering and organization costs previously funded.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$14,678	$6,654	$27,545	$11,365
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$3,015	$(1,621)	$8,580	$1,989
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$10,013	$—	$14,623	$753
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,008	$544	$1,943	$997
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$5,608	$4,747	$10,646	$8,922

(1)
During the six months ended June 30, 2014 and 2013, $23,618 and $8,233, respectively, in base management fees were paid to FS Advisor. As of June 30, 2014, $14,678 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2014 and 2013, the Company accrued capital gains incentive fees of $8,580 and $1,989, respectively, based on the performance of its portfolio, of which $7,559 and $(33), respectively, was based on unrealized gains (or a decline in unrealized gains) and $1,021 and $2,022, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FS Advisor $2,857 and $953 in capital gains incentive fees during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had accrued capital gains incentive fees of $19,573, of which $18,552 was based on unrealized gains and $1,021 was based on realized gains.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(3)
During the six months ended June 30, 2014 and 2013, $11,396 and $753, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2014, a subordinated incentive fee on income of $10,013 was payable to FS Advisor.

(4)
During the six months ended June 30, 2014 and 2013, $1,794 and $857, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $900 and $757, respectively, in administrative services expenses to FS Advisor during the six months ended June 30, 2014 and 2013.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of July 29, 2014, the Company has issued an aggregate of 3,557,918 common shares (as adjusted for share distributions) for aggregate gross proceeds of $32,143 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        During the six months ended June 30, 2014 and 2013, the Company did not accrue any reimbursements from Franklin Square Holdings. As of June 30, 2014 and December 31, 2013, the Company had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the six months ended June 30, 2014 and 2013, the Company did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the six months ended June 30, 2013, the Company paid $1,083 in expense

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

recoupments to Franklin Square Holdings. As of June 30, 2014, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the six months ended June 30, 2014 and 2013, FS Benefit Trust purchased $49 and $43, respectively, of the Company's common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the six months ended June 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On June 11, 2014, the Company's board of trustees determined to increase the amount of the regular weekly cash distributions payable to shareholders of record from $0.012793 per share to $0.013625 per share and declared regular weekly cash distributions for July 2014 through September 2014. On August 6, 2014, the Company's board of trustees declared regular weekly cash distributions for October 2014 through December 2014. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        For a period of time following commencement of the Company's continuous public offering, substantial portions of the Company's distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company's distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company's investment performance. No portion of the distributions paid during the six months ended June 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company's repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common shares during the six months ended June 30, 2014 and 2013:

Six Months Ended June 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	64,746	100%	29,182	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$64,746	100%	$29,182	100%

(1)
During the six months ended June 30, 2014 and 2013, 90.6% and 97.0%, respectively, of the Company's gross investment income was attributable to cash income earned, 4.6% and 3.0%, respectively, was attributable to non-cash accretion of discount and 4.8% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the six months ended June 30, 2014 and 2013 was $66,634 and $29,543, respectively. As of June 30, 2014 and December 31, 2013, the Company had $21,184 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and, with respect to the six months ended June 30, 2013, the inclusion of a portion of the periodic net settlement payments due on the Company's total return swap in tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
GAAP-basis net investment income	$63,318	$24,530
Income on limited partnership interest	(938)	(1,274)
Reversal of incentive fee accrual on unrealized gains	7,559	(33)
Reclassification of unamortized original issue discount	(3,733)	(284)
Tax-basis net investment income portion of total return swap payments	—	6,602
Other miscellaneous differences	428	2

Tax-basis net investment income	$66,634	$29,543

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

        The following table reflects the share distribution that the Company has declared on its common shares through June 30, 2014:

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

        As of June 30, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income (income and short-term capital gains)	$12,839	$8,073
Distributable realized gains (long-term capital gains)	8,345	2,825
Distribution receivable on limited partnership interest	28	805
Incentive fee accrual on unrealized gains	(18,552)	(10,993)
Unamortized organization costs	(280)	(292)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	93,215	52,752

Total	$95,595	$53,170

(1)
As of June 30, 2014 and December 31, 2013, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $97,083 and $57,499, respectively. As of June 30, 2014 and December 31, 2013, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $3,868 and $4,747, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $2,861,755 and $2,247,420 as of June 30, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $93,215 and $52,752 as of June 30, 2014 and December 31, 2013, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$837,310	$854,665	29%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	899,236	910,104	31%	673,512	683,723	30%
Senior Secured Bonds	167,689	171,557	6%	79,553	82,484	4%
Subordinated Debt	824,150	864,908	29%	767,083	789,834	34%
Equity/Other	137,618	153,734	5%	105,479	109,241	5%

Total	$2,866,003	$2,954,968	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

        As of June 30, 2014, the Company did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, the Company had two senior secured loan investments with aggregate unfunded commitments of $56,357 and three equity/other investments with aggregate unfunded commitments of $16,722. As of June 30, 2014, these unfunded equity/other investments were BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. As of December 31, 2013, the Company had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,479,639	50%	$1,112,686	48%
Midstream	268,579	9%	288,414	13%
Downstream	4,279	0%	4,256	0%
Power	218,528	8%	159,433	7%
Service & Equipment	983,943	33%	735,412	32%

Total	$2,954,968	100%	$2,300,201	100%

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

        As of June 30, 2014 and December 31, 2013, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,954,968	2,300,201

Total	$2,954,968	$2,300,201

        The Company's investments as of June 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Fourteen senior secured loan investments, one senior secured bond investment and one subordinated debt investment were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One subordinated debt investment, which was newly-issued and purchased near June 30, 2014, was valued at cost, as the Company's board of trustees determined that the cost of such investment was the best indication of its fair value.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The Company's investments as of December 31, 2013 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value.

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers or where the Company's board of trustees otherwise determines that the use of such methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The following is a reconciliation for the six months ended June 30, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2014
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$634,919	$683,723	$82,484	$789,834	$109,241	$2,300,201
Accretion of discount (amortization of premium)	418	2,182	290	1,643	1,408	5,941
Net realized gain (loss)	368	91	827	3,405	—	4,691
Net change in unrealized appreciation (depreciation)	6,763	657	937	18,007	12,354	38,718
Purchases	300,140	365,115	116,066	244,591	33,735	1,059,647
Paid-in-kind interest	—	4,223	—	—	1,983	6,206
Sales and redemptions	(87,943)	(145,887)	(29,047)	(192,572)	(4,987)	(460,436)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$854,665	$910,104	$171,557	$864,908	$153,734	$2,954,968

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$7,798	$4,748	$1,884	$24,854	$17,341	$56,625

	For the Six Months Ended June 30, 2013
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$200,752	$73,451	$35,158	$345,849	$45,962	$701,172
Accretion of discount (amortization of premium)	1,338	244	(46)	(136)	(68)	1,332
Net realized gain (loss)	879	(52)	236	2,358	—	3,421
Net change in unrealized appreciation (depreciation)	(1,198)	2,125	(1,336)	(3,764)	1,094	(3,079)
Purchases	440,555	299,169	56,866	259,208	1,000	1,056,798
Sales and redemptions	(198,707)	(24,387)	(13,611)	(111,768)	—	(348,473)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$443,619	$350,550	$77,267	$491,747	$47,988	$1,411,171

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$883	$2,732	$(907)	$(1,333)	$1,094	$2,469

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at June 30, 2014 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$262,485	Market Comparables	Market Yield (%)	7.5% - 11.3%	9.3%
	592,180	Market Quotes	Indicative Dealer Quotes	90.0% - 104.8%	101.4%
Senior Secured Loans—Second Lien	411,496	Market Comparables	Market Yield (%)	8.3% - 11.3%	9.9%
	498,608	Market Quotes	Indicative Dealer Quotes	97.1% - 103.6%	100.9%
Senior Secured Bonds	64,226	Market Comparables	Market Yield (%)	11.3% - 11.8%	11.5%
	107,331	Market Quotes	Indicative Dealer Quotes	102.5% - 114.5%	107.9%
Subordinated Debt	75,750	Market Comparables	Market Yield (%)	11.0% - 11.5%	11.3%
	787,158	Market Quotes	Indicative Dealer Quotes	95.0% - 115.4%	106.1%
	2,000	Cost	Cost	N/A	N/A
Equity/Other	153,734	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	5.8x - 8.5x	6.8x
			Production Multiples (Mmb/d)	$57,500.0 - $460,000.0	$208,570.9
			Proved Reserves Multiples (Mmboe)	$9.1 - $88.5	$23.7
			PV-10 Multiples (x)	0.4x - 3.1x	1.3x
		Discounted Cash Flow	Discount Rate (%)	10.8% - 33.0%	21.1%
		Option Valuation Model	Volatility (%)	45.0% - 47.5%	46.5%

Total	$2,954,968

(1)
Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment(1)	Fair Value at December 31, 2013(2)	Valuation Technique(3)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$108,313	Market Comparables	Market Yield (%)	8.0% - 11.0%	9.2%
Senior Secured Loans—Second Lien	$184,232	Market Comparables	Market Yield (%)	8.5% - 11.3%	10.2%
Subordinated Debt	$110,613	Market Comparables	Market Yield (%)	7.5% - 8.0%	7.8%
Equity/Other	$108,790	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			EBITDA Multiples (x)	7.5x - 7.8x	7.6x
			Production Multiples (Mmb/d)	$191,000.0 - $194,000.0	$192,500.0
			Proved Reserves Multiples (Mmboe)	$6.1 - $16.8	$16.3
			PV-10 Multiples (x)	0.2x - 1.8x	1.0x
		Discounted Cash Flow	Discount Rate (%)	9.8% - 28.0%	15.1%
		Option Valuation Model	Volatility (%)	52.5%	52.5%

(1)
Table includes only those Level 3 assets that were valued by an independent valuation firm as of December 31, 2013.

(2)
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

(3)
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

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of June 30, 2014. For additional information regarding these financing facilities, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%	$145,000	$55,000	March 27, 2015	(1)
Citibank Credit Facility	Revolving	L + 2.50%	$175,000	—	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	$100,000	June 11, 2015
Natixis Credit Facility	Revolving	CP + 2.25% (2)	$150,000	—	July 11, 2023

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

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

        As of June 30, 2014 and December 31, 2013, $145,000 and $60,000, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $299 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the 270 day period following the closing date of the BNP facility. As of June 30, 2014, $76 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2014, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Direct interest expense	$398	$645
Non-usage fees	115	287
Amortization of deferred financing costs	99	199

Total interest expense	$612	$1,131

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        For the six months ended June 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Six Months Ended June 30, 2014
Cash paid for interest expense(1)	$806
Average borrowings under the facility	$96,326
Effective interest rate on borrowings	1.33%
Weighted average interest rate (including the effect of non-usage fees)	1.93%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        As of June 30, 2014 and December 31, 2013, $175,000 and $174,174, respectively, was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $295 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the Citibank credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$1,208	$100	$2,386	$100
Non-usage fees	—	—	1	—
Amortization of deferred financing costs	82	34	163	34

Total interest expense	$1,290	$134	$2,550	$134

        For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$2,401	—
Average borrowings under the facility(2)	$174,462	$69,667
Effective interest rate on borrowings	2.74%	2.85%
Weighted average interest rate (including the effect of non-usage fees)	2.74%	2.86%

(1)
Interest under the Citibank credit facility is paid quarterly in arrears and commenced on November 12, 2013.

(2)
Average borrowings for the six months ended June 30, 2013 are calculated for the period since the Company commenced borrowings thereunder to June 30, 2013.

        Borrowings of EP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000. On June 11, 2014, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which, among other things, (a) increased the maximum commitments under the facility from $240,000 to $340,000 through the addition of a $100,000 tranche of revolving loan commitments from State Street Bank and Trust Company, or State Street, and (b) extended the scheduled maturity date from June 24, 2014 to June 11, 2015.

        Under the Deutsche Bank credit facility, the Company has transferred from time to time cash or securities to FSEP Funding as a contribution to capital and retains a residual interest in the contributed cash or securities through the Company's ownership of FSEP Funding. The Company may contribute additional cash or securities to FSEP Funding from time to time and FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in FSEP Funding.

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period equal to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, with the commitments under the facility bearing interest at the rate of LIBOR plus 1.80% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2015.

        As of June 30, 2014 and December 31, 2013, $240,000 was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,150 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $804 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$1,225	$1,029	$2,444	$1,997
Non-usage fees	42	84	42	191
Amortization of deferred financing costs	186	168	334	335

Total interest expense	$1,453	1,281	$2,820	$2,523

        For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$2,463	$2,102
Average borrowings under the facility	$240,000	$192,429
Effective interest rate on borrowings	2.02%	2.07%
Weighted average interest rate (including the effect of non-usage fees)	2.07%	2.27%

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

        Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum. Borrowings under the facility are subject to compliance with, among other things, an overcollateralization ratio test with respect to the current value of Energy Funding's portfolio, an interest coverage ratio test with respect to the payments due under the facility and eligibility criteria with respect to the initial acquisition of each debt security in Energy Funding's portfolio.

        Energy Funding is subject to a non-usage fee of 1.00% per annum to the extent that the aggregate principal amount available under the Natixis credit facility is not borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of June 30, 2014 and December 31, 2013, $150,000 was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $2,296 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2014, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Direct interest expense	$676	$1,804
Amortization of deferred financing costs	65	128

Total interest expense	$741	$1,932

        For the six months ended June 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

Six Months Ended June 30, 2014
Cash paid for interest expense(1)	$1,881
Average borrowings under the facility	$150,000
Effective interest rate on borrowings	2.51%
Weighted average interest rate	2.57%

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

        The Company is not currently subject to any material legal proceedings and, to the Company's knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company's rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

        See Note 6 for a discussion of the Company's unfunded commitments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:(1)
Net asset value, beginning of period	$9.66	$9.34
Results of operations(2)
Net investment income (loss)	0.31	0.58
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.21	0.36

Net increase (decrease) in net assets resulting from operations	0.52	0.94

Shareholder distributions(3)
Distributions from net investment income	(0.32)	(0.65)
Distributions from net realized gain on investments	—	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.32)	(0.66)

Capital share transactions
Issuance of common shares(4)	0.02	0.09
Repurchases of common shares(5)	—	—
Offering costs(2)	(0.02)	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.04

Net asset value, end of period	$9.86	$9.66

Shares outstanding, end of period	233,800,135	173,532,259

Total return(6)	5.38%	10.49%

Ratio/Supplemental Data:
Net assets, end of period	$2,304,186	$1,676,237

Ratio of net investment income to average net assets(7)	3.20%	6.04%
Ratio of total expenses to average net assets(7)	3.29%	5.89%
Portfolio turnover(8)	17.60%	53.26%

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2014 are not annualized. The following is a schedule of supplemental ratios for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.43%	0.75%
Ratio of subordinated income incentive fees to average net assets	0.74%	0.69%
Ratio of interest expense to average net assets	0.43%	0.84%
Ratio of income and excise taxes to average net assets	0.01%	0.07%
(8)
Portfolio turnover for the six months ended June 30, 2014 is not annualized.

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

  •
  the effect of changes to tax legislation and our tax position; and

  •
  the tax status of the enterprises in which we may invest.

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who were not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

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

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on May 24, 2013. We may, however, elect to utilize a total return swap in the future.

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

        In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS

Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

        During the six months ended June 30, 2014 and 2013, we did not accrue any reimbursements from Franklin Square Holdings. As of June 30, 2014 and December 31, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment by us in the future. During the six months ended June 30, 2014 and 2013, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the six months ended June 30, 2013, we paid $1,083 in expense recoupments to Franklin Square Holdings. As of June 30, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2014 and for the Year Ended December 31, 2013

        During the six months ended June 30, 2014, we made investments in portfolio companies totaling $1,059,647. During the same period, we sold investments for proceeds of $192,754 and received principal repayments of $267,682. As of June 30, 2014, our investment portfolio, with a total fair value of $2,954,968, consisted of interests in 120 portfolio companies (29% in first lien senior secured loans, 31% in second lien senior secured loans, 6% in senior secured bonds, 29% in subordinated debt and 5% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $221.8 million. As of June 30, 2014, the investments in our portfolio were purchased at a weighted average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 62.4% of our portfolio based on the fair value of our investments) was B3 based upon the ratings scale employed by Moody's Investors Service, Inc., or Moody's, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.8% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of June 30, 2014 and our public offering price of $10.95 per share as of such date, the annualized distribution rate to shareholders as of June 30, 2014 was 6.47%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2014:

Net Investment Activity	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Purchases	$714,676	$1,059,647
Sales and Redemptions	(356,453)	(460,436)

Net Portfolio Activity	$358,223	$599,211

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$123,482	17%	$300,140	28%
Senior Secured Loans—Second Lien	351,726	49%	365,115	35%
Senior Secured Bonds	53,996	8%	116,066	11%
Subordinated Debt	173,400	24%	244,591	23%
Equity/Other	12,072	2%	33,735	3%

Total	$714,676	100%	$1,059,647	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$837,310	$854,665	29%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	899,236	910,104	31%	673,512	683,723	30%
Senior Secured Bonds	167,689	171,557	6%	79,553	82,484	4%
Subordinated Debt	824,150	864,908	29%	767,083	789,834	34%
Equity/Other	137,618	153,734	5%	105,479	109,241	5%

Total	$2,866,003	$2,954,968	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Number of Portfolio Companies	120	104
% Variable Rate (based on fair value)	60.4%	60.5%
% Fixed Rate (based on fair value)	34.4%	34.7%
% Income Producing Equity or Other Investments (based on fair value)	2.9%	3.9%
% Non-Income Producing Equity or Other Investments (based on fair value)	2.3%	0.9%
Average Annual EBITDA of Portfolio Companies	$221,846	$185,816
Weighted Average Purchase Price of Investments (as a % of par or stated value)	99.5%	99.5%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.9%	8.9%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2014:

Net Direct Originations	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Total Commitments (including Unfunded Commitments)	$187,622	$466,760
Exited Investments (including partial paydowns)	(112,158)	(116,971)

Net Direct Originations	$75,464	$349,789

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$15,000	8%	$152,636	33%
Senior Secured Loans—Second Lien	140,000	75%	221,010	47%
Senior Secured Bonds	24,750	13%	66,073	14%
Equity/Other	7,872	4%	27,041	6%

Total	$187,622	100%	$466,760	100%

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Average New Direct Origination Commitment Amount	$46,905	$42,433
Weighted Average Maturity for New Direct Originations	9/26/18	3/2/19
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.0%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.5%	8.6%

        The following table presents certain selected information regarding our direct originations as of June 30, 2014 and December 31, 2013:

Characteristics of All Direct Originations held in Portfolio	June 30, 2014	December 31, 2013
Number of Portfolio Companies	17	11
Average Annual EBITDA of Portfolio Companies	$28,502	$42,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.1x	3.9x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.9%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	9.4%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.5%	10.3%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$967,690	33%	$577,357	25%
Opportunistic	692,754	23%	648,496	28%
Broadly Syndicated/Other	1,294,524	44%	1,074,348	47%

Total	$2,954,968	100%	$2,300,201	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,479,639	50%	$1,112,686	48%
Midstream	268,579	9%	288,414	13%
Downstream	4,279	0%	4,256	0%
Power	218,528	8%	159,433	7%
Service & Equipment	983,943	33%	735,412	32%

Total	$2,954,968	100%	$2,300,201	100%

        As of June 30, 2014, we did not "control" and were not an "affiliated person" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, we had two senior secured loan investments with aggregate unfunded commitments of $56,357 and three equity/other investments with aggregate unfunded commitments of $16,722. As of June 30, 2014, these unfunded equity/other investments were BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. As of December 31, 2013, we had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$78,257	3%	$76,865	3%
2	2,769,164	94%	2,160,052	94%
3	107,547	3%	63,284	3%
4	—	—	—	—
5	—	—	—	—

Total	$2,954,968	100%	$2,300,201	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

        We generated investment income of $72,007 and $24,172 for the three months ended June 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $64,206 and $23,239 of cash income earned as well as $7,801 and $933 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended June 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

        Our total expenses were $34,977 and $8,601 for the three months ended June 30, 2014 and 2013, respectively. Our expenses include base management fees attributed to FS Advisor of $14,678 and

$6,654 for the three months ended June 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $1,008 and $544 for the three months ended June 30, 2014 and 2013, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2014, we accrued subordinated incentive fees on income of $10,013 based on the performance of our portfolio. We did not accrue any subordinated incentive fees on income during the three months ended June 30, 2013. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $3,015 based on the performance of our portfolio. During the three months ended June 30, 2013, we reversed $1,621 of capital gains incentive fees previously accrued by us based on the performance of our portfolio.

        We recorded interest expense of $4,096 and $1,415 for the three months ended June 30, 2014 and 2013, respectively, in connection with our credit facilities. For the three months ended June 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $288 and $168, respectively, and fees and expenses incurred with our share transfer agent totaled $660 and $475, respectively. Fees for our board of trustees were $135 and $199 for the three months ended June 30, 2014 and 2013, respectively.

        Our other general and administrative expenses totaled $1,033 and $767 for the three months ended June 30, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended June 30,
	2014	2013
Expenses associated with our independent audit and related fees	$111	$89
Compensation of our chief compliance officer	40	45
Legal fees	225	203
Printing fees	52	263
Insurance expense	57	41
Other	548	126

Total	$1,033	$767

        We generally expect our total expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the three months ended June 30, 2014 and 2013, the ratio of our total expenses to our average net assets was 1.64% and 0.90% respectively. During the three months ended June 30, 2014 and 2013, our ratio of total expenses to average net assets included $4,096 and $1,415, respectively, related to interest expense, $13,028 and $(1,621), respectively, related to accruals for (or reversals of previously accrued) incentive fees and $51 and $0, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 0.83% and 0.92% for the three months ended June 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the three months ended June 30, 2014 and 2013, we did not accrue any reimbursements from Franklin Square Holdings, and we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the three months ended June 30, 2013, we paid $99 in expense recoupments to Franklin Square Holdings. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $37,030 ($0.17 per share) and $15,571 ($0.16 per share) for the three months ended June 30, 2014 and 2013, respectively. The increase in net investment income for the three months ended June 30, 2014 was primarily driven by the growth of our portfolio over the past year and an increase in the amount of income received from directly originated and opportunistic investments. However, our net investment income on a per share basis remained relatively unchanged, as these benefits were offset by increases in accruals for incentive fees during the period.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $109,225 and $247,228, respectively, during the three months ended June 30, 2014, from which we realized a net gain of $2,411. We realized a net gain of $31 from settlements on foreign currency during the three months ended June 30, 2014. We sold investments and received principal repayments of $211,018 and $101,563, respectively, during the three months ended June 30, 2013, from which we realized a net gain of $3,760. During the three months ended June 30, 2013, we earned $9,817 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended June 30, 2014 and 2013, the net change in unrealized appreciation (depreciation) on investments totaled $12,697 and $(15,946), respectively, and the net change in unrealized gain (loss) on foreign currency was $(50) and $(25), respectively. The net change in unrealized appreciation (depreciation) on our TRS for the three months ended June 30, 2013 was $(5,731). The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2014 was primarily driven by the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2013 was primarily driven by a general widening of credit spreads during the second quarter of 2013 and the termination of our TRS, which converted unrealized gains as of March 31, 2013 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended June 30, 2014 and 2013, the net increase (decrease) in net assets resulting from operations was $52,119 ($0.24 per share) and $7,446 ($0.07 per share), respectively.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues

        We generated investment income of $128,563 and $45,083 for the six months ended June 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $116,416 and $43,751 of cash income earned as well as $12,147 and $1,332 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the six months ended June 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

        Our total expenses were $65,245 and $20,553 for the six months ended June 30, 2014 and 2013, respectively. Our expenses include base management fees attributed to FS Advisor of $27,545 and $11,365 for the six months ended June 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $1,943 and $997 for the six months ended June 30, 2014 and 2013, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2014 and 2013, we accrued subordinated incentive fees on income of $14,623 and $753, respectively, based on the performance of our portfolio. During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $8,580 and $1,989, respectively, based on the performance of our portfolio, of which $7,559 and $(33), respectively, was based on unrealized gains (or a decline in unrealized gains) and $1,021 and $2,022, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $8,433 and $2,657 for the six months ended June 30, 2014 and 2013, respectively, in connection with our credit facilities. For the six months ended June 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $554 and $308, respectively, and fees and expenses incurred with our share transfer agent totaled $1,307 and $875, respectively. Fees for our board of trustees were $416 and $399 for the six months ended June 30, 2014 and 2013, respectively.

        Our other general and administrative expenses totaled $1,737 and $1,210 for the six months ended June 30, 2014 and 2013, respectively, and consisted of the following:

	Six Months Ended June 30,
	2014	2013
Expenses associated with our independent audit and related fees	$205	$164
Compensation of our chief compliance officer	60	55
Legal fees	468	403
Printing fees	141	277
Insurance expense	113	70
Other	750	241

Total	$1,737	$1,210

        We generally expect our total expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the six months ended June 30, 2014 and 2013, the ratio of our total expenses to our average net assets was 3.29% and 2.46% respectively. During the six months ended June 30, 2014 and 2013, our ratio of total expenses to average net assets included $8,433 and $2,657, respectively, related to interest expense, $23,203 and $2,742, respectively, related to accruals for incentive fees and $107 and $0, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 1.69% and 1.81% for the six months ended June 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the six months ended June 30, 2014 and 2013, we did not accrue any reimbursements from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment by us in the future. During the six months ended June 30, 2014 and 2013, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the six months ended June 30, 2013, we paid $1,083 in expense recoupments to Franklin Square Holdings. As of June 30, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $63,318 ($0.31 per share) and $24,530 ($0.28 per share) for the six months ended June 30, 2014 and 2013, respectively. The change in net investment income on a per share basis for the six months ended June 30, 2014 was primarily driven by an increase in the amount of income received from directly originated and opportunistic investments, which was offset to some extent by increases in accruals for incentive fees during the period.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $192,754 and $267,682, respectively, during the six months ended June 30, 2014, from which we realized a net gain of $4,691. We realized a net loss of $507 from settlements on foreign currency during the six months ended June 30, 2014. We sold investments and received principal repayments of $212,828 and $135,645, respectively, during the six months ended June 30, 2013, from which we realized a net gain of $3,421. During the six months ended June 30, 2013, we earned $12,736 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net gain of $10 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the six months ended June 30, 2014 and 2013, the net change in unrealized appreciation (depreciation) on investments totaled $38,718 and $(3,079), respectively, and the net change in unrealized gain (loss) on foreign currency was $31 and $(30), respectively. The net change in unrealized appreciation (depreciation) on our TRS for the six months ended June 30, 2013 was $(3,141). The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2014 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2013 was primarily driven by a general widening of credit spreads during the second quarter of 2013 and the termination of our TRS, which converted unrealized gains as of December 31, 2012 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the six months ended June 30, 2014 and 2013, the net increase (decrease) in net assets resulting from operations was $106,251 ($0.52 per share) and $34,447 ($0.39 per share), respectively.

Financial Condition, Liquidity and Capital Resources

        As of June 30, 2014, we had $142,571 in cash, which is held in a custodial account, and $155,000 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of June 30, 2014:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%	$145,000	$55,000	March 27, 2015	(1)
Citibank Credit Facility	Revolving	L + 2.50%	$175,000	—	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	$100,000	June 11, 2015
Natixis Credit Facility	Revolving	CP + 2.25% (2)	$150,000	—	July 11, 2023

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

        For additional information regarding our outstanding financing facilities as of June 30, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

        During the six months ended June 30, 2014, we sold 60,600,780 common shares for gross proceeds of $648,113 at an average price per share of $10.69. The gross proceeds received during the six months ended June 30, 2014 include reinvested shareholder distributions of $48,357, for which we issued 4,940,721 common shares. During the six months ended June 30, 2014, we also incurred offering costs of $3,131 in connection with the sale of our common shares, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $55,288 for the six months ended June 30, 2014. These sales commissions and fees include $10,646 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through July 29, 2014, we have sold 242,924,123 common shares (as adjusted for share distributions) for gross proceeds of $2,536,600. As of July 29, 2014, we have raised total gross proceeds of $2,556,804, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011. As of July 29, 2014, we have sold an aggregate of 3,557,918 common shares (as adjusted for share distributions) for aggregate gross proceeds of $32,143 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the six months ended June 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557

        On July 2, 2014, we repurchased 401,302 common shares (representing 100% of common shares tendered for repurchase) at $9.90 per share for aggregate consideration totaling $3,973.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of July 29, 2014, we have sold an aggregate of 3,557,918 common shares (as adjusted for share distributions) for aggregate gross proceeds of $32,143 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2014 and 2013 represented a return of capital.

        We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the six months ended June 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323

        On June 11, 2014, our board of trustees determined to increase the amount of the regular weekly cash distributions payable to shareholders of record from $0.012793 per share to $0.013625 per share and declared regular weekly cash distributions for July 2014 through September 2014. On August 6, 2014, our board of trustees declared regular weekly cash distributions for October 2014 through December 2014. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the six months ended June 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the six months ended June 30, 2013. During the six months ended June 30, 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common shares during the six months ended June 30, 2014 and 2013:

Six Months Ended June 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	64,746	100%	29,182	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$64,746	100%	$29,182	100%

(1)
During the six months ended June 30, 2014 and 2013, 90.6% and 97.0%, respectively, of our gross investment income was attributable to cash income earned, 4.6% and 3.0%, respectively, was attributable to non-cash accretion of discount and 4.8% and 0.0%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the six months ended June 30, 2014 and 2013 was $66,634 and $29,543, respectively. As of June 30, 2014 and December 31, 2013, we had $21,184 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding share distributions declared on our common shares and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2014 and 2013.

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

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of trustees may use independent third-party pricing or valuation services. However, our board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and retains the discretion to use any relevant data, including information obtained from FS Advisor or any independent third-party valuation or pricing service, that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of trustees may consider when valuing our debt and equity investments.

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

        Our board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

        When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of trustees will subsequently value these warrants or other equity securities received at fair value.

        The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

        Our investments as of June 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Fourteen senior secured loan investments, one senior secured bond investment and one subordinated debt investment were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One subordinated debt investment, which was newly-issued and purchased near June 30, 2014, was valued at cost, as our board of trustees determined that the cost of such investment was the best indication of its fair value.

        Our investments as of December 31, 2013 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as our board of trustees determined that the cost of each such investment was the best indication of its fair value.

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers or where our board of trustees otherwise determines that the use of such other method is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

        Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized and the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2014 and 2013, we incurred $14,678 and $6,654, respectively, in base management fees and $1,008 and $544, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2014 and 2013, we incurred $27,545 and $11,365, respectively, in base management fees and $1,943 and $997, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended June 30, 2014 and 2013, we accrued subordinated incentive fees on income of $10,013 and $0, respectively, based on the performance of our portfolio. During the six months ended June 30, 2014 and 2013, we accrued subordinated incentive fees on income of $14,623 and $753, respectively, based on the performance of our portfolio and paid FS Advisor $11,396 and $753, respectively, in respect of such fees. As of June 30, 2014, a subordinated incentive fee on income of $10,013 was payable to FS Advisor. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $3,015 based on the performance of our portfolio. During the three months ended June 30, 2013, we reversed $1,621 of capital gains incentive fees previously accrued. During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $8,580 and $1,989, respectively, based on the performance of our portfolio, of which $7,559 and $(33), respectively, was based on unrealized gains (or a decline in unrealized gains) and $1,021 and $2,022, respectively, was based on realized gains. We paid FS Advisor $2,857 and $953, respectively, in capital gains incentive fees during the six months ended June 30, 2014 and 2013. As of June 30, 2014, we had accrued $19,573 in capital gains incentive fees, of which $18,552 was based on unrealized gains and $1,021 was based on realized gains.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Citibank credit facility, the Deutsche Bank credit facility and the Natixis credit facility at June 30, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$145,000	$145,000	—	—	—
Citibank Credit Facility(2)	$175,000	$43,750	$131,250	—	—
Deutsche Bank Credit Facility(3)	$240,000	$240,000	—	—	—
Natixis Credit Facility(4)	$150,000	—	—	—	$150,000

(1)
At June 30, 2014, $55,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At June 30, 2014, no amounts remained unused under the Citibank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015. Amounts due on the facility will begin to amortize on November 24, 2014.

(3)
At June 30, 2014, $100,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2015.

(4)
At June 30, 2014, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our investment operations. Base management fees are paid on a quarterly basis in arrears.

        The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

        Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, we satisfied the minimum offering requirement. During the six months ended June 30, 2014 and 2013, Franklin Square Holdings did not fund any of our offering and organization costs, and we did not pay any reimbursements to FS Advisor and its affiliates for offering and organization costs previously funded.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$14,678	$6,654	$27,545	$11,365
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$3,015	$(1,621)	$8,580	$1,989
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$10,013	$—	$14,623	$753
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,008	$544	$1,943	$997
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$5,608	$4,747	$10,646	$8,922

(1)
During the six months ended June 30, 2014 and 2013, $23,618 and $8,233, respectively, in base management fees were paid to FS Advisor. As of June 30, 2014, $14,678 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $8,580 and $1,989, respectively, based on the performance of our portfolio, of which $7,559 and $(33), respectively, was based on unrealized gains (or a decline in unrealized gains) and $1,021 and $2,022, respectively, was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FS Advisor $2,857 and $953 in capital gains incentive fees during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had accrued capital gains incentive fees of $19,573, of which $18,552 was based on unrealized gains and $1,021 was based on realized gains.

(3)
During the six months ended June 30, 2014 and 2013, $11,396 and $753, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2014, a subordinated incentive fee on income of $10,013 was payable to FS Advisor.

(4)
During the six months ended June 30, 2014 and 2013, $1,794 and $857, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $900 and $757, respectively, in administrative services expenses to FS Advisor during the six months ended June 30, 2014 and 2013.

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

Recent Developments

        During the period from July 1, 2014 to July 29, 2014, we sold 10,673,968 common shares for gross proceeds of $116,447 at an average price per share of $10.91.

        On July 1, 2014, we increased our public offering price from $10.95 to $11.00 per share, effective as of our July 2, 2014 weekly closing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, 60.4% of our portfolio investments (based on fair value) paid variable interest rates, 34.4% paid fixed interest rates, 2.9% were income producing equity or other investments and the remainder (2.3%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the BNP facility, the Citibank credit facility, the Deutsche Bank credit facility and the Natixis credit facility, Berwyn Funding, EP Funding, FSEP Funding and Energy Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rate	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(53)	$(1,721)	$1,668	0.7%
No change	—	—	—	—
Up 100 basis points	1,795	6,883	(5,088)	(2.2)%
Up 300 basis points	34,375	20,650	13,725	5.9%
Up 500 basis points	69,167	34,416	34,751	14.9%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2014 and 2013, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.    Risk Factors.

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our additional filings with the SEC before making an investment in our common shares.

Risks Related to Our Business and Structure

Pending legislation may allow us to incur additional leverage.

        As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in our common shares may increase.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended June 30, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2014	158,723	$9.81	158,723	(1)
May 1 to May 31, 2014	—	—	—	—
June 1 to June 30, 2014	—	—	—	—

Total	158,723	$9.81	158,723	(1)

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
10.15
Amended and Restated Credit Agreement, dated as of June 11, 2014, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 17, 2014.)
10.16
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
10.19
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.20
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

10.22	Amended and Restated Confirmation Letter Agreement, dated as of May 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.17 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.23
Amended and Restated Confirmation Letter Agreement, dated as of October 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 12, 2012.)
10.24
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.25
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
10.28
Investment Management Agreement, dated as of May 24, 2013, by and between FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.29
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
10.32
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)
10.33
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

10.36		Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2014.

FS ENERGY AND POWER FUND
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)