Form 10-Q
period 2014-09-30
FS Energy & Power Fund
filed 2014-11-14
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-6822130 (I.R.S. Employer Identification No.)
Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania (Address of principal executive office)	19104 (Zip Code)

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

        The issuer had 277,842,855 common shares of beneficial interest outstanding as of October 28, 2014.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$3,266,100 and $2,249,954, respectively)	$3,304,424	$2,300,201
Cash	90,392	91,084
Receivable for investments sold and repaid	8,911	8,306
Interest receivable	40,700	25,467
Receivable for common shares purchased	176	135
Deferred financing costs	5,713	3,445
Prepaid expenses and other assets	90	21

Total assets	$3,450,406	$2,428,659

Liabilities
Payable for investments purchased	$54,564	$81,509
Credit facilities payable	731,000	624,174
Repurchase agreement payable(1)	14,063	—
Shareholder distributions payable	17,909	10,700
Management fees payable	16,513	10,751
Accrued capital gains incentive fees(2)	9,596	13,850
Subordinated income incentive fees payable(2)	5,307	6,786
Administrative services expense payable	1,383	418
Interest payable	2,201	2,005
Trustees' fees payable	224	251
Other accrued expenses and liabilities	3,360	1,978

Total liabilities	856,120	752,422

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 267,828,475 and 173,532,259 shares issued and outstanding, respectively	268	174
Capital in excess of par value	2,543,905	1,622,893
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	4,938	10,898
Accumulated undistributed (distributions in excess of) net investment income(4)	6,866	(7,946)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	38,309	50,218

Total shareholders' equity	2,594,286	1,676,237

Total liabilities and shareholders' equity	$3,450,406	$2,428,659

Net asset value per common share at period end	$9.69	$9.66

(1)
See Note 8 for a discussion of the Company's repurchase transaction.

(2)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)
See Note 9 for a discussion of the Company's commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income
Interest income	$68,699	$30,873	$181,418	$72,061
Fee income	3,922	4,718	19,766	8,613

Total investment income	72,621	35,591	201,184	80,674

Operating expenses
Management fees	16,513	8,722	44,058	20,087
Capital gains incentive fees(1)	(9,977)	1,861	(1,397)	3,850
Subordinated income incentive fees(1)	5,307	98	19,930	851
Administrative services expenses	1,019	605	2,962	1,602
Share transfer agent fees	667	525	1,974	1,400
Accounting and administrative fees	209	201	763	509
Interest expense	4,776	2,755	13,209	5,412
Trustees' fees	213	200	629	599
Other general and administrative expenses	668	612	2,405	1,822

Total operating expenses	19,395	15,579	84,533	36,132
Income taxes	56	435	163	435

Total expenses	19,451	16,014	84,696	36,567

Net investment income	53,170	19,577	116,488	44,107

Realized and unrealized gain/loss
Net realized gain (loss) on investments	809	660	5,500	4,081
Net realized gain (loss) on total return swap(2)	—	—	—	12,736
Net realized gain (loss) on foreign currency	(55)	(21)	(562)	(11)
Net change in unrealized appreciation (depreciation) on investments	(50,641)	8,670	(11,923)	5,591
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	—	—	(3,141)
Net change in unrealized gain (loss) on foreign currency	(17)	20	14	(10)

Total net realized and unrealized gain/loss on investments	(49,904)	9,329	(6,971)	19,246

Net increase (decrease) in net assets resulting from operations	$3,266	$28,906	$109,517	$63,353

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.01	$0.23	$0.50	$0.63

Weighted average shares outstanding	252,878,585	126,833,608	220,299,828	100,927,426

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operations
Net investment income	$116,488	$44,107
Net realized gain (loss) on investments, total return swap and foreign currency(1)	4,938	16,806
Net change in unrealized appreciation (depreciation) on investments	(11,923)	5,591
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	(3,141)
Net change in unrealized gain (loss) on foreign currency	14	(10)

Net increase (decrease) in net assets resulting from operations	109,517	63,353

Shareholder distributions(2)
Distributions from net investment income	(101,676)	(49,654)
Distributions from net realized gain on investments	(10,898)	—

Net decrease in net assets resulting from shareholder distributions	(112,574)	(49,654)

Capital share transactions
Issuance of common shares(3)	866,224	723,121
Reinvestment of shareholder distributions(3)	67,393	33,607
Repurchases of common shares(3)	(7,223)	(1,761)
Offering costs	(5,288)	(3,700)

Net increase in net assets resulting from capital share transactions	921,106	751,267

Total increase in net assets	918,049	764,966
Net assets at beginning of period	1,676,237	602,889

Net assets at end of period	$2,594,286	$1,367,855

Accumulated undistributed (distributions in excess of) net investment income(2)	$6,866	$(8,901)

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the nine months ended September 30, 2014 and 2013.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$109,517	$63,353
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,734,596)	(1,482,687)
Paid-in-kind interest	(9,570)	(700)
Proceeds from sales and repayments of investments	741,890	586,429
Net realized (gain) loss on investments	(5,500)	(4,081)
Net change in unrealized (appreciation) depreciation on investments	11,923	(5,591)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	3,141
Accretion of discount	(8,370)	(2,601)
Amortization of deferred financing costs	1,315	660
(Increase) decrease in due from counterparty	—	56,876
(Increase) decrease in receivable for investments sold and repaid	(605)	(9,670)
(Increase) decrease in interest receivable	(15,233)	(10,285)
(Increase) decrease in receivable due on total return swap(1)	—	329
(Increase) decrease in prepaid expenses and other assets	(69)	116
Increase (decrease) in payable for investments purchased	(26,945)	10,648
Increase (decrease) in management fees payable	5,762	5,180
Increase (decrease) in expense recoupment payable to sponsor(2)	—	(1,083)
Increase (decrease) in accrued capital gains incentive fees	(4,254)	2,897
Increase (decrease) in subordinated income incentive fees payable	(1,479)	98
Increase (decrease) in administrative services expense payable	965	409
Increase (decrease) in interest payable	196	1,450
Increase (decrease) in trustees' fees payable	(27)	219
Increase (decrease) in other accrued expenses and liabilities	1,382	582

Net cash used in operating activities	(933,698)	(784,311)

Cash flows from financing activities
Issuance of common shares	866,183	723,162
Reinvestment of shareholder distributions	67,393	33,607
Repurchases of common shares	(7,223)	(1,761)
Offering costs	(5,288)	(3,700)
Shareholder distributions	(105,365)	(53,003)
Borrowings under credit facilities(3)	106,826	259,768
Borrowings under repurchase agreement(4)	14,063	—
Deferred financing costs paid	(3,583)	(3,801)

Net cash provided by financing activities	933,006	954,272

Total increase (decrease) in cash	(692)	169,961
Cash at beginning of period	91,084	48,986

Cash at end of period	$90,392	$218,947

Supplemental disclosure
Excise and state taxes paid	$264	$—

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 4 for a discussion of expense recoupments paid by the Company to its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's credit facilities. During the nine months ended September 30, 2014 and 2013, the Company paid $11,698 and $3,302, respectively, in interest expense on the credit facilities.

(4)
See Note 8 for a discussion of the Company's repurchase transaction. During the nine months ended September 30, 2014, the Company did not pay any interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—32.2%
Allied Wireline Services, LLC	(h)(j)(k)	Service & Equipment	L+800	1.5%	2/28/19	$107,250	$105,671	$107,250
Alon USA Partners, L.P.	(g)(j)(m)	Downstream	L+800	1.3%	11/26/18	7,250	7,502	7,395
AP Exhaust Acquisition, LLC	(h)	Service & Equipment	L+775	1.5%	1/16/21	15,000	15,000	14,850
Astoria Generating Co.	(g)(h)	Power	L+700	1.5%	10/26/17	25,218	25,985	25,722
Atlas Energy, L.P.	(g)(m)	Midstream	L+550	1.0%	7/31/19	5,500	5,455	5,548
Azure Midstream Energy LLC	(g)	Midstream	L+550	1.0%	11/15/18	12,994	12,827	12,896
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	19,000	19,000	19,000
BBH Operating LLC	(e)	Upstream	Prime+500	3.3%	2/26/15	11,000	11,000	11,000
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	20,421	17,566	19,681
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	38,292	33,424	36,904
Boomerang Tube, LLC	(f)(g)	Service & Equipment	L+950	1.5%	10/11/17	18,846	18,691	16,914
Cactus Wellhead, LLC	(g)(h)(j)(k)	Service & Equipment	L+600	1.0%	7/31/20	52,500	51,470	51,713
Crestwood Holdings LLC	(g)(h)(k)	Midstream	L+600	1.0%	6/19/19	32,671	32,833	33,111
EnergySolutions, LLC	(f)(g)	Service & Equipment	L+575	1.0%	5/29/20	21,764	21,350	22,131
EP Acquisition LLC		Upstream	Prime+500	3.3%	3/31/15	750	750	752
FR Dixie Acquisition Corp.	(g)	Service & Equipment	L+475	1.0%	12/18/20	10,199	10,211	10,214
FR Utility Services LLC	(g)	Service & Equipment	L+575	1.0%	10/18/19	15,047	14,950	15,122
Harvey Gulf International Marine, LLC	(g)	Service & Equipment	L+450	1.0%	6/18/20	7,915	7,828	7,808
Hudson Products Holdings Inc.	(g)	Service & Equipment	L+400	1.0%	3/15/19	5,778	5,765	5,734
Industrial Group Intermediate Holdings, LLC	(j)	Service & Equipment	L+800	1.3%	5/31/20	14,924	14,924	14,924
Larchmont Resources, LLC	(g)(j)(l)	Upstream	L+725	1.0%	8/7/19	21,421	21,423	21,796
MB Precision Holdings LLC	(h)	Service & Equipment	L+725	1.3%	1/23/20	13,399	13,399	13,265
McJunkin Red Man Corp.	(g)(m)	Service & Equipment	L+400	1.0%	11/8/19	1,773	1,773	1,776
Moxie Liberty LLC	(g)(h)(k)	Power	L+650	1.0%	8/21/20	32,432	32,568	33,162
Moxie Patriot LLC	(k)	Power	L+575	1.0%	12/19/20	2,000	2,042	2,045
NES Global Talent Finance US LLC	(g)(m)	Service & Equipment	L+550	1.0%	10/3/19	10,794	10,606	10,740
Panda Sherman Power, LLC	(f)(g)(h)	Power	L+750	1.5%	9/14/18	16,872	17,186	17,262
Panda Temple Power, LLC (TLA)	(k)	Power	L+700	1.5%	7/17/18	13,949	13,790	14,254
Panda Temple Power, LLC (TLB)	(g)(h)(k)	Power	L+1000	1.5%	7/17/18	40,000	39,418	41,000
Panda Temple Power II, LLC	(g)(h)	Power	L+600	1.3%	4/3/19	23,809	24,299	24,404
PeroxyChem LLC	(h)(k)	Service & Equipment	L+650	1.0%	2/28/20	13,930	13,781	14,139
ProPetro Services, Inc.	(j)	Service & Equipment	L+625	1.0%	9/30/19	8,550	8,507	8,550
RGL Reservoir Operations Inc.	(g)(m)	Service & Equipment	L+500	1.0%	8/13/21	9,143	8,872	9,070
Southcross Holdings Borrower LP	(g)(j)(l)	Midstream	L+500	1.0%	8/4/21	19,000	18,906	19,000

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sprint Industrial Holdings LLC	(h)	Service & Equipment	L+575	1.3%	11/14/19	$14,812	$14,796	$14,849
Stallion Oilfield Holdings, Inc.	(f)(g)(h)(j)(k)	Service & Equipment	L+675	1.3%	6/19/18	63,703	63,585	64,459
Swift Worldwide Resources US Holdings Corp.	(h)(k)	Service & Equipment	L+800	1.3%	4/30/19	59,811	59,811	59,212
Tervita Corp.	(g)(h)(m)	Service & Equipment	L+500	1.3%	5/15/18	18,946	18,780	18,884
Total Safety U.S., Inc.	(g)(l)	Service & Equipment	L+450	1.3%	3/13/20	4,405	4,465	4,399
TPF II LC, LLC	(g)(h)	Power	L+550	1.0%	8/21/19	17,543	17,570	17,872
Wastequip, LLC	(g)	Service & Equipment	L+450	1.0%	8/9/19	8,705	8,732	8,723
Willbros Group, Inc.	(g)(h)(m)	Service & Equipment	L+975	1.3%	8/7/19	22,022	21,402	22,279

Total Senior Secured Loans—First Lien							867,913	879,809
Unfunded Loan Commitments							(44,424)	(44,424)

Net Senior Secured Loans—First Lien							823,489	835,385

Senior Secured Loans—Second Lien—40.2%
Alison US LLC	(f)(m)	Service & Equipment	L+850	1.0%	8/29/22	22,222	21,336	21,583
American Energy - Marcellus, LLC	(g)	Upstream	L+750	1.0%	8/4/21	10,000	9,853	9,942
American Energy - Utica, LLC	(h)(k)	Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	120,965	120,965	121,570
American Energy - Utica, LLC		Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	82,142	82,142	82,553
Ameriforge Group Inc.	(f)(h)(k)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,536	36,489
BlackBrush Oil & Gas, L.P.	(f)(j)	Upstream	L+650	1.0%	7/30/21	26,549	26,350	26,217
Brock Holdings III, Inc.	(f)(h)(k)	Service & Equipment	L+825	1.8%	3/16/18	34,605	34,844	34,086
Chief Exploration & Development LLC	(j)(k)	Upstream	L+650	1.0%	5/16/21	19,576	19,491	19,613
Consolidated Precision Products Corp.	(f)(g)(h)(k)	Service & Equipment	L+775	1.0%	4/30/21	33,500	33,349	33,636
Drew Marine Group Inc.	(h)(k)(m)	Service & Equipment	L+700	1.0%	5/19/21	10,000	9,978	10,050
Emerald Performance Materials, LLC	(k)	Downstream	L+675	1.0%	8/1/22	5,319	5,293	5,299

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Extraction Oil & Gas Holdings, LLC	(j)(k)	Upstream	11.0%		5/29/19	$74,186	$74,186	$76,041
Extraction Oil & Gas Holdings, LLC	(k)	Upstream	10.0%		5/29/19	18,711	18,711	18,711
Fieldwood Energy LLC	(f)(j)(k)(l)	Upstream	L+713	1.3%	9/30/20	41,047	42,144	41,262
Filtration Group Corp.	(g)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,607	2,641
Horn Intermediate Holdings, Inc.	(h)	Service & Equipment	L+775	1.3%	10/2/18	67,500	67,500	66,825
Husky Injection Molding Systems Ltd.	(f)(m)	Service & Equipment	L+625	1.0%	6/30/22	8,000	8,047	7,840
Jonah Energy LLC	(j)(k)	Upstream	L+650	1.0%	5/8/21	25,685	25,316	25,492
MD America Energy, LLC	(f)(g)(h)(k)	Upstream	L+850	1.0%	8/4/19	75,000	71,343	73,344
Neff Rental LLC	(f)(k)	Service & Equipment	L+625	1.0%	6/9/21	21,595	21,615	21,702
Oxbow Carbon LLC	(h)	Midstream	L+700	1.0%	1/19/20	15,000	14,870	15,113
P2 Upstream Acquisition Co.	(f)(h)(k)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,911	32,925
Power Buyer, LLC	(g)	Service & Equipment	L+725	1.0%	11/6/20	2,500	2,521	2,438
Templar Energy LLC	(f)(h)(j)(k)(l)	Upstream	L+750	1.0%	11/25/20	89,923	88,133	87,338
Total Safety U.S., Inc.	(g)(h)	Service & Equipment	L+800	1.3%	9/13/20	14,795	15,021	14,500
UTEX Industries, Inc.	(g)(h)(k)(l)	Service & Equipment	L+725	1.0%	5/20/22	39,192	39,224	39,461
Vantage Energy II, LLC		Upstream	L+750	1.0%	5/8/17	85,000	85,000	85,000
Vantage Energy, LLC	(j)(k)	Upstream	L+750	1.0%	12/20/18	30,462	30,263	30,386

Total Senior Secured Loans—Second Lien							1,039,549	1,042,057

Senior Secured Bonds—7.4%
Erickson Air-Crane Inc.	(f)(i)	Service & Equipment	8.3%		5/1/20	11,987	12,467	11,478
FourPoint Energy, LLC	(j)	Upstream	8.5%		12/31/20	74,250	65,163	65,154
Gastar Exploration USA, Inc.	(i)(m)	Upstream	8.6%		5/15/18	22,000	21,519	22,908
Globe Luxembourg SCA	(f)(m)	Service & Equipment	9.6%		5/1/18	10,000	9,690	10,713
Light Tower Rentals, Inc.	(j)	Service & Equipment	8.1%		8/1/19	10,600	10,718	10,600
Mirant Mid-Atlantic Trust	(f)(i)	Power	10.1%		12/30/28	33,087	37,100	37,057
Permian Tank & Manufacturing, Inc.	(g)	Service & Equipment	10.5%		1/15/18	4,000	4,076	4,100
Prince Mineral Holding Corp.	(i)	Service & Equipment	11.5%		12/15/19	16,500	17,945	18,563
Ryerson Inc.	(f)(g)	Service & Equipment	9.0%		10/15/17	2,300	2,368	2,435
Tervita Corp.	(h)(i)(m)	Service & Equipment	8.0%		11/15/18	8,500	8,614	8,539

Total Senior Secured Bonds							189,660	191,547

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Subordinated Debt—40.1%
Alta Mesa Holdings, L.P.	(f)(i)	Upstream	9.6%		10/15/18		$36,616	$36,549	$38,081
American Energy - Woodford, LLC	(i)	Upstream	9.0%		9/15/22		10,500	10,070	9,804
Atlas Energy Holdings Operating Co., LLC	(f)(i)(m)	Upstream	7.8%		1/15/21		21,450	20,687	21,343
Atlas Energy Holdings Operating Co., LLC	(i)(m)	Upstream	9.3%		8/15/21		2,563	2,761	2,653
Brand Energy & Infrastructure Services, Inc.	(f)(i)	Service & Equipment	8.5%		12/1/21		25,000	25,000	25,188
BWAY Holding Co.	(f)	Service & Equipment	9.1%		8/15/21		3,100	3,081	3,100
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25		15,100	15,100	14,724
Chaparral Energy Inc.	(f)	Upstream	8.3%		9/1/21		2,000	2,054	2,120
Chaparral Energy Inc.	(f)(g)	Upstream	7.6%		11/15/22		15,225	16,279	15,893
CHC Helicopter S.A.	(f)(i)(m)	Service & Equipment	9.4%		6/1/21		12,500	12,709	13,321
Clayton Williams Energy, Inc.	(i)(m)	Upstream	7.8%		4/1/19		9,300	9,288	9,611
Compressco Partners, LP	(f)(i)(m)	Service & Equipment	7.3%		8/15/22		20,000	19,826	20,150
Comstock Resources, Inc.	(f)(m)	Upstream	9.5%		6/15/20		5,000	4,814	5,462
Crestwood Midstream Partners L.P.	(i)(m)	Midstream	6.1%		3/1/22		5,500	5,500	5,540
Crew Energy Inc.	(i)(m)(t)	Upstream	8.4%		10/21/20	C$	10,706	11,505	11,349
CrownRock, L.P.	(f)(i)	Upstream	7.1%		4/15/21		$37,500	37,500	38,625
Diamondback Energy, Inc.	(i)(m)	Upstream	7.6%		10/1/21		5,500	5,500	5,955
Energy XXI Gulf Coast, Inc.	(i)(m)	Upstream	7.5%		12/15/21		4,000	3,982	3,972
Energy XXI Gulf Coast, Inc.	(i)(l)(m)	Upstream	9.3%		12/5/17		2,000	2,080	2,066
EP Energy LLC	(f)(m)	Upstream	7.8%		9/1/22		6,600	6,621	6,980
Era Group Inc.	(f)(m)	Service & Equipment	7.8%		12/15/22		7,750	7,635	8,176
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20		19,250	19,804	20,924
Gardner Denver, Inc.	(f)	Service & Equipment	6.9%		8/15/21		8,948	9,441	9,015
GenOn Energy, Inc.	(f)(i)	Power	9.9%		10/15/20		40,698	43,005	42,424
Global Jet Capital, Inc.		Service & Equipment	8.0% PIK (8.0% Max PIK)		11/1/14		313	313	313
Global Partners L.P.	(f)(i)(m)	Midstream	6.3%		7/15/22		85,000	85,000	83,685
Hercules Offshore, Inc.	(f)(m)	Service & Equipment	8.8%		7/15/21		2,425	2,425	2,126

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
The Hillman Group, Inc.	(f)	Service & Equipment	6.4%		7/15/22	$5,000	$5,024	$4,850
Ithaca Energy Inc.	(i)(m)	Upstream	8.1%		7/1/19	2,000	2,000	1,956
Jones Energy, Inc.	(i)	Upstream	6.8%		4/1/22	17,000	17,000	17,028
Jupiter Resources Inc.	(f)(i)(m)	Upstream	8.5%		10/1/22	60,000	57,494	53,738
The Kenan Advantage Group, Inc.	(f)(i)	Service & Equipment	8.4%		12/15/18	18,000	18,470	18,810
Legacy Reserves L.P.	(f)(i)(m)	Upstream	6.6%		12/1/21	14,000	13,822	13,717
Legacy Reserves L.P.	(f)(m)	Upstream	8.0%		12/1/20	16,750	16,449	17,461
Lightstream Resources Ltd.	(f)(i)(m)	Upstream	8.6%		2/1/20	43,745	44,269	42,863
Lonestar Resources America Inc.	(i)	Upstream	8.8%		4/15/19	21,500	21,621	21,255
Martin Midstream Partners L.P.	(f)(l)(m)	Midstream	7.3%		2/15/21	18,607	19,191	18,654
Memorial Production Partners L.P.	(i)(m)	Upstream	7.6%		5/1/21	7,000	6,810	6,999
Memorial Production Partners L.P.	(i)(m)	Upstream	6.9%		8/1/22	12,500	12,278	11,926
The Pantry Inc.	(f)(m)	Service & Equipment	8.4%		8/1/20	250	270	264
Pinnacle Operating Corp.	(i)	Service & Equipment	9.0%		11/15/20	2,500	2,500	2,688
QR Energy, L.P.	(f)(i)(m)	Upstream	9.3%		8/1/20	25,030	25,549	28,479
Resolute Energy Corp.	(i)(m)	Upstream	8.5%		5/1/20	6,230	6,563	6,248
Rex Energy Corp.	(i)(m)	Upstream	8.9%		12/1/20	14,000	14,009	15,162
Rex Energy Corp.	(i)(m)	Upstream	6.3%		8/1/22	5,300	5,300	5,161
Rice Energy Inc.	(i)	Upstream	6.3%		5/1/22	3,270	3,270	3,201
RKI Exploration & Production, LLC	(f)	Upstream	8.5%		8/1/21	34,100	34,121	35,251
Samson Investment Co.	(f)(i)(l)	Upstream	9.8%		2/15/20	37,500	36,292	33,234
Sanchez Energy Corp.	(i)(m)	Upstream	7.8%		6/15/21	14,500	14,257	15,585
SandRidge Energy, Inc.	(i)(l)(m)	Upstream	8.8%		1/5/20	2,307	2,370	2,387
SemGroup Corp.	(f)(m)	Midstream	7.5%		6/15/21	9,400	9,400	9,917
Sidewinder Drilling Inc.	(i)	Service & Equipment	9.8%		11/15/19	20,125	20,211	20,226
Silver II US Holdings, LLC	(f)	Service & Equipment	7.8%		12/15/20	1,835	1,972	1,904
Summit Midstream Holdings, LLC	(f)(m)	Midstream	7.5%		7/1/21	1,000	1,000	1,080
Swift Energy Co.	(f)(i)(m)	Upstream	7.9%		3/1/22	20,000	20,048	19,997
Talos Production LLC	(f)(i)	Upstream	9.8%		2/15/18	43,250	43,270	45,158
Teine Energy Ltd.	(i)(m)	Upstream	6.9%		9/30/22	17,900	17,763	17,525
Tenrgys, LLC	(j)(k)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	75,000
Warren Resources, Inc.	(f)(i)(m)	Upstream	9.0%		8/1/22	38,900	38,362	38,414
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	11,800	12,030	12,154

Total Subordinated Debt							1,036,514	1,040,892

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—7.5%(n)
Allied Downhole Technologies, LLC, Common Equity	(o)(p)	Service & Equipment	6,600,000	$6,600	$11,220
Allied Downhole Technologies, LLC, Warrants	(o)(p)	Service & Equipment	5,344,680	1,865	5,024
American Energy Ohio Holdings, LLC, Common Equity	(p)(q)	Upstream	14,900,000	14,900	14,900
AP Exhaust Holdings, LLC, Common Equity	(o)(p)	Service & Equipment	811	811	657
BBH Operating LLC, Common Equity	(p)(r)	Upstream	1,000	1,000	1,469
BL Sand Hills Unit, L.P., Net Profits Interest	(p)(s)	Upstream	N/A	2,499	2,887
BL Sand Hills Unit, L.P. Overriding Royalty Interest	(s)	Upstream	N/A	357	342
Extraction Oil & Gas Holdings, LLC, Common Equity	(o)(p)	Upstream	4,191,800	11,250	11,318
Fortune Creek Co-Invest I L.P., LP Interest	(m)(t)	Midstream	N/A	16,993	16,059
FourPoint Energy, LLC, Common Equity	(o)(p)	Upstream	12,374	8,176	15,402
Industrial Group Intermediate Holdings, LLC, Common Equity	(o)(p)	Service & Equipment	371,901	372	390
MB Precision Holdings LLC, Common Equity	(p)	Service & Equipment	450,000	450	405
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	24,307	26,516
Plains Offshore Operations Inc., Warrants	(f)(p)	Upstream	427,005	689	1,025
Summit Midstream Partners, LLC, Preferred Equity		Midstream	36,103	36,103	36,103
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(p)(u)	Service & Equipment	3,750,000	6,029	6,386
Synergy Offshore LLC, Preferred Equity	(v)	Upstream	40,000	44,487	44,440

Total Equity/Other				176,888	194,543

TOTAL INVESTMENTS—127.4%				$3,266,100	3,304,424

LIABILITIES IN EXCESS OF OTHER ASSETS—(27.4%)					(710,138)

NET ASSETS—100.0%					$2,594,286

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2014, the three-month London Interbank Offered Rate was 0.24% and the U.S. Prime Lending Rate was 3.25%.
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

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

(g)	Security or portion thereof held within EP Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).
(h)	Security or portion thereof held within Energy Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis, New York Branch (see Note 8).
(i)	Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc. Securities held within Berwyn Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP Paribas Prime Brokerage, Inc. (see Note 8).
(j)	Security or portion thereof held within Wayne Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Securities, LLC (see Note 8).
(k)	Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the repurchase transaction with Goldman Sachs Bank USA (see Note 8).
(l)	Position or portion thereof unsettled as of September 30, 2014.
(m)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of September 30, 2014, 79.0% of the Company's total assets represented qualifying assets.
(n)	Listed investments may be treated as debt for GAAP or tax purposes.
(o)	Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(p)	Security is non-income producing.
(q)	Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(r)	Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(s)	Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(t)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2014.
(u)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2014.
(v)	Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of the Company.

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

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)		Amortized Cost	Fair Value(c)
Comstock Resources, Inc.	(d)(i)	Upstream	9.5%		6/15/20		$5,000	$4,797	$5,610
Crestwood Midstream Partners L.P.	(g)(i)	Midstream	6.1%		3/1/22		5,500	5,500	5,640
Crew Energy Inc.	(g)(i)	Upstream	8.4%		10/21/20	C$	10,000	9,615	9,566
CrownRock, L.P.	(d)	Upstream	7.1%		4/15/21		$50,000	50,000	49,712
Diamondback Energy, Inc.	(g)(i)	Upstream	7.6%		10/1/21		5,500	5,500	5,801
Energy XXI Gulf Coast, Inc.	(g)	Upstream	7.5%		12/15/21		4,000	3,981	4,188
EP Energy LLC	(d)	Upstream	7.8%		9/1/22		6,600	6,622	7,417
EPE Holdings LLC	(d)	Upstream	8.9% PIK		12/15/17		6,535	6,510	6,805
Era Group Inc.	(d)(i)	Service & Equipment	7.8%		12/15/22		7,750	7,628	8,060
Everest Acquisition LLC	(d)	Upstream	9.4%		5/1/20		19,250	19,863	22,402
Global Partners L.P.	(i)	Midstream	8.0%		2/14/18		70,000	68,197	70,613
Global Partners L.P.	(i)	Midstream	7.8%		12/23/18		40,000	40,000	40,000
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	8.8%		7/15/21		3,900	3,900	4,293
Hercules Offshore, Inc.	(d)(i)	Service & Equipment	7.5%		10/1/21		5,000	5,000	5,299
The Kenan Advantage Group, Inc.	(d)(g)	Service & Equipment	8.4%		12/15/18		18,000	18,542	19,035
Legacy Reserves L.P.	(d)(i)	Upstream	6.6%		12/1/21		9,600	9,454	9,287
Legacy Reserves L.P.	(d)(i)	Upstream	8.0%		12/1/20		16,750	16,424	17,306
Martin Midstream Partners L.P.	(d)(i)	Midstream	7.3%		2/15/21		3,000	3,000	3,075
Memorial Production Partners L.P.	(g)(i)	Upstream	7.6%		5/1/21		7,000	6,794	7,211
Memorial Resource Development LLC	(g)	Upstream	10.8% PIK		12/15/18		13,300	13,034	13,300
PetroBakken Energy Ltd.	(g)(i)	Upstream	8.6%		2/1/20		31,295	31,424	31,737
Pinnacle Operating Corp.	(g)	Service & Equipment	9.0%		11/15/20		2,500	2,500	2,656
QR Energy, L.P.	(d)(g)(i)	Upstream	9.3%		8/1/20		25,030	25,602	26,066
Rex Energy Corp.	(g)(i)	Upstream	8.9%		12/1/20		14,000	14,011	15,330
RKI Exploration & Production, LLC	(d)	Upstream	8.5%		8/1/21		34,100	34,124	36,096
Samson Investment Co.	(d)(h)	Upstream	9.8%		2/15/20		23,000	23,029	25,137
Sanchez Energy Corp.	(g)(i)	Upstream	7.8%		6/15/21		14,500	14,238	14,892
SemGroup Corp.	(d)(i)	Midstream	7.5%		6/15/21		9,400	9,400	9,955
Sidewinder Drilling Inc.		Service & Equipment	9.8%		11/15/19		21,500	21,596	19,028
Summit Midstream Holdings, LLC	(d)(i)	Midstream	7.5%		7/1/21		1,000	1,000	1,050
Talos Production LLC	(d)(g)	Upstream	9.8%		2/15/18		40,250	40,091	41,256
Tenrgys, LLC		Upstream	L+900	2.5%	12/23/18		75,000	75,000	75,000
Tervita Corp.	(g)(i)	Service & Equipment	10.9%		2/15/18		10,000	9,689	10,175
Zachry Holdings, Inc.	(d)	Service & Equipment	7.5%		2/1/20		11,800	12,057	12,375

Total Subordinated Debt								767,083	789,834

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2014, the Company had seven wholly-owned financing subsidiaries, five wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company's annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

and for the year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2014. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	88,167,106	$954,280	75,335,170	$792,911
Reinvestment of Distributions	6,863,316	67,393	3,497,589	33,607

Total Gross Proceeds	95,030,422	1,021,673	78,832,759	826,518
Commissions and Dealer Manager Fees	—	(88,056)	—	(69,790)

Net Proceeds to Company	95,030,422	933,617	78,832,759	756,728
Share Repurchase Program	(734,206)	(7,223)	(183,796)	(1,761)

Net Proceeds from Share Transactions	94,296,216	$926,394	78,648,963	$754,967

Status of Continuous Public Offering

        Since commencing its continuous public offering and through October 28, 2014, the Company has sold 277,001,149 common shares (as adjusted for share distributions) for gross proceeds of $2,905,268. As of October 28, 2014, the Company had raised total gross proceeds of $2,925,472, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the nine months ended September 30, 2014 and 2013, the Company sold 95,030,422 and 78,832,759 common shares for gross proceeds of $1,021,673 and $826,518, respectively, at an average price per share of $10.75 and $10.48, respectively. The gross proceeds received during the nine months ended September 30, 2014 and 2013 include reinvested shareholder distributions of $67,393 and $33,607, respectively, for which the Company issued 6,863,316 and 3,497,589 common shares, respectively. During the period from October 1, 2014 to October 28, 2014, the Company sold 10,321,352 common shares for gross proceeds of $111,555 at an average price per share of $10.81.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $88,056 and $69,790 for the nine months ended September 30, 2014 and 2013, respectively.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.900	$3,973

        On October 1, 2014, the Company repurchased 306,972 common shares (representing 100% of common shares tendered for repurchase) at $9.90 per share for aggregate consideration totaling $3,039.

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

        Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, has funded certain of the Company's offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in the Company's continuous public offering until all offering and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, the Company satisfied the minimum offering requirement. During the nine months ended September 30, 2014 and 2013, Franklin Square Holdings did not fund any of the Company's offering and organization costs, and the Company did not pay any reimbursements to FS Advisor and its affiliates for offering and organization costs previously funded.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2014 and 2013:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,513	$8,722	$44,058	$20,087
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(9,977)	$1,861	$(1,397)	$3,850
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$5,307	$98	$19,930	$851
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,019	$605	$2,962	$1,602
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$6,398	$5,549	$17,044	$14,471

(1)
During the nine months ended September 30, 2014 and 2013, $38,296 and $14,907, respectively, in base management fees were paid to FS Advisor. As of September 30, 2014, $16,513 in base management fees were payable to FS Advisor.

(2)
During the nine months ended September 30, 2014, the Company reversed $1,397 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the nine months ended September 30, 2013, the Company accrued capital gains incentive fees of $3,850 based on the performance of its portfolio, of which $1,218 was based on unrealized gains and $2,632 was based on realized gains. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FS Advisor $2,857 and $953 in capital gains incentive fees during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had accrued capital gains incentive fees of $9,596, all of which was based on unrealized gains.

(3)
During the nine months ended September 30, 2014 and 2013, $21,409 and $753, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2014, a subordinated incentive fee on income of $5,307 was payable to FS Advisor.

(4)
During the nine months ended September 30, 2014 and 2013, $2,707 and $1,313, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $1,997 and $1,193 in administrative services expenses to FS Advisor during the nine months ended September 30, 2014 and 2013, respectively.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 28, 2014, the Company has issued an aggregate of 3,612,581 common shares (as adjusted for share distributions) for aggregate gross proceeds of $32,681 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively, the Company's co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, it will continue to

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        During the nine months ended September 30, 2014 and 2013, the Company did not accrue any reimbursements from Franklin Square Holdings. As of September 30, 2014 and December 31, 2013, the Company had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. During the nine months ended September 30, 2014 and 2013, the Company did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the nine months ended September 30, 2013, the Company paid $1,083 in expense recoupments to Franklin Square Holdings. As of September 30, 2014, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the nine months ended September 30, 2014 and 2013, FS Benefit Trust purchased $49 and $43, respectively, of the Company's common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the nine months ended September 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686
September 30, 2013	$0.1598	$20,472
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323
September 30, 2014	$0.1908	$47,828

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On August 6, 2014 and November 10, 2014, the Company's board of trustees declared regular weekly cash distributions for October 2014 through December 2014 and January 2015 through March 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        For a period of time following commencement of the Company's continuous public offering, substantial portions of the Company's distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company's distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company's investment performance. No portion of the distributions paid during the nine months ended September 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company's repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	101,676	90%	49,654	100%
Short-term capital gains proceeds from the sale of assets	6,907	6%	—	—
Long-term capital gains proceeds from the sale of assets	3,991	4%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$112,574	100%	$49,654	100%

(1)
During the nine months ended September 30, 2014 and 2013, 91.0% and 95.9%, respectively, of the Company's gross investment income was attributable to cash income earned, 4.2% and 3.2%, respectively, was attributable to non-cash accretion of discount and 4.8% and 0.9%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the nine months ended September 30, 2014 and 2013 was $109,604 and $50,162, respectively. As of September 30, 2014 and December 31, 2013, the Company had $19,229 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains (or reductions in the amount of unrealized gains) even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and, with respect to the nine months ended September 30, 2013, the inclusion of a portion of the periodic net settlement payments due on the Company's total return swap in tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
GAAP-basis net investment income	$116,488	$44,107
Income on limited partnership interest	(867)	(545)
Reversal of incentive fee accrual on unrealized gains	(1,397)	1,218
Reclassification of unamortized original issue discount	(5,824)	(430)
Tax-basis net investment income portion of total return swap payments	—	6,602
Other miscellaneous differences	1,204	(790)

Tax-basis net investment income	$109,604	$50,162

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

        The following table reflects the share distribution that the Company declared on its common shares through September 30, 2014:

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

        As of September 30, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income (income and short-term capital gains)	$12,377	$8,073
Distributable realized gains (long-term capital gains)	6,852	2,825
Distribution receivable on limited partnership interest	49	805
Incentive fee accrual on unrealized gains	(9,596)	(10,993)
Unamortized organization costs	(274)	(292)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	42,466	52,752

Total	$51,874	$53,170

(1)
As of September 30, 2014 and December 31, 2013, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $67,723 and $57,499, respectively. As of September 30, 2014 and December 31, 2013, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $25,257 and $4,747, respectively.

        The aggregate cost of the Company's investments for U.S. federal income tax purposes totaled $3,261,943 and $2,247,420 as of September 30, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $42,466 and $52,752 as of September 30, 2014 and December 31, 2013, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$823,489	$835,385	25%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	1,039,549	1,042,057	32%	673,512	683,723	30%
Senior Secured Bonds	189,660	191,547	6%	79,553	82,484	4%
Subordinated Debt	1,036,514	1,040,892	31%	767,083	789,834	34%
Equity/Other	176,888	194,543	6%	105,479	109,241	5%

Total	$3,266,100	$3,304,424	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of September 30, 2014, the Company did not "control" and was not an "affiliated person" of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, the Company had two senior secured loan investments with aggregate unfunded commitments of $44,424 and three equity/other investments with aggregate unfunded commitments of $14,869. As of September 30, 2014, these unfunded equity/other investments were BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2013, the Company had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,691,122	51%	$1,112,686	48%
Midstream	256,706	8%	288,414	13%
Downstream	12,694	0%	4,256	0%
Power	269,926	8%	159,433	7%
Service & Equipment	1,073,976	33%	735,412	32%

Total	$3,304,424	100%	$2,300,201	100%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

        As of September 30, 2014 and December 31, 2013, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,304,424	2,300,201

Total	$3,304,424	$2,300,201

        The Company's investments as of September 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Fourteen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, book value or liquidation value.

        The Company's investments as of December 31, 2013 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as the Company's board of trustees determined that the cost of each such investment was the best indication of its fair value.

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

        The following is a reconciliation for the nine months ended September 30, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$634,919	$683,723	$82,484	$789,834	$109,241	$2,300,201
Accretion of discount (amortization of premium)	972	3,706	439	1,724	1,529	8,370
Net realized gain (loss)	3,673	(269)	318	2,693	(915)	5,500
Net change in unrealized appreciation (depreciation)	1,304	(7,703)	(1,044)	(18,373)	13,893	(11,923)
Purchases	395,958	607,500	150,898	505,388	74,852	1,734,596
Paid-in-kind interest	—	6,040	—	—	3,530	9,570
Sales and redemptions	(201,441)	(250,940)	(41,548)	(240,374)	(7,587)	(741,890)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$835,385	$1,042,057	$191,547	$1,040,892	$194,543	$3,304,424

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,803	$(12,941)	$(241)	$(10,765)	$14,252	$(5,892)

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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at September 30, 2014 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$252,414	Market Comparables	Market Yield (%)	7.5% - 11.3%	9.5%
	582,971	Market Quotes	Indicative Dealer Quotes	88.0% - 103.2%	100.7%
Senior Secured Loans—Second Lien	450,700	Market Comparables	Market Yield (%)	8.3% - 11.0%	9.9%
	591,357	Market Quotes	Indicative Dealer Quotes	96.4% - 102.0%	99.2%
Senior Secured Bonds	65,154	Market Comparables	Market Yield (%)	11.0% - 11.5%	11.3%
	126,393	Market Quotes	Indicative Dealer Quotes	95.0% - 113.0%	106.5%
Subordinated Debt	75,000	Market Comparables	Market Yield (%)	11.3% - 11.8%	11.5%
	965,579	Market Quotes	Indicative Dealer Quotes	87.1% - 114.3%	100.9%
	313	Cost	Cost	100.0% - 100.0%	100.0%
Equity/Other	194,543	Market Comparables	Market Yield (%)	10.8% - 15.8%	12.9%
			EBITDA Multiples (x)	5.8x - 8.3x	6.6x
			Production Multiples (Mmb/d)	$57,500.0 - $187,000.0	$84,269.0
			Proved Reserves Multiples (Mmboe)	$9.3 - $27.5	$16.8
			PV-10 Multiples (x)	0.4x - 1.6x	1.1x
		Discounted Cash Flow	Discount Rate (%)	11.3% - 34.2%	21.4%
		Option Valuation Model	Volatility (%)	45.0% - 45.0%	45.0%

Total	$3,304,424

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

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of September 30, 2014. For additional information regarding these financing facilities, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%	$166,000	$134,000	June 27, 2015(1)
Citibank Credit Facility	Revolving	L + 2.50%	$175,000	—	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	$100,000	June 11, 2015
Goldman Facility	Repurchase	L + 2.75%	$14,063	$210,937	September 15, 2017
Natixis Credit Facility	Revolving	CP + 2.25%(2)	$150,000	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L + 2.50% to 2.75%	—	$200,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2014 were $679,273 and 2.33%, respectively. As of September 30, 2014, the Company's weighted average effective interest rate on borrowings was 2.15%.

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

        On August 18, 2014, the BNP facility was amended to increase the maximum commitment financing available to Berwyn Funding from $200,000 to $300,000 and to add a 30-day cancellation right for BNP if BNP's long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor's Financial Services LLC, Moody's Investors Service, Inc., or Moody's, or Fitch Ratings, Inc., during the term of the facility.

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

        Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Berwyn Funding is required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the facility is not borrowed. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Subject to the right of cancellation described above, absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of September 30, 2014 and December 31, 2013, $166,000 and $60,000, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

fair value. The Company incurred costs of $425 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of September 30, 2014, $125 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2014, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Direct interest expense	$506	$1,151
Non-usage fees	140	427
Amortization of deferred financing costs	101	300

Total interest expense	$747	$1,878

        For the nine months ended September 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

Nine Months Ended September 30, 2014
Cash paid for interest expense(1)	$1,386
Average borrowings under the facility	$113,806
Effective interest rate on borrowings	1.33%
Weighted average interest rate (including the effect of non-usage fees)	1.85%

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

        As of September 30, 2014 and December 31, 2013, $175,000 and $174,174, respectively, was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $213 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the Citibank credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$1,216	$928	$3,602	$1,028
Non-usage fees	—	18	1	18
Amortization of deferred financing costs	82	83	245	117

Total interest expense	$1,298	$1,029	$3,848	$1,163

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest expense(1)	$3,607	—
Average borrowings under the facility(2)	$174,643	$118,355
Effective interest rate on borrowings	2.72%	2.81%
Weighted average interest rate (including the effect of non-usage fees)	2.75%	2.89%

(1)
Interest under the Citibank credit facility is paid quarterly in arrears and commenced on November 12, 2013.

(2)
Average borrowings for the nine months ended September 30, 2013 are calculated for the period since the Company commenced borrowings thereunder to September 30, 2013.

        Borrowings of EP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000. On June 11, 2014, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which, among other things (a) increased the maximum commitments under the facility from $240,000 to $340,000 through the addition of a $100,000 tranche of revolving loan commitments from State Street and (b) extended the scheduled maturity date from June 24, 2014 to June 11, 2015.

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

        As of September 30, 2014 and December 31, 2013, $240,000 was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,150 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $591 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$1,248	$1,263	$3,692	$3,260
Non-usage fees	192	—	234	191
Amortization of deferred financing costs	213	150	547	485

Total interest expense	$1,653	$1,413	$4,473	$3,936

        For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest expense(1)	$3,862	$3,302
Average borrowings under the facility	$240,000	$208,460
Effective interest rate on borrowings	2.03%	2.06%
Weighted average interest rate (including the effect of non-usage fees)	2.18%	2.18%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Goldman Financing

        On September 11, 2014, the Company, through its two wholly-owned, special-purpose financing subsidiaries, entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $225,000 will be made available to the Company. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding LLC, or Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. Under the Sale and Contribution Agreement, as of September 30, 2014, the Company had contributed a portfolio of assets to Gladwyne Funding with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding LLC, or Strafford Funding, pursuant to an Indenture, dated as of September 11, 2014, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $400,000. Strafford Funding will purchase the Notes to be issued by Gladwyne Funding from time to time at a purchase price equal to their par value.

        Interest on the Notes under the Indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of December 1, 2024. Pursuant to the Indenture, Gladwyne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes within five business days of when due; (b) the failure to disburse amounts in excess of $1 in accordance with the priority of payments; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Gladwyne Funding.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of September 11, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning September 15, 2014 to but excluding December 15, 2014, Goldman will purchase Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. Subject to certain conditions, the maximum principal amount of the Notes that may be purchased under the Goldman facility is $400,000. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $225,000. On September 15, 2014, a Note in the principal amount of $25,000 was purchased by Goldman from Strafford Funding pursuant to the Goldman facility for $14,063. Strafford Funding intends to enter into additional repurchase transactions under the Goldman facility before December 15, 2014 with respect to the remaining $375,000 in principal amount of Notes (assuming Gladwyne Funding issues the maximum amount of Notes).

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2017. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Until December 15, 2014, financing fees will accrue on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees will accrue on $225,000 (even if the aggregate purchase price paid for the Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to September 15, 2017 due to an event of default or the failure of Gladwyne Funding to commit to sell any underlying assets that become defaulted obligations within 30 days, then Strafford Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman through September 15, 2017 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.75% per annum for the relevant period.

        Goldman may require Strafford Funding to post cash collateral if the market value of the Notes (measured by reference to the market value of Gladwyne Funding's portfolio of assets) declines and is less than the required margin amount under the Goldman facility. In such event, in order to satisfy any such margin-posting requirements, Strafford Funding intends to borrow funds from the Company pursuant to an uncommitted Revolving Credit Agreement, dated as of September 11, 2014, between Strafford Funding, as borrower, and the Company, as lender, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Strafford Funding pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $225,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

        As of September 30, 2014, Notes in an aggregate principal amount of $25,000 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $14,063. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Strafford Funding through a capital contribution to Strafford Funding. As of September 30, 2014, Strafford Funding's liability under the Goldman facility was $14,063, plus $19 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        As of September 30, 2014, the fair value of assets held by Gladwyne Funding was $430,423. For the three and nine months ended September 30, 2014, the direct interest expense for the Goldman facility was $19. For the nine months ended September 30, 2014, the cash paid for interest expense,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Nine Months Ended September 30, 2014
Cash paid for interest expense(1)	—
Average borrowings under the facility(2)	$14,063
Effective interest rate on borrowings	2.98%
Weighted average interest rate	3.04%

(1)
Interest under the Goldman facility is paid quarterly in arrears and will commence on December 15, 2014.

(2)
Average borrowings for the nine months ended September 30, 2014 are calculated for the period since the Company commenced borrowings thereunder to September 30, 2014.

        Pursuant to the Goldman facility, Strafford Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman facility contains customary events of default for similar financing transactions, including: (a) failure to transfer the Notes to Goldman on the applicable purchase date or repurchase the Notes from Goldman on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Strafford Funding; and (e) the admission by Strafford Funding of its inability to, or its intention not to, perform any of its obligations under the Goldman facility.

        In connection with the Notes and the Indenture, Gladwyne Funding also entered into (i) an Amended and Restated Investment Management Agreement with the Company, as investment manager, dated as of September 11, 2014, pursuant to which the Company will manage the assets of Gladwyne Funding; and (ii) a Collateral Administration Agreement with Virtus Group, LP, or Virtus, as collateral administrator, dated as of September 11, 2014, pursuant to which Virtus will perform certain administrative services with respect to the assets of Gladwyne Funding.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

        As of September 30, 2014 and December 31, 2013, $150,000 was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $2,232 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$964	$101	$2,768	$101
Non-usage fees	—	154	—	154
Amortization of deferred financing costs	64	58	192	58

Total interest expense	$1,028	$313	$2,960	$313

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

        For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest expense(1)	$2,843	—
Average borrowings under the facility(2)	$150,000	$58,000
Effective interest rate on borrowings	2.53%	2.98%
Weighted average interest rate (including the effect of non-usage fees)	2.57%	3.78%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears and commenced on November 20, 2013.

(2)
Average borrowings for the nine months ended September 30, 2013 are calculated for the period since the Company commenced borrowings thereunder to September 30, 2013.

        Borrowings of Energy Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

        The Company may contribute cash, loans or bonds to Wayne Funding from time to time and will retain a residual interest in any assets contributed through its ownership of Wayne Funding or will receive fair market value for any assets sold to Wayne Funding. Wayne Funding may purchase additional assets from various sources. Wayne Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wayne Funding's obligations to Wells Fargo under the Wells Fargo credit facility are secured by a first priority security interest in substantially all of the assets of Wayne Funding, including its portfolio of assets. The obligations of Wayne Funding under the Wells Fargo credit facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of its investment in Wayne Funding.

        Borrowings under the Wells Fargo credit facility accrue interest at a rate equal to three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period. Beginning October 10, 2014, Wayne Funding became subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

credit facility is not borrowed. Any amounts borrowed under the Wells Fargo credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

        As of September 30, 2014, no amounts were outstanding under the Wells Fargo credit facility. Interest under the facility will be paid quarterly in arrears commencing on December 15, 2014. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,583 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. For the three and nine months ended September 30, 2014, amortization of deferred financing costs for the Wells Fargo credit facility was $31. As of September 30, 2014, $2,552 of such deferred financing costs had yet to be amortized to interest expense.

        Borrowings under the Wells Fargo credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wayne Funding varies depending upon the types of assets in Wayne Funding's portfolio.

        In connection with the Wells Fargo credit facility, Wayne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wells Fargo credit facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Wayne Funding or the Company; (d) the resignation or removal of the Company as collateral manager; (e) the failure of the Company to maintain an asset coverage ratio of greater than or equal to 2:1; (f) the failure of the Company to have a net asset value of at least $300,000; and (g) the failure of Wayne Funding to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the facility immediately due and payable. During the continuation of an event of default, Wayne Funding must pay interest at a default rate.

        In addition, the occurrence of certain events described as "Collateral Manager Events of Default" in the loan and servicing agreement which governs the Wells Fargo credit facility may trigger (i) a requirement that Wayne Funding obtain the consent of Wells Fargo prior to entering into any transaction with respect to portfolio assets and (ii) the right of Wells Fargo to direct Wayne Funding to enter into transactions with respect to any portfolio assets, in each case in Wells Fargo's sole discretion. Collateral Manager Events of Default include non-performance of any obligation under the transaction documents by Wayne Funding, the Company, FS Advisor or GSO, and other events with respect to such entities that are adverse to Wells Fargo and the secured parties under the Wells Fargo credit facility.

        Borrowings of Wayne Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

Note 9. Commitments and Contingencies (continued)

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:(1)
Net asset value, beginning of period	$9.66	$9.34
Results of operations(2)
Net investment income (loss)	0.53	0.58
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(0.03)	0.36

Net increase (decrease) in net assets resulting from operations	0.50	0.94

Shareholder distributions(3)
Distributions from net investment income	(0.46)	(0.65)
Distributions from net realized gain on investments	(0.05)	(0.01)

Net decrease in net assets resulting from shareholder distributions	(0.51)	(0.66)

Capital share transactions
Issuance of common shares(4)	0.06	0.09
Repurchases of common shares(5)	—	—
Offering costs(2)	(0.02)	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	0.04	0.04

Net asset value, end of period	$9.69	$9.66

Shares outstanding, end of period	267,828,475	173,532,259

Total return(6)	5.59%	10.49%

Ratio/Supplemental Data:
Net assets, end of period	$2,594,286	$1,676,237

Ratio of net investment income to average net assets(7)	5.43%	6.04%
Ratio of total expenses to average net assets(7)	3.95%	5.89%
Portfolio turnover(8)	26.44%	53.26%

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous public offering and pursuant to the Company's distribution reinvestment plan. The issuance of common shares at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)
The per share impact of the Company's repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each period.

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2014 are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	(0.07)%	0.75%
Ratio of subordinated income incentive fees to average net assets	0.93%	0.69%
Ratio of interest expense to average net assets	0.62%	0.84%
Ratio of income and excise taxes to average net assets	0.01%	0.07%
(8)
Portfolio turnover for the nine months ended September 30, 2014 is not annualized.

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

  •
  the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who were not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, oversees the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2013.

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

        During the nine months ended September 30, 2014 and 2013, we did not accrue any reimbursements from Franklin Square Holdings. As of September 30, 2014 and December 31, 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment by us in the future. During the nine months ended September 30, 2014 and 2013, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the nine months ended September 30, 2013, we paid $1,083 in expense recoupments to Franklin Square Holdings. As of September 30, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2014 and for the Year Ended December 31, 2013

        During the nine months ended September 30, 2014, we made investments in portfolio companies totaling $1,734,596. During the same period, we sold investments for proceeds of $271,464 and received principal repayments of $470,426. As of September 30, 2014, our investment portfolio, with a total fair value of $3,304,424, consisted of interests in 130 portfolio companies (25% in first lien senior secured loans, 32% in second lien senior secured loans, 6% in senior secured bonds, 31% in subordinated debt and 6% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $232.8 million. As of September 30, 2014, the investments in our portfolio were purchased at a weighted average price of 99.5% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 62.5% of our portfolio based on the fair value of our investments) was B3 based upon the ratings scale employed by Moody's, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.8% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of September 30, 2014 and our public offering price of $11.00 per share as of such date, the annualized distribution rate to shareholders as of September 30, 2014 was 6.44%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Risk Factors" herein, in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        Based on our regular weekly cash distribution rate of $0.012675 per share as of December 31, 2013 and our public offering price of $10.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2013 was 6.10%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Risk Factors" herein, in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2014:

Net Investment Activity	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Purchases	$674,949	$1,734,596
Sales and Redemptions	(281,454)	(741,890)

Net Portfolio Activity	$393,495	$992,706

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$95,818	14%	$395,958	23%
Senior Secured Loans—Second Lien	242,385	36%	607,500	35%
Senior Secured Bonds	34,832	5%	150,898	9%
Subordinated Debt	260,797	39%	505,388	29%
Equity/Other	41,117	6%	74,852	4%

Total	$674,949	100%	$1,734,596	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$823,489	$835,385	25%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	1,039,549	1,042,057	32%	673,512	683,723	30%
Senior Secured Bonds	189,660	191,547	6%	79,553	82,484	4%
Subordinated Debt	1,036,514	1,040,892	31%	767,083	789,834	34%
Equity/Other	176,888	194,543	6%	105,479	109,241	5%

Total	$3,266,100	$3,304,424	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Number of Portfolio Companies	130	104
% Variable Rate (based on fair value)	56.2%	60.5%
% Fixed Rate (based on fair value)	37.9%	34.7%
% Income Producing Equity or Other Investments (based on fair value)	3.7%	3.9%
% Non-Income Producing Equity or Other Investments (based on fair value)	2.2%	0.9%
Average Annual EBITDA of Portfolio Companies	$232,798	$185,816
Weighted Average Purchase Price of Investments (as a % of par or stated value)	99.5%	99.5%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.9%	8.9%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2014:

Net Direct Originations	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Total Commitments (including unfunded commitments)	$77,568	$544,328
Exited Investments (including partial paydowns)	(23,524)	(140,495)

Net Direct Originations	$54,044	$403,833

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$—	—	$152,636	28%
Senior Secured Loans—Second Lien	37,896	49%	258,906	48%
Senior Secured Bonds	—	—	66,073	12%
Subordinated Debt	313	0%	313	0%
Equity/Other	39,359	51%	66,400	12%

Total	$77,568	100%	$544,328	100%

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Average New Direct Origination Commitment Amount	$19,392	$36,289
Weighted Average Maturity for New Direct Originations	11/23/19	4/10/19
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	10.2%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	18.4%	10.3%

        The following table presents certain selected information regarding our direct originations as of September 30, 2014 and December 31, 2013:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2014	December 31, 2013
Number of Portfolio Companies	18	11
Average Annual EBITDA of Portfolio Companies	$30,830	$42,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	3.9x	3.9x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.9%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	10.3%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,038,124	31%	$577,357	25%
Opportunistic	820,735	25%	648,496	28%
Broadly Syndicated/Other	1,445,565	44%	1,074,348	47%

Total	$3,304,424	100%	$2,300,201	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,691,122	51%	$1,112,686	48%
Midstream	256,706	8%	288,414	13%
Downstream	12,694	0%	4,256	0%
Power	269,926	8%	159,433	7%
Service & Equipment	1,073,976	33%	735,412	32%

Total	$3,304,424	100%	$2,300,201	100%

        As of September 30, 2014, we did not "control" and were not an "affiliated person" of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, we had two senior secured loan investments with aggregate unfunded commitments of $44,424 and three equity/other investments with aggregate unfunded commitments of $14,869. As of September 30, 2014, these unfunded equity/other investments were BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. As of December 31, 2013, we had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$108,322	3%	$76,865	3%
2	3,029,240	92%	2,160,052	94%
3	166,862	5%	63,284	3%
4	—	—	—	—
5	—	—	—	—

Total	$3,304,424	100%	$2,300,201	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

        We generated investment income of $72,621 and $35,591 for the three months ended September 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $66,828 and $33,622 of cash income earned as well as $5,793 and $1,969 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended September 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

        Our total expenses were $19,451 and $16,014 for the three months ended September 30, 2014 and 2013, respectively. Our expenses include base management fees attributed to FS Advisor of $16,513 and $8,722 for the three months ended September 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $1,019 and $605 for the three months ended September 30, 2014 and 2013, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $5,307 and $98, respectively, based on the performance of our portfolio. During the three months ended September 30, 2014, we reversed $9,977 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the three months ended September 30, 2013, we accrued capital gains incentive fees of $1,861 based on the performance of our portfolio.

        We recorded interest expense of $4,776 and $2,755 for the three months ended September 30, 2014 and 2013, respectively, in connection with our financing arrangements. For the three months ended September 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $209 and $201, respectively, and fees and expenses incurred with our share transfer agent totaled $667 and $525, respectively. Fees for our board of trustees were $213 and $200 for the three months ended September 30, 2014 and 2013, respectively.

        Our other general and administrative expenses totaled $668 and $612 for the three months ended September 30, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended September 30,
	2014	2013
Expenses associated with our independent audit and related fees	$92	$126
Compensation of our chief compliance officer	10	10
Legal fees	35	201
Printing fees	214	64
Insurance expense	58	36
Other	259	175

Total	$668	$612

        During the three months ended September 30, 2014 and 2013, the ratio of our total expenses to our average net assets was 0.79% and 1.33% respectively. During the three months ended September 30, 2014 and 2013, our ratio of total expenses to average net assets included $4,776 and $2,755, respectively, related to interest expense, $(4,670) and $1,959, respectively, related to accruals for (or reversals of previously accrued) incentive fees and $56 and $435, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 0.78% and 0.90% for the three months ended September 30, 2014 and 2013, respectively. Incentive fees, interest expense and income taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $53,170 ($0.21 per share) and $19,577 ($0.15 per share) for the three months ended September 30, 2014 and 2013, respectively. The increase in net investment income on a per share basis for the three months ended September 30, 2014 was primarily driven by an increase in the amount of income received from directly originated and opportunistic investments and the reversal of accruals for incentive fees during the period.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $78,710 and $202,744, respectively, during the three months ended September 30, 2014, from which we realized a net gain of $809. We realized a net loss of $55 from settlements on foreign currency during the three months ended September 30, 2014. We sold investments and received principal repayments of $218,387 and $19,569, respectively, during the three months ended September 30, 2013, from which we realized a net gain of $660. We realized a net loss of $21 from settlements on foreign currency during the three months ended September 30, 2013.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended September 30, 2014 and 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(50,641) and $8,670, respectively, and the net change in unrealized gain (loss) on foreign currency was $(17) and $20, respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2014 was primarily driven by a general widening of credit spreads during this period. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2013 was primarily driven by a general tightening of credit spreads.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended September 30, 2014 and 2013, the net increase (decrease) in net assets resulting from operations was $3,266 ($0.01 per share) and $28,906 ($0.23 per share), respectively.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues

        We generated investment income of $201,184 and $80,674 for the nine months ended September 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $183,244 and $77,373 of cash income earned as well as $17,940 and $3,301 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the nine months ended September 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

        Our total expenses were $84,696 and $36,567 for the nine months ended September 30, 2014 and 2013, respectively. Our expenses include base management fees attributed to FS Advisor of $44,058 and $20,087 for the nine months ended September 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $2,962 and $1,602 for the nine months ended September 30, 2014 and 2013, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $19,930 and $851, respectively, based on the performance of our portfolio. During the nine months ended September 30, 2014, we reversed $1,397 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the nine months ended September 30, 2013, we accrued capital gains incentive fees of $3,850 based on the performance of our portfolio, of which $1,218 was based on unrealized gains and $2,632 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $13,209 and $5,412 for the nine months ended September 30, 2014 and 2013, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $763 and $509, respectively, and fees and expenses incurred with our share transfer agent totaled $1,974 and $1,400, respectively. Fees for our board of trustees were $629 and $599 for the nine months ended September 30, 2014 and 2013, respectively.

        Our other general and administrative expenses totaled $2,405 and $1,822 for the nine months ended September 30, 2014 and 2013, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2014	2013
Expenses associated with our independent audit and related fees	$297	$290
Compensation of our chief compliance officer	70	65
Legal fees	503	604
Printing fees	355	341
Insurance expense	171	106
Other	1,009	416

Total	$2,405	$1,822

        During the nine months ended September 30, 2014 and 2013, the ratio of our total expenses to our average net assets was 3.95% and 3.81% respectively. During the nine months ended September 30, 2014 and 2013, our ratio of total expenses to average net assets included $13,209 and $5,412, respectively, related to interest expense, $18,533 and $4,701, respectively, related to accruals for incentive fees and $163 and $435, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 2.46% and 2.71% for the nine months ended September 30, 2014 and 2013, respectively. Incentive fees, interest expense and income taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the nine months ended September 30, 2014 and 2013, we did not accrue any reimbursements from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment by us in the future. During the nine months ended September 30, 2014 and 2013, we did not accrue any amounts for expense recoupments payable to Franklin Square Holdings. During the nine months ended September 30, 2013, we paid $1,083 in expense recoupments to Franklin Square Holdings. As of September 30, 2014, no further amounts remained subject to repayment by us to Franklin Square

Holdings in the future. For a discussion of the expense reimbursement agreement, see "—Overview—Expense Reimbursement."

Net Investment Income

        Our net investment income totaled $116,488 ($0.53 per share) and $44,107 ($0.44 per share) for the nine months ended September 30, 2014 and 2013, respectively. The increase in net investment income on a per share basis for the nine months ended September 30, 2014 was primarily driven by an increase in the amount of income received from directly originated and opportunistic investments, which was offset to some extent by increases in accruals for incentive fees during the period.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $271,464 and $470,426, respectively, during the nine months ended September 30, 2014, from which we realized a net gain of $5,500. We realized a net loss of $562 from settlements on foreign currency during the nine months ended September 30, 2014. We sold investments and received principal repayments of $431,215 and $155,214, respectively, during the nine months ended September 30, 2013, from which we realized a net gain of $4,081. During the nine months ended September 30, 2013, we earned $12,736 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $11 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the nine months ended September 30, 2014 and 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(11,923) and $5,591, respectively, and the net change in unrealized gain (loss) on foreign currency was $14 and $(10), respectively. The net change in unrealized appreciation (depreciation) on our TRS for the nine months ended September 30, 2013 was $(3,141). The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2014 was primarily driven by a general widening of credit spreads during the third quarter of 2014. The change in unrealized appreciation (depreciation) on our investments and TRS during the nine months ended September 30, 2013 was primarily driven by a general tightening of credit spreads during the first and third quarters of 2013 and the termination of our TRS, which converted unrealized gains as of December 31, 2012 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the nine months ended September 30, 2014 and 2013, the net increase (decrease) in net assets resulting from operations was $109,517 ($0.50 per share) and $63,353 ($0.63 per share), respectively.

Financial Condition, Liquidity and Capital Resources

        As of September 30, 2014, we had $90,392 in cash, which is held in a custodial account, and $644,937 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of September 30, 2014:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L + 1.10%	$166,000	$134,000	June 27, 2015(1)
Citibank Credit Facility	Revolving	L + 2.50%	$175,000	—	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L + 1.80%	$240,000	$100,000	June 11, 2015
Goldman Facility	Repurchase	L + 2.75%	$14,063	$210,937	September 15, 2017
Natixis Credit Facility	Revolving	CP + 2.25%(2)	$150,000	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L + 2.50% to 2.75%	—	$200,000	September 9, 2019

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2014 were $679,273 and 2.33%, respectively. As of September 30, 2014, our weighted average effective interest rate on borrowings was 2.15%.

        For additional information regarding our outstanding financing facilities as of September 30, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

        During the nine months ended September 30, 2014, we sold 95,030,422 common shares for gross proceeds of $1,021,673 at an average price per share of $10.75. The gross proceeds received during the nine months ended September 30, 2014 include reinvested shareholder distributions of $67,393, for which we issued 6,863,316 common shares. During the nine months ended September 30, 2014, we also incurred offering costs of $5,288 in connection with the sale of our common shares, which consisted primarily of marketing expenses and printing, legal and due diligence fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $88,056 for the nine months ended September 30, 2014. These sales commissions and fees include $17,044 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through October 28, 2014, we have sold 277,001,149 common shares (as adjusted for share distributions) for gross proceeds of $2,905,268. As of October 28, 2014, we have raised total gross proceeds of $2,925,472, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the nine months ended September 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.900	$3,973

        On October 1, 2014, we repurchased 306,972 common shares (representing 100% of common shares tendered for repurchase) at $9.90 per share for aggregate consideration totaling $3,039.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 28, 2014, we have issued an aggregate of 3,612,581 common shares (as adjusted for share distributions) for aggregate gross proceeds of $32,681 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

RIC Status and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our "investment company taxable income," as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no U.S. federal income taxes.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2014 and 2013 represented a return of capital.

        We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we declared and paid on our common shares during the nine months ended September 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1617	$12,496
June 30, 2013	$0.1634	$16,686
September 30, 2013	$0.1598	$20,472
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323
September 30, 2014	$0.1908	$47,828

        On August 6, 2014 and November 10, 2014, our board of trustees declared regular weekly cash distributions for October 2014 through December 2014 and January 2015 through March 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a cash distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a shareholder's ability to participate in the distribution reinvestment plan.

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

        For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the nine months ended September 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	101,676	90%	49,654	100%
Short-term capital gains proceeds from the sale of assets	6,907	6%	—	—
Long-term capital gains proceeds from the sale of assets	3,991	4%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$112,574	100%	$49,654	100%

(1)
During the nine months ended September 30, 2014 and 2013, 91.0% and 95.9%, respectively, of our gross investment income was attributable to cash income earned, 4.2% and 3.2%, respectively, was attributable to non-cash accretion of discount and 4.8% and 0.9%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the nine months ended September 30, 2014 and 2013 was $109,604 and $50,162, respectively. As of September 30, 2014 and December 31, 2013, we had $19,229 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including information regarding share distributions declared on our common shares and a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the nine months ended September 30, 2014 and 2013.

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

        Our investments as of September 30, 2014 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Fourteen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value.

        Our investments as of December 31, 2013 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as our board of trustees determined that the cost of each such investment was the best indication of its fair value.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement include (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it is required to provide such services, GSO, are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2014 and 2013, we incurred $16,513 and $8,722, respectively, in base management fees and $1,019 and $605, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2014 and 2013, we incurred $44,058 and $20,087, respectively, in base management fees and $2,962 and $1,602, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $5,307 and $98, respectively, based on the performance of our portfolio. During the nine months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $19,930 and $851, respectively, based on the performance of our portfolio and paid FS Advisor $21,409 and $753, respectively, in respect of such fees. As of September 30, 2014, a subordinated incentive fee on income of $5,307 was payable to FS Advisor. During the three months ended September 30, 2014, we reversed $9,977 of capital gains incentive fees previously accrued. During the three months ended September 30, 2013, we accrued capital gains incentive fees of $1,861 based on the performance of our portfolio. During the nine months ended September 30, 2014, we reversed $1,397 of capital gains incentive fees previously accrued by us, based on the performance of our portfolio. During the nine months ended September 30, 2013, we accrued capital gains incentive fees of $3,850 based on the performance of our portfolio, of which $1,218 was based on unrealized gains and $2,632 was based on realized gains. We paid FS Advisor $2,857 and $953, respectively, in capital gains incentive fees during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, we had accrued $9,596 in capital gains incentive fees, all of which was based on unrealized gains.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Citibank credit facility, the Deutsche Bank credit facility, the Goldman facility and the Natixis credit facility at September 30, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$166,000	$166,000	—	—	—
Citibank Credit Facility(2)	$175,000	$175,000	—	—	—
Deutsche Bank Credit Facility(3)	$240,000	$240,000	—	—	—
Goldman Facility(4)	$14,063	—	$14,063	—	—
Natixis Credit Facility(5)	$150,000	—	—	—	$150,000

(1)
At September 30, 2014, $134,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At September 30, 2014, no amounts remained unused under the Citibank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015. Amounts due on the facility will begin to amortize on November 24, 2014.

(3)
At September 30, 2014, $100,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2015.

(4)
At September 30, 2014, $210,937 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(5)
At September 30, 2014, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of September 30, 2014, no amounts were outstanding under the Wells Fargo credit facility.

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

        Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FS Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering and organization costs funded by FS Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On July 18, 2011, we satisfied the minimum offering requirement. During the nine months ended September 30, 2014 and 2013, Franklin Square Holdings did not fund any of our offering and organization costs, and we did not pay any reimbursements to FS Advisor and its affiliates for offering and organization costs previously funded.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2014 and 2013:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,513	$8,722	$44,058	$20,087
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(9,977)	$1,861	$(1,397)	$3,850
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$5,307	$98	$19,930	$851
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,019	$605	$2,962	$1,602
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$6,398	$5,549	$17,044	$14,471

(1)
During the nine months ended September 30, 2014 and 2013, $38,296 and $14,907, respectively, in base management fees were paid to FS Advisor. As of September 30, 2014, $16,513 in base management fees were payable to FS Advisor.

(2)
During the nine months ended September 30, 2014, we reversed $1,397 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the nine months ended September 30, 2013, we accrued capital gains incentive fees of $3,850 based on the performance of our portfolio, of which $1,218 was based on unrealized gains and $2,632 was based on realized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FS Advisor $2,857 and $953 in capital gains incentive fees during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had accrued capital gains incentive fees of $9,596, all of which was based on unrealized gains.

(3)
During the nine months ended September 30, 2014 and 2013, $21,409 and $753, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2014, a subordinated incentive fee on income of $5,307 was payable to FS Advisor.

(4)
During the nine months ended September 30, 2014 and 2013, $2,707 and $1,313, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $1,997 and $1,193, respectively, in administrative services expenses to FS Advisor during the nine months ended September 30, 2014 and 2013.

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

Recent Developments

        During the period from October 1, 2014 to October 28, 2014, we sold 10,321,352 common shares for gross proceeds of $111,555 at an average price per share of $10.81.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, 56.2% of our portfolio investments (based on fair value) paid variable interest rates, 37.9% paid fixed interest rates, 3.7% were income producing equity or other investments and the remainder (2.2%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the BNP facility, Citibank credit facility, Deutsche Bank credit facility, Goldman facility, Natixis credit facility and Wells Fargo credit facility, Berwyn Funding, EP Funding, FSEP Funding, Strafford Funding, Energy Funding and Wayne Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$—	$(1,872)	$1,872	0.7%
No change	—	—	—	—
Up 100 basis points	2,161	7,487	(5,326)	(2.0)%
Up 300 basis points	36,283	22,462	13,821	5.2%
Up 500 basis points	72,615	37,437	35,178	13.2%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2014 and 2013, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our quarterly report on 10-Q for the quarter ended June 30, 2014, as well as the following information, before making an investment in our common shares.

We are subject to risks associated with our debt securitization facility.

        On September 11, 2014, through our two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding and Strafford Funding, we entered into a debt financing arrangement with Goldman, pursuant to which up to $225.0 million will be made available to us to fund investments and for other general corporate purposes. The financing transaction with Goldman is structured as a debt securitization. We use the term "debt securitization" to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis, or collectively referred to herein as income producing assets, and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a "special purpose entity", which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

        Pursuant to the financing arrangement, assets in our portfolio may be sold and/or contributed by us from time to time to Gladwyne Funding pursuant to the Sale and Contribution Agreement. The assets held by Gladwyne Funding will secure the obligations of Gladwyne Funding under the Notes to be issued from time to time by Gladwyne Funding to Strafford Funding pursuant to the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $400.0 million. All principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of December 1, 2024. Strafford Funding will purchase the Notes to be issued by Gladwyne Funding from time to time at a purchase price equal to their par value.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman pursuant to the terms of the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning September 15, 2014 to but excluding December 15, 2014, Goldman will purchase Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $400.0 million. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $225.0 million.

        See Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of this debt securitization facility.

        As a result of this debt securitization facility, we are subject to certain risks, including those set forth below.

  Our equity investment in Gladwyne Funding is subordinated to the debt obligations of Gladwyne Funding.

        Any dividends or other payments in respect of our equity interest in Gladwyne Funding are subordinated in priority of payment to the Notes. In addition, Gladwyne Funding is subject to certain payment restrictions set forth in the Indenture in respect of our equity interest.

        We will receive cash distributions based on our investment in Gladwyne Funding only if Gladwyne Funding has made all required cash interest payments on the Notes. We cannot assure you that distributions on the assets held by Gladwyne Funding will be sufficient to make any distributions to us or that the yield on our investment in Gladwyne Funding will meet our expectations.

        Our equity investment in Gladwyne Funding is unsecured and ranks behind all of the creditors, known or unknown, of Gladwyne Funding, including the holders of the Notes. Consequently, if the value of Gladwyne Funding's assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Gladwyne Funding could be reduced. Accordingly, our investment in Gladwyne Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

        In addition, if the value of Gladwyne Funding's assets decreases and Gladwyne Funding is unable to make any required payments to Strafford Funding pursuant to the terms of the Notes, Strafford Funding may, in turn, be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Strafford Funding's assets is not sufficient to meet Strafford Funding's payment obligations to Goldman, Strafford Funding may request that we loan to it pursuant to the Revolving Credit Agreement, or that we otherwise provide additional funds to it to cover its payment obligations to Goldman. Otherwise, we may be subject to a loss in an amount up to the entire amount of our equity investment in Strafford Funding.

         Our equity investment in Strafford Funding is subordinated to the debt obligations of Strafford Funding.

        Our equity investment in Strafford Funding is unsecured and ranks behind all of the creditors, known or unknown, of Strafford Funding, including Goldman. Consequently, if the value of Strafford Funding's assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Strafford Funding could be reduced. Accordingly, our investment in Strafford Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

        In addition, if the value of Strafford Funding's assets decreases or Gladwyne Funding fails to make any required payments to Strafford Funding pursuant to the terms of the Notes, Strafford Funding may be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Strafford Funding's assets is not sufficient to meet Strafford Funding's payment obligations to Goldman, Strafford Funding may request that we loan to it pursuant to the Revolving Credit Agreement or that we otherwise provide additional funds to it to cover its payment obligations to Goldman. Otherwise, we may be subject to a loss in an amount up to the entire amount of our equity investment in Strafford Funding.

         Our equity investment in Gladwyne Funding has a high degree of leverage.

        The maximum aggregate principal amount of Notes permitted to be issued by Gladwyne Funding under the Indenture is $400.0 million. The maximum repurchase amount payable by Strafford Funding to Goldman under the Goldman facility in respect of the issued Notes is $225.0 million, plus applicable financing fees. The market value of our equity investment in Gladwyne Funding may be significantly affected by a variety of factors, including changes in the market value of the assets held by Gladwyne Funding, changes in distributions on the assets held by Gladwyne Funding, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investment in Gladwyne Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

  The interests of Goldman, as the holder of the Notes, may not be aligned with our interests, and we will not have control over remedies in respect of the Notes.

        The Notes rank senior in right of payment to any equity securities issued by Gladwyne Funding. As a result, there are circumstances in which the interests of Goldman, as the holder of the Notes, may not be aligned with our interests. For example, under the terms of the Notes, Goldman has the right to receive payments of principal and interest prior to Gladwyne Funding making any distributions or dividends to holders of its equity securities.

        For as long as the Notes remain outstanding, Goldman has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Gladwyne Funding under the Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Indenture trustee to declare events of default under or accelerate the Notes in accordance with the terms of the Indenture. Goldman has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Notes and triggering a repayment obligation on the part of Gladwyne Funding. Gladwyne Funding may not have proceeds sufficient to make required payments on the Notes and make any distributions to us. Any failure of Gladwyne Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

  The market value of the Notes may decline causing Strafford Funding to borrow funds from us in order to meet certain margin posting requirements, which would have an adverse effect on the timing of payments to us.

        If at any time during the term of the Goldman facility the market value of the Notes (measured by reference to the market value of Gladwyne Funding's portfolio of assets) declines and is less than the required margin amount under the Goldman facility, or the Margin Threshold, Strafford Funding will be required to post cash collateral with Goldman in an amount at least equal to the amount by which the market value of the Notes at such time is less than the Margin Threshold. In such event, in order to satisfy this requirement, Strafford Funding intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Strafford Funding pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $225.0 million and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Strafford Funding to satisfy the Margin Threshold, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

  Restructurings of investments held by Gladwyne Funding, if any, may decrease their value and reduce the value of our equity interest in Gladwyne Funding.

        As investment manager, we have broad authority to direct and supervise the investment and reinvestment of the assets held by Gladwyne Funding, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related investment management agreement we have entered into with Gladwyne Funding. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Gladwyne Funding holding assets that do not meet certain specified criteria for the investments made by it, and also could adversely impact the market value of such investments and thereby the market value of the Notes, which in turn could adversely impact the ability of Strafford Funding to meet the Margin Threshold. Any amendment, waiver, modification or other restructuring that affects the market value of the assets underlying the Notes and therefore reduces Strafford Funding's ability to meet the Margin Threshold, will make it more likely that Gladwyne Funding will need to retain assets, including cash, to increase the market value of the assets underlying the Notes and for Strafford Funding to post cash collateral with Goldman in an amount at least equal to the amount by which the market value of the Notes is less than the Margin Threshold. Any such use of cash by Gladwyne Funding would reduce distributions available to us or delay the timing of distributions to us.

         We may not receive cash from Gladwyne Funding or Strafford Funding.

        We receive cash from Gladwyne Funding and Strafford Funding only to the extent that Gladwyne Funding or Strafford Funding, respectively, makes distributions to us. Gladwyne Funding may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Gladwyne Funding may not be made unless all amounts then due and owing with respect to the Notes have been paid in full. If we do not receive cash from Gladwyne Funding or Strafford Funding, we may be unable to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

         We are subject to the credit risk of Goldman.

        If Goldman fails to sell the Notes back to Strafford Funding at the end of the applicable period, Strafford Funding's recourse will be limited to an unsecured claim against Goldman for the difference between the value of such Notes at such time and the amount that would be owing by Strafford Funding to Goldman had Goldman performed under the Goldman facility. The ability of Goldman to satisfy such a claim will be subject to Goldman's creditworthiness at that time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended September 30, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2014	401,302	$9.90	401,302	(1)
August 1 to August 31, 2014	—	—	—	—
September 1 to September 30, 2014	—	—	—	—

Total	401,302	$9.90	401,302	(1)

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
10.34
First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on August 21, 2014.)
10.35
U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)

10.36	Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.37
Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.38
Loan and Servicing Agreement, dated as of September 9, 2014, among Wayne Funding LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.39
Purchase and Sale Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC, as purchaser, and FS Energy and Power Fund, as seller. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.40
Collateral Management Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC and FS Energy and Power Fund, as collateral manager. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.41
Securities Account Control Agreement, dated as of September 9, 2014, by and among Wayne Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.42
Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.43
Indenture, dated as of September 11, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.44	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.45
September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of September 11, 2014. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.46
Revolving Credit Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.47
Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)

10.48		Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2014.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)