Form 10-K
period 2014-12-31
FS Energy & Power Fund
filed 2015-03-13
CIK 1501729

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware	27-6822130
(State of Incorporation)	(I.R.S. Employer Identification Number)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

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

         There is no established market for the Registrant's common shares of beneficial interest. The Registrant is currently conducting an ongoing public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $9.70 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

         There were 313,608,420 shares of the Registrant's common shares of beneficial interest outstanding as of March 3, 2015.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement relating to the Registrant's 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2014

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business.

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, we had total assets of approximately $3.7 billion.

        We are managed by FS Investment Advisor, LLC, or FS Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FS Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, oversaw approximately $72.9 billion in assets under management as of December 31, 2014. GSO is the credit platform of The Blackstone Group L.P., or Blackstone.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our "Energy Investment Universe" as follows:

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly-traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate Midstream and Upstream Energy companies. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of common stock, in our target companies, as well as derivatives, including total return swaps and credit default swaps. We expect that the size of our individual investments will generally range between $5 million and $75 million each, although investments may vary proportionately as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,437,689. During the same period, we sold investments for proceeds of $462,170 and received principal repayments of $582,141. As of December 31, 2014, our investment portfolio, with a total fair value of $3,375,177 (25% in first lien senior secured loans, 29% in second lien senior secured loans, 9% in senior secured bonds, 28% in subordinated debt and 9% in equity/other), consisted of interests in 125 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $233.3 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 99.1% of par or stated value, as applicable, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.8% based upon the amortized cost of our investments. The estimated gross annual portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of December 31, 2014 and our public offering price of $9.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2014 was 7.23%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively, our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy, and may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

        While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate during our offering stage due to the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While our offering price, which exceeds our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our common shares will not be listed on a national securities exchange, our shareholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our common shares may be volatile.

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. We are not obligated to repurchase common shares and, if we do so, common shares will be repurchased at a discount of 10% from the offering price in effect at the time of repurchase. The first such tender offer commenced in August 2012. This will be the only method by which our shareholders may obtain liquidity prior to a liquidity event. Therefore, shareholders may not be able to sell their common shares promptly or at a desired price. If shareholders are able to sell their common shares, it is likely they will have to sell them at a significant discount to their purchase price. During the year ended December 31, 2014, we repurchased 1,041,178 common shares at an average price per share of $9.856 for aggregate consideration totaling $10,262. During the year ended December 31, 2013, we repurchased 340,096 common shares at $9.624 per share for aggregate consideration totaling $3,273. During the year ended December 31, 2012, we repurchased 44,339 common shares at $9.225 per share for aggregate consideration totaling $409. On January 7, 2015, we repurchased 450,293 common shares at $8.82 per share for aggregate consideration totaling $3,972.

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

Status of Our Continuous Public Offering

        Since commencing our continuous public offering and through March 3, 2015, we have sold 313,217,007 common shares (as adjusted for share distributions) for gross proceeds of $3,265,089, including common shares issued under our distribution reinvestment plan. As of March 3, 2015, we had raised total gross proceeds of $3,285,293, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 from common shares sold pursuant to a private placement to certain members of our board of trustees and other individuals and entities affiliated with FS Advisor and GSO. On October 31, 2014, we filed a registration statement, as amended from time to time, to register an additional 92,200,000 shares in our continuous public offering that was declared effective by the SEC on December 23, 2014.

Distributions

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a weekly or monthly basis and pay such distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815
2014	$0.6882	$163,043

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On November 10, 2014 and March 9, 2015, our board of trustees declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share.

        The following table reflects the share distribution that we declared on our common shares through December 31, 2014:

Date Declared	Record Date	Distribution Date	Distribution Percentage	Shares Issued
February 14, 2012	February 15, 2012	February 16, 2012	1.0%	106,133

        For additional information regarding our distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions."

About FS Advisor

        FS Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FS Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations team of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FSIC II Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings' three other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

        In addition to managing our investments, the managers, officers and other personnel of FS Advisor also currently manage the following entities:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,354,886
FS Investment Corporation II(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,501,423
FS Investment Corporation III(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$595,301
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,045,346

(1)
As of December 31, 2014, except as otherwise noted below.

(2)
As of September 30, 2014.

(3)
Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

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

        All of our investment decisions require the unanimous approval of FS Advisor's investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance and annually reviews the investment advisory and administrative services agreement and the investment sub-advisory agreement to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About GSO

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO also serves as the investment sub-adviser to FS Global Credit Opportunities Fund. In addition, GSO's subsidiary, GSO/Blackstone Debt Funds Management LLC, or GDFM, serves as the investment sub-adviser to FS Investment Corporation,

FS Investment Corporation II and FS Investment Corporation III. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2014, GSO and its affiliates, excluding Blackstone, managed approximately $72.9 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2014, funds managed by GSO have invested over $15.0 billion in Energy companies. As investment sub-adviser, GSO utilizes its experience in Energy investing and makes recommendations to FS Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $290.4 billion as of December 31, 2014. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange LLC under the ticker symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov. Information contained on Blackstone's website and in Blackstone's filings with the SEC are not incorporated by reference into this annual report on Form 10-K and shareholders should not consider that information to be part of this annual report on Form 10-K.

Market Opportunity

        We expect that there are and will continue to be significant investment opportunities in income-oriented securities of privately-held Energy companies within the United States that will provide attractive risk-adjusted returns compared to other types of investments.

        Recent volatility in the price of oil combined with reduced secondary market liquidity has resulted in lower prices and higher yields for broadly syndicated energy debt investments. From August 31, 2014 to December 31, 2014, the average yield to a 3-year maturity of broadly syndicated energy loans increased from 6.08% to 11.83%, as measured by the energy component of the Credit Suisse Leveraged Loan Index, and the average yield-to-worst of high yield energy bonds increased from 5.35% to 9.33%, as measured by the energy component of the Bank of America Merrill Lynch High Yield Index. We believe that the debt securities of many of these energy companies are undervalued relative to our fundamental analysis and that the recent broad decline in energy credit prices has not taken into account company-by-company differences in hedging programs, cost structures and liquidity profiles. For example, certain upstream companies have hedged the majority of their 2015 and a portion of their 2016 expected oil and gas production at prices meaningfully higher than current levels. In addition, certain companies have the ability to reduce costs through technological advances and many have options available to them to enhance liquidity in the event commodity prices remain depressed for a prolonged period of time. It is our view that by focusing our investments in the senior secured debt of companies with positive free cash flows, low cost structures, strong balance sheets and high-quality reserves we can generate attractive risk-adjusted returns over the long-term, while protecting our downside in most commodity price environments.

        We also believe that the recent commodity price volatility has and will continue to disrupt the flow of credit from banks and the capital markets to energy companies and that this disruption will create opportunities for us to increase our directly originated deal flow. In particular, we expect that private energy companies, which represent approximately 98% of all U.S. energy companies, will experience the most significant reduction in credit availability from traditional sources. At the same time, we see multiple factors which will necessitate additional and continued capital infusion for energy companies across all sub-sectors. Upstream companies face anticipated production declines of previously discovered oil and natural gas reserves, which we believe will require large annual capital inflows to replace lost production. Midstream assets throughout the United States are aging and are not ideally located to new areas of development, requiring that additional infrastructure be built to ensure this new supply reaches market. Further, we believe these investment opportunities could increase due to potential environmental regulations that are expected to impact fossil-fuel power generation, particularly coal generation, which itself comprises more than a third of the current U.S. power market. We expect such market dynamics across these sub-sectors will present a growing investment opportunity for us over the long-term.

        We believe that this large and varied asset class maintains attractive and distinct investment characteristics, including established hard asset values, high barriers to entry and attractive long-term growth profiles, which will allow us to provide superior risk-adjusted returns compared to other types of investments.

Characteristics of and Risks Related to Investments in Private Companies

        We invest primarily in income-oriented securities of privately-held Energy companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS Advisor and/or GSO to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

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

  •
  Proven management teams.  We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management's goals with ours.

  •
  Commodity price management.  We seek to invest in companies that appropriately manage their commodity price exposure through the use of hedging with highly-rated counterparties, contracts such as power purchase agreements or tolling agreements and other instruments that seek to minimize the company's exposure to significant commodity price swings.

  •
  Allocation among various issuers and sub-sectors.  We seek to allocate our portfolio broadly among issuers and sub-sectors within the Energy Investment Universe, thereby attempting to reduce the risk of a downturn in any one company or sub-sector having a disproportionate adverse impact on the value of our portfolio.

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

        In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expanded our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy.

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

  Long-term investment horizon

        Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, we are not required to return capital to our shareholders once we exit a portfolio investment. Such funds typically can only be invested once and must be returned to investors after a specific time period. These provisions often force private equity and venture capital funds to seek liquidity events, including initial public offerings, mergers or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which allows us to invest using a longer term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

  GSO transaction sourcing capability

        FS Advisor seeks to leverage GSO's significant access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under "—Regulation" and the allocation policies of GSO and its affiliates, as applicable, also through GSO's direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO provides a significant pipeline of investment opportunities for us. GSO also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

Operating and Regulatory Structure

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on the average value of our gross assets as well as incentive fees based on our performance. See "See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" for a description of the fees we pay to FS Advisor.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FS Advisor. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FS Advisor. Our board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

        We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services including, but not limited to, preparing preliminary financial information for review by FS Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

        As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See "—Regulation." We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration.

  Senior Debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the least risk among all investments in a firm. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid and the value of the collateral may not be sufficient to repay in full both first lien secured debt and second lien secured debt. Generally, in normalized markets, we expect that the variable interest rate on our first lien debt typically will range between 4.0% and 9.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR. In normalized markets, we expect that the variable interest rate on second lien debt will range between 6.0% and 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

  Subordinated Debt

        In addition to senior debt, we may invest a portion of our assets in subordinated debt of private companies. Subordinated debt usually ranks junior in priority of payment to first lien and second lien secured loans and is often unsecured, but is situated above preferred equity and common equity in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt securities have maturities of five to ten years. Generally, in normalized markets, we expect these securities to carry a fixed rate, or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

  Net Profits Interests, Royalty Interests, Volumetric Production Payments, or VPPs

        We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Such non-operating interests do not include the rights and obligations of operating a mineral property (costs of exploration, development and operation) and do not bear any part of the net losses. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. A VPP is typically set to expire after a certain length of time or after a specified aggregate total volume of the commodity has been delivered. If the producer cannot meet the supply quota for a given period, the supply obligation rolls forward to future cycles until the buyer is made financially whole.

  Non-U.S. Securities

        We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

  Other Securities

        We may also invest from time to time in derivatives, such as total return swaps and credit default swaps.

Sources of Income

        The primary means through which our shareholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 3.0% of the purchase price of an investment. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

        We seek to limit the downside potential of our investment portfolio by:

  •
  applying our investment strategy guidelines for portfolio investments;

  •
  requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

  •
  allocating our portfolio among various issuers, and size permitting, with an adequate number of companies, across different sub-sectors of the Energy industry, with different types of collateral; and

  •
  negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

        Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of FS Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

  Affirmative Covenants

        Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender's monitoring of the borrower and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

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

Our Transaction Process

  Sourcing

        In order to source transactions, FS Advisor seeks to leverage GSO's significant access to transaction flow, along with GSO's trading platform, providing access to the syndicated loan market, which may be a key source of investment opportunities for us. GSO seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's direct origination channels. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO provides a significant pipeline of investment opportunities for us.

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

        Credit Analysis/Due Diligence.    Before undertaking an investment, the transaction team from GSO and FS Advisor conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

  Monitoring

        Portfolio Monitoring.    FS Advisor, with the help of GSO, monitors our portfolio with a focus toward anticipating negative credit events. To do so, FS Advisor and GSO work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company's business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company's board of directors or similar governing body.

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

        FS Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of trustees reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, FS Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$119,174	4%	$76,865	3%
2	2,630,119	78%	2,160,052	94%
3	586,116	17%	63,284	3%
4	39,768	1%	—	—
5	—	—	—	—

	$3,375,177	100%	$2,300,201	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. As of December 31, 2014, 17% of our portfolio, based on fair value, consisted of investments with an investment rating of three and 1% of our portfolio, based on fair value, consisted of investments with an investment rating of four. The increase in the amount of our investments rated a three or four is due primarily to the pronounced decline in the price of oil and the increased volatility seen specifically in the energy credit markets during the fourth quarter of 2014.

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

Financing Arrangements

        To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Our wholly-owned, special-purpose financing subsidiaries, Berwyn Funding LLC, or Berwyn Funding; FSEP Term Funding LLC, or FSEP Funding; EP Funding LLC, or EP Funding; Energy Funding LLC, or Energy Funding; Gladwyne Funding LLC, or Gladwyne Funding; Strafford Funding LLC, or Strafford Funding and Wayne Funding LLC, or Wayne Funding have entered into financing arrangements with BNP Paribas Prime Brokerage, Inc., or BNP; Deutsche Bank AG, New York Branch, or Deutsche Bank; Citibank, N.A., or Citibank; Natixis, New York Branch, or Natixis; Goldman Sachs Bank USA, or Goldman; and Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, or Wells Fargo, respectively. The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$223,000	$77,000	September 27, 2015(1)
Citibank Credit Facility(2)	Revolving	L+2.75%(3)	$128,300	—	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2015
Goldman Facility	Repurchase	L+2.75%	$189,113	$135,887	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%(4)	$150,000	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$120,000	$80,000	September 9, 2019

(1)
The financing arrangement entered into by Berwyn Funding and BNP, or the BNP facility, is generally terminable upon 270 days' notice by either party. As of December 31, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Borrowings under the financing arrangement entered into by EP Funding and Citibank, or the Citibank credit facility, began to amortize in November 2014. As of December 31, 2014, there was no longer any amount available to borrow under the Citibank credit facility.

(3)
Prior to November 2014, borrowings under the Citibank credit facility accrued interest at a rate equal to three-month LIBOR plus 2.50% per annum. In November 2014, borrowings under the Citibank credit facility began to accrue interest at a rate equal to LIBOR plus 2.75% per annum.

(4)
Prior to March 2014, borrowings under the financing arrangement entered into by Energy Funding and Natixis, or the Natixis credit facility, accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $723,449 and 2.37%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings was 2.27%.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for additional information regarding our financing arrangements.

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

        We will generally not be able to issue and sell our common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See "Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth." We may, however, sell our common shares, or warrants, options or rights to acquire our common shares, at a price below the then-current net asset value of our common shares if our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new common shares at a price below our net asset value per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FS Advisor or GSO in transactions originated by FS Advisor or GSO or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FS Advisor or GSO or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FS Advisor, GSO and their respective affiliates, as applicable. However, we are permitted to co-invest in syndicated deals and secondary loan market transactions with FS Advisor or GSO or their respective affiliates where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

  Temporary Investments

        Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below) in order to qualify as a RIC for U.S. federal income tax purposes as described below under "—Taxation as a RIC." Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FS Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

  Senior Securities

        We are permitted, under specified conditions, to issue multiple classes of debt and one class of shares senior to our common shares if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors—Risks Related to Debt Financing" and "Item 1A. Risk Factors—Risks Related to Business Development Companies."

  Code of Ethics

        We and FS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code's requirements. On November 10, 2014, our board of trustees adopted an amended and restated code of ethics, or code of ethics, that amended, restated and replaced the prior code of business conduct, ethics and statement on the prohibition of insider trading applicable to us. The code of ethics (i) clarified the applicability of certain provisions of the code of ethics to persons associated with FS Advisor to the extent such persons are not covered by a separate code of ethics and (ii) removed our insider trading policy from the code of ethics to a separate document administered by us. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on November 14, 2014. FS Advisor's code of ethics is attached as an exhibit to Post-Effective Amendment No. 3 to our registration statement on Form N-2 (File No. 333-184407) pertaining to the public offering of our common shares filed on November 17, 2014. Shareholders may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.franklinsquare.com and on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

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

        These policies and procedures for voting proxies for the investment advisory clients of FS Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

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

        Shareholders may obtain information, without charge, regarding how FS Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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

  Exchange Act and Sarbanes-Oxley Act Compliance

        We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

  •
  pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

  •
  pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

  •
  pursuant to Rule 13a-15 promulgated under the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

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

Taxation as a RIC

        We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

        If we:

  •
  qualify as a RIC; and

  •
  satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.

        As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

        We have in the past and may incur in the future such excise tax on a portion of our income and capital gains. In that event, we will be liable for the excise tax only on the amount by which we do not meet the Annual Distribution Requirement.

        In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

  •
  continue to qualify as a BDC under the 1940 Act at all times during each tax year;

  •
  derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly-traded partnerships," or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

  •
  diversify our holdings so that at the end of each quarter of the tax year:

  •
  at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

  •
  no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly-traded partnerships," or the Diversification Tests.

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

        Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "—Regulation—Senior Securities." Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

        To satisfy the Diversification Tests at the close of each quarter of our tax year, we will generally have invested no more than 25% of the value of our total assets in MLPs and certain other "qualified publicly traded partnerships". As a limited partner in the MLPs in which we seek to invest, we will receive our share of income, gains, losses, deductions, and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. The percentage of an MLP's income and gains which is offset by tax deductions, losses and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement or to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and become subject to corporate-level U.S. federal income tax. We may also recognize for U.S. federal income tax purposes gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed (or deemed distributed) in order to avoid liability for corporate-level U.S. federal income taxes on such gain.

Employees

        We do not currently have any employees. Each of our executive officers, aside from our chief compliance officer, Salvatore Faia, is a principal, officer or employee of FS Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FS Advisor. In the future, FS Advisor may retain additional investment personnel based upon its needs.

Available Information

        Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record and to the securities administrator in each jurisdiction in which we offer or sell securities. In addition, we will distribute our annual report on Form 10-K to all shareholders and to the securities administrator in each jurisdiction in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.franklinsquare.com and on the SEC's website at www.sec.gov. These reports should not be considered a part of or as incorporated by reference into this annual report on Form 10-K and the information contained on our website should not be considered to be part of or as incorporated by reference into this annual report on Form 10-K.

        We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as the registration statements related to our continuous public offering and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC's website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

        We were formed on September 16, 2010 and commenced investment operations on July 18, 2011 after satisfying the minimum offering requirement of selling, in aggregate, $2.5 million in common shares to persons not affiliated with us or FS Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common shares could decline substantially.

An investor may not have the opportunity to evaluate historical data or assess our future investments prior to purchasing our common shares.

        Other than those investments reflected in our portfolio at the time an investor subscribes for our common shares, investors will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning the investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our common shares. An investor must rely on FS Advisor and GSO to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our future investments in advance of purchasing our common shares. Because investors are not able to evaluate all of our investments in advance of purchasing our common shares, our continuous public offering may entail more risk than other types of offerings. This additional risk may hinder an investor's ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our common shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, shareholders will have limited liquidity and may not receive a full return of invested capital upon selling common shares.

        Our common shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company.

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

        A liquidity event could include (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor's common shares will be limited to our share repurchase program, which we have no obligation to maintain.

Because the dealer manager for our continuous public offering is one of our affiliates, shareholders will not have the benefit of an independent due diligence review of us by our affiliated dealer manager, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review by our affiliated dealer manager, increases the risks and uncertainty faced as a shareholder.

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

        Our share repurchase program includes numerous restrictions that limit shareholders' ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we intend to limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of

$5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to repurchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.

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

        When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that investors paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which an investor may sell common shares, which we expect will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of common shares in our offering.

        In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the expiration date of such tender offer, to the extent an investor seeks to sell common shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our common shares will be on the repurchase date.

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

        In addition, even if GSO identifies privately-negotiated investment opportunities that meet our investment objectives, because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance and the allocation policies of FS Advisor, GSO and their respective affiliates.

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

Risks Related to Our Business and Structure

Our board of trustees may change our investment policy by providing our shareholders with 60 days' prior notice, or may modify or waive our current operating policies and strategy without prior notice or shareholder approval, the effects of which may be adverse.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may be changed by our board of trustees if we provide our shareholders with at least 60 days' prior notice. In addition, our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategy without prior notice and without shareholder approval. We cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategy would have on our business, net asset value, operating results and the value of our common shares. However, the effects might be adverse, which could negatively impact our ability to pay distributions to shareholders and cause shareholders to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated at the commencement of our continuous public offering. Finally, because our common shares are not expected to be listed on a national securities exchange for the foreseeable future, shareholders will be limited in their ability to sell their common shares in response to any changes in our investment policy, operating policies, investment criteria or strategy.

Our ability to achieve our investment objectives depends on FS Advisor's and GSO's ability to manage and support our investment process. If either FS Advisor or GSO were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

        Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FS Advisor and GSO. FS Advisor, with the assistance of GSO, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FS Advisor and its senior management team. The departure of any members of FS Advisor's senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GSO may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FS Advisor.

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

        In addition, the investment advisory and administrative services agreement that FS Advisor has entered into with us, as well as the investment sub-advisory agreement that FS Advisor has entered into with GSO, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FS Advisor, upon 120 days' notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice by GSO or, if our board of trustees or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GSO should be terminated, by FS Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FS Advisor or for FS Advisor to replace GSO. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FS Advisor and GSO to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

        If FS Advisor or GSO fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FS Advisor and GSO have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

        Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of FS Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FS Advisor's investment committee have substantial responsibilities in connection with their roles at Franklin Square Holdings and with the other entities affiliated with Franklin Square Holdings, as well as responsibilities under the investment advisory and administrative services agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FS Advisor will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that FS Advisor will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business requires a substantial amount of capital to grow because we must distribute most of our income.

        Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute dividends of an amount at least equal to 90% of our investment company taxable income each year to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

        We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and collateralized loan obligation, or, CLO, funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. As a result of these new entrants, competition for investment opportunities in middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of trustees.

        Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company's earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common shares may not receive distributions or that our distributions may not grow over time.

        We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of trustees and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of trustees may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See "Item 1. Business—Regulation—Senior Securities"

Our distribution proceeds have exceeded and in the future may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders, which will lower their tax basis in their common shares.

        We may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders' capital and will lower such shareholders' tax basis in their common shares. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FS Advisor.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

        We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our common shares, could also have a material adverse effect on our business, financial condition and results of operations.

        In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategy and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FS Advisor and GSO to other types of investments in which FS Advisor and GSO may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder's investment.

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

        As a result, we expect to incur significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management's time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal control and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

        Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

        While prices appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions, downturns, disruptions or instability could have a materially adverse effect on our business.

        From time to time, the global capital markets may experience periods of disruption and instability, which could cause disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of U.S. and foreign governments, these events could contribute to worsening general economic conditions that materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular.

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

        In August 2011, Standard & Poor's Ratings Services, or S&P, lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+," which was affirmed by S&P in June 2013. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government's sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

The impact of recent financial reform legislation on us is uncertain.

        In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our shareholders.

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

        While FS Advisor's management team consists of substantially the same personnel that form the investment and operations team of the investment advisers to Franklin Square Holdings' three other affiliated BDCs, FS Advisor has limited prior experience managing a BDC or a RIC and has limited experience investing in Energy companies. Therefore, FS Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our common shares may entail more risk than the shares of a comparable company with a substantial operating history.

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

        FS Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FS Advisor to earn increased asset management fees. In addition, the decision to utilize leverage has increased our assets and, as a result, has increased the amount of base management fees payable to FS Advisor.

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

        For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual

Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

        Furthermore, GSO, on which FS Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO or its subsidiary, GDFM, serves as investment sub-adviser to Franklin Square Holdings' three other affiliated BDCs and Franklin Square Holdings' affiliated closed-end management investment company. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

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

        The incentive fee payable by us to FS Advisor may create an incentive for it to enter into investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FS Advisor is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage FS Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common shares. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since GSO will receive a portion of the advisory fees paid to FS Advisor, GSO may have an incentive to recommend investments that are riskier or more speculative.

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

Future legislation may allow us to incur additional leverage.

        As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification to this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

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

        Senior Debt.    There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company's subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. In addition, second lien secured loans are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien secured loans in full before second lien secured loans are paid. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the senior debt's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

        Net Profits Interests, Royalty Interests or VPPs.    We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production, or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. We will not have any operational control over these investments and our receipt of payments is contingent on the producer's ability to meet its supply obligations, which can make these types of investments highly speculative.

        Non-U.S. Securities.    We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

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

        Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general.

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

        Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay the obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company's remaining assets, if any.

        The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

        Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

  •
  may have limited financial resources and may be unable to meet the obligations under their debt and equity securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

        Certain investments that we may make may include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire which grant us the right to sell our equity securities back to the portfolio company for the consideration provided in our investment documents if the issuer is in financial distress.

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

        We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately-negotiated over-the-counter secondary market for institutional investors, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Our investments may include original issue discount instruments.

        To the extent that we invest in original issue discount instruments and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

  •
  Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

  •
  For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

  •
  The deferral of PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to shareholders in order to maintain our RIC election; and

  •
  Original issue discount may create a risk of non-refundable cash payments to FS Advisor based on non-cash accruals that may never be realized.

We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

        We may from time to time enter into total return swaps, credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

        A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the referenced security or other assets underlying the total return swap during a specified period, in return for periodic payments based on a fixed or variable interest rate.

        A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the debt obligations underlying the total return swap. In addition, we may incur certain costs in connection with a total return swap that could in the aggregate be significant.

        A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer's failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer's defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer's defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer's defaulted debt securities from the seller of protection.

        Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

        A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.

        Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See "—Risks Related to Debt Financing."

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

A decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on us.

        A prolonged decline in oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in Energy companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged decline in oil and natural gas prices occur, it is likely that our portfolio companies' abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged decline in oil and natural gas prices occur, it is likely that our portfolio companies' cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on certain of our investments.

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

        Energy companies are subject to various operational risks, such as disruption of operations, mining, drilling or installation accidents, inability to timely and effectively integrate newly acquired assets, unanticipated operation and maintenance expenses, lack of proper asset integrity, underestimated cost projections, inability to renew or increased costs of rights of way, failure to obtain the necessary permits to operate and failure of third-party contractors to perform their contractual obligations. Thus, some Energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.

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

Inability by companies in which we may invest to make accretive acquisitions may adversely affect our business.

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

Risks Related to Our Investments in MLPs

        An investment in MLP units involves certain risks which differ from an investment in the common stock of a corporation. Holders of MLP units have limited control and voting rights on matters affecting the partnership. In addition, there are certain tax risks associated with an investment in MLP units. See "—Risks Related to U.S. Federal Income Tax."

An MLP's cash flow, and consequently its distributions, are subject to operational and general energy industry risks, which may result in disparate quarterly distributions.

        A portion of the cash flow received by us may be derived from investments in the equity securities of MLPs. The amount of cash that an MLP has available for distributions and the tax character of such distributions depend upon the amount of cash generated by the MLP's operations. Cash available for distribution will vary from quarter to quarter and is largely dependent on factors affecting the MLP's operations and factors affecting the Energy industry in general. In addition to the risk factors described above, other factors which may reduce the amount of cash an MLP has available for distribution in a given quarter include increased operating costs, maintenance capital expenditures, acquisition costs, expansion, construction or exploration costs and borrowing costs.

Investments in MLPs may have limited liquidity.

        Although common units of some MLPs may trade on public exchanges, certain of these securities may trade less frequently, particularly those with smaller capitalizations. Securities with limited trading volumes may display volatile or erratic price movements. As a result, these securities may be difficult to dispose of at a fair price at the times when we believe it is desirable to do so. These securities are also more difficult to value, and our judgment as to value will often be given greater weight than market quotations, if any exist. Investment of our capital in securities that are less actively-traded, or over time experience decreased trading volume, may restrict our ability to take advantage of other market opportunities. In addition, many MLP units are privately held.

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

Risks Related to Debt Financing

We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.

        Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Our and our special-purpose financing subsidiaries' lenders and debt holders have fixed dollar claims on our and their assets that are superior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique.

The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

        Our wholly-owned, special-purpose financing subsidiaries, Berwyn Funding, FSEP Funding, EP Funding, Energy Funding, Wayne Funding, Gladwyne Funding and Strafford Funding have entered into financing arrangements with BNP, Deutsche Bank, Citibank, Natixis, Wells Fargo, and Goldman respectively. The agreements governing these financing arrangements contain various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangement and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiaries to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders.

        Our or our subsidiaries' failure to comply with the covenants set forth in the financing arrangements could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangement at any particular time or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of our financing arrangements.

We are subject to risks associated with our debt securitization facility.

        Through our two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding and Strafford Funding, we entered into a debt financing arrangement with Goldman pursuant to which up to $325,000 will be made available to us to fund investments and for other general corporate purposes. The financing transaction with Goldman is structured as a debt securitization. We use the term "debt securitization" to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis, or collectively referred to herein as income producing assets, and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a "special purpose entity", which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

        Pursuant to the financing arrangement, assets in our portfolio may be sold and/or contributed by us from time to time to Gladwyne Funding. The assets held by Gladwyne Funding will secure the obligations of Gladwyne Funding under the floating rate notes, or Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding pursuant to an indenture, dated as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or together, the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. As of December 31, 2014, Strafford Funding has purchased $336,200 of Notes and will from time to time purchase the remaining Notes from Gladwyne Funding, in each case, at a purchase price equal to their par value.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of September 11, 2014 and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014 to but excluding March 15, 2015, Goldman will purchase Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $577,750. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $325,000.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Goldman Financing" for a more detailed discussion of the terms of this debt securitization facility.

        As a result of this debt securitization facility, we are subject to certain risks, including, but not limited to, those set forth below.

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

        In addition, if the value of Strafford Funding's assets decreases or Gladwyne Funding fails to make any required payments to Strafford Funding pursuant to the terms of the Notes, Strafford Funding may be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Strafford Funding's assets is not sufficient to meet Strafford Funding's payment obligations to Goldman, Strafford Funding may request that we loan to it pursuant to an uncommitted revolving credit agreement, dated as of September 11, 2014 and amended and restated on December 15, 2014, between Strafford Funding, as borrower, and us, as lender, or the Revolving Credit Agreement, or that we otherwise provide additional funds to it to cover its payment obligations to Goldman. Otherwise, we may be subject to a loss in an amount up to the entire amount of our equity investment in Strafford Funding.

Our equity investment in Gladwyne Funding has a high degree of leverage.

        The maximum aggregate principal amount of Notes permitted to be issued by Gladwyne Funding under the Indenture is $577,750. The maximum repurchase amount payable by Strafford Funding to Goldman under the Goldman facility in respect of the Notes is $325,000, plus applicable financing fees. The market value of our equity investment in Gladwyne Funding may be significantly affected by a variety of factors, including changes in the market value of the assets held by Gladwyne Funding, changes in distributions on the assets held by Gladwyne Funding, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investment in Gladwyne Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

        For as long as the Notes remain outstanding, Goldman has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Gladwyne Funding under the Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the trustee under the Indenture to declare events of default under or accelerate the Notes in accordance with the terms of the Indenture. Goldman has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default (as defined in the Indenture) with respect to the Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Notes and triggering a repayment obligation on the part of Gladwyne Funding. Gladwyne Funding may not have proceeds sufficient to make required payments on the Notes and make any distributions to us. Any failure of Gladwyne Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

The market value of the Notes may decline causing Strafford Funding to borrow funds from us in order to meet certain margin posting, which would have an adverse effect on the timing of payments to us.

        If at any time during the term of the Goldman facility the market value of the Notes (measured by reference to the market value of Gladwyne Funding's portfolio of assets) declines and is less than the required margin amount under the Goldman facility, or the Margin Threshold, Strafford Funding will be required to post cash collateral with Goldman in an amount at least equal to the amount by which the market value of the Notes at such time is less than the Margin Threshold. In such event, in order to satisfy this requirement, Strafford Funding intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Strafford Funding pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $325,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Strafford Funding to satisfy the Margin Threshold, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

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

        We will receive cash from Gladwyne Funding and Strafford Funding only to the extent that Gladwyne Funding or Strafford Funding, respectively, makes distributions to us. Gladwyne Funding may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Gladwyne Funding may not be made unless all amounts then due and owing with respect to the Notes have been paid in full. If we do not receive cash from Gladwyne Funding or Strafford Funding, we may be unable to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

        The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the net asset value attributable to our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FS Advisor.

Changes in interest rates may affect our cost of capital and net investment income.

        Because we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

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

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

        To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See "Item 1. Business."

  •
  The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders each tax year, dividends of an amount at least equal to 90% of "investment company taxable income," which is generally the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

  •
  The income source requirement will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

  •
  The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt obligations that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level federal income tax.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is treated as a corporation, rather than a partnership, for U.S. federal income tax purposes.

        Our ability to meet our investment objectives will depend on the level of taxable income and distributions and dividends we receive from the MLPs and other Energy company securities in which we may invest, a factor over which we have no control. The benefit we derive from an investment in MLPs is largely dependent on the MLPs being treated as partnerships for U.S. federal income tax purposes. As a partnership, an MLP has no tax liability at the entity level. If, as a result of a change in current law or a change in an MLP's business, an MLP is treated as a corporation for U.S. federal income tax purposes, such MLP would be obligated to pay U.S. federal income tax on its income at the corporate tax rate. If an MLP were classified as a corporation for U.S. federal income tax purposes, the amount of cash available for distribution would be reduced and distributions received by us would be taxed under U.S. federal income tax laws applicable to corporate distributions (as dividend income, return of capital or capital gain). Therefore, treatment of an MLP as a corporation for U.S. federal income tax purposes would result in a reduction in the after-tax return to us, likely causing a reduction in the value of our common shares.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is unable to take advantage of certain tax deductions for U.S. federal income tax purposes and our income from investments in MLPs may exceed the cash received from such investments.

        As a limited partner in the MLPs in which we seek to invest, we will receive our share of income, gains, losses, deductions and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. We will incur a current tax liability on our share of an MLP's income and gains that is not offset by tax deductions, losses, and credits, or our net operating loss carryforwards, if any. The percentage of an MLP's income and gains which is offset by tax deductions, losses, and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to maintain our status as a RIC and to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and become subject to corporate-level federal income tax. We may also recognize gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed or deemed distributed in order to avoid liability for corporate-level federal income taxes on such gain.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

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

        We are offering our common shares on a continuous basis at a price of $9.70 per share as of March 3, 2015; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that common shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of common shares in our continuous public offering, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

        In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

        Set forth below is a chart describing the classes of our securities outstanding as of March 3, 2015:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	450,000,000	—	313,608,420

        As of March 3, 2015, we had 78,372 record holders of our common shares.

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

        We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of common shares under our distribution reinvestment plan. Because our distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of our common shares. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase such common shares on each date of repurchase at a price equal to 90% of the offering price in effect on such date of repurchase. In months in which we repurchase common shares pursuant to our share repurchase program, we expect to conduct repurchases on the same date that we hold our first weekly closing in such month for the sale of common shares in our public offering. Our board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days' notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

        The table below provides information concerning our repurchases of common shares during the quarter ended December 31, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2014	306,972	$9.900	306,972	(1)
November 1 to November 30, 2014	—	—	—	—
December 1 to December 31, 2014	—	—	—	—

Total	306,972	$9.900	306,972	(1)

(1)
A description of the maximum number of common shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

        We declared our first distribution on July 21, 2011. Prior to September 2013, we authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with our transition from semi-monthly closings to weekly closings for the sale of common shares in our continuous public offering, beginning in September 2013, we intend to authorize and declare ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis, in each case subject to our board of trustees' discretion and applicable legal restrictions. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815
2014	$0.6882	$163,043

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions."

        On November 10, 2014 and March 9, 2015, our board of trustees declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively.

These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        For additional information regarding our distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions."

Item 6.    Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2014, 2013, 2012 and 2011 and for the period from September 16, 2010 (Inception) to December 31, 2010 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,				Period from September 16, 2010 (Inception) to December 31, 2010(1)
	2014	2013	2012	2011
Statements of operations data:
Investment income	$289,970	$132,002	$29,965	$1,394	$—
Operating expenses
Total expenses	115,081	65,198	19,803	1,466	183
Less: Expense reimbursement from sponsor	—	—	(1,432)	(725)	—
Add: Expense recoupment to sponsor	—	—	1,432	—	—

Net expenses	115,081	65,198	19,803	741	183

Net investment income (loss)	174,889	66,804	10,162	653	(183)
Total net realized and unrealized gain (loss) on investments	(344,398)	41,566	32,101	314	—

Net increase (decrease) in net assets resulting from operations	$(169,509)	$108,370	$42,263	$967	$(183)

Per share data:(2)
Net investment income (loss)—basic and diluted(3)	$0.74	$0.58	$0.33	$0.16	$(8.15)

Net increase (decrease) in net assets resulting from operations—basic and diluted(3)	$(0.72)	$0.94	$1.38	$0.23	$(8.15)

Distributions declared(4)	$0.69	$0.66	$0.63	$0.28	$—

Balance sheet data:
Total assets	$3,714,351	$2,428,659	$829,494	$112,732	$200

Credit facilities and repurchase agreement payable	$1,090,413	$624,174	$185,232	$20,518	$—

Total net assets	$2,565,721	$1,676,237	$602,889	$67,685	$200

Other data:
Total return(5)	(4.14)%	10.49%	14.07%	1.23%	—
Number of portfolio company investments at period end	125	104	64	21	—
Total portfolio investments for the period	$2,437,689	$2,295,602	$826,011	$95,199	$—
Proceeds from sales and prepayments of investments	$1,044,311	$735,673	$244,192	$3,564	$—

(1)
We formally commenced investment operations on July 18, 2011. Prior to such date, we had no operations except for matters relating to our organization.

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

(5)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions." The total return does not consider the effect of the sales load from the sale of our common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the returns shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with U.S. generally accepted accounting principles, or GAAP. These return figures do not represent an actual return to shareholders.

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

  •
  our current and expected financing arrangements and investments;

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration.

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments, net change in unrealized appreciation or depreciation on total return swap and net change in unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on total return swap is the net monthly settlement payments received on our total return swap, or TRS. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on May 24, 2013. We may, however, elect to utilize a total return swap in the future.

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

Expenses

        Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other expenses necessary for our operations. Our investment advisory fee compensates FS Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FS Advisor is responsible for compensating our investment sub-adviser.

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FS Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        The amount of the reimbursement payable to FS Advisor is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FS Advisor. Our board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

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

  •
  transfer agent and custodial fees;

  •
  research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g. telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

  •
  fees and expenses associated with marketing efforts;

  •
  federal and state registration fees;

  •
  federal, state and local taxes;

  •
  annual fees of the Delaware trustee;

  •
  fees and expenses of our trustees not also serving in an executive officer capacity for us or FS Advisor;

  •
  costs of proxy statements, shareholders' reports and notices and other filings;

  •
  our fidelity bond, trustees and officers/errors and omissions liability insurance and other insurance premiums;

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

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, dated as of February 14, 2012 and amended and restated as of May 16, 2013, or as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company income for tax purposes or net capital gains) exceeds the distributions paid by us to our shareholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. We are not obligated to pay interest on the payments we receive from Franklin Square Holdings. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of December 31, 2014 and 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. During the year ended December 31, 2013, $1,083 of expense recoupments was paid to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Years Ended December 31, 2014 and 2013

        During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,437,689. During the same period, we sold investments for proceeds of $462,170 and received principal repayments of $582,141. As of December 31, 2014, our investment portfolio, with a total fair value of $3,375,177 (25% in first lien senior secured loans, 29% in second lien senior secured loans, 9% in senior secured bonds, 28% in subordinated debt and 9% in equity/other), consisted of interests in 125 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an annual EBITDA of approximately $233.3 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 99.1% of par or stated value, as applicable, and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.8% based upon the amortized cost of our investments. The estimated gross annual portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of December 31, 2014 and our public offering price of $9.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2014 was 7.23%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,295,602. During the same period, we sold investments for proceeds of $521,048 and received principal repayments of $214,625. As of December 31, 2013, our investment portfolio, with a total fair value of $2,300,201 (27% in first lien senior secured loans, 30% in second lien senior secured loans, 4% in senior secured bonds, 34% in subordinated debt and 5% in equity/other), consisted of interests in 104 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $185.8 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 99.5% of par or stated value, as applicable, and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2013. The estimated gross annual portfolio yield does not represent an actual investment return to shareholders.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2014 and 2013:

	For the Year Ended
Net Investment Activity	December 31, 2014	December 31, 2013
Purchases	$2,437,689	$2,295,602
Sales and Redemptions	(1,044,311)	(735,673)

Net Portfolio Activity	$1,393,378	$1,559,929

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$579,698	24%	$880,162	38%
Senior Secured Loans—Second Lien	669,846	27%	658,910	29%
Senior Secured Bonds	314,897	13%	80,924	3%
Subordinated Debt	706,530	29%	617,025	27%
Equity/Other	166,718	7%	58,581	3%

Total	$2,437,689	100%	$2,295,602	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$881,945	$854,825	25%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	1,059,981	989,972	29%	673,512	683,723	30%
Senior Secured Bonds	324,963	285,485	9%	79,553	82,484	4%
Subordinated Debt	1,124,512	940,313	28%	767,083	789,834	34%
Equity/Other	271,649	304,582	9%	105,479	109,241	5%

Total	$3,663,050	$3,375,177	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Number of Portfolio Companies	125	104
% Variable Rate (based on fair value)	51.8%	60.5%
% Fixed Rate (based on fair value)	39.2%	34.7%
% Income Producing Equity or Other Investments (based on fair value)	4.0%	3.9%
% Non-Income Producing Equity or Other Investments (based on fair value)	5.0%	0.9%
Average Annual EBITDA of Portfolio Companies	$233,303	$185,816
Weighted Average Purchase Price of Investments (as a % of par or stated value)	99.1%	99.5%
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.1%	8.9%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2014:

New Direct Originations	For the Three Months Ended December 31, 2014	For the Year Ended December 31, 2014
Total Commitments (including unfunded commitments)	$635,156	$1,179,484
Exited Investments (including partial paydowns)	(11,968)	(152,463)

Net Direct Originations	$623,188	$1,027,021

	For the Three Months Ended December 31, 2014		For the Year Ended December 31, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$282,669	45%	$435,305	37%
Senior Secured Loans—Second Lien	13,752	2%	272,658	23%
Senior Secured Bonds	235,125	37%	301,198	26%
Subordinated Debt	—	—	313	0%
Equity/Other	103,610	16%	170,010	14%

Total	$635,156	100%	$1,179,484	100%

	For the Three Months Ended December 31, 2014	For the Year Ended December 31, 2014
Average New Direct Origination Commitment Amount	$90,737	$53,613
Weighted Average Maturity for New Direct Originations	4/25/21	4/23/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	7.1%	8.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.2%	10.2%

        The following table presents certain selected information regarding our direct originations as of December 31, 2014 and 2013:

Characteristics of All Direct Originations held in Portfolio	December 31, 2014	December 31, 2013
Number of Portfolio Companies	22	11
Average Annual EBITDA of Portfolio Companies	$29,450	$42,800
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.0x	3.9x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.1%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.3%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,371,063	41%	$577,357	25%
Opportunistic	892,154	26%	648,496	28%
Broadly Syndicated/Other	1,111,960	33%	1,074,348	47%

Total	$3,375,177	100%	$2,300,201	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,815,456	54%	$1,112,686	48%
Midstream	233,836	7%	288,414	13%
Downstream	12,494	0%	4,256	0%
Power	326,773	10%	159,433	7%
Service & Equipment	986,618	29%	735,412	32%

Total	$3,375,177	100%	$2,300,201	100%

        As of December 31, 2014, except for FourPoint Energy, LLC, in which we held a senior secured bond and two equity/other investments, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2014, we did not "control" any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2014, we had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. As of December 31, 2013, we had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$119,174	4%	$76,865	3%
2	2,630,119	78%	2,160,052	94%
3	586,116	17%	63,284	3%
4	39,768	1%	—	—
5	—	—	—	—

	$3,375,177	100%	$2,300,201	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. As of December 31, 2014, 17% of our portfolio, based on fair value, consisted of investments with an investment rating of three and 1% of our portfolio, based on fair value, consisted of investments with an investment rating of four. The increase in the amount of our investments rated a three or four is due primarily to the pronounced decline in the price of oil and the increased volatility seen specifically in the energy credit markets during the fourth quarter of 2014.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

        The performance of our portfolio during the year ended December 31, 2014 was primarily driven by increased volatility and a widening of credit spreads in the energy high yield and leveraged loan markets over the final six months of 2014. While the first half of 2014 was characterized by low volatility and a tightening of credit spreads, the second half of the year reversed course, as volatility increased due in large part to the significant decline in oil prices. For example, the "spread-to-worst" of the Bank of America Merrill Lynch High Yield Energy Index, which measures the difference from the worst performing security to the best, increased from 422 basis points as of December 31, 2013 to 756 basis points as of December 31, 2014, which was the highest annual year-end spread since December 2008. Overall, the Bank of America Merrill Lynch High Yield Energy Index finished 2014 with a yield-to-worst of 9.33%, representing the index's highest level since August 2009.

        With the significant re-pricing of risk, the high yield energy market changed dramatically in 2014, specifically among exploration and production, or E&P, and oil field service companies. The average par weighted price of bonds issued by E&P and oil field service companies decreased from approximately $102 and $104, respectively, to begin the year, to approximately $83 and $83, respectively, on December 31, 2014. This broad sector write-down impacted our reported unrealized depreciation for the year ended December 31, 2014.

Revenues

        We generated investment income of $289,970 and $132,002 for the years ended December 31, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $264,570 and $124,987 of cash income earned as well as $25,400 and $7,015 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the years ended December 31, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

        The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

        During the years ended December 31, 2014 and 2013, we generated $31,889 and $16,600 of fee income, which represented 11.0% and 12.6%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $115,081 and $65,198 for the years ended December 31, 2014 and 2013, respectively. Our expenses include base management fees attributed to FS Advisor of $61,970 and $30,840 for the years ended December 31, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $3,831 and $2,246 for the years ended December 31, 2014 and 2013, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the years ended December 31, 2014 and 2013, we accrued a subordinated incentive fee on income of $32,072 and $7,634, respectively. During the year ended December 31, 2014, we reversed $10,993 of capital gains incentive fees previously accrued based on the performance of our portfolio, which was primarily driven by increased volatility and a widening of credit spreads in the energy high yield and leveraged loan markets over the six month period ended December 31, 2014. During the year ended December 31, 2013, we accrued capital gains incentive fees of $8,321 based on the performance of our portfolio, of which $5,464 was based on unrealized gains and $2,857 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $19,069 and $9,297 for the years ended December 31, 2014 and 2013, respectively, in connection with our financing arrangements. For the years ended December 31, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,211 and $741, respectively, and fees and expenses incurred with our share transfer agent totaled $2,541 and $2,010, respectively. Fees for our board of trustees were $853 and $870 for the years ended December 31, 2014 and 2013, respectively.

        Our other general and administrative expenses totaled $3,615 and $2,439 for the years ended December 31, 2014 and 2013, respectively, and consisted of the following:

	Year Ended December 31,
	2014	2013
Expenses associated with our independent audit and related fees	$399	$365
Compensation of our chief compliance officer	80	80
Legal fees	882	944
Printing fees	469	355
Insurance expense	221	143
Other	1,564	552

Total	$3,615	$2,439

        During the years ended December 31, 2014 and 2013, we accrued $912 and $800, respectively, for income and excise taxes.

        During the years ended December 31, 2014 and 2013, the ratio of our total expenses to our average net assets was 5.07% and 5.89%, respectively. During the years ended December 31, 2014 and 2013, our ratio of total expenses to average net assets included $19,069 and $9,297, respectively, related to interest expense, $21,079 and $15,955, respectively, related to accruals for (or reversals of previously accrued) incentive fees and $912 and $800, respectively, related to accruals for income and excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 3.26% and 3.54% for the years ended December 31, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        As of December 31, 2014 and 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2013, we paid $1,083 in expense recoupments to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

        Our net investment income totaled $174,889 ($0.74 per share) and $66,804 ($0.58 per share) for the years ended December 31, 2014 and 2013, respectively. The increase in net investment income on a per share basis can be attributed primarily to the growth of our portfolio and an increase in the amount of our directly originated and opportunistic investments.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $462,170 and $582,141, respectively, during the year ended December 31, 2014, from which we realized a net loss of $5,682. During the year ended December 31, 2014, we realized a net loss of $636 from settlements on foreign currency. We sold investments and received principal repayments of $521,048 and $214,625, respectively, during the year ended December 31, 2013, from which we realized a net gain of $5,091. During the year ended

December 31, 2013, we earned $12,736 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $77 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the years ended December 31, 2014 and 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(338,120) and $26,994, respectively, and the net change in unrealized gain (loss) on foreign currency was $40 and $(37), respectively. The net change in unrealized appreciation (depreciation) on our TRS for the year ended December 31, 2013 was $(3,141). The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2014 was primarily driven by increased volatility and a widening of credit spreads in the energy high yield and leveraged loan markets over the final six months of 2014. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2013 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments. The net change in unrealized appreciation (depreciation) on our TRS during the year ended December 31, 2013 was primarily driven by the termination of our TRS on May 24, 2013, which converted unrealized gains into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the years ended December 31, 2014 and 2013, the net increase (decrease) in net assets resulting from operations was $(169,509) ($(0.72) per share) and $108,370 ($0.94 per share), respectively.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues

        We generated investment income of $132,002 and $29,965 for the years ended December 31, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $124,987 and $27,980 of cash income earned as well as $7,015 and $1,985 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the years ended December 31, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

        The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

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

Expense Reimbursement

        During the year ended December 31, 2013, we did not accrue any amounts for reimbursements from Franklin Square Holdings under the expense reimbursement agreement. As of December 31, 2013, we had no reimbursements due from Franklin Square Holdings. During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. Under the expense reimbursement agreement, amounts reimbursed by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. As of December 31, 2012, we had accrued $1,083 for expense recoupments payable to Franklin Square Holdings, all of which was paid to Franklin

Square Holdings during the year ended December 31, 2013. As of December 31, 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

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

Financial Condition, Liquidity and Capital Resources

Overview

        As of December 31, 2014, we had $225,130 in cash, which we held in custodial accounts, and $352,887 in borrowings available under our financing arrangements. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements."

        During the year ended December 31, 2014, we sold 126,903,290 common shares for gross proceeds of $1,354,696 at an average price per share of $10.68. The gross proceeds received during the year ended December 31, 2014 include reinvested shareholder distributions of $110,766, for which we issued 11,419,099 common shares. During the year ended December 31, 2014, we also incurred offering costs of $7,536 in connection with the sale of our common shares, which consisted primarily of legal, accounting, printing and other expenses, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses and printing, legal and due diligence fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $114,862 for the year ended December 31, 2014. These sales commissions and fees include $22,194 retained by the dealer manager, FS2, which is one of our affiliates. On December 23, 2014, the SEC declared effective our registration statement that registered an additional 92,200,000 common shares in our continuous public offering.

        Since commencing our continuous public offering and through March 3, 2015, we have sold 313,217,007 common shares (as adjusted for share distributions) for gross proceeds of $3,265,089, including common shares issued under our distribution reinvestment plan. As of March 3, 2015, we have raised total gross proceeds of $3,285,293, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the years ended December 31, 2014, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	44,339	100%	$9.225	$409
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
September 30, 2013	October 2, 2013	156,300	100%	$9.675	$1,512
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.900	$3,973
September 30, 2014	October 1, 2014	306,972	100%	$9.900	$3,039

        On January 7, 2015, we repurchased 450,293 common shares (representing 100% of common shares tendered for repurchase) at $8.82 per share for aggregate consideration totaling $3,972.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$223,000	$77,000	September 27, 2015(1)
Citibank Credit Facility(2)	Revolving	L+2.75%(3)	$128,300	—	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2015
Goldman Facility	Repurchase	L+2.75%	$189,113	$135,887	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%(4)	$150,000	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$120,000	$80,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Borrowings under the Citibank credit facility began to amortize in November 2014. As of December 31, 2014, there was no longer any amount available to borrow under the Citibank credit facility.

(3)
Prior to November 2014, borrowings under the Citibank credit facility accrued interest at a rate equal to three-month LIBOR plus 2.50% per annum. In November 2014, borrowings under the Citibank credit facility began to accrue interest at a rate equal to LIBOR plus 2.75% per annum.

(4)
Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $723,449 and 2.37%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings was 2.27%.

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

        On August 18, 2014, the BNP facility was amended to increase the maximum commitment financing available to Berwyn Funding from $200,000 to $300,000 and to add a 30-day cancellation right for BNP if BNP's long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody's Investors Service, Inc. or Fitch Ratings, Inc., during the term of the facility.

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

        As of December 31, 2014 and 2013, $223,000 and $60,000, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $449 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of December 31, 2014, $76 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2014 and 2013, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$1,822	$28
Non-usage fees	573	50
Amortization of deferred financing costs	349	24

Total interest expense	$2,744	$102

        For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$2,132	$—
Average borrowings under the facility(2)	$134,436	$38,000
Effective interest rate on borrowings	1.36%	1.35%
Weighted average interest rate (including the effect of non-usage fees)	1.78%	3.52%

(1)
Interest under the BNP facility is paid monthly in arrears and commenced on January 2, 2014.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since we commenced borrowings thereunder to December 31, 2013.

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP facility contains customary events of default for similar financing transactions, including: (a) the occurrence of a default or similar condition under certain third-party contracts by us and Berwyn Funding; (b) any change in BNP's interpretation of applicable law that, in the reasonable opinion of counsel to BNP, has the effect of impeding or prohibiting the facility; (c) certain events of insolvency or bankruptcy by us or Berwyn Funding; (d) specified material reductions in our or Berwyn Funding's net asset value; (e) any change in our fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as investment adviser to us and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the year ended December 31, 2014, Berwyn Funding received a fee of $19 from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of December 31, 2014, the fair value of those securities rehypothecated by BNP was $68,487.

        Borrowings of Berwyn Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Citibank Credit Facility

        On May 24, 2013, EP Funding, our wholly-owned, special-purpose financing subsidiary, entered into the Citibank credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. Prior to November 24, 2014, the Citibank credit facility provided for borrowings in an aggregate principal amount up to $175,000 on a committed basis. On November 24, 2014, amounts under the Citibank credit facility began to amortize and we have not been permitted to borrow under the facility thereafter.

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

        Prior to November 2014, borrowings under the Citibank credit facility accrued interest at a rate equal to three-month LIBOR plus 2.50% per annum. In November 2014, borrowings under the Citibank credit facility began to accrue interest at a rate equal to three-month LIBOR plus 2.75% per annum. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of EP Funding's portfolio and a loan compliance test with respect to the initial acquisition of each debt security in EP Funding's portfolio.

        Beginning on August 21, 2013 and until November 24, 2014, EP Funding was subject to a non-usage fee of 0.50% per annum to the extent that the aggregate principal amount available under the Citibank credit facility was not borrowed. Outstanding borrowings under the facility began amortizing on November 24, 2014, and any amounts outstanding under the facility, including all accrued and unpaid interest thereunder, will be due and payable, on May 24, 2015.

        As of December 31, 2014 and 2013, $128,300 and $174,174, respectively, was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $657 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $130 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2014 and 2013, the components of total interest expense for the Citibank credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$4,763	$2,222
Non-usage fees	1	30
Amortization of deferred financing costs	328	199

Total interest expense	$5,092	$2,451

        For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$4,903	$1,573
Average borrowings under the facility(2)	$171,151	$140,217
Effective interest rate on borrowings	2.98%	2.81%
Weighted average interest rate (including the effect of non-usage fees)	2.78%	2.90%

(1)
Interest under the Citibank credit facility is paid quarterly in arrears and commenced on November 12, 2013.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since we commenced borrowings thereunder to December 31, 2013.

        Under the Citibank credit facility, EP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Citibank credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal or interest payments within five business days of when due; (b) the insolvency or bankruptcy of EP Funding or us; (c) the failure of EP Funding to be beneficially owned and controlled by us; (d) the resignation or removal of us as EP Funding's investment manager; and (e) GSO (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to us. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, EP Funding must pay interest at a default rate.

        Borrowings of EP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Funding, our wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the scheduled maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000. On June 11, 2014, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which, among other things, extended the maturity date from June 24, 2014 to June 11, 2015 and increased the maximum commitments under the facility from $240,000 to $340,000 through the addition of a $100,000 tranche of revolving loan commitments from State Street.

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

        As of December 31, 2014 and 2013, $280,000 and $240,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $2,150 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $375 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$5,046	$4,509	$1,716
Non-usage fees	385	191	85
Amortization of deferred financing costs	763	637	331

Total interest expense	$6,194	$5,337	$2,132

        For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$5,294	$4,546	$1,332
Average borrowings under the facility	$245,260	$216,410	$81,825
Effective interest rate on borrowings	2.04%	2.04%	2.08%
Weighted average interest rate (including the effect of non-usage fees)	2.21%	2.17%	2.19%

(1)
Interest under the Deutsche Bank credit facility is paid quarterly in arrears.

        Borrowings under the Deutsche Bank credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the Deutsche Bank credit facility, or a decline in our net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of GSO; (ii) the bankruptcy or insolvency of GSO or FS Advisor; (iii) GSO ceasing to act as our sub-adviser or FS Advisor ceasing to act as our investment adviser; (iv) us ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (v) us, GSO or FS Advisor committing fraud or other illicit acts in our or their investment advisory capacities.

        In connection with the Deutsche Bank credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Deutsche Bank credit facility also contains customary events of default for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) us ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Financing

        On September 11, 2014, through our two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding and Strafford Funding, we entered into a debt financing arrangement with Goldman. Pursuant to this arrangement, up to $225,000 was initially made available to us to fund investments in new securities and for general corporate purposes. On December 15, 2014, the parties amended the financing arrangement to increase the amount available thereunder to $325,000. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

        Under the financing arrangement, assets in our portfolio may be sold and/or contributed by us from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between us and Gladwyne Funding, or the Sale and Contribution Agreement. As of December 31, 2014, the fair value of assets held by Gladwyne Funding was $595,301, which includes an initial contribution by us of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding under the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of December 31, 2014, Strafford Funding had purchased $336,200 of Notes and will from time to time prior to March 15, 2015 purchase the remaining Notes, in each case, from Gladwyne Funding at a purchase price equal to their par value.

        Pursuant to the Indenture, Gladwyne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains customary events of default for similar financing transactions, including: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes within five business days of when due; (b) the failure to disburse amounts in excess of $1 in accordance with the priority of payments; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Gladwyne Funding.

        Strafford Funding, in turn, has entered into the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning September 15, 2014 to but excluding March 15, 2015, Goldman will purchase the Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of December 31, 2014, Notes in the principal amount of $336,200 were purchased by Goldman from Strafford Funding pursuant to Goldman facility for $189,113. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $577,750. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $325,000. Strafford Funding intends to enter into additional repurchase transactions under the Goldman facility between January 1, 2015 and March 15, 2015 with respect to the entire $241,550 principal amount of the Notes not previously purchased by Strafford Funding and sold to Goldman.

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2017. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Through March 15, 2015, financing fees will accrue on the greater of $225,000 or the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees will accrue on $325,000 (even if the aggregate purchase price paid for the Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility.

        If the Goldman facility is accelerated prior to September 15, 2017 due to an event of default or the failure of Gladwyne Funding to commit to sell any underlying assets that become defaulted obligations within 30 days and fails to use commerically reasonable efforts thereafter to sell such obligations, then Strafford Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman through September 15, 2017 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.75% per annum for the relevant period.

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

        Goldman may require Strafford Funding to post cash collateral if the market value of the Notes (measured by reference to the market value of Gladwyne Funding's portfolio of assets) declines and is less than the required margin amount under the Goldman facility. In such event, in order to satisfy any such margin-posting requirements, Strafford Funding has the option to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Strafford Funding pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $325,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

        As of December 31, 2014, Notes in an aggregate principal amount of $336,200 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $189,113. The carrying amount outstanding under the Goldman facility approximates its fair value. We funded each purchase of the Notes by Strafford Funding through a capital contribution to Strafford Funding. As of December 31, 2014, Strafford Funding's liability under the Goldman facility was $189,113, plus $445 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on our financial statements. As of December 31, 2014, the fair value of assets held by Gladwyne Funding was $595,301.

        We incurred costs of $380 in connection with obtaining the Goldman facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $348 of such deferred financing costs had yet to be amortized to interest expense.

        For the year ended December 31, 2014, the components of total interest expense for the Goldman facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$445
Amortization of deferred financing costs	32

Total interest expense	$477

        For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$49,721
Effective interest rate on borrowings	2.98%
Weighted average interest rate	2.98%

(1)
Interest under the Goldman facility is payable quarterly in arrears and will commence on March 15, 2015.

(2)
Average borrowings for the year ended December 31, 2014 are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

        In connection with the Notes and the Indenture, Gladwyne Funding also entered into (i) an Amended and Restated Investment Management Agreement with us, as investment manager, dated as of September 11, 2014, pursuant to which we will manage the assets of Gladwyne Funding; and (ii) a Collateral Administration Agreement with Virtus Group, LP, or Virtus, as collateral administrator, dated as of September 11, 2014, pursuant to which Virtus will perform certain administrative services with respect to the assets of Gladwyne Funding.

        Amounts outstanding under the Goldman facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

        As of December 31, 2014 and 2013, $150,000 was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $2,544 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $2,168 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2014 and 2013, the components of total interest expense for the Natixis credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$3,733	$1,102
Non-usage fees	—	185
Amortization of deferred financing costs	256	120

Total interest expense	$3,989	$1,407

        For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$3,810	$771
Average borrowings under the facility(2)	$150,000	$118,820
Effective interest rate on borrowings	2.57%	2.94%
Weighted average interest rate (including the effect of non-usage fees)	2.54%	2.99%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears and commenced on November 20, 2013.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since we commenced borrowings thereunder to December 31, 2013.

        In connection with the Natixis credit facility, Energy Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Natixis credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) Energy Funding becoming an investment company required to be registered under the 1940 Act; (c) certain events of insolvency or bankruptcy of Energy Funding; (d) the resignation or removal of us as Energy Funding's collateral manager; (e) FS Advisor or any replacement thereof approved in writing by the majority lenders no longer serving as the investment adviser to us; and (f) GSO or any replacement thereof approved in writing by the majority lenders no longer serving as the investment sub-adviser to us. Upon the occurrence of an event of default, the majority lenders or Natixis (acting at the direction of the majority lenders) may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Energy Funding must pay interest at a default rate.

        Borrowings of Energy Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding, our wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit facility, with Wells Fargo, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

        We may contribute cash, loans or bonds to Wayne Funding from time to time and will retain a residual interest in any assets contributed through our ownership of Wayne Funding or will receive fair market value for any assets sold to Wayne Funding. Wayne Funding may purchase additional assets from various sources. Wayne Funding has appointed us to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wayne Funding's obligations to Wells Fargo under the Wells Fargo credit facility are secured by a first priority security interest in substantially all of the assets of Wayne Funding, including its portfolio of assets. The obligations of Wayne Funding under the Wells Fargo credit facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Wayne Funding.

        Borrowings under the Wells Fargo credit facility accrue interest at a rate equal to three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period. Beginning October 10, 2014, Wayne Funding became subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo credit facility is not borrowed. Any amounts borrowed under the Wells Fargo credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

        As of December 31, 2014, $120,000 was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $2,641 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $2,478 of such deferred financing costs had yet to be amortized to interest expense.

        For the year ended December 31, 2014, the components of total interest expense for the Wells Fargo credit facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$219
Non-usage fees	191
Amortization of deferred financing costs	163

Total interest expense	$573

        For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$156
Average borrowings under the facility(2)	$120,000
Effective interest rate on borrowings	2.74%
Weighted average interest rate (including the effect of non-usage fees)	2.27%

(1)
Interest under the Wells Fargo credit facility is paid quarterly in arrears and commenced on December 15, 2014.

(2)
Average borrowings for the year ended December 31, 2014 are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

        Borrowings under the Wells Fargo credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wayne Funding varies depending upon the types of assets in Wayne Funding's portfolio.

        In connection with the Wells Fargo credit facility, Wayne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wells Fargo credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Wayne Funding or us; (d) the resignation or removal of us as collateral manager; (e) the failure of us to maintain an asset coverage ratio of greater than or equal to 2:1; (f) the failure of us to have a net asset value of at least $300,000; and (g) the failure of Wayne Funding to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the facility immediately due and payable. During the continuation of an event of default, Wayne Funding must pay interest at a default rate.

        In addition, the occurrence of certain events described as "Collateral Manager Events of Default" in the loan and servicing agreement which governs the Wells Fargo credit facility may trigger (i) a requirement that Wayne Funding obtain the consent of Wells Fargo prior to entering into any transaction with respect to portfolio assets and (ii) the right of Wells Fargo to direct Wayne Funding to enter into transactions with respect to any portfolio assets, in each case in Wells Fargo's sole discretion. Collateral Manager Events of Default include non-performance of any obligation under the transaction documents by Wayne Funding, us, FS Advisor or GSO, and other events with respect to such entities that are adverse to Wells Fargo and the secured parties under the Wells Fargo credit facility.

        Borrowings of Wayne Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 3, 2015, we have sold an aggregate of 3,815,839 common shares (as adjusted for share distributions) for aggregate gross proceeds of $34,515 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

RIC Status and Distributions

        We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, 98.2% of our capital gain net income for the one-year period ending October 31 of the calendar year (adjusted for certain ordinary losses), and any net ordinary income and capital gain net income for preceding years that were not distributed during such years on which we paid no U.S. federal income tax.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the tax year ended December 31, 2014 represented a return of capital.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815
2014	$0.6882	$163,043

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        On November 10, 2014 and March 9, 2015, our board of trustees declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the years ended December 31, 2014, 2013 and 2012 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the years ended December 31, 2012 and 2013. During the year ended December 31, 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	145,745	89%	76,383	98%	15,559	77%
Short-term capital gains proceeds from the sale of assets	10,509	7%	1,432	2%	2,930	15%
Long-term capital gains proceeds from the sale of assets	6,789	4%	—	—	232	1%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—	1,342	7%
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$163,043	100%	$77,815	100%	$20,063	100%

(1)
During the years ended December 31, 2014, 2013 and 2012, 91.3%, 94.7% and 93.4%, respectively, of our gross investment income was attributable to cash income earned, 3.5%, 2.9% and 6.6%, respectively, was attributable to non-cash accretion of discount and 5.2%, 2.4% and 0.0%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $145,745, $76,383 and $15,559, respectively. As of December 31, 2014 and 2013, we had $13,591 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

        The difference between our net investment income based on GAAP and our tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from our GAAP-basis income, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the reversal of non-deductible excise taxes, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and, with respect to the years ended December 31, 2013 and 2012, the inclusion of a portion of the periodic net settlement payments due on our total return swap in tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
GAAP-basis net investment income	$174,889	$66,804	$10,162
Income on limited partnership interest	(1,271)	(802)	(2,537)
Reversal of incentive fee accrual on unrealized gains	(10,993)	5,464	5,462
Excise taxes	560	300	—
Reclassification of unamortized original issue discount and prepayment fees	(19,579)	(1,166)	—
Tax-basis net investment income portion of total return swap payments	—	6,602	2,475
Other miscellaneous differences	2,139	(819)	(3)

Tax-basis net investment income	$145,745	$76,383	$15,559

        We may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, we increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $20,215, and reduced capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $3,358 and $16,857, respectively. During the year ended December 31, 2013, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $5,420, and increased capital in excess of par value and accumulated distributions in excess of net investment income by $433 and $4,987, respectively. During the year ended December 31, 2012, we reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency and increased accumulated distributions in excess of net investment income by $2,475 to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income. In addition, during the year ended December 31, 2012, we reduced capital in excess of par value by $1,342 to reflect distributions received by us during the year ended December 31, 2012 on account of a limited partnership interest held by us, which amount was treated as a return of capital for tax purposes.

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution that we have declared on our common shares through December 31, 2014:

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

        As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2014	2013
Distributable ordinary income (income and short-term capital gains)	$—	$8,073
Distributable realized gains (long-term capital gains)	13,591	2,825
Deferral of late year capital losses	(6,094)	—
Distribution receivable on limited partnership interest	57	805
Incentive fee accrual on unrealized gains	—	(10,993)
Unamortized organization costs	(268)	(292)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	(283,310)	52,752

	$(276,024)	$53,170

(1)
As of December 31, 2014 and 2013, the gross unrealized appreciation on our investments and unrealized gain on foreign currency was $50,887 and $57,499, respectively. As of December 31, 2014 and 2013, the gross unrealized depreciation on our investments and unrealized loss on foreign currency was $334,197 and $4,747, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $3,658,498 and $2,247,420 as of December 31, 2014 and 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(283,310) and $52,752 as of December 31, 2014 and 2013, respectively.

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

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of trustees may use independent third-party pricing or valuation services. However, our board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and retains the discretion to use any relevant data, including information obtained from FS Advisor or any independent third-party valuation or pricing service that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of trustees may consider when valuing our debt and equity investments.

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

        Our board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

        Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

        Our investments as of December 31, 2013 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as our board of trustees determined that the cost of each such investment was the best indication of its fair value.

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers or where our board of trustees otherwise determines that the use of such other method is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

        Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized and the respective unrealized gain or loss on foreign currency for any foreign denominated investments we may hold. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee

        Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor as if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it is required to provide such services, GSO, are reimbursed for administrative expenses incurred on our behalf. For the years ended December 31, 2014, 2013 and 2012, we incurred $61,970, $30,840 and $7,806, respectively, in base management fees and $3,831, $2,246 and $807, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2014 and 2013, we accrued a subordinated incentive fee on income of $32,072 and $7,634, respectively, and paid FS Advisor $26,716 and $848, respectively, in respect of such fee. As of December 31, 2014, a subordinated incentive fee on income of $12,142 was payable to FS Advisor. We did not accrue any subordinated incentive fee on income during the year ended December 31, 2012. During the year ended December 31, 2014, we reversed $10,993 of capital gains incentive fees previously accrued. During the years ended December 31, 2013 and 2012, we accrued capital gains incentive fees of $8,321 and $6,415, respectively, based on the performance of our portfolio, of which $5,464 and $5,462, respectively, was based on unrealized gains and $2,857 and $953, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FS Advisor $2,857 and $953, respectively, in capital gains incentive fees during the years ended December 31, 2014 and 2013. As of December 31, 2014, we did not have any accrued capital gains incentive fees.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Citibank credit facility, the Deutsche Bank credit facility, the

Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at December 31, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$223,000	$223,000	—	—	—
Citibank Credit Facility(2)	$128,300	$128,300	—	—	—
Deutsche Bank Credit Facility(3)	$280,000	$280,000	—	—	—
Goldman Facility(4)	$189,113	—	$189,113	—	—
Natixis Credit Facility(5)	$150,000	—	—	—	$150,000
Wells Fargo Credit Facility(6)	$120,000	—	—	$120,000	—

(1)
At December 31, 2014, $77,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At December 31, 2014, no amounts remained unused under the Citibank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 24, 2015. Amounts due on the facility began to amortize on November 24, 2014.

(3)
At December 31, 2014, $60,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2015.

(4)
At December 31, 2014, $135,887 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(5)
At December 31, 2014, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

(6)
At December 31, 2014, $80,000 amounts remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FS Advisor. The amount of the reimbursement payable to FS Advisor is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FS Advisor. Our board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

        Under the investment advisory and administrative services agreement, we, either directly or through reimbursement to FS Advisor or its affiliates, are responsible for our organization and offering costs in an amount up to 1.5% of gross proceeds raised in our continuous public offering. Organization and offering costs primarily include legal, accounting, printing and other expenses relating to our continuous public offering, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses, salaries and direct expenses of FS Advisor's personnel, employees of its affiliates and others while engaged in registering and marketing our common shares, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for us.

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of our organization and offering costs. Following this period, we have paid certain of our organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares. Organization and offering costs funded directly by Franklin Square Holdings were recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred. All other offering costs, including costs incurred directly by us, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital.

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2014	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$61,970	$30,840	$7,806
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(10,993)	$8,321	$6,415
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$32,072	$7,634	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,831	$2,246	$807
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$7,536	$6,000	$3,790
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$22,194	$20,016	$10,240

(1)
During the years ended December 31, 2014, 2013 and 2012, $54,809, $23,611 and $2,878, respectively, in base management fees were paid to FS Advisor. During the year ended December 31, 2012, $1,752 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see "—Expense Reimbursement"). As of December 31, 2014, $17,912 in base management fees were payable to FS Advisor.

(2)
During the year ended December 31, 2014, we reversed $10,993 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the years ended December 31, 2013 and 2012, we accrued capital gains incentive fees of $8,321 and $6,415, respectively, of which $5,464 and $5,462, respectively, was based on unrealized gains and $2,857 and $953, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We paid FS Advisor $2,857 and $953 in capital gains incentive fees during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we did not have any accrued capital gains incentive fees.

(3)
During the years ended December 31, 2014 and 2013, $26,716 and $848, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2014, a subordinated incentive fee on income of $12,142 was payable to FS Advisor.

(4)
During the years ended December 31, 2014, 2013 and 2012, $3,508, $1,854 and $611, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $2,596, $1,987 and $700, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2014, 2013 and 2012.

(5)
During the years ended December 31, 2014, 2013 and 2012, we incurred offering costs of $7,536, $6,000 and $3,790, respectively, of which $3,279, $2,737 and $1,540, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares. In addition, during the year ended December 31, 2012, FS Advisor and its affiliates directly funded $505 of our organization and offering costs and we paid $2,051 to FS Advisor and its affiliates for organization and offering costs previously funded.

(6)
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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 3, 2015, we have sold an aggregate of 3,815,839 common shares (as adjusted for share distributions) for aggregate gross proceeds of $34,515 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategy, if necessary, so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with our investment sub-adviser, GSO, and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        During the year ended December 31, 2012, we accrued $1,432 for reimbursements that Franklin Square Holdings had agreed to pay. As of December 31, 2014 and 2013, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, we accrued $1,432 for expense recoupments payable to Franklin

Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. During the year ended December 31, 2013, $1,083 of expense recoupments was paid to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the years ended December 31, 2014 and 2013, FS Benefit Trust purchased $49 and $43, respectively, of our common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

Recent Developments

        During the period from January 1, 2015 to March 3, 2015, we sold 14,664,342 common shares for gross proceeds of $138,353 at an average price per share of $9.43.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 51.8% of our portfolio investments (based on fair value) paid variable interest rates, 39.2% paid fixed interest rates, 4.0% were income producing equity or other investments and the remainder (5.0%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

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

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$—	$(2,375)	$2,375	0.8%
Current LIBOR	—	—	—	—
Up 100 basis points	2,304	9,502	(7,198)	(2.5)%
Up 300 basis points	36,545	28,506	8,039	2.7%
Up 500 basis points	72,983	47,510	25,473	8.7%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2014, 2013 and 2012, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited FS Energy and Power Fund's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Energy and Power Fund's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, FS Energy and Power Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2014 and 2013 and the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Energy and Power Fund's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of FS Energy and Power Fund's internal control over financial reporting.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
March 13, 2015

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments, at fair value—unaffiliated (amortized cost—$3,375,716 and $2,249,954, respectively)	$3,089,068	$2,300,201
Investments, at fair value—affiliated (amortized cost—$287,334 and $0, respectively)	286,109	—
Cash	225,130	91,084
Receivable for investments sold and repaid	51,253	8,306
Interest receivable	47,197	25,467
Receivable for common shares purchased	9,989	135
Deferred financing costs	5,575	3,445
Prepaid expenses and other assets	30	21

Total assets	$3,714,351	$2,428,659

Liabilities
Payable for investments purchased	$20,094	$81,509
Credit facilities payable	901,300	624,174
Repurchase agreement payable(1)	189,113	—
Shareholder distributions payable	50	10,700
Management fees payable	17,912	10,751
Accrued capital gains incentive fees(2)	—	13,850
Subordinated income incentive fees payable(2)	12,142	6,786
Administrative services expense payable	1,653	418
Interest payable	2,888	2,005
Trustees' fees payable	229	251
Other accrued expenses and liabilities	3,249	1,978

Total liabilities	1,148,630	752,422

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 299,394,371 and 173,532,259 shares issued and outstanding, respectively	299	174
Capital in excess of par value	2,841,446	1,622,893
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	7,497	10,898
Accumulated undistributed (distributions in excess of) net investment income(4)	4,341	(7,946)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(287,862)	50,218

Total shareholders' equity	2,565,721	1,676,237

Total liabilities and shareholders' equity	$3,714,351	$2,428,659

Net asset value per common share at year end	$8.57	$9.66

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

FS Energy and Power Fund

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Investment income
Interest income—unaffiliated	$251,827	$115,402	$28,351
Interest income—affiliated	6,254	—	—
Fee income—unaffiliated	29,661	16,600	1,614
Fee income—affiliated	2,228	—	—

Total investment income	289,970	132,002	29,965

Operating expenses
Management fees	61,970	30,840	7,806
Capital gains incentive fees(1)	(10,993)	8,321	6,415
Subordinated income incentive fees(1)	32,072	7,634	—
Administrative services expenses	3,831	2,246	807
Share transfer agent fees	2,541	2,010	659
Accounting and administrative fees	1,211	741	288
Interest expense	19,069	9,297	2,141
Trustees' fees	853	870	409
Other general and administrative expenses	3,615	2,439	1,278

Total operating expenses	114,169	64,398	19,803
Less: Expense reimbursement from sponsor(2)	—	—	(1,432)
Add: Expense recoupment to sponsor(2)	—	—	1,432

Net operating expenses	114,169	64,398	19,803
Income and excise taxes	912	800	—

Total expenses	115,081	65,198	19,803

Net investment income	174,889	66,804	10,162

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(5,682)	5,091	2,307
Net realized gain (loss) on total return swap(3)	—	12,736	3,293
Net realized gain (loss) on foreign currency	(636)	(77)	37
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(336,895)	26,994	23,419
Net change in unrealized appreciation (depreciation) on investments—affiliated	(1,225)	—	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	(3,141)	3,020
Net change in unrealized gain (loss) on foreign currency	40	(37)	25

Total net realized and unrealized gain (loss) on investments	(344,398)	41,566	32,101

Net increase (decrease) in net assets resulting from operations	$(169,509)	$108,370	$42,263

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.72)	$0.94	$1.38

Weighted average shares outstanding	236,753,647	115,827,352	30,715,305

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

(4)
As discussed in Note 5, the Company paid a 1% share distribution in February 2012. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the relevant period and, for the year ended December 31, 2012, reflects the share distribution on a retroactive basis.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operations
Net investment income	$174,889	$66,804	$10,162
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(6,318)	17,750	5,637
Net change in unrealized appreciation (depreciation) on investments	(338,120)	26,994	23,419
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	(3,141)	3,020
Net change in unrealized gain (loss) on foreign currency	40	(37)	25

Net increase (decrease) in net assets resulting from operations	(169,509)	108,370	42,263

Shareholder distributions(2)
Distributions from net investment income	(145,745)	(76,383)	(15,559)
Distributions from net realized gain on investments	(17,298)	(1,432)	(3,162)
Distributions representing tax return of capital	—	—	(1,342)

Net decrease in net assets resulting from shareholder distributions	(163,043)	(77,815)	(20,063)

Capital share transactions
Issuance of common shares(3)	1,129,068	1,007,156	508,715
Reinvestment of shareholder distributions(3)	110,766	44,910	10,034
Repurchases of common shares(3)	(10,262)	(3,273)	(409)
Offering costs	(7,536)	(6,000)	(3,790)
Payments to investment adviser for organization and offering costs(4)	—	—	(2,051)
Capital contributions of investment adviser	—	—	505

Net increase in net assets resulting from capital share transactions	1,222,036	1,042,793	513,004

Total increase in net assets	889,484	1,073,348	535,204
Net assets at beginning of year	1,676,237	602,889	67,685

Net assets at end of year	$2,565,721	$1,676,237	$602,889

Accumulated undistributed (distributions in excess of) net investment income(2)	$4,341	$(7,946)	$(3,354)

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the years ended December 31, 2014, 2013 and 2012.

(4)
See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(169,509)	$108,370	$42,263
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,437,689)	(2,295,602)	(826,011)
Paid-in-kind interest	(15,125)	(3,190)	—
Proceeds from sales and repayments of investments	1,044,311	735,673	244,192
Net realized (gain) loss on investments	5,682	(5,091)	(2,307)
Net change in unrealized (appreciation) depreciation on investments	338,120	(26,994)	(23,419)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	3,141	(3,020)
Accretion of discount	(10,275)	(3,825)	(1,985)
Amortization of deferred financing costs	1,891	980	340
(Increase) decrease in due from counterparty	—	56,876	(48,998)
(Increase) decrease in receivable for overfunded investment	—	—	434
(Increase) decrease in receivable for investments sold and repaid	(42,947)	1,068	(9,374)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	—	533
(Increase) decrease in interest receivable	(21,730)	(16,392)	(8,419)
(Increase) decrease in receivable due on total return swap(1)	—	329	(69)
(Increase) decrease in prepaid expenses and other assets	(9)	154	(98)
Increase (decrease) in payable for investments purchased	(61,415)	55,953	2,053
Increase (decrease) in management fees payable	7,161	7,229	3,176
Increase (decrease) in expense recoupment payable to sponsor(2)	—	(1,083)	1,083
Increase (decrease) in accrued capital gains incentive fees	(13,850)	7,368	6,415
Increase (decrease) in subordinated income incentive fees payable	5,356	6,786	—
Increase (decrease) in administrative services expense payable	1,235	259	107
Increase (decrease) in interest payable	883	1,427	469
Increase (decrease) in trustees' fees payable	(22)	251	—
Increase (decrease) in other accrued expenses and liabilities	1,271	1,334	566

Net cash used in operating activities	(1,366,661)	(1,364,979)	(622,069)

Cash flows from financing activities
Issuance of common shares	1,119,214	1,007,062	508,773
Reinvestment of shareholder distributions	110,766	44,910	10,034
Repurchases of common shares	(10,262)	(3,273)	(409)
Offering costs	(7,536)	(6,000)	(3,790)
Capital contributions of investment adviser	—	—	505
Payments to investment adviser for organization and offering costs(3)	—	—	(2,051)
Shareholder distributions	(173,693)	(70,464)	(17,088)
Borrowings under credit facilities(4)	323,826	438,942	179,214
Repayments of credit facilities(4)	(46,700)	—	(14,500)
Borrowings under repurchase agreement(5)	189,113	—	—
Deferred financing costs paid	(4,021)	(4,100)	(443)

Net cash provided by financing activities	1,500,707	1,407,077	660,245

Total increase (decrease) in cash	134,046	42,098	38,176
Cash at beginning of year	91,084	48,986	10,810

Cash at end of year	$225,130	$91,084	$48,986

Supplemental disclosure
Excise and state taxes paid	$264	$—	$—

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

(4)
See Note 8 for a discussion of the Company's credit facilities. During the years ended December 31, 2014, 2013 and 2012, the Company paid $16,295, $6,890 and $1,332, respectively, in interest expense on the credit facilities.

(5)
See Note 8 for a discussion of the Company's repurchase transaction. During the year ended December 31, 2014, the Company did not pay any interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments
As of December 31, 2014
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—33.3%
Abaco Energy Technologies LLC	(h)(j)(k)	Service & Equipment	L+700	1.0%	11/20/20	$62,500	$58,795	$59,063
Allied Wireline Services, LLC	(h)(j)(k)	Service & Equipment	L+800	1.5%	2/28/19	105,875	104,405	105,081
Alon USA Partners, L.P.	(h)(j)(m)	Downstream	L+800	1.3%	11/26/18	7,231	7,468	7,308
Altus Power America, Inc.	(k)	Power	L+750	1.5%	10/10/21	20,568	20,568	20,568
Altus Power America, Inc.	(e)	Power	L+750	1.5%	10/10/21	63,807	63,807	63,807
AP Exhaust Acquisition, LLC	(h)	Service & Equipment	L+775	1.5%	1/16/21	14,595	14,595	14,157
Atlas Energy, L.P.	(g)(m)	Midstream	L+550	1.0%	7/31/19	5,486	5,443	5,404
Azure Midstream Energy LLC	(g)	Midstream	L+550	1.0%	11/15/18	12,825	12,669	11,543
BBH Operating LLC		Upstream	Prime+500	3.3%	2/26/15	19,850	19,850	18,957
BBH Operating LLC	(e)	Upstream	Prime+500	3.3%	2/26/15	10,150	10,150	9,693
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	20,206	17,548	19,423
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	38,292	33,254	36,808
Boomerang Tube, LLC	(f)(g)	Service & Equipment	L+950	1.5%	10/11/17	18,584	18,441	16,122
Cactus Wellhead, LLC	(g)(h)(j)(k)	Service & Equipment	L+600	1.0%	7/31/20	52,369	51,384	42,550
Cimarron Energy Inc.	(h)	Service & Equipment	L+775	1.0%	12/15/19	25,000	25,000	25,000
Crestwood Holdings LLC	(g)(h)(k)	Midstream	L+600	1.0%	6/19/19	32,255	32,406	30,622
EnergySolutions, LLC	(f)(j)	Service & Equipment	L+575	1.0%	5/29/20	21,709	21,314	21,702
EP Acquisition LLC		Upstream	Prime+500	3.3%	3/31/15	750	750	720
FR Dixie Acquisition Corp.	(g)	Service & Equipment	L+475	1.0%	12/18/20	10,173	10,184	8,443
FR Utility Services LLC	(g)	Service & Equipment	L+575	1.0%	10/18/19	15,009	14,919	14,952
Harvey Gulf International Marine, LLC	(g)	Service & Equipment	L+450	1.0%	6/18/20	1,910	1,893	1,551
Hudson Products Holdings Inc.	(g)	Service & Equipment	L+400	1.0%	3/15/19	1,773	1,769	1,720
Industrial Group Intermediate Holdings, LLC	(j)	Service & Equipment	L+800	1.3%	5/31/20	14,886	14,886	14,886
Larchmont Resources, LLC	(g)(j)	Upstream	L+725	1.0%	8/7/19	20,370	20,379	19,809
MB Precision Holdings LLC	(h)	Service & Equipment	L+725	1.3%	1/23/20	13,365	13,365	13,231
Moxie Liberty LLC	(g)(h)(k)	Power	L+650	1.0%	8/21/20	32,432	32,562	32,270
Moxie Patriot LLC	(k)	Power	L+575	1.0%	12/19/20	2,000	2,041	1,990
Panda Sherman Power, LLC	(g)(h)	Power	L+750	1.5%	9/14/18	19,872	20,258	19,773
Panda Temple Power, LLC (TLA)	(k)	Power	L+700	1.5%	7/17/18	13,949	13,799	14,141
Panda Temple Power, LLC (TLB)	(g)(h)(k)	Power	L+1000	1.5%	7/17/18	40,000	39,447	40,600
Panda Temple Power II, LLC	(g)(h)	Power	L+600	1.3%	4/3/19	23,809	24,274	23,452
PeroxyChem LLC	(h)(k)	Service & Equipment	L+650	1.0%	2/28/20	11,900	11,793	11,781
ProPetro Services, Inc.	(j)(l)	Service & Equipment	L+625	1.0%	9/30/19	12,267	12,246	11,899
RGL Reservoir Operations Inc.	(g)(m)	Service & Equipment	L+500	1.0%	8/13/21	9,120	8,859	7,357
Southcross Holdings Borrower LP	(g)(j)	Midstream	L+500	1.0%	8/4/21	18,952	18,862	16,962
Sprint Industrial Holdings LLC	(h)	Service & Equipment	L+575	1.3%	11/14/19	14,775	14,760	14,110
Stallion Oilfield Holdings, Inc.	(f)(g)(h)(j)(k)	Service & Equipment	L+675	1.3%	6/19/18	63,538	63,425	54,404
Sunnova Asset Portfolio 5 Holdings, LLC	(k)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	62,502	62,502	62,502
Sunnova Asset Portfolio 5 Holdings, LLC	(e)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	110,909	110,909	110,909

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2014
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(h)(k)	Service & Equipment	L+800	1.3%	4/30/19	$59,660	$59,660	$58,467
Total Safety U.S., Inc.	(g)	Service & Equipment	L+450	1.3%	3/13/20	4,394	4,451	4,240
United Components, Inc.	(h)(l)	Service & Equipment	L+400	1.5%	7/26/17	4,987	4,975	4,968

Total Senior Secured Loans—First Lien							1,100,065	1,072,945
Unfunded Loan Commitments							(218,120)	(218,120)

Net Senior Secured Loans—First Lien							881,945	854,825

Senior Secured Loans—Second Lien—38.6%
Alison US LLC	(f)(m)	Service & Equipment	L+850	1.0%	8/29/22	22,222	21,363	20,806
American Energy—Marcellus, LLC	(g)	Upstream	L+750	1.0%	8/4/21	10,000	9,858	9,200
American Energy—Utica, LLC	(h)(k)	Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	122,646	122,646	120,194
American Energy—Utica, LLC		Upstream	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	83,297	83,297	81,631
Ameriforge Group Inc.	(f)(h)(k)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,516	35,478
BlackBrush Oil & Gas, L.P.	(f)(j)	Upstream	L+650	1.0%	7/30/21	27,500	27,286	22,825
Brock Holdings III, Inc.	(f)(h)(k)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,829	23,832
Callon Petroleum Co.	(j)(m)	Upstream	L+750	1.0%	8/29/21	10,000	9,804	9,475
Chief Exploration & Development LLC	(j)(k)	Upstream	L+650	1.0%	5/16/21	19,576	19,494	17,717
Consolidated Precision Products Corp.	(f)(g)(h)(k)	Service & Equipment	L+775	1.0%	4/30/21	28,500	28,375	27,218
Drew Marine Group Inc.	(k)(m)	Service & Equipment	L+700	1.0%	5/19/21	10,000	9,978	9,950
Emerald Performance Materials, LLC	(k)	Downstream	L+675	1.0%	8/1/22	5,319	5,294	5,186
Extraction Oil & Gas Holdings, LLC	(j)(k)	Upstream	11.0%		5/29/19	74,186	74,186	74,928
Extraction Oil & Gas Holdings, LLC	(j)(k)	Upstream	10.0%		5/29/19	32,462	32,462	32,137
Fieldwood Energy LLC	(f)(j)(k)	Upstream	L+713	1.3%	9/30/20	41,047	42,100	30,298
Filtration Group Corp.	(g)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,608	2,635
Granite Intermediate Holdings, Inc.	(f)(k)(l)	Power	L+725	1.0%	10/15/22	10,150	10,049	10,254
Horn Intermediate Holdings, Inc.	(h)	Service & Equipment	L+775	1.3%	10/2/18	57,750	57,750	56,306
Husky Injection Molding Systems Ltd.	(f)(m)	Service & Equipment	L+625	1.0%	6/30/22	4,000	4,048	3,850
Jonah Energy LLC	(j)(k)	Upstream	L+650	1.0%	5/8/21	26,185	25,808	22,650
Magnum Hunter Resources Corp.	(j)(m)	Upstream	L+750	1.0%	10/17/19	6,983	6,780	6,878
MD America Energy, LLC	(f)(g)(h)(k)	Upstream	L+850	1.0%	8/4/19	78,000	74,506	74,879
Neff Rental LLC	(f)(k)	Service & Equipment	L+625	1.0%	6/9/21	17,989	18,019	18,068
Oxbow Carbon LLC	(h)	Midstream	L+700	1.0%	1/19/20	15,000	14,874	13,325
P2 Upstream Acquisition Co.	(f)(h)(k)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,901	31,377
Power Buyer, LLC	(g)	Service & Equipment	L+725	1.0%	11/6/20	2,500	2,520	2,422
Templar Energy LLC	(f)(h)(j)(k)	Upstream	L+750	1.0%	11/25/20	89,923	88,196	65,014
Total Safety U.S., Inc.	(g)(h)	Service & Equipment	L+800	1.3%	9/13/20	14,795	15,013	14,352
UTEX Industries, Inc.	(g)(k)	Service & Equipment	L+725	1.0%	5/20/22	39,192	39,224	35,469
Vantage Energy II, LLC	(j)(k)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	84,575
Vantage Energy, LLC	(j)(k)	Upstream	L+750	1.0%	12/20/18	30,385	30,197	27,043

Total Senior Secured Loans—Second Lien							1,059,981	989,972

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2014
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Bonds—11.1%
FourPoint Energy, LLC	(j)(k)(p)	Upstream	8.0%		12/31/20		$222,750	$213,158	$196,020
FourPoint Energy, LLC	(e)(p)	Upstream	8.0%		12/31/20		86,625	86,192	76,230
Gastar Exploration USA, Inc.	(i)	Upstream	8.6%		5/15/18		22,000	21,548	18,855
Globe Luxembourg SCA	(f)(m)	Service & Equipment	9.6%		5/1/18		10,000	9,706	7,748
Light Tower Rentals, Inc.	(j)	Service & Equipment	8.1%		8/1/19		17,500	17,273	14,000
Mirant Mid-Atlantic Trust	(f)(i)	Power	10.1%		12/30/28		33,087	37,072	34,990
Permian Tank & Manufacturing, Inc.	(g)	Service & Equipment	10.5%		1/15/18		3,499	3,562	2,712
Prince Mineral Holding Corp.	(i)(o)	Service & Equipment	11.5%		12/15/19		15,345	16,748	15,671
Ryerson Inc.	(f)(g)	Service & Equipment	9.0%		10/15/17		2,300	2,362	2,371
Tervita Corp.	(i)(m)	Service & Equipment	8.0%		11/15/18		3,500	3,534	3,080

Total Senior Secured Bonds								411,155	371,677
Unfunded Bond Commitment								(86,192)	(86,192)

Net Senior Secured Bonds								324,963	285,485

Subordinated Debt—36.6%
Alta Mesa Holdings, L.P.	(f)(i)	Upstream	9.6%		10/15/18		34,951	34,870	29,637
American Energy—Woodford, LLC	(i)	Upstream	9.0%		9/15/22		10,500	10,078	6,602
Atlas Energy Holdings Operating Co., LLC	(f)(i)(m)	Upstream	7.8%		1/15/21		21,450	20,713	15,551
Atlas Energy Holdings Operating Co., LLC	(f)(i)(m)	Upstream	9.3%		8/15/21		19,763	20,040	15,193
Brand Energy & Infrastructure Services, Inc.	(f)(i)(o)	Service & Equipment	8.5%		12/1/21		25,000	25,000	22,625
BWAY Holding Co.	(f)	Service & Equipment	9.1%		8/15/21		3,100	3,080	3,116
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25		7,100	7,100	7,224
Canbriam Energy Inc.	(f)(i)(m)	Upstream	9.8%		11/15/19		88,200	82,990	83,349
Chaparral Energy Inc.	(f)	Upstream	8.3%		9/1/21		2,000	2,053	1,319
Chaparral Energy Inc.	(f)(g)	Upstream	7.6%		11/15/22		15,225	16,254	10,011
CHC Helicopter S.A.	(f)(i)(m)(o)	Service & Equipment	9.4%		6/1/21		8,125	8,276	7,698
Clayton Williams Energy, Inc.	(i)(m)	Upstream	7.8%		4/1/19		9,300	9,288	7,797
Compressco Partners, LP	(f)(i)(m)	Service & Equipment	7.3%		8/15/22		20,000	19,830	17,338
Comstock Resources, Inc.	(f)(m)	Upstream	9.5%		6/15/20		5,000	4,821	3,375
Crestwood Midstream Partners L.P.	(i)(m)	Midstream	6.1%		3/1/22		5,500	5,500	5,207
Crew Energy Inc.	(i)(m)(v)	Upstream	8.4%		10/21/20	C$	10,343	11,502	10,085
CrownRock, L.P.	(f)(i)	Upstream	7.1%		4/15/21		$37,500	37,500	35,257
Dynegy Finance I/II Inc.	(f)(m)	Power	7.4%		11/1/22		1,950	1,950	1,999
Dynegy Finance I/II Inc.	(f)(m)	Power	6.8%		11/1/19		950	950	969
Dynegy Finance I/II Inc.	(f)(m)	Power	7.6%		11/1/24		8,680	8,710	8,886
Eco Services Operations LLC	(f)	Service & Equipment	8.5%		11/1/22		5,000	5,000	5,075
Energy XXI Gulf Coast, Inc.	(i)(m)(o)	Upstream	7.5%		12/15/21		4,000	3,983	2,200
Energy XXI Gulf Coast, Inc.	(i)(m)	Upstream	9.3%		12/5/17		5,000	5,145	3,325
Era Group Inc.	(f)(m)	Service & Equipment	7.8%		12/15/22		7,750	7,638	8,060
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20		14,250	14,250	14,468

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2014
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gardner Denver, Inc.	(f)	Service & Equipment	6.9%		8/15/21	$8,948	$9,426	$8,501
GenOn Energy, Inc.	(f)(i)(o)	Power	9.9%		10/15/20	40,698	42,923	40,299
Global Jet Capital, Inc.		Service & Equipment	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
Global Partners L.P.	(f)(i)(m)	Midstream	6.3%		7/15/22	83,350	83,350	81,266
The Hillman Group, Inc.	(f)	Service & Equipment	6.4%		7/15/22	5,000	5,024	4,825
Ithaca Energy Inc.	(i)(m)	Upstream	8.1%		7/1/19	2,000	2,000	1,518
Jones Energy, Inc.	(i)	Upstream	6.8%		4/1/22	8,000	8,000	6,120
Jupiter Resources Inc.	(f)(i)(m)	Upstream	8.5%		10/1/22	67,125	63,660	50,344
The Kenan Advantage Group, Inc.	(f)(i)	Service & Equipment	8.4%		12/15/18	18,000	18,447	18,585
Legacy Reserves L.P.	(f)(m)	Upstream	8.0%		12/1/20	16,750	16,460	13,999
Legacy Reserves L.P.	(f)(i)(m)	Upstream	6.6%		12/1/21	14,000	13,827	11,486
Lightstream Resources Ltd.	(f)(i)(m)(o)	Upstream	8.6%		2/1/20	48,745	49,119	34,358
Lonestar Resources America Inc.	(i)	Upstream	8.8%		4/15/19	21,500	21,615	16,206
Martin Midstream Partners L.P.	(f)(m)	Midstream	7.3%		2/15/21	18,607	19,172	17,486
Memorial Production Partners L.P.	(i)(m)	Upstream	7.6%		5/1/21	7,000	6,815	5,653
Memorial Production Partners L.P.	(i)(m)	Upstream	6.9%		8/1/22	12,500	12,284	9,469
The Pantry Inc.	(f)(m)	Service & Equipment	8.4%		8/1/20	250	270	275
Resolute Energy Corp.	(i)(o)	Upstream	8.5%		5/1/20	6,230	6,550	2,951
RKI Exploration & Production, LLC	(f)(i)(o)	Upstream	8.5%		8/1/21	58,704	58,655	47,848
Samson Investment Co.	(i)	Upstream	9.8%		2/15/20	56,300	52,952	23,646
Sanchez Energy Corp.	(i)(m)	Upstream	7.8%		6/15/21	14,500	14,265	13,731
SandRidge Energy, Inc.	(i)(m)	Upstream	8.8%		1/5/20	22,075	20,428	15,066
SandRidge Energy, Inc.	(i)(m)	Upstream	8.1%		10/15/22	3,500	3,314	2,301
SandRidge Energy, Inc.	(i)(m)	Upstream	7.5%		3/15/21	5,000	4,487	3,244
SandRidge Energy, Inc.	(i)(m)	Upstream	7.5%		2/15/23	2,500	2,371	1,597
Sidewinder Drilling Inc.	(i)	Service & Equipment	9.8%		11/15/19	18,700	18,783	10,940
Silver II US Holdings, LLC	(f)	Service & Equipment	7.8%		12/15/20	1,835	1,968	1,743
Swift Energy Co.	(f)(i)(o)	Upstream	7.9%		3/1/22	20,000	20,045	10,253
Talos Production LLC	(f)(i)(o)	Upstream	9.8%		2/15/18	43,250	43,267	39,140
Teine Energy Ltd.	(i)(m)	Upstream	6.9%		9/30/22	12,900	12,802	10,303
Tenrgys, LLC	(j)(k)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	74,250
Warren Resources, Inc.	(f)(i)	Upstream	9.0%		8/1/22	38,900	38,377	24,313
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	11,800	12,022	11,918

Total Subordinated Debt							1,124,512	940,313

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2014
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.9%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$6,944
Allied Downhole Technologies, LLC, Common Equity	(q)(r)	Service & Equipment	6,600,000	6,600	10,890
Allied Downhole Technologies, LLC, Warrants	(q)(r)	Service & Equipment	5,344,680	1,865	4,810
Altus Power America Holdings, LLC, Preferred Equity	(r)	Power	6,855,978	6,856	6,856
American Energy Appalachia Holdings, LLC, Common Equity	(r)(s)	Upstream	15,657,194	14,900	15,657
AP Exhaust Holdings, LLC, Common Equity	(q)(r)	Service & Equipment	811	811	580
BBH Operating LLC, Common Equity	(r)(t)	Upstream	1,000	1,000	931
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(u)	Upstream	N/A	2,499	2,614
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(u)	Upstream	N/A	357	322
Cimarron Energy Inc., Common Equity	(r)	Service & Equipment	2,500,000	2,500	2,500
Extraction Oil & Gas Holdings, LLC, Common Equity	(q)(r)	Upstream	4,191,800	11,250	10,480
Fortune Creek Co-Invest I L.P., LP Interest	(m)(v)	Midstream	N/A	16,904	15,111
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(q)(r)	Upstream	66,000	66,000	84,150
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(q)(r)	Upstream	12,374	8,176	15,901
Industrial Group Intermediate Holdings, LLC, Common Equity	(q)(r)	Service & Equipment	371,901	372	521
MB Precision Holdings LLC, Common Equity	(r)	Service & Equipment	490,213	490	490
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	24,689	26,712
Plains Offshore Operations Inc., Warrants	(f)(r)	Upstream	427,005	689	811
Summit Midstream Partners, LLC, Preferred Equity		Midstream	37,095	37,095	36,910
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(w)	Service & Equipment	3,750,000	6,029	5,842
Synergy Offshore LLC, Preferred Equity	(x)	Upstream	50,000	55,623	55,550

Total Equity/Other				271,649	304,582

TOTAL INVESTMENTS—131.5%				$3,663,050	3,375,177

LIABILITIES IN EXCESS OF OTHER ASSETS—(31.5%)					(809,456)

NET ASSETS—100.0%					$2,565,721

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2014
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate was 0.26% and the U.S. Prime Lending Rate was 3.25%.
(c)
Denominated in U.S. dollars, unless otherwise noted.
(d)
Fair value determined by the Company's board of trustees (see Note 7).
(e)
Security is an unfunded commitment.
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
(i)
Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Berwyn Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8).
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
(l)
Position or portion thereof unsettled as of December 31, 2014.
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of December 31, 2014, 84.5% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for GAAP or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of December 31, 2014, the fair value of securities rehypothecated by BNP was $68,487.
(p)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns 25% or more of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the year ended December 31, 2014, the Company made an investment in and, in connection with such investment is deemed to be an "affiliated person" of (but would not be deemed to "control"), the following portfolio company:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Bonds
FourPoint Energy, LLC	$212,346	—	$6,254	$2,228	—	$(27,100)
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C Units	$66,000	—	—	—	—	$18,150
FourPoint Energy, LLC, Common Equity, Class D Units	$8,176	—	—	—	—	$7,725
(q)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(r)
Security is non-income producing.
(s)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(t)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(u)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(v)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2014.
(w)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2014.
(x)
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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, the Company had seven wholly-owned financing subsidiaries and six wholly-owned subsidiaries through which it holds interests in certain non-controlled portfolio companies. The audited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company's consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's consolidated financial statements. In making its determination of fair value, the Company's board of trustees may use independent third-party pricing or valuation services. However, the Company's board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and retains the discretion to use any relevant data, including information obtained from FS Advisor or any independent third-party valuation or pricing service, that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Company's board of trustees may consider when valuing the Company's debt and equity investments.

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

        The Company's board of trustees may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company's board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as its board of trustees, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company's equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

        Revenue Recognition:    Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

        Organization Costs:    Organization costs include, among other things, the cost of organizing as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Company's organization. There were no organization costs incurred during the years ended December 31, 2014, 2013 and 2012.

        Offering Costs:    The Company's offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares. The Company has charged offering costs against capital in excess of par value on the consolidated balance sheets.

        Income Taxes:    The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its shareholders, for each taxable year, at least 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which it paid no federal income taxes. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. During the years ended December 31, 2014 and 2013, the Company accrued $912 and $800, respectively, in estimated income and excise taxes payable in respect of income received. The Company did not accrue any amounts for estimated income and excise taxes payable in respect of income received during the year ended December 31, 2012.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, the Company did not incur any interest or penalties.

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

        Reclassifications:    Certain amounts in the consolidated financial statements for the years ended December 31, 2013 and 2012 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2014. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	115,484,191	$1,243,930	104,681,518	$1,105,083	55,725,938	$558,641
Reinvestment of Distributions	11,419,099	110,766	4,665,928	44,910	1,096,667	10,034

Total Gross Proceeds	126,903,290	1,354,696	109,347,446	1,149,993	56,822,605	568,675
Commissions and Dealer Manager Fees	—	(114,862)	—	(97,927)	—	(49,926)

Net Proceeds to Company	126,903,290	1,239,834	109,347,446	1,052,066	56,822,605	518,749
Share Repurchase Program	(1,041,178)	(10,262)	(340,096)	(3,273)	(44,339)	(409)

Net Proceeds from Share Transactions	125,862,112	$1,229,572	109,007,350	$1,048,793	56,778,266	$518,340

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

Status of Continuous Public Offering

        Since commencing its continuous public offering and through March 3, 2015, the Company has sold 313,217,007 common shares (as adjusted for share distributions) for gross proceeds of $3,265,089, including common shares issued under its distribution reinvestment plan. As of March 3, 2015, the Company had raised total gross proceeds of $3,285,293, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the years ended December 31, 2014, 2013 and 2012, the Company sold 126,903,290, 109,347,446 and 56,822,605 common shares (as adjusted for share distributions) for gross proceeds of $1,354,696, $1,149,993 and $568,675 at an average price per share of $10.68, $10.52 and $10.01, respectively. The gross proceeds received during the years ended December 31, 2014, 2013 and 2012 include reinvested shareholder distributions of $110,766, $44,910 and $10,034, respectively, for which the Company issued 11,419,099, 4,665,928 and 1,096,667 common shares (as adjusted for share distributions), respectively. During the period from January 1, 2015 to March 3, 2015, the Company sold 14,664,342 common shares for gross proceeds of $138,353 at an average price per share of $9.43.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $114,862, $97,927 and $49,926 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The Company currently intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares it can repurchase with the proceeds it receives from the issuance of common shares under its distribution reinvestment plan. Because the Company's distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of its common shares. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, the Company will limit the number of common shares to be repurchased

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2014, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	44,339	100%	$9.225	$409
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
September 30, 2013	October 2, 2013	156,300	100%	$9.675	$1,512
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.900	$3,973
September 30, 2014	October 1, 2014	306,972	100%	$9.900	$3,039

        On January 7, 2015, the Company repurchased 450,293 common shares (representing 100% of common shares tendered for repurchase) at $8.82 per share for aggregate consideration totaling $3,972.

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

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, providing administrative services to the Company on behalf of FS Advisor. The amount of the reimbursement payable to FS Advisor is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FS Advisor. The Company's board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

        Under the investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FS Advisor or its affiliates, is responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company's continuous public offering. Organization and offering costs primarily include legal, accounting, printing and other expenses relating to the Company's continuous public offering, including costs associated with technology integration between the Company's systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FS Advisor's personnel, employees of its affiliates and others while engaged in registering and marketing the Company's common shares, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company's organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
Related Party
	Source Agreement	Description	2014	2013	2012
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$61,970	$30,840	$7,806
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(10,993)	$8,321	$6,415
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$32,072	$7,634	$—
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,831	$2,246	$807
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$7,536	$6,000	$3,790
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$22,194	$20,016	$10,240

(1)
During the years ended December 31, 2014, 2013 and 2012, $54,809, $23,611 and $2,878, respectively, in base management fees were paid to FS Advisor. During the year ended December 31, 2012, $1,752 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see "—Expense Reimbursement"). As of December 31, 2014, $17,912 in base management fees were payable to FS Advisor.

(2)
During the year ended December 31, 2014, the Company reversed $10,993 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the years ended December 31, 2013 and 2012, the Company accrued capital gains incentive fees of $8,321 and $6,415, respectively, of which $5,464 and $5,462, respectively, was based on unrealized gains and $2,857 and $953, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company paid FS Advisor $2,857 and $953 in capital gains incentive fees during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company did not have any accrued capital gains incentive fees.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

(3)
During the years ended December 31, 2014 and 2013, $26,716 and $848, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2014, a subordinated incentive fee on income of $12,142 was payable to FS Advisor.

(4)
During the years ended December 31, 2014, 2013 and 2012, $3,508, $1,854 and $611, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $2,596, $1,987 and $700, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2014, 2013 and 2012.

(5)
During the years ended December 31, 2014, 2013 and 2012, the Company incurred offering costs of $7,536, $6,000 and $3,790, respectively, of which $3,279, $2,737 and $1,540, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. In addition, during the year ended December 31, 2012, FS Advisor and its affiliates directly funded $505 of the Company's organization and offering costs and the Company paid $2,051 to FS Advisor and its affiliates for organization and offering costs previously funded.

(6)
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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 3, 2015, the Company has issued an aggregate of 3,815,839 common shares (as adjusted for share distributions) for aggregate gross proceeds of $34,515 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively the Company's co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO, and its affiliates, it will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income for tax purposes or net capital gains) exceeds the distributions paid by the Company to shareholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        During the year ended December 31, 2012, the Company accrued $1,432 for reimbursements that Franklin Square Holdings agreed to pay. As of December 31, 2014 and 2013, the Company had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2012, the Company accrued $1,432 for expense recoupments payable to Franklin Square Holdings, of which $349 was paid to Franklin Square Holdings during such period. During the year ended December 31, 2013, $1,083 of expense recoupments was paid to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the years ended December 31, 2014 and 2013, FS Benefit Trust purchased $49 and $43, respectively, of the Company's common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012(1)	$0.6276	$20,063
2013	$0.6616	$77,815
2014	$0.6882	$163,043

(1)
The per share distributions have been retroactively adjusted, as necessary, to reflect the share distribution declared in February 2012 as discussed below.

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On November 10, 2014 and March 9, 2015, the Company's board of trustees declared regular weekly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        No portion of the distributions paid during the years ended December 31, 2014, 2013 and 2012 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company's repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the years ended December 31, 2012 and 2013. During the year ended December 31, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	145,745	89%	76,383	98%	15,559	77%
Short-term capital gains proceeds from the sale of assets	10,509	7%	1,432	2%	2,930	15%
Long-term capital gains proceeds from the sale of assets	6,789	4%	—	—	232	1%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—	1,342	7%
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$163,043	100%	$77,815	100%	$20,063	100%

(1)
During the years ended December 31, 2014, 2013 and 2012, 91.3%, 94.7% and 93.4%, respectively, of the Company's gross investment income was attributable to cash income earned, 3.5%, 2.9% and 6.6%, respectively, was attributable to non-cash accretion of discount and 5.2%, 2.4% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $145,745, $76,383 and $15,559, respectively. As of December 31, 2014 and 2013, the Company had $13,591 and $10,898, respectively, of undistributed ordinary income and net realized gains on a tax basis.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reversal of non-deductible excise taxes, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and, with respect to the years ended December 31, 2013

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

and 2012, the inclusion of a portion of the periodic net settlement payments due on the Company's total return swap in tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
GAAP-basis net investment income	$174,889	$66,804	$10,162
Income on limited partnership interest	(1,271)	(802)	(2,537)
Reversal of incentive fee accrual on unrealized gains	(10,993)	5,464	5,462
Excise taxes	560	300	—
Reclassification of unamortized original issue discount and prepayment fees	(19,579)	(1,166)	—
Tax-basis net investment income portion of total return swap payments	—	6,602	2,475
Other miscellaneous differences	2,139	(819)	(3)

Tax-basis net investment income	$145,745	$76,383	$15,559

        The Company may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, the Company increased accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $20,215, and reduced capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $3,358 and $16,857, respectively. During the year ended December 31, 2013, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $5,420, and increased capital in excess of par value and accumulated distributions in excess of net investment income by $433 and $4,987, respectively. During the year ended December 31, 2012, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency and increased accumulated distributions in excess of net investment income by $2,475 to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income. In addition, during the year ended December 31, 2012, the Company reduced capital in excess of par value by $1,342 to reflect distributions received by the Company during the year ended December 31, 2012 on account of a limited partnership interest held by the Company, which amount was treated as a return of capital for tax purposes.

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        The following table reflects the share distribution that the Company has declared on its common shares through December 31, 2014:

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

        As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2014	2013
Distributable ordinary income (income and short-term capital gains)	$—	$8,073
Distributable realized gains (long-term capital gains)	13,591	2,825
Deferral of late year capital losses	(6,094)	—
Distribution receivable on limited partnership interest	57	805
Incentive fee accrual on unrealized gains	—	(10,993)
Unamortized organization costs	(268)	(292)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	(283,310)	52,752

	$(276,024)	$53,170

(1)
As of December 31, 2014 and 2013, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $50,887 and $57,499, respectively. As of December 31, 2014 and 2013, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $334,197 and $4,747, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $3,658,498 and $2,247,420 as of December 31, 2014 and 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(283,310) and $52,752, as of December 31, 2014 and 2013, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$881,945	$854,825	25%	$624,327	$634,919	27%
Senior Secured Loans—Second Lien	1,059,981	989,972	29%	673,512	683,723	30%
Senior Secured Bonds	324,963	285,485	9%	79,553	82,484	4%
Subordinated Debt	1,124,512	940,313	28%	767,083	789,834	34%
Equity/Other	271,649	304,582	9%	105,479	109,241	5%

	$3,663,050	$3,375,177	100%	$2,249,954	$2,300,201	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        As of December 31, 2014, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and two equity/other investments, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2014, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014, the Company had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. As of December 31, 2013, the Company had three senior secured loan investments with aggregate unfunded commitments of $62,149 and five equity/other investments with aggregate unfunded commitments of $24,558. As of December 31, 2013, these unfunded equity/other investments were American Energy Ohio Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, San Pedro Development, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,815,456	54%	$1,112,686	48%
Midstream	233,836	7%	288,414	13%
Downstream	12,494	0%	4,256	0%
Power	326,773	10%	159,433	7%
Service & Equipment	986,618	29%	735,412	32%

Total	$3,375,177	100%	$2,300,201	100%

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

        As of December 31, 2014 and 2013, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2014	December 31, 2013
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,375,177	2,300,201

Total	$3,375,177	$2,300,201

        The Company's investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

        The Company's investments as of December 31, 2013 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service. Six senior secured loan investments and two subordinated debt investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value. One senior secured loan investment, one subordinated debt investment and two equity/other investments, all of which were newly-issued and purchased near December 31, 2013, were valued at cost, as the

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

Company's board of trustees determined that the cost of each such investment was the best indication of its fair value.

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

        The following is a reconciliation for the years ended December 31, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2014
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$634,919	$683,723	$82,484	$789,834	$109,241	$2,300,201
Accretion of discount (amortization of premium)	2,009	3,936	622	1,886	1,822	10,275
Net realized gain (loss)	(23)	(1,284)	(3,396)	(64)	(915)	(5,682)
Net change in unrealized appreciation (depreciation)	(37,712)	(80,220)	(42,409)	(206,950)	29,171	(338,120)
Purchases	579,698	669,846	314,897	706,530	166,718	2,437,689
Paid-in-kind interest	116	8,877	—	—	6,132	15,125
Sales and redemptions	(324,182)	(294,906)	(66,713)	(350,923)	(7,587)	(1,044,311)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$854,825	$989,972	$285,485	$940,313	$304,582	$3,375,177

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(21,055)	$(61,138)	$(39,448)	$(161,668)	$32,206	$(251,103)

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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2014 and 2013 were as follows:

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$356,089	Market Comparables	Market Yield (%)	8.5% - 12.3%	10.2%
	498,736	Market Quotes	Indicative Dealer Quotes	78.8% - 102.3%	93.9%
Senior Secured Loans—Second Lien	449,771	Market Comparables	Market Yield (%)	8.5% - 12.0%	10.6%
	540,201	Market Quotes	Indicative Dealer Quotes	71.6% - 101.6%	89.6%
Senior Secured Bonds	186,058	Market Comparables	Market Yield (%)	10.5% - 11.0%	10.8%
	99,427	Market Quotes	Indicative Dealer Quotes	76.5% - 106.3%	94.2%
Subordinated Debt	74,250	Market Comparables	Market Yield (%)	11.5% - 12.0%	11.8%
	865,750	Market Quotes	Indicative Dealer Quotes	41.5% - 110.5%	84.9%
	313	Other	Other	N/A	N/A
Equity/Other	304,582	Market Comparables	Market Yield (%)	11.0% - 15.8%	13.1%
			EBITDA Multiples (x)	4.5x - 10.5x	8.9x
			Production Multiples (Mmb/d)	$37,500.0 - $174,000.0	$47,173.9
			Proved Reserves Multiples (Mmboe)	$6.5 - $27.2	$7.2
			PV-10 Multiples (x)	0.3x - 1.8x	1.2x
		Discounted Cash Flow	Discount Rate (%)	11.5% - 30.3%	16.0%
		Option Valuation Model	Volatility (%)	45.0% - 52.5%	51.6%

Total	$3,375,177

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

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of December 31, 2014:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$223,000	$77,000	September 27, 2015(1)
Citibank Credit Facility(2)	Revolving	L+2.75%(3)	$128,300	—	May 24, 2015
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2015
Goldman Facility	Repurchase	L+2.75%	$189,113	$135,887	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%(4)	$150,000	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$120,000	$80,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2014, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Borrowings under the Citibank credit facility began to amortize in November 2014. As of December 31, 2014, there was no longer any amount available to borrow under the Citibank credit facility.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

(3)
Prior to November 2014, borrowings under the Citibank credit facility accrued interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 2.50% per annum. In November 2014, borrowings under the Citibank credit facility began to accrue interest at a rate equal to LIBOR plus 2.75% per annum.

(4)
Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $723,449 and 2.37%, respectively. As of December 31, 2014, the Company's weighted average effective interest rate on borrowings was 2.27%.

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

        On August 18, 2014, the BNP facility was amended to increase the maximum commitment financing available to Berwyn Funding from $200,000 to $300,000 and add a 30-day cancellation right for BNP if BNP's long-term credit rating declines three or more notches below its highest rating by any of Standard & Poor's Financial Services LLC, Moody's Investors Service, Inc. or Fitch Ratings, Inc., during the term of the facility.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        As of December 31, 2014 and 2013, $223,000 and $60,000, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of December 31, 2014, $76 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2014 and 2013, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$1,822	$28
Non-usage fees	573	50
Amortization of deferred financing costs	349	24

Total interest expense	$2,744	$102

        For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$2,132	$—
Average borrowings under the facility(2)	$134,436	$38,000
Effective interest rate on borrowings	1.36%	1.35%
Weighted average interest rate (including the effect of non-usage fees)	1.78%	3.52%

(1)
Interest under the BNP facility is paid monthly in arrears and commenced on January 2, 2014.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2013.

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP facility contains customary events of default for similar financing transactions, including (a) the occurrence of a default or similar condition under certain third-party contracts by the Company and Berwyn Funding; (b) any change in BNP's interpretation of applicable law that, in the reasonable opinion of counsel to BNP, has the effect of impeding or prohibiting the facility; (c) certain events of insolvency or bankruptcy by the Company or Berwyn Funding; (d) specified material reductions in the Company's or Berwyn Funding's net asset value; (e) any change in the Company's fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as investment adviser to the Company and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the year ended December 31, 2014, Berwyn Funding received a fee of $19 from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of December 31, 2014, the fair value of those securities rehypothecated by BNP was $68,487.

        Borrowings of Berwyn Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Citibank Credit Facility

        On May 24, 2013, EP Funding LLC, or EP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Citibank credit facility, with Citibank, N.A., or Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. Prior to November 24, 2014, the Citibank credit facility provided for borrowings in an aggregate principal amount up to $175,000 on a committed basis. On November 24, 2014, amounts under the Citibank credit facility began to amortize and the Company has not been permitted to borrow under the facility thereafter. The Company may not make additional borrowings under the Citibank credit facility.

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

        Prior to November 2014, borrowings under the Citibank credit facility accrued interest at a rate equal to three-month LIBOR plus 2.50% per annum. In November 2014, borrowings under the Citibank credit facility began to accrue interest at a rate equal to three-month LIBOR plus 2.75% per annum. Borrowings under the facility are subject to compliance with an equity coverage ratio with respect to the current value of EP Funding's portfolio and a loan compliance test with respect to the initial acquisition of each debt security in EP Funding's portfolio.

        Beginning on August 21, 2013 and until November 24, 2014, EP Funding was subject to a non-usage fee of 0.50% per annum to the extent that the aggregate principal amount available under the Citibank credit facility was not borrowed. Outstanding borrowings under the facility began

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

amortizing on November 24, 2014, and any amounts outstanding under the facility, including all accrued and unpaid interest thereunder, will be due and payable on May 24, 2015.

        As of December 31, 2014 and 2013, $128,300 and $174,174, respectively, was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $130 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2014 and 2013, the components of total interest expense for the Citibank credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$4,763	$2,222
Non-usage fees	1	30
Amortization of deferred financing costs	328	199

Total interest expense	$5,092	$2,451

        For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$4,903	$1,573
Average borrowings under the facility(2)	$171,151	$140,217
Effective interest rate on borrowings	2.98%	2.81%
Weighted average interest rate (including the effect of non-usage fees)	2.78%	2.90%

(1)
Interest under the Citibank credit facility is paid quarterly in arrears and commenced on November 12, 2013.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2013.

        Under the Citibank credit facility, EP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Citibank credit facility contains customary events of default for similar financing transactions, including (a) the failure to make principal or interest payments within five business days of when due; (b) the insolvency or bankruptcy of EP Funding or the Company; (c) the failure of EP Funding to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as EP Funding's investment manager; and (e) GSO (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, EP Funding must pay interest at a default rate.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        Borrowings of EP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000. On June 11, 2014, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which, among other things, extended the scheduled maturity date from June 24, 2014 to June 11, 2015 and increased the maximum commitments under the facility from $240,000 to $340,000 through the addition of a $100,000 tranche of revolving loan commitments from State Street.

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

        As of December 31, 2014 and 2013, $280,000 and $240,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,150 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $375 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2014, 2013 and 2012, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Direct interest expense	$5,046	$4,509	$1,716
Non-usage fees	385	191	85
Amortization of deferred financing costs	763	637	331

Total interest expense	$6,194	$5,337	$2,132

        For the years ended December 31, 2014, 2013 and 2012, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest expense(1)	$5,294	$4,546	$1,332
Average borrowings under the facility	$245,260	$216,410	$81,825
Effective interest rate on borrowings	2.04%	2.04%	2.08%
Weighted average interest rate (including the effect of non-usage fees)	2.21%	2.17%	2.19%

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

        In connection with the Deutsche Bank credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Deutsche Bank credit facility contains customary events of default for similar financing transactions, including (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or the Company; (e) the Company ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of the Company's net asset value below a specified threshold; and (g) fraud or other illicit acts by the Company, FS Advisor or GSO in its or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        Borrowings of FSEP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Financing

        On September 11, 2014, through its two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC, or Gladwyne Funding, and Strafford Funding LLC, or Strafford Funding, the Company entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman. Pursuant to this arrangement, up to $225,000 was initially made available to the Company to fund investments in securities and for general corporate purposes. On December 15, 2014, the parties amended the financing arrangement to increase the amount available thereunder to $325,000. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of December 31, 2014, the fair value of assets held by Gladwyne Funding was $595,301, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of December 31, 2014, Strafford Funding had purchased $336,200 of Notes and will from time to time prior to March 15, 2015 purchase the remaining Notes, in each case, from Gladwyne Funding at a purchase price equal to their par value.

        Pursuant to the Indenture, Gladwyne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains customary events of default for similar financing transactions, including: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes within five business days of when due; (b) the failure to disburse amounts in excess of $1 in accordance with the priority of payments; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Gladwyne Funding.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning September 15, 2014 to but excluding March 15, 2015, Goldman will purchase Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of December 31, 2014, Notes in the principal amount of $336,200 were purchased by Goldman from Strafford Funding pursuant to the Goldman facility for $189,113. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $577,750. Accordingly, the aggregate maximum amount payable to Strafford

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Funding under the Goldman facility will not exceed $325,000. Strafford Funding intends to enter into additional repurchase transactions under the Goldman facility between January 1, 2015 and March 15, 2015 with respect to the entire $241,550 principal amount of Notes not previously purchased by Strafford Funding and sold to Goldman.

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2017. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Through March 15, 2015, financing fees will accrue on the greater of $225,000 or the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees will accrue on $325,000 (even if the aggregate purchase price paid for Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility.

        If the Goldman facility is accelerated prior to September 15, 2017 due to an event of default or the failure of Gladwyne Funding to commit to sell any underlying assets that become defaulted obligations within 30 days and fails to use commercially reasonable efforts thereafter to sell any such defaulted obligations, then Strafford Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman through September 15, 2017 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.75% per annum for the relevant period.

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

        Goldman may require Strafford Funding to post cash collateral if the market value of the Notes (measured by reference to the market value of Gladwyne Funding's portfolio of assets) declines and is less than the required margin amount under the Goldman facility. In such event, in order to satisfy any such margin-posting requirements, Strafford Funding has the option to borrow funds from the Company pursuant to an uncommitted revolving credit agreement, dated as of September 11, 2014 and amended and restated on December 15, 2014, between Strafford Funding, as borrower, and the Company, as lender, or the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $325,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

        As of December 31, 2014, Notes in an aggregate principal amount of $336,200 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $189,113. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of December 31, 2014, Strafford Funding's liability under the Goldman facility was $189,113, plus $445 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements. As of December 31, 2014, the fair value of assets held by Gladwyne Funding was $595,301.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $348 of such deferred financing costs had yet to be amortized to interest expense.

        For the year ended December 31, 2014, the components of total interest expense for the Goldman facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$445
Amortization of deferred financing costs	32

Total interest expense	$477

        For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$49,721
Effective interest rate on borrowings	2.98%
Weighted average interest rate	2.98%

(1)
Interest under the Goldman facility is payable quarterly in arrears and will commence on March 15, 2015.

(2)
Average borrowings for the year ended December 31, 2014 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

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

        As of December 31, 2014 and 2013, $150,000 was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $2,168 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2014 and 2013, the components of total interest expense for the Natixis credit facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$3,733	$1,102
Non-usage fees	—	185
Amortization of deferred financing costs	256	120

Total interest expense	$3,989	$1,407

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$3,810	$771
Average borrowings under the facility(2)	$150,000	$118,820
Effective interest rate on borrowings	2.57%	2.94%
Weighted average interest rate (including the effect of non-usage fees)	2.54%	2.99%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears and commenced on November 20, 2013.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2013.

        In connection with the Natixis credit facility, Energy Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Natixis credit facility contains customary events of default for similar financing transactions, including (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) Energy Funding becoming an investment company required to be registered under the 1940 Act; (c) certain events of insolvency or bankruptcy of Energy Funding; (d) the resignation or removal of the Company as Energy Funding's collateral manager; (e) FS Advisor or any replacement thereof approved in writing by the majority lenders no longer serving as the investment adviser to the Company; and (f) GSO or any replacement thereof approved in writing by the majority lenders no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, the majority lenders or Natixis (acting at the direction of the majority lenders) may declare the outstanding principal and interest and all other amounts owing under the facility immediately due and payable. During the continuation of an event of default, Energy Funding must pay interest at a default rate.

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

        Borrowings under the Wells Fargo credit facility accrue interest at a rate equal to three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period. Beginning October 10, 2014, Wayne Funding became subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo credit facility is not borrowed. Any amounts borrowed under the Wells Fargo credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

        As of December 31, 2014, $120,000 was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $2,478 of such deferred financing costs had yet to be amortized to interest expense.

        For the year ended December 31, 2014, the components of total interest expense for the Wells Fargo credit facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$219
Non-usage fees	191
Amortization of deferred financing costs	163

Total interest expense	$573

        For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$156
Average borrowings under the facility(2)	$120,000
Effective interest rate on borrowings	2.74%
Weighted average interest rate (including the effect of non-usage fees)	2.27%

(1)
Interest under the Wells Fargo credit facility is paid quarterly in arrears and commenced on December 15, 2014.

(2)
Average borrowings for the year ended December 31, 2014 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

        Borrowings under the Wells Fargo credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wayne Funding varies depending upon the types of assets in Wayne Funding's portfolio.

        In connection with the Wells Fargo credit facility, Wayne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

customary requirements for similar facilities. The Wells Fargo credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the facility; (c) the insolvency or bankruptcy of Wayne Funding or the Company; (d) the resignation or removal of the Company as collateral manager; (e) the failure of the Company to maintain an asset coverage ratio of greater than or equal to 2:1; (f) the failure of the Company to have a net asset value of at least $300,000; and (g) the failure of Wayne Funding to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the facility immediately due and payable. During the continuation of an event of default, Wayne Funding must pay interest at a default rate.

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

        The Company is not currently subject to any material legal proceedings and, to the Company's knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company's rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

        See Note 6 for a discussion of the Company's unfunded commitments.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the years ended December 31, 2014, 2013, 2012 and 2011. The Company has omitted the financial highlights for the period from September 16, 2010 (Inception) to December 31, 2010 because the Company did not have operations as of December 31, 2010.

	Year Ended December 31,
	2014	2013	2012	2011
Per Share Data:(1)
Net asset value, beginning of period	$9.66	$9.34	$8.74	$8.91
Results of operations(2)
Net investment income (loss)	0.74	0.58	0.33	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(1.46)	0.36	1.05	0.07

Net increase (decrease) in net assets resulting from operations	(0.72)	0.94	1.38	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.62)	(0.65)	(0.49)	(0.27)
Distributions from net realized gain on investments	(0.07)	(0.01)	(0.10)	(0.01)
Distributions representing tax return of capital	—	—	(0.04)	—

Net decrease in net assets resulting from shareholder distributions	(0.69)	(0.66)	(0.63)	(0.28)

Capital share transactions
Issuance of common shares(4)	0.35	0.09	0.02	0.10
Repurchases of common shares(5)	—	—	—	—
Offering costs(2)	(0.03)	(0.05)	(0.12)	(0.39)
Payments to investment adviser for organization and offering costs(2)	—	—	(0.07)	(0.26)
Capital contributions of investment adviser(2)	—	—	0.02	0.43

Net increase (decrease) in net assets resulting from capital share transactions	0.32	0.04	(0.15)	(0.12)

Net asset value, end of period	$8.57	$9.66	$9.34	$8.74

Shares outstanding, end of period	299,394,371	173,532,259	64,524,909	7,746,643

Total return(6)	(4.14)%	10.49%	14.07%	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$2,565,721	$1,676,237	$602,889	$67,685

Ratio of net investment income to average net assets(7)	7.71%	6.04%	3.64%	1.83%

Ratio of total expenses to average net assets(7)	5.07%	5.89%	7.09%	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(7)	—	—	(0.51)%	(2.03)%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	—	0.51%	—

Ratio of net expenses to average net assets(7)	5.07%	5.89%	7.09%	2.08%

Portfolio turnover(8)	35.55%	53.26%	75.24%	12.77%

Total amount of senior securities outstanding, exclusive of treasury securities(9)	$1,090,413	$624,174	$263,299	$27,627

Asset coverage per unit(10)	3.35	3.69	3.29	3.45

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

(6)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in Note 5. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the returns shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to shareholders.

(7)
Weighted average net assets during the years ended December 31, 2014, 2013 and 2012 and the period from July 18, 2011 (Commencement of Investment Operations) through December 31, 2011 are used for this calculation. Ratios for the period from July 18, 2011 (Commencement of Investment Operations) through December 31, 2011 are not annualized. The following is a schedule of supplemental ratios for the years ended December 31, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2014	2013	2012	2011
Ratio of accrued capital gains incentive fees to average net assets	(0.48)%	0.75%	2.30%	0.19%
Ratio of subordinated income incentive fees to average net assets	1.41%	0.69%	—	—
Ratio of interest expense to average net assets	0.84%	0.84%	0.77%	0.79%
Ratio of income and excise taxes to average net assets	0.04%	0.07%	—	—
(8)
Portfolio turnover for the period from July 18, 2011 (Commencement of Investment Operations) through December 31, 2011 is not annualized.

(9)
Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the Company's total return swap, less the initial amount of any cash collateral required to be posted, as a senior security.

(10)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Selected Quarterly Financial Data (Unaudited)

        The following is the quarterly results of operations for the years ended December 31, 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$88,786	$72,621	$72,007	$56,556
Operating expenses
Total expenses	30,385	19,451	34,977	30,268

Net investment income	58,401	53,170	37,030	26,288
Realized and unrealized gain (loss)	(337,427)	(49,904)	15,089	27,844

Net increase (decrease) in net assets resulting from operations	$(279,026)	$3,266	$52,119	$54,132

Per share information-basic and diluted
Net investment income	$0.20	$0.21	$0.17	$0.14

Net increase (decrease) in net assets resulting from operations	$(0.98)	$0.01	$0.24	$0.29

Weighted average shares outstanding	285,577,757	252,878,585	219,030,100	188,276,979

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$51,328	$35,591	$24,172	$20,911
Operating expenses
Total expenses	28,631	16,014	8,601	11,952

Net investment income	22,697	19,577	15,571	8,959
Realized and unrealized gain (loss)	22,320	9,329	(8,125)	18,042

Net increase (decrease) in net assets resulting from operations	$45,017	$28,906	$7,446	$27,001

Per share information-basic and diluted
Net investment income	$0.14	$0.15	$0.16	$0.12

Net increase (decrease) in net assets resulting from operations	$0.28	$0.23	$0.07	$0.36

Weighted average shares outstanding	160,041,263	126,833,608	100,028,169	75,360,255

        The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2014 and 2013. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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

        As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

        Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 102.

Changes in Internal Control Over Financial Reporting

        During our fourth quarter of 2014, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

        The Company will file a definitive Proxy Statement for its 2015 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Company's definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

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

10.44	First Supplemental Indenture, dated as of December 15, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.45	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.46
September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of September 11, 2014. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.47
Amended and Restated Master Confirmation, dated as of December 15, 2014, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.2 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.48
Revolving Credit Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.49
Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.50
Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.51
Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
21.1*	Subsidiaries of FS Energy and Power Fund.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c. Financial statement schedules

        No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS ENERGY AND POWER FUND
Date: March 13, 2015	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 13, 2015	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 13, 2015	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 13, 2015	/s/ David Adelman David Adelman Trustee
Date: March 13, 2015	/s/ Sidney Brown Sidney Brown Trustee
Date: March 13, 2015	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 13, 2015	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 13, 2015	/s/ Thomas J. Gravina Thomas J. Gravina Trustee
Date: March 13, 2015	/s/ Michael Heller Michael Heller Trustee
Date: March 13, 2015	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 13, 2015	/s/ Richard W. Vague Richard W. Vague Trustee
Date: March 13, 2015	/s/ R. Richard Williams R. Richard Williams Trustee