Form 10-Q
period 2015-03-31
FS Energy & Power Fund
filed 2015-05-15
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-6822130 (I.R.S. Employer Identification No.)
201 Rouse Boulevard Philadelphia, Pennsylvania (Address of principal executive office)	19112 (Zip Code)

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

        The issuer had 324,189,619 common shares of beneficial interest outstanding as of April 28, 2015.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$3,384,320 and $3,375,716, respectively)	$3,113,790	$3,089,068
Investments, at fair value—affiliated (amortized cost—$287,608 and $287,334, respectively)	288,851	286,109
Cash	308,118	225,130
Foreign currency, at fair value (cost—$3,964 and $0, respectively)	3,868	—
Receivable for investments sold and repaid	13,654	51,253
Interest receivable	50,047	47,197
Receivable for common shares purchased	83	9,989
Deferred financing costs	4,962	5,575
Prepaid expenses and other assets	262	30

Total assets	$3,783,635	$3,714,351

Liabilities
Payable for investments purchased	$19,849	$20,094
Credit facilities payable	776,214	901,300
Repurchase agreement payable(1)	189,113	189,113
Shareholder distributions payable	21,698	50
Management fees payable	18,745	17,912
Subordinated income incentive fees payable(2)	2,879	12,142
Administrative services expense payable	1,780	1,653
Interest payable	4,201	2,888
Trustees' fees payable	225	229
Other accrued expenses and liabilities	2,585	3,249

Total liabilities	1,037,289	1,148,630

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 320,625,044 and 299,394,371 shares issued and outstanding, respectively	321	299
Capital in excess of par value	3,023,886	2,841,446
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(24,289)	7,497
Accumulated undistributed net investment income(4)	15,832	4,341
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(269,404)	(287,862)

Total shareholders' equity	2,746,346	2,565,721

Total liabilities and shareholders' equity	$3,783,635	$3,714,351

Net asset value per common share at period end	$8.57	$8.57

(1)
See Note 8 for a discussion of the Company's repurchase transaction.

(2)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 9 for a discussion of the Company's commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income—unaffiliated	$76,202	$50,967
Interest income—affiliated	4,867	—
Fee income—unaffiliated	4,518	5,589

Total investment income	85,587	56,556

Operating expenses
Management fees	18,745	12,867
Capital gains incentive fees(1)	—	5,565
Subordinated income incentive fees(1)	2,879	4,610
Administrative services expenses	1,500	935
Share transfer agent fees	794	647
Accounting and administrative fees	360	266
Interest expense	7,316	4,337
Trustees' fees	225	281
Other general and administrative expenses	954	704

Total operating expenses	32,773	30,212
Income taxes	89	56

Total expenses	32,862	30,268

Net investment income	52,725	26,288

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(17,957)	2,280
Net realized gain (loss) on foreign currency	(238)	(538)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	16,118	26,021
Net change in unrealized appreciation (depreciation) on investments—affiliated	2,468	—
Net change in unrealized gain (loss) on foreign currency	(128)	81

Total net realized and unrealized gain (loss) on investments	263	27,844

Net increase (decrease) in net assets resulting from operations	$52,988	$54,132

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.17	$0.29

Weighted average shares outstanding	310,241,395	188,276,979

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operations
Net investment income	$52,725	$26,288
Net realized gain (loss) on investments and foreign currency	(18,195)	1,742
Net change in unrealized appreciation (depreciation) on investments	18,586	26,021
Net change in unrealized gain (loss) on foreign currency	(128)	81

Net increase (decrease) in net assets resulting from operations	52,988	54,132

Shareholder distributions(1)
Distributions from net investment income	(41,234)	(28,423)
Distributions from net realized gain on investments	(13,591)	—

Net decrease in net assets resulting from shareholder distributions	(54,825)	(28,423)

Capital share transactions
Issuance of common shares(2)	167,767	259,663
Reinvestment of shareholder distributions(2)	21,167	25,214
Repurchases of common shares(2)	(3,972)	(1,693)
Offering costs	(2,500)	(1,200)

Net increase in net assets resulting from capital share transactions	182,462	281,984

Total increase in net assets	180,625	307,693
Net assets at beginning of period	2,565,721	1,676,237

Net assets at end of period	$2,746,346	$1,983,930

Accumulated undistributed (distributions in excess of) net investment income(1)	$15,832	$(10,081)

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the three months ended March 31, 2015 and 2014.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$52,988	$54,132
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(211,629)	(344,971)
Paid-in-kind interest	(7,453)	(2,600)
Proceeds from sales and repayments of investments	194,530	103,983
Net realized (gain) loss on investments	17,957	(2,280)
Net change in unrealized (appreciation) depreciation on investments	(18,586)	(26,021)
Accretion of discount	(2,283)	(1,746)
Amortization of deferred financing costs	613	391
(Increase) decrease in receivable for investments sold and repaid	37,599	(893)
(Increase) decrease in interest receivable	(2,850)	(5,709)
(Increase) decrease in prepaid expenses and other assets	(232)	(107)
Increase (decrease) in payable for investments purchased	(245)	(31,714)
Increase (decrease) in management fees payable	833	2,116
Increase (decrease) in accrued capital gains incentive fees	—	2,708
Increase (decrease) in subordinated income incentive fees payable	(9,263)	(2,176)
Increase (decrease) in administrative services expense payable	127	769
Increase (decrease) in interest payable	1,313	(149)
Increase (decrease) in trustees' fees payable	(4)	50
Increase (decrease) in other accrued expenses and liabilities	(664)	456

Net cash provided by (used in) operating activities	52,751	(253,761)

Cash flows from financing activities
Issuance of common shares	177,673	259,798
Reinvestment of shareholder distributions	21,167	25,214
Repurchases of common shares	(3,972)	(1,693)
Offering costs	(2,500)	(1,200)
Shareholder distributions	(33,177)	(39,123)
Borrowings under credit facilities(1)	5,000	20,000
Repayments under credit facilities	(130,086)	—

Net cash provided by financing activities	34,105	262,996

Total increase (decrease) in cash	86,856	9,235
Cash at beginning of period	225,130	91,084

Cash and foreign currency at end of period	$311,986	$100,319

Supplemental disclosure
Excise and state taxes paid	$310	$225

(1)
See Note 8 for a discussion of the Company's credit facilities. During the three months ended March 31, 2015 and 2014, the Company paid $5,390 and $4,095, respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of March 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—30.1%
Abaco Energy Technologies LLC	(h)(j)(k)	Service & Equipment	L+700	1.0%	11/20/20	$62,109	$58,590	$58,693
Allied Wireline Services, LLC	(h)(j)(k)	Service & Equipment	L+800	1.5%	2/28/19	104,500	103,130	104,500
Alon USA Partners, L.P.	(h)(j)(m)	Downstream	L+800	1.3%	11/26/18	7,213	7,429	7,177
Altus Power America, Inc.	(k)	Power	L+750	1.5%	10/10/21	24,280	24,280	24,523
Altus Power America, Inc.	(e)	Power	L+750	1.5%	10/10/21	60,095	60,095	60,696
AP Exhaust Acquisition, LLC	(h)	Service & Equipment	L+775	1.5%	1/16/21	14,595	14,595	14,303
Azure Midstream Energy LLC	(j)	Midstream	L+650	1.0%	11/15/18	10,324	10,206	9,843
BBH Operating LLC		Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	8/26/15	21,650	21,650	20,080
BBH Operating LLC	(e)	Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	8/26/15	8,500	8,500	7,884
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	26,287	22,829	25,367
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	32,070	27,851	30,947
Boomerang Tube, LLC	(f)(g)(r)(y)	Service & Equipment	L+950	1.5%	10/11/17	18,584	18,443	10,686
Cactus Wellhead, LLC	(g)(h)(j)(k)	Service & Equipment	L+600	1.0%	7/31/20	52,238	51,293	34,085
Cimarron Energy Inc.	(h)	Service & Equipment	L+775	1.0%	12/15/19	25,000	25,000	24,750
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	5,358	5,042	5,335
Crestwood Holdings LLC	(h)(k)	Midstream	L+600	1.0%	6/19/19	31,837	31,980	30,155
EnergySolutions, LLC	(f)(j)	Service & Equipment	L+575	1.0%	5/29/20	20,462	20,104	20,577
EP Acquisition LLC		Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	8/26/15	504	504	470
FR Dixie Acquisition Corp.	(g)	Service & Equipment	L+475	1.0%	12/18/20	10,147	10,158	8,435
FR Utility Services LLC	(k)	Service & Equipment	L+575	1.0%	10/18/19	7,490	7,462	7,496
Industrial Group Intermediate Holdings, LLC	(j)	Service & Equipment	L+800	1.3%	5/31/20	14,848	14,848	14,848
Larchmont Resources, LLC	(g)(j)	Upstream	L+725	1.0%	8/7/19	9,148	9,218	8,356
MB Precision Holdings LLC	(h)	Service & Equipment	L+725	1.3%	1/23/20	13,331	13,331	13,065
Moxie Liberty LLC	(h)(k)	Power	L+650	1.0%	8/21/20	32,432	32,556	32,676
Moxie Patriot LLC	(k)	Power	L+575	1.0%	12/19/20	2,000	2,038	2,015
Panda Sherman Power, LLC	(g)(h)(k)(l)	Power	L+750	1.5%	9/14/18	22,815	23,185	22,758
Panda Temple Power, LLC	(k)(l)	Power	L+625	1.0%	3/6/22	12,000	11,760	12,000
Panda Temple Power II, LLC	(h)(k)	Power	L+600	1.3%	4/3/19	23,809	24,242	23,452
PeroxyChem LLC	(h)(k)	Service & Equipment	L+650	1.0%	2/28/20	6,083	6,054	6,121
ProPetro Services, Inc.	(j)	Service & Equipment	L+625	1.0%	9/30/19	12,103	12,085	11,165
RGL Reservoir Operations Inc.	(g)(m)	Service & Equipment	L+500	1.0%	8/13/21	9,097	8,847	6,897
Southcross Holdings Borrower LP	(j)(k)	Midstream	L+500	1.0%	8/4/21	18,905	18,817	18,007
Sprint Industrial Holdings LLC	(h)	Service & Equipment	L+575	1.3%	11/14/19	14,737	14,723	13,926
Stallion Oilfield Holdings, Inc.	(f)(h)(j)(k)	Service & Equipment	L+675	1.3%	6/19/18	63,372	63,266	46,262
Stonewall Gas Gathering LLC	(k)	Midstream	L+775	1.0%	1/28/22	23,174	22,039	23,319
Sunnova Asset Portfolio 5 Holdings, LLC	(k)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	92,301	92,301	93,224
Sunnova Asset Portfolio 5 Holdings, LLC	(e)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	83,182	83,182	84,013

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(h)(k)	Service & Equipment	L+800	1.3%	4/30/19	$59,509	$59,509	$58,617
Total Safety U.S., Inc.	(g)	Service & Equipment	L+450	1.3%	3/13/20	4,383	4,439	3,836
United Components, Inc.	(h)	Service & Equipment	L+400	1.5%	7/26/17	4,974	4,964	4,906

Total Senior Secured Loans—First Lien							1,050,545	1,005,465
Unfunded Loan Commitments							(179,628)	(179,628)

Net Senior Secured Loans—First Lien							870,917	825,837

Senior Secured Loans—Second Lien—39.5%
Alison US LLC	(f)(k)(m)	Service & Equipment	L+850	1.0%	8/29/22	22,222	21,390	20,148
American Energy—Marcellus, LLC	(g)	Upstream	L+750	1.0%	8/4/21	10,000	9,863	7,467
American Energy—Utica, LLC	(h)(k)	Upstream	L+950	1.5%	9/30/18	124,352	124,352	124,041
American Energy—Utica, LLC		Upstream	L+950	1.5%	9/30/18	84,468	84,468	84,256
Ameriforge Group Inc.	(f)(h)(k)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,496	33,703
Atlas Resource Partners, L.P.	(j)(m)	Upstream	L+900	1.0%	2/23/20	100,000	97,058	98,540
BlackBrush Oil & Gas, L.P.	(f)(j)	Upstream	L+650	1.0%	7/30/21	37,519	35,551	30,484
Brock Holdings III, Inc.	(f)(h)(k)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,814	28,051
Callon Petroleum Co.	(j)(m)	Upstream	L+750	1.0%	10/8/21	10,000	9,811	9,788
Chief Exploration & Development LLC	(j)(k)	Upstream	L+650	1.0%	5/16/21	19,576	19,497	18,245
Consolidated Precision Products Corp.	(h)(k)	Service & Equipment	L+775	1.0%	4/30/21	23,500	23,400	23,382
Drew Marine Group Inc.	(k)(m)	Service & Equipment	L+700	1.0%	5/19/21	8,000	7,983	7,880
Emerald Performance Materials, LLC	(k)	Downstream	L+675	1.0%	8/1/22	5,319	5,295	5,239
Extraction Oil & Gas Holdings, LLC	(j)(k)	Upstream	11.0%		5/29/19	74,186	74,186	75,299
Extraction Oil & Gas Holdings, LLC	(j)(k)	Upstream	10.0%		5/29/19	32,462	32,462	32,300
Fieldwood Energy LLC	(f)(j)(k)	Upstream	L+713	1.3%	9/30/20	41,047	42,056	30,243
Filtration Group Corp.	(k)	Service & Equipment	L+725	1.0%	11/21/21	2,632	2,609	2,648
Granite Intermediate Holdings, Inc.	(f)(k)	Power	L+725	1.0%	10/15/22	10,150	10,052	10,322
Horn Intermediate Holdings, Inc.	(h)	Service & Equipment	L+775	1.3%	10/2/18	57,750	57,750	56,595
Husky Injection Molding Systems Ltd.	(f)(m)	Service & Equipment	L+625	1.0%	6/30/22	4,000	4,046	3,933
Jonah Energy LLC	(j)(k)	Upstream	L+650	1.0%	5/12/21	26,185	25,821	23,457
Magnum Hunter Resources Corp.	(j)(m)	Upstream	L+750	1.0%	10/17/19	6,965	6,773	6,885
MD America Energy, LLC	(f)(h)(k)	Upstream	L+850	1.0%	8/4/19	75,000	71,825	72,769
Neff Rental LLC	(f)(k)	Service & Equipment	L+625	1.0%	6/9/21	17,989	18,018	17,696
Oxbow Carbon LLC	(h)	Midstream	L+700	1.0%	1/19/20	15,000	14,879	12,413
P2 Upstream Acquisition Co.	(f)(h)(k)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,891	30,154
Templar Energy LLC	(f)(h)(j)(k)	Upstream	L+750	1.0%	11/25/20	89,923	88,267	61,579
Total Safety U.S., Inc.	(h)(k)	Service & Equipment	L+800	1.3%	9/13/20	14,795	15,004	13,612
UTEX Industries, Inc.	(k)	Service & Equipment	L+725	1.0%	5/20/22	39,192	39,223	31,941
Vantage Energy II, LLC	(j)(k)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	84,575
Vantage Energy, LLC	(j)(k)	Upstream	L+750	1.0%	12/20/18	30,309	30,132	26,975

Total Senior Secured Loans—Second Lien							1,155,972	1,084,620

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Bonds—10.2%
Comstock Resources, Inc.	(i)(o)	Upstream	10.0%		3/15/20		$2,500	$2,500	$2,437
FourPoint Energy, LLC	(j)(k)(p)	Upstream	8.0%		12/31/20		222,750	213,432	199,361
FourPoint Energy, LLC	(e)(p)	Upstream	8.0%		12/31/20		86,625	86,192	77,529
Gastar Exploration USA, Inc.	(f)(i)	Upstream	8.6%		5/15/18		26,750	25,972	25,178
Light Tower Rentals, Inc.	(j)	Service & Equipment	8.1%		8/1/19		17,500	17,282	13,038
Mirant Mid-Atlantic Trust	(f)(i)	Power	10.1%		12/30/28		33,087	37,025	36,313
Prince Mineral Holding Corp.	(i)(o)	Service & Equipment	11.5%		12/15/19		13,697	15,054	13,320

Total Senior Secured Bonds								397,457	367,176
Unfunded Bond Commitment								(86,192)	(86,192)

Net Senior Secured Bonds								311,265	280,984

Subordinated Debt—32.5%
Alta Mesa Holdings, LP	(i)	Upstream	9.6%		10/15/18		27,451	27,398	21,001
American Energy—Woodford, LLC	(i)	Upstream	9.0%		9/15/22		10,500	10,089	6,077
Atlas Energy Holdings Operating Co., LLC	(f)(i)(l)(m)	Upstream	7.8%		1/15/21		24,060	22,514	16,361
Atlas Energy Holdings Operating Co., LLC	(f)(i)(l)(m)	Upstream	9.3%		8/15/21		20,213	20,348	14,326
Brand Energy & Infrastructure Services, Inc.	(f)	Service & Equipment	8.5%		12/1/21		25,000	25,000	23,563
BWAY Holding Co.	(f)	Service & Equipment	9.1%		8/15/21		3,100	3,081	3,224
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25		7,100	7,100	7,224
Canbriam Energy Inc.	(f)(i)(k)(m)	Upstream	9.8%		11/15/19		88,200	83,195	88,862
Chaparral Energy Inc.	(i)	Upstream	8.3%		9/1/21		2,000	2,051	1,375
Chaparral Energy Inc.	(g)(i)	Upstream	7.6%		11/15/22		15,225	16,228	10,277
CHC Helicopter S.A.	(f)(m)	Service & Equipment	9.4%		6/1/21		2,785	2,853	1,685
Compressco Partners, LP	(f)(i)(m)	Service & Equipment	7.3%		8/15/22		20,000	19,834	17,488
Comstock Resources, Inc.	(i)	Upstream	9.5%		6/15/20		5,000	4,826	2,144
Crestwood Midstream Partners L.P.	(f)(m)	Midstream	6.1%		3/1/22		5,500	5,500	5,553
Crew Energy Inc.	(i)(m)(v)	Upstream	8.4%		10/21/20	C$	7,000	6,690	5,485
CrownRock, L.P.	(f)(i)	Upstream	7.1%		4/15/21		$37,500	37,500	37,406
CrownRock, L.P.	(i)	Upstream	7.8%		2/15/23		2,800	2,759	2,821
Dynegy Finance I/II Inc.	(f)(m)	Power	7.4%		11/1/22		1,950	1,950	2,057
Dynegy Finance I/II Inc.	(f)(m)	Power	6.8%		11/1/19		950	950	988
Dynegy Finance I/II Inc.	(f)(m)	Power	7.6%		11/1/24		8,680	8,710	9,223
Eco Services Operations LLC	(f)	Service & Equipment	8.5%		11/1/22		5,000	5,000	5,087
Energy XXI Gulf Coast, Inc.	(i)(m)(o)	Upstream	7.5%		12/15/21		4,000	3,983	1,480
Energy XXI Gulf Coast, Inc.	(i)(m)(o)	Upstream	9.3%		12/5/17		5,000	5,133	3,500
EV Energy Partners, L.P.	(f)(i)(m)	Upstream	8.0%		4/15/19		2,000	1,822	1,835
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20		14,250	14,250	14,987

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gardner Denver, Inc.	(f)	Service & Equipment	6.9%		8/15/21	$8,948	$9,411	$8,120
GenOn Energy, Inc.	(f)(i)(o)	Power	9.9%		10/15/20	40,698	42,854	41,817
Global Jet Capital Inc.		Service & Equipment	15.0%		1/30/25	401	401	401
Global Partners L.P.	(f)(i)(m)	Midstream	6.3%		7/15/22	68,350	68,350	67,325
The Hillman Group, Inc.	(f)	Service & Equipment	6.4%		7/15/22	5,000	5,023	5,038
Ithaca Energy Inc.	(i)(m)(o)	Upstream	8.1%		7/1/19	2,000	2,000	1,568
Jones Energy, Inc.	(i)	Upstream	6.8%		4/1/22	8,000	8,000	7,530
Jupiter Resources Inc.	(f)(i)(m)	Upstream	8.5%		10/1/22	71,125	67,023	58,678
The Kenan Advantage Group, Inc.	(f)	Service & Equipment	8.4%		12/15/18	18,000	18,421	18,878
Legacy Reserves LP	(f)(m)	Upstream	8.0%		12/1/20	16,750	16,468	13,894
Legacy Reserves LP	(f)(i)(m)	Upstream	6.6%		12/1/21	14,000	13,832	11,150
Lightstream Resources Ltd.	(i)(m)(o)	Upstream	8.6%		2/1/20	48,745	49,100	35,333
Lonestar Resources America Inc.	(i)	Upstream	8.8%		4/15/19	21,500	21,610	16,636
Martin Midstream Partners L.P.	(f)(m)	Midstream	7.3%		2/15/21	18,607	19,152	17,956
Memorial Production Partners L.P.	(i)(m)	Upstream	7.6%		5/1/21	7,000	6,821	6,423
Memorial Production Partners L.P.	(i)(m)	Upstream	6.9%		8/1/22	12,500	12,289	11,031
Resolute Energy Corp.	(i)(o)	Upstream	8.5%		5/1/20	6,230	6,538	2,656
RKI Exploration & Production, LLC	(f)(i)(o)	Upstream	8.5%		8/1/21	58,704	58,652	55,916
Samson Investment Co.	(i)	Upstream	9.8%		2/15/20	56,300	52,988	15,764
Sanchez Energy Corp.	(i)(m)(o)	Upstream	7.8%		6/15/21	3,000	2,962	2,933
SandRidge Energy, Inc.	(i)(m)(o)	Upstream	8.8%		1/15/20	22,075	20,483	14,956
SandRidge Energy, Inc.	(i)(m)(o)	Upstream	8.1%		10/15/22	3,500	3,319	2,204
SandRidge Energy, Inc.	(i)(m)(o)	Upstream	7.5%		3/15/21	5,000	4,503	3,125
SandRidge Energy, Inc.	(i)(m)(o)	Upstream	7.5%		2/15/23	2,500	2,374	1,546
Silver II US Holdings, LLC	(f)	Service & Equipment	7.8%		12/15/20	1,835	1,963	1,661
Swift Energy Co.	(i)(o)	Upstream	7.9%		3/1/22	20,000	20,045	8,217
Talos Production LLC	(f)(i)(o)	Upstream	9.8%		2/15/18	43,250	43,265	35,681
Teine Energy Ltd.	(i)(m)	Upstream	6.9%		9/30/22	12,900	12,807	11,820
Tenrgys, LLC	(j)(k)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	74,625
Warren Resources, Inc.	(f)(i)	Upstream	9.0%		8/1/22	38,900	38,385	23,051
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	14,300	14,388	13,585

Total Subordinated Debt							1,057,191	893,547

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.6%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$6,250
Allied Downhole Technologies, LLC, Common Equity	(q)(r)	Service & Equipment	6,600,000	6,600	10,890
Allied Downhole Technologies, LLC, Warrants	(q)(r)	Service & Equipment	5,344,680	1,865	4,810
Altus Power America Holdings, LLC, Preferred Equity	(r)	Power	8,093,478	8,093	12,950
American Energy Appalachia Holdings, LLC, Common Equity	(r)(s)	Upstream	15,657,194	14,900	15,657
AP Exhaust Holdings, LLC, Common Equity	(q)(r)	Service & Equipment	811	811	600
BBH Operating LLC, Common Equity	(r)(t)	Upstream	1,000	1,000	820
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(u)	Upstream	N/A	3,215	3,681
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(u)	Upstream	N/A	459	370
Cimarron Energy Inc., Common Equity	(r)	Service & Equipment	2,500,000	2,500	2,000
Extraction Oil & Gas Holdings, LLC, Common Equity	(q)(r)	Upstream	4,191,800	11,250	11,318
Fortune Creek Co-Invest I L.P., LP Interest	(m)(v)	Midstream	N/A	16,877	13,955
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(q)(r)	Upstream	66,000	66,000	82,500
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(q)(r)	Upstream	12,374	8,176	15,653
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment	171,832	172	172
Industrial Group Intermediate Holdings, LLC, Common Equity	(q)(r)	Service & Equipment	371,901	372	576
MB Precision Holdings LLC, Common Equity	(r)	Service & Equipment	490,213	490	417
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	25,071	30,935
Plains Offshore Operations Inc., Warrants	(f)(r)	Upstream	427,005	689	2,135
Summit Midstream Partners, LLC, Preferred Equity		Midstream	38,115	38,115	37,924
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(w)	Service & Equipment	3,750,000	6,029	5,290
Synergy Offshore LLC, Preferred Equity	(x)	Upstream	50,000	56,955	58,750

Total Equity/Other				276,583	317,653

TOTAL INVESTMENTS—123.9%				$3,671,928	3,402,641

LIABILITIES IN EXCESS OF OTHER ASSETS—(23.9%)					(656,295)

NET ASSETS—100.0%					$2,746,346

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2015
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2015, the three-month London Interbank Offered Rate was 0.27% and the U.S. Prime Lending Rate was 3.25%.
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
(l)
Position or portion thereof unsettled as of March 31, 2015.
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of March 31, 2015, 83.7% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for GAAP or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of March 31, 2015, the fair value of securities rehypothecated by BNP was $81,544.
(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns 25% or more of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2015, the Company held investments in a portfolio company of which it is deemed to be an "affiliated person" but is not deemed to "control." The following table presents certain information with respect to such portfolio company for the three months ended March 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Bonds
FourPoint Energy, LLC	—	—	$4,867	—	—	$4,366
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C Units	—	—	—	—	—	$(1,650)
FourPoint Energy, LLC, Common Equity, Class D Units	—	—	—	—	—	$(248)
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
(v)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2015.
(w)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2015.
(x)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of the Company.
(y)
Security was on non-accrual status as of March 31, 2015.

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
(i)
Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP. Securities held within Berwyn Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8).
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
(m)
The investment is not a qualifying asset under the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of December 31, 2014, 84.5% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for GAAP or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, subject to the terms and conditions governing the prime brokerage facility with BNP. (see Note 8). As of December 31, 2014, the fair value of securities rehypothecated by BNP was $68,487.
(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns 25% or more of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. During the year ended December 31, 2014, the Company made an investment in and, in connection with such investment is deemed to be an "affiliated person" of (but would not be deemed to "control"), the following portfolio company:

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2015, the Company had seven wholly-owned financing subsidiaries and six wholly-owned subsidiaries through which it holds interests in certain non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2015. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	19,243,929	$184,430	26,640,958	$285,620
Reinvestment of Distributions	2,437,037	21,167	2,585,121	25,214

Total Gross Proceeds	21,680,966	205,597	29,226,079	310,834
Commissions and Dealer Manager Fees	—	(16,663)	—	(25,957)

Net Proceeds to Company	21,680,966	188,934	29,226,079	284,877
Share Repurchase Program	(450,293)	(3,972)	(174,181)	(1,693)

Net Proceeds from Share Transactions	21,230,673	$184,962	29,051,898	$283,184

Status of Continuous Public Offering

        Since commencing its continuous public offering and through April 28, 2015, the Company has sold 324,515,063 common shares (as adjusted for share distributions) for gross proceeds of $3,371,717, including common shares issued under its distribution reinvestment plan. As of April 28, 2015, the Company had raised total gross proceeds of $3,391,921, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the three months ended March 31, 2015 and 2014, the Company sold 21,680,966 and 29,226,079 common shares for gross proceeds of $205,597 and $310,834, respectively, at an average price per share of $9.48 and $10.64, respectively. The gross proceeds received during the three months ended March 31, 2015 and 2014 include reinvested shareholder distributions of $21,167 and $25,214, respectively, for which the Company issued 2,437,037 and 2,585,121 common shares, respectively. During the period from April 1, 2015 to April 28, 2015, the Company sold 4,281,432 common shares for gross proceeds of $39,384 at an average price per share of $9.20.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $16,663 and $25,957 for the three months ended March 31, 2015 and 2014, respectively.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.820	$3,972

        On April 1, 2015, the Company repurchased 716,857 common shares (representing 100% of common shares tendered for repurchase) at $8.73 per share for aggregate consideration totaling $6,258.

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

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, providing administrative services to the Company on behalf of FS Advisor. The amount of the reimbursement payable to FS Advisor is the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FS Advisor. The Company's board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

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

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FS Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$18,745	$12,867
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$5,565
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$2,879	$4,610
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,500	$935
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$1,624	$904
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$3,217	$5,038

(1)
During the three months ended March 31, 2015 and 2014, $17,912 and $10,751, respectively, in base management fees were paid to FS Advisor. As of March 31, 2015, $18,745 in base management fees were payable to FS Advisor.

(2)
During the three months ended March 31, 2015, the Company did not accrue any capital gains incentive fees. During the three months ended March 31, 2014, the Company accrued capital gains incentive fees of $5,565, of which $4,596 was based on unrealized gains and $969 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FS Advisor during the three months ended March 31, 2015. The Company paid FS Advisor $2,857 in capital gains incentive fees during the three months ended March 31, 2014. As of March 31, 2015, the Company did not have any accrued capital gains incentive fees.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

(3)
During the three months ended March 31, 2015 and 2014, $12,142 and $6,786, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of March 31, 2015, a subordinated incentive fee on income of $2,879 was payable to FS Advisor.

(4)
During the three months ended March 31, 2015 and 2014, $1,412 and $872, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $1,373 and $166 in administrative services expenses to FS Advisor during the three months ended March 31, 2015 and 2014, respectively.

(5)
During the three months ended March 31, 2015 and 2014, the Company incurred offering costs of $2,500 and $1,200, respectively, of which $1,624 and $904, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of April 28, 2015, the Company has issued an aggregate of 4,181,046 common shares (as adjusted for share distributions) for aggregate gross proceeds of $37,703 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

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

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of its net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

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

        As of March 31, 2015, the Company had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the three months ended March 31, 2015 and 2014, FS Benefit Trust did not purchase any of the Company's common shares.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the three months ended March 31, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1524	$28,423
Fiscal 2015
March 31, 2015	$0.1771	$54,825

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On March 9, 2015 and May 13, 2015, the Company's board of trustees declared regular weekly cash distributions for April 2015 through June 2015 and July 2015 through September 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        No portion of the distributions paid during the three months ended March 31, 2015 or 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the three months ended March 31, 2015, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	41,234	75%	28,423	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	13,591	25%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$54,825	100%	$28,423	100%

(1)
During the three months ended March 31, 2015 and 2014, 88.6% and 92.3%, respectively, of the Company's gross investment income was attributable to cash income earned, 2.7% and 3.1%, respectively, was attributable to non-cash accretion of discount and 8.7% and 4.6%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the three months ended March 31, 2015 and 2014 was $53,492 and $30,092, respectively. As of March 31, 2015, the Company had $12,258 of undistributed ordinary income and $23,194 of net realized losses on a tax basis. As of December 31, 2014, the Company had $13,591 of undistributed ordinary income and net realized gains on a tax basis, all of which was distributed during the three months ended March 31, 2015.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of revenue and expense items incurred at certain consolidated subsidiaries that are subject to U.S. federal and state income tax, and with respect to the three months ended March 31, 2014, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains were payable by the Company.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
GAAP-basis net investment income	$52,725	$26,288
Income on limited partnership interest	(372)	(783)
Reversal of incentive fee accrual on unrealized gains	—	4,596
Reclassification of unamortized original issue discount and prepayment fees	(856)	(40)
Other miscellaneous differences	1,995	31

Tax-basis net investment income	$53,492	$30,092

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

        As of March 31, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income	$12,258	$—
Distributable capital gains (accumulated capital losses)	(23,194)	13,591
Deferral of late year capital losses	—	(6,094)
Distribution receivable on limited partnership interest	28	57
Unamortized organization costs	(262)	(268)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	(264,451)	(283,310)

Total	$(275,621)	$(276,024)

(1)
As of March 31, 2015 and December 31, 2014, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $74,481 and $50,887, respectively. As of March 31, 2015 and December 31, 2014, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $338,932 and $334,197, respectively.

        The aggregate cost of the Company's investments for U.S. federal income tax purposes totaled $3,666,975 and $3,658,498 as of March 31, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(264,451) and $(283,310) as of March 31, 2015 and December 31, 2014, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$870,917	$825,837	24%	$881,945	$854,825	25%
Senior Secured Loans—Second Lien	1,155,972	1,084,620	32%	1,059,981	989,972	29%
Senior Secured Bonds	311,265	280,984	9%	324,963	285,485	9%
Subordinated Debt	1,057,191	893,547	26%	1,124,512	940,313	28%
Equity/Other	276,583	317,653	9%	271,649	304,582	9%

Total	$3,671,928	$3,402,641	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of March 31, 2015, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and two equity/other investments, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of March 31, 2015, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2015, the Company had four senior secured loan investments with aggregate unfunded commitments of $179,628, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $24,035. As of March 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. As of December 31, 2014, the Company had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,926,462	57%	$1,815,456	54%
Midstream	236,450	7%	233,836	7%
Downstream	17,751	0%	12,494	0%
Power	332,974	10%	326,773	10%
Service & Equipment	889,004	26%	986,618	29%

Total	$3,402,641	100%	$3,375,177	100%

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

        As of March 31, 2015 and December 31, 2014, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,402,641	3,375,177

Total	$3,402,641	$3,375,177

        The Company's investments as of March 31, 2015 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Eighteen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        The Company's investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers or where the Company's board of trustees otherwise determines that the use of such methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The Company's valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation process.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The following is a reconciliation for the three months ended March 31, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2015
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$854,825	$989,972	$285,485	$940,313	$304,582	$3,375,177
Accretion of discount (amortization of premium)	1,134	313	213	268	355	2,283
Net realized gain (loss)	(2,187)	(287)	(3,374)	(12,109)	—	(17,957)
Net change in unrealized appreciation (depreciation)	(17,960)	(1,343)	9,197	20,555	8,137	18,586
Purchases	83,258	105,290	6,891	13,962	2,228	211,629
Paid-in-kind interest	2,226	2,876	—	—	2,351	7,453
Sales and redemptions	(95,459)	(12,201)	(17,428)	(69,442)	—	(194,530)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$825,837	$1,084,620	$280,984	$893,547	$317,653	$3,402,641

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(4,063)	$(2,063)	$4,897	$(403)	$8,137	$6,505

	For the Three Months Ended March 31, 2014
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$634,919	$683,723	$82,484	$789,834	$109,241	$2,300,201
Accretion of discount (amortization of premium)	134	134	134	29	1,315	1,746
Net realized gain (loss)	312	517	509	942	—	2,280
Net change in unrealized appreciation (depreciation)	2,095	394	1,021	16,167	6,344	26,021
Purchases	176,658	13,389	62,070	71,191	21,663	344,971
Paid-in-kind interest	—	1,614	—	—	986	2,600
Sales and redemptions	(32,769)	(19,626)	(20,829)	(25,772)	(4,987)	(103,983)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$781,349	$680,145	$125,389	$852,391	$134,562	$2,573,836

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,843	$1,191	$1,820	$18,397	$6,344	$30,595

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at March 31, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$397,659	Market Comparables	Market Yield (%)	8.5% - 13.0%	10.3%
	428,178	Market Quotes	Indicative Dealer Quotes	55.0% - 101.3%	90.4%
Senior Secured Loans—Second Lien	555,606	Market Comparables	Market Yield (%)	8.5% - 13.3%	11.2%
	529,014	Market Quotes	Indicative Dealer Quotes	67.5%-102.1%	88.4%
Senior Secured Bonds	190,698	Market Comparables	Market Yield (%)	10.3% - 10.8%	10.5%
	90,286	Market Quotes	Indicative Dealer Quotes	74.0% - 110.3%	98.1%
Subordinated Debt	74,625	Market Comparables	Market Yield (%)	11.5% - 12.0%	11.8%
	818,521	Market Quotes	Indicative Dealer Quotes	27.5% - 106.8%	87.5%
	401	Other(2)	Other(2)	N/A	N/A
Equity/Other	317,481	Market Comparables	Market Yield (%)	11.0% - 15.8%	13.2%
			EBITDA Multiples (x)	4.8x - 10.5x	9.1x
			Production Multiples (Mmb/d)	$37,500.0 - $170,000.0	$44,283.0
			Proved Reserves Multiples (Mmboe)	$7.0 - $14.0	$8.9
			PV-10 Multiples (x)	0.5x - 1.9x	1.2x
			Capacity Multiple ($/kW)	$1,500.0 - $2,000.0	$1,750.0
		Discounted Cash Flow	Discount Rate (%)	11.0% - 29.3%	16.3%
		Option Valuation Model	Volatility (%)	50.0% - 60.0%	58.7%
	172	Other(2)	Other(2)	N/A	N/A

Total	$3,402,641

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

(2)
Fair valued based on expected outcome of proposed corporate transactions.

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

Note 8. Financing Arrangements

        The following table presents summary information with respect to the Company's outstanding financing arrangements as of March 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$223,000	$77,000	December 26, 2015(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2015
Goldman Facility	Repurchase	L+2.75%	$189,113	$135,887	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$148,214	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$125,000	$75,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $1,026,392 and 2.61%, respectively. As of March 31, 2015, the Company's weighted average effective interest rate on borrowings was 2.39%.

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

        Borrowings under the BNP facility accrue interest at a rate equal to three-month London Interbank Offered Rate, or LIBOR, plus 1.10% per annum. Berwyn Funding is required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the facility is not borrowed. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Subject to the right of cancellation described above, absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of March 31, 2015 and December 31, 2014, $223,000 was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of March 31, 2015, $26 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2015 and 2014, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$759	$247
Non-usage fees	106	173
Amortization of deferred financing costs	50	99

Total interest expense	$915	$519

        For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$875	479
Average borrowings under the facility	$223,000	$74,000
Effective interest rate on borrowings	1.37%	1.33%
Weighted average interest rate (including the effect of non-usage fees)	1.55%	2.27%

(1)
Interest under the BNP facility is paid monthly in arrears and commenced on January 2, 2014.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the three months ended March 31, 2015, Berwyn Funding received a fee of $1 from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of March 31, 2015, the fair value of those securities rehypothecated by BNP was $81,544.

        Borrowings of Berwyn Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Citibank Credit Facility

        On March 24, 2015, EP Funding LLC, or EP Funding, the Company's wholly-owned, special-purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Citibank credit facility, with Citibank, N.A., or Citibank, as administrative agent, and the financial institutions and

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

other lenders from time to time party thereto. The Citibank credit facility provided for borrowings in an aggregate principal amount up to $175,000 on a committed basis. Prior to the termination of the Citibank credit facility, borrowings under the facility accrued interest at a rate equal to three-month LIBOR plus 2.75% per annum. Under the Citibank credit facility, EP Funding was subject to a non-usage fee of 0.50% per annum to the extent that the aggregate principal amount available under the facility was not borrowed.

        As of March 31, 2015, no amounts remained outstanding under the Citibank credit facility. As of December 31, 2014, $128,300 was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. In conjunction with the repayment and termination of the Citibank credit facility on March 24, 2015, $49 of remaining unamortized deferred financing costs were charged to interest expense.

        For the three months ended March 31, 2015 and 2014, the components of total interest expense for the Citibank credit facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$471	$1,178
Non-usage fees	—	1
Amortization of deferred financing costs	130	81

Total interest expense	$601	$1,260

        For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$1,011	$1,195
Average borrowings under the facility(2)	$70,020	$174,174
Effective interest rate on borrowings	—	2.73%
Weighted average interest rate (including the effect of non-usage fees)	2.99%	2.74%

(1)
Interest under the Citibank credit facility was paid quarterly in arrears.

(2)
Average borrowings for the three months ended March 31, 2015 were calculated for the period since the beginning of the period to when the Company ceased borrowings.

        Borrowings of EP Funding were considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 1.80% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2015.

        As of March 31, 2015 and December 31, 2014, $280,000 was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,150 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $165 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2015 and 2014, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$1,411	$1,219
Non-usage fees	113	—
Amortization of deferred financing costs	210	148

Total interest expense	$1,734	$1,367

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$1,549	$1,275
Average borrowings under the facility	$280,000	$240,000
Effective interest rate on borrowings	2.01%	2.03%
Weighted average interest rate (including the effect of non-usage fees)	2.18%	2.03%

(1)
Interest under the Deutsche Bank credit facility is paid quarterly in arrears.

        Borrowings of FSEP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Financing

        On September 11, 2014, through its two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC, or Gladwyne Funding, and Strafford Funding LLC, or Strafford Funding, the Company entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman. Pursuant to this financing arrangement, up to $225,000 was initially made available to the Company to fund investments in securities and for general corporate purposes. On December 15, 2014, the parties amended the financing arrangement to increase the amount available thereunder to $325,000. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of March 31, 2015, the fair value of assets held by Gladwyne Funding was $671,385, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of March 31, 2015, Strafford Funding had purchased $336,200 of Notes and intends to purchase from time to time the remaining Notes, in each case, from Gladwyne Funding at a purchase price equal to their par value. Strafford Funding did not purchase any Notes during the three months ended March 31, 2015.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

beginning December 15, 2014, Goldman will purchase Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of March 31, 2015, Goldman had purchased Notes in the principal amount of $336,200 from Strafford Funding pursuant to the Goldman facility for $189,113. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $577,750. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $325,000. Strafford Funding intends to enter into additional repurchase transactions under the Goldman facility with respect to the entire $241,550 principal amount of Notes not previously purchased by Strafford Funding and sold to Goldman.

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2017. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Through March 15, 2015, financing fees accrued on the greater of $225,000 or the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees accrued on $325,000 (even if the aggregate purchase price paid for Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility.

        If the Goldman facility is accelerated prior to September 15, 2017 due to an event of default or the failure of Gladwyne Funding to commit to sell any underlying assets that become defaulted obligations within 30 days and thereafter to use commercially reasonable efforts to sell any such defaulted obligations, then Strafford Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman through September 15, 2017 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.75% per annum for the relevant period.

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

        As of March 31, 2015, Notes in an aggregate principal amount of $336,200 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $189,113. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of March 31, 2015, Strafford Funding's liability under the Goldman facility was $189,113, plus $2,179 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements. As of March 31, 2015, the fair value of assets held by Gladwyne Funding was $671,385.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $316 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2015, the components of total interest expense for the Goldman facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$1,867
Amortization of deferred financing costs	32

Total interest expense	$1,899

        For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility	$189,113
Effective interest rate on borrowings	2.99%
Weighted average interest rate	3.95%

(1)
Interest under the Goldman facility is payable quarterly in arrears.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings though January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the three months ended March 31, 2015, the Company repaid $1,786 of outstanding borrowings under the facility.

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

        Prior to the commencement of the amortization period, Energy Funding was subject to a non-usage fee of 1.00% per annum to the extent that the aggregate principal amount available under the Natixis credit facility had not been borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of March 31, 2015 and December 31, 2014, $148,214 and $150,000, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $2,106 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2015 and 2014, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$946	$1,128
Amortization of deferred financing costs	62	63

Total interest expense	$1,008	$1,191

        For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$971	$1,146
Average borrowings under the facility	$149,206	$150,000
Effective interest rate on borrowings	2.56%	2.51%
Weighted average interest rate	2.54%	3.01%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

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

        As of March 31, 2015 and December 31, 2014, $125,000 and $120,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $2,349 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2015, the components of total interest expense for the Wells Fargo credit facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$933
Non-usage fees	97
Amortization of deferred financing costs	129

Total interest expense	$1,159

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$984
Average borrowings under the facility	$122,056
Effective interest rate on borrowings	2.91%
Weighted average interest rate (including the effect of non-usage fees)	3.38%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$8.57	$9.66
Results of operations(2)
Net investment income (loss)	0.17	0.74
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.00	(1.46)

Net increase (decrease) in net assets resulting from operations	0.17	(0.72)

Shareholder distributions(3)
Distributions from net investment income	(0.14)	(0.62)
Distributions from net realized gain on investments	(0.04)	(0.07)

Net decrease in net assets resulting from shareholder distributions	(0.18)	(0.69)

Capital share transactions
Issuance of common shares(4)	0.02	0.35
Repurchases of common shares(5)	—	—
Offering costs(2)	(0.01)	(0.03)

Net increase (decrease) in net assets resulting from capital share transactions	0.01	0.32

Net asset value, end of period	$8.57	$8.57

Shares outstanding, end of period	320,625,044	299,394,371

Total return(6)	2.10%	(4.14)%

Ratio/Supplemental Data:
Net assets, end of period	$2,746,346	$2,565,721

Ratio of net investment income to average net assets(7)	2.00%	7.71%
Ratio of total expenses to average net assets(7)	1.25%	5.07%
Portfolio turnover(8)	5.49%	35.55%
Total amount of senior securities outstanding, exclusive of treasury securities	$965,327	$1,090,413
Asset coverage per unit(9)	3.84	3.35

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2015 are not annualized. The following is a schedule of supplemental ratios for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	—	(0.48)%
Ratio of subordinated income incentive fees to average net assets	0.11%	1.41%
Ratio of interest expense to average net assets	0.28%	0.84%
Ratio of income and excise taxes to average net assets	0.00%	0.04%
(8)
Portfolio turnover for the three months ended March 31, 2015 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Recently Issued Accounting Standards

        In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, to simplify the presentation in the financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

  •
  changes in the general interest rate environment;

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

Revenues

        The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments and net change in unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

        We principally generate revenues in the form of interest income on the debt investments we hold. We also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FS Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2014.

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

        As of March 31, 2015, we had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three Months Ended March 31, 2015 and for the Year Ended December 31, 2014

        During the three months ended March 31, 2015, we made investments in portfolio companies totaling $211,629. During the same period, we sold investments for proceeds of $127,336 and received principal repayments of $67,194. As of March 31, 2015, our investment portfolio, with a total fair value of $3,402,641 (24% in first lien senior secured loans, 32% in second lien senior secured loans, 9% in senior secured bonds, 26% in subordinated debt and 9% in equity/other), consisted of interests in 116 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $263.9 million. As of March 31, 2015, the investments in our portfolio were purchased at a weighted average price of 98.8% of par or stated value, as applicable, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.8% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of March 31, 2015 and our public offering price of $9.70 per share as of such date, the annualized distribution rate to shareholders as of March 31, 2015 was 7.30%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

        During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,437,689. During the same period, we sold investments for proceeds of $462,170 and received principal repayments of $582,141. As of December 31, 2014, our investment portfolio, with a total fair value of $3,375,177 (25% in first lien senior secured loans, 29% in second lien senior secured loans, 9%

in senior secured bonds, 28% in subordinated debt and 9% in equity/other), consisted of interests in 125 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $233.3 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 99.1% of par or stated value, as applicable, and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of December 31, 2014 and our public offering price of $9.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2014 was 7.23%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

        Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2015 and the year ended December 31, 2014:

Net Investment Activity	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Purchases	$211,629	$2,437,689
Sales and Redemptions	(194,530)	(1,044,311)

Net Portfolio Activity	$17,099	$1,393,378

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$83,258	39%	$579,698	24%
Senior Secured Loans—Second Lien	105,290	50%	669,846	27%
Senior Secured Bonds	6,891	3%	314,897	13%
Subordinated Debt	13,962	7%	706,530	29%
Equity/Other	2,228	1%	166,718	7%

Total	$211,629	100%	$2,437,689	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$870,917	$825,837	24%	$881,945	$854,825	25%
Senior Secured Loans—Second Lien	1,155,972	1,084,620	32%	1,059,981	989,972	29%
Senior Secured Bonds	311,265	280,984	9%	324,963	285,485	9%
Subordinated Debt	1,057,191	893,547	26%	1,124,512	940,313	28%
Equity/Other	276,583	317,653	9%	271,649	304,582	9%

Total	$3,671,928	$3,402,641	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Number of Portfolio Companies	116	125
% Variable Rate (based on fair value)	52.4%	51.8%
% Fixed Rate (based on fair value)	38.3%	39.2%
% Income Producing Equity/Other Investments (based on fair value)	4.2%	4.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	5.1%	5.0%
Average Annual EBITDA of Portfolio Companies	$263,934	$233,303
Weighted Average Purchase Price of Investments (as a % of par or stated value)	98.8%	99.1%
% of Investments on Non-Accrual (based on fair value)	0.3%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.2%	9.1%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2015 and year ended December 31, 2014:

Net Direct Originations	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Total Commitments (including Unfunded Commitments)	$100,250	$1,179,484
Exited Investments (including partial paydowns)	(1,847)	(152,463)

Net Direct Originations	$98,403	$1,027,021

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$—	—	$435,305	37%
Senior Secured Loans—Second Lien	100,000	100%	272,658	23%
Senior Secured Bonds	—	—	301,198	26%
Subordinated Debt	78	0%	313	0%
Equity/Other	172	0%	170,010	14%

Total	$100,250	100%	$1,179,484	100%

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Average New Direct Origination Commitment Amount	$50,125	$53,613
Weighted Average Maturity for New Direct Originations	2/24/20	4/23/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	11.1%	8.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.3%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.6%	10.2%

        The following table presents certain selected information regarding our direct originations as of March 31, 2015 and December 31, 2014:

Characteristics of All Direct Originations held in Portfolio	March 31, 2015	December 31, 2014
Number of Portfolio Companies	23	22
Average Annual EBITDA of Portfolio Companies	$47,928	$29,450
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.2x	4.0x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.3%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%	10.1%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,536,642	45%	$1,371,063	41%
Opportunistic	831,363	25%	892,154	26%
Broadly Syndicated/Other	1,034,636	30%	1,111,960	33%

Total	$3,402,641	100%	$3,375,177	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,926,462	57%	$1,815,456	54%
Midstream	236,450	7%	233,836	7%
Downstream	17,751	0%	12,494	0%
Power	332,974	10%	326,773	10%
Service & Equipment	889,004	26%	986,618	29%

Total	$3,402,641	100%	$3,375,177	100%

        As of March 31, 2015, except for FourPoint Energy, LLC, in which we held a senior secured bond and two equity/other investments, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of March 31, 2015, we did not "control" any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2015, we had four senior secured loan investments with aggregate unfunded commitments of $179,628, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $24,035. As of March 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. As of December 31, 2014, we had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$70,994	2%	$119,174	4%
2	2,694,010	79%	2,630,119	78%
3	611,187	18%	586,116	17%
4	—	—	39,768	1%
5	26,450	1%	—	—

Total	$3,402,641	100%	$3,375,177	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

        We generated investment income of $85,587 and $56,556 for the three months ended March 31, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $75,851 and $52,210 of cash income earned as well as $9,736 and $4,346 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended March 31, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the three months ended March 31, 2015 and 2014, we generated $4,518 and $5,589 of fee income, which represented 5.3% and 9.9%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $32,862 and $30,268 for the three months ended March 31, 2015 and 2014, respectively. Our expenses include base management fees attributed to FS Advisor of $18,745 and $12,867 for the three months ended March 31, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $1,500 and $935 for the three months ended March 31, 2015 and 2014, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2015 and 2014, we accrued subordinated incentive fees on income of $2,879 and $4,610, respectively, based on the performance of our portfolio. During the three months ended March 31, 2015, we did not accrue any capital gains incentive fees. During the three months ended March 31, 2014, we accrued capital gains incentive fees of $5,565 based on the performance of our portfolio, of which $4,596 was based on unrealized gains and $969 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $7,316 and $4,337 for the three months ended March 31, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended March 31, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $360 and $266, respectively, and fees and expenses incurred with our share transfer agent totaled $794 and $647, respectively. Fees for our board of trustees were $225 and $281 for the three months ended March 31, 2015 and 2014, respectively.

        Our other general and administrative expenses totaled $954 and $704 for the three months ended March 31, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended March 31,
	2015	2014
Expenses associated with our independent audit and related fees	$136	$94
Compensation of our chief compliance officer(1)	20	20
Legal fees	223	243
Printing fees	120	89
Insurance expense	74	56
Other	381	202

Total	$954	$704

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the three months ended March 31, 2015 and 2014, the ratio of our total expenses to our average net assets was 1.25% and 1.66%, respectively. During the three months ended March 31, 2015 and 2014, our ratio of total expenses to average net assets included $7,316 and $4,337, respectively, related to interest expense, $2,879 and $10,175, respectively, related to accruals for incentive fees and $89 and $56, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 0.86% and 0.86% for the three months ended March 31, 2015 and 2014, respectively. Incentive fees, interest expense and income taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $52,725 ($0.17 per share) and $26,288 ($0.14 per share) for the three months ended March 31, 2015 and 2014, respectively. The increase in net investment income on a per share basis can be attributed primarily to the growth of our portfolio and an increase in the amount of our directly originated and opportunistic investments as well as a reduction of incentive fees.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $127,336 and $67,194, respectively, during the three months ended March 31, 2015, from which we realized a net loss of $17,957. We realized a net loss of $238 from settlements on foreign currency during the three months ended March 31, 2015. We sold investments and received principal repayments of $83,529 and $20,454, respectively, during the three months ended March 31, 2014, from which we realized a net gain of $2,280. We realized a net loss of $538 from settlements on foreign currency during the three months ended March 31, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended March 31, 2015 and 2014, the net change in unrealized appreciation (depreciation) on investments totaled $18,586 and $26,021, respectively, and the net change in unrealized gain (loss) on foreign currency was $(128) and $81, respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2015 was primarily driven by the performance of our directly originated investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2014 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended March 31, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $52,988 ($0.17 per share) and $54,132 ($0.29 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of March 31, 2015, we had $311,986 in cash and foreign currency, which is held in custodial accounts, and $347,887 in borrowings available under our financing arrangements. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements."

        During the three months ended March 31, 2015, we sold 21,680,966 common shares for gross proceeds of $205,597 at an average price per share of $9.48. The gross proceeds received during the three months ended March 31, 2015 include reinvested shareholder distributions of $21,167, for which we issued 2,437,037 common shares. During the three months ended March 31, 2015, we also incurred offering costs of $2,500 in connection with the sale of our common shares, which consisted primarily of legal, accounting, printing and other expenses, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses and printing, legal and due diligence fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $16,663 for the three months ended March 31, 2015. These sales commissions and fees include $3,217 retained by the dealer manager, FS2, which is one of our affiliates. On December 23, 2014, the SEC declared effective our registration statement that registered an additional 92,200,000 common shares in our continuous public offering.

        Since commencing our continuous public offering and through April 28, 2015, we have sold 324,515,063 common shares (as adjusted for share distributions) for gross proceeds of $3,371,717, including common shares issued under our distribution reinvestment plan. As of April 28, 2015, we have raised total gross proceeds of $3,391,921, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the three months ended March 31, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.820	$3,972

        On April 1, 2015, we repurchased 716,857 common shares (representing 100% of common shares tendered for repurchase) at $8.73 per share for aggregate consideration totaling $6,258.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$223,000	$77,000	December 26, 2015(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2015
Goldman Facility	Repurchase	L+2.75%	$189,113	$135,887	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$148,214	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$125,000	$75,000	September 9, 2019

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $1,026,392 and 2.61%, respectively. As of March 31, 2015, our weighted average effective interest rate on borrowings was 2.39%.

        For additional information regarding our outstanding financing arrangements as of March 31, 2015, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

RIC Status and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our shareholders each tax year dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to qualify for and maintain our RIC status each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses, for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to our shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the three months ended March 31, 2015 and 2014 represented a return of capital.

        The following table reflects the cash distributions per share that we declared and paid on our common shares during the three months ended March 31, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1524	$28,423
Fiscal 2015
March 31, 2015	$0.1771	$54,825

        On March 9, 2015 and May 13, 2015, our board of trustees declared regular weekly cash distributions for April 2015 through June 2015 and July 2015 through September 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        No portion of the distributions paid during the three months ended March 31, 2015 or 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the three months ended March 31, 2015 and 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	41,234	75%	28,423	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	13,591	25%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$54,825	100%	$28,423	100%

(1)
During the three months ended March 31, 2015 and 2014, 88.6% and 92.3%, respectively, of our gross investment income was attributable to cash income earned, 2.7% and 3.1%, respectively, was attributable to non-cash accretion of discount and 8.7% and 4.6%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the three months ended March 31, 2015 and 2014 was $53,492 and $30,092, respectively. As of March 31, 2015, we had $12,258 of undistributed ordinary income and $23,194 of net realized losses on a tax basis. As of December 31, 2014, we had $13,591 of undistributed ordinary income and net realized gains on a tax basis, all of which was distributed during the three months ended March 31, 2015.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2015 and 2014 and a reconciliation of accumulated earnings on a tax basis as of March 31, 2015 and December 31, 2014.

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

  •
  our valuation committee reviews the preliminary valuation and FS Advisor's management team, together with our independent valuation firms, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

  •
  our board of trustees discusses valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any third-party valuation firm, if applicable.

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

        Our investments as of March 31, 2015 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Eighteen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers or where our board of trustees otherwise determines that the use of such other method is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

        Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized and the respective unrealized gain or loss on foreign currency for any foreign denominated investments we may hold. Net change in unrealized gains or losses on foreign currency reflects the change in the value of foreign currency held, receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement include (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2015 and 2014, we incurred $18,745 and $12,867, respectively, in base management fees and $1,500 and $935, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FS Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended March 31, 2015 and 2014, we accrued subordinated incentive fees on income of $2,879 and $4,610, respectively, and paid FS Advisor $12,142 and $6,786, respectively, in respect of such fees. As of March 31, 2015, a subordinated incentive fee on income of $2,879 was payable to FS Advisor. During the three months ended March 31, 2015, we did not accrue any capital gains incentive fees. During the three months ended March 31, 2014, we accrued capital gains incentive fees of $5,565 based on the performance of our portfolio, of which $4,596 was based on unrealized gains and $969 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FS Advisor during the three months ended March 31, 2015. We paid FS Advisor $2,857 in capital gains incentive fees during the three months ended March 31, 2014. As of March 31, 2015, we did not have any accrued capital gains incentive fees.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Deutsche Bank credit facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at March 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$223,000	$223,000	—	—	—
Deutsche Bank Credit Facility(2)	$280,000	$280,000	—	—	—
Goldman Facility(3)	$189,113	—	$189,113	—	—
Natixis Credit Facility(4)	$148,214	—	—	—	$148,214
Wells Fargo Credit Facility(5)	$125,000	—	—	$125,000	—

(1)
At March 31, 2015, $77,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At March 31, 2015, $60,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2015.

(3)
At March 31, 2015, $135,887 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(4)
At March 31, 2015, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(5)
At March 31, 2015, $75,000 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest to simplify the presentation of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FS Advisor. The amount of the reimbursement payable to FS Advisor is the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FS Advisor. Our board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$18,745	$12,867
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$5,565
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$2,879	$4,610
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,500	$935
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$1,624	$904
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$3,217	$5,038

(1)
During the three months ended March 31, 2015 and 2014, $17,912 and $10,751, respectively, in base management fees were paid to FS Advisor. As of March 31, 2015, $18,745 in base management fees were payable to FS Advisor.

(2)
During the three months ended March 31, 2015, we did not accrue any capital gains incentive fees. During the three months ended March 31, 2014, we accrued capital gains incentive fees of $5,565, of which $4,596 was based on unrealized gains and $969 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FS Advisor during the three months ended March 31, 2015. We paid FS Advisor $2,857 in capital gains incentive fees during the three months ended March 31, 2014. As of March 31, 2015, we did not have any accrued capital gains incentive fees.

(3)
During the three months ended March 31, 2015 and 2014, $12,142 and $6,786, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of March 31, 2015, a subordinated incentive fee on income of $2,879 was payable to FS Advisor.

(4)
During the three months ended March 31, 2015 and 2014, $1,412 and $872, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $1,373 and $166 in administrative services expenses to FS Advisor during the three months ended March 31, 2015 and 2014, respectively.

(5)
During the three months ended March 31, 2015 and 2014, we incurred offering costs of $2,500 and $1,200, respectively, of which $1,624 and $904, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

(6)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

        See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including capital contributions by FS Advisor and GSO, potential conflicts of interest, our exemptive relief order and our expense reimbursement arrangement with Franklin Square Holdings.

Recent Developments

        During the period from April 1, 2015 to April 28, 2015, we sold 4,281,432 common shares for gross proceeds of $39,384 at an average price per share of $9.20.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 52.4% of our portfolio investments (based on fair value) paid variable interest rates, 38.3% paid fixed interest rates, 4.2% were income producing equity or other investments and the remainder (5.1%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, Goldman facility, Natixis credit facility and Wells Fargo credit facility, Berwyn Funding, FSEP Funding, Strafford Funding, Energy Funding and Wayne Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$—	$(2,753)	$2,753	0.9%
No change	—	—	—	—
Up 100 basis points	2,827	11,012	(8,185)	(2.8)%
Up 300 basis points	38,015	33,036	4,979	1.7%
Up 500 basis points	75,141	55,061	20,080	6.8%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2015 and 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended March 31, 2015 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	450,293	$8.82	450,293	(1)
February 1 to February 28, 2015	—	—	—	—
March 1 to March 31, 2015	—	—	—	—

Total	450,293	$8.82	450,293	(1)

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
4.1
Form of Subscription Agreement. (Incorporated by reference to FS Energy and Power Fund's prospectus supplement filed on May 13, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)

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
10.6
2014 Follow-On Dealer Manager Agreement, dated as of January 7, 2015, by and among FS Energy and Power Fund, FS Investment Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(3) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-199777) filed on April 1, 2015.)
10.7
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
10.9
Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.10
Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.11
Credit Agreement, dated as of June 24, 2011, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.12
First Amendment to Credit Agreement, dated as of May 30, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 30, 2012.)

10.13	Second Amendment to Credit Agreement, dated as of August 28, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on August 30, 2012.)
10.14
Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among FSEP Term Funding, LLC, Deutsche Bank AG, New York Branch, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 18, 2012.)
10.15
Fourth Amendment to Credit Agreement, dated as of June 24, 2013, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 25, 2013.)
10.16
Amended and Restated Credit Agreement, dated as of June 11, 2014, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 17, 2014.)
10.17
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
10.20
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.21
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
10.25
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.26
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

10.28	Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.29
Investment Management Agreement, dated as of May 24, 2013, by and between FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.30
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
10.33
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)
10.34
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
10.36
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
10.39
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

10.42	Securities Account Control Agreement, dated as of September 9, 2014, by and among Wayne Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
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
10.46	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
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
10.49
Revolving Credit Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.50
Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.51
Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.52
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2015.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)