Form 10-Q
period 2015-06-30
FS Energy & Power Fund
filed 2015-08-14
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

        The issuer had 344,156,361 common shares of beneficial interest outstanding as of July 28, 2015.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$3,627,111 and $3,375,716, respectively)	$3,401,254	$3,089,068
Investments, at fair value—affiliated (amortized cost—$300,194 and $287,334, respectively)	306,568	286,109
Cash	210,139	225,130
Foreign currency, at fair value (cost—$2,474 and $0, respectively)	2,464	—
Receivable for investments sold and repaid	6,952	51,253
Interest receivable	40,069	47,197
Receivable for common shares purchased	50	9,989
Deferred financing costs	5,537	5,575
Prepaid expenses and other assets	190	30

Total assets	$3,973,223	$3,714,351

Liabilities
Payable for investments purchased	$26,923	$20,094
Credit facilities payable	733,538	901,300
Repurchase agreement payable(1)	259,425	189,113
Shareholder distributions payable	22,822	50
Management fees payable	19,392	17,912
Subordinated income incentive fees payable(2)	6,478	12,142
Administrative services expense payable	2,032	1,653
Interest payable	1,951	2,888
Trustees' fees payable	266	229
Other accrued expenses and liabilities	3,857	3,249

Total liabilities	1,076,684	1,148,630

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 337,274,812 and 299,394,371 shares issued and outstanding, respectively	337	299
Capital in excess of par value	3,167,320	2,841,446
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(64,751)	7,497
Accumulated undistributed net investment income(4)	13,246	4,341
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(219,613)	(287,862)

Total shareholders' equity	2,896,539	2,565,721

Total liabilities and shareholders' equity	$3,973,223	$3,714,351

Net asset value per common share at period end	$8.59	$8.57

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income
Interest income—unaffiliated	$78,406	$61,752	$154,608	$112,719
Interest income—affiliated	4,877	—	9,744	—
Fee income—unaffiliated	9,127	10,255	13,645	15,844

Total investment income	92,410	72,007	177,997	128,563

Operating expenses
Management fees	19,392	14,678	38,137	27,545
Capital gains incentive fees(1)	—	3,015	—	8,580
Subordinated income incentive fees(1)	6,478	10,013	9,357	14,623
Administrative services expenses	761	1,008	2,261	1,943
Share transfer agent fees	638	660	1,432	1,307
Accounting and administrative fees	361	288	721	554
Interest expense	7,408	4,096	14,724	8,433
Trustees' fees	265	135	490	416
Other general and administrative expenses	1,374	1,033	2,328	1,737

Total operating expenses	36,677	34,926	69,450	65,138
Income taxes	69	51	158	107

Total expenses	36,746	34,977	69,608	65,245

Net investment income	55,664	37,030	108,389	63,318

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(40,553)	2,411	(58,510)	4,691
Net realized gain (loss) on foreign currency	91	31	(147)	(507)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	44,673	12,697	60,791	38,718
Net change in unrealized appreciation (depreciation) on investments—affiliated	5,131	—	7,599	—
Net change in unrealized gain (loss) on foreign currency	(13)	(50)	(141)	31

Total net realized and unrealized gain (loss) on investments	9,329	15,089	9,592	42,933

Net increase (decrease) in net assets resulting from operations	$64,993	$52,119	$117,981	$106,251

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.20	$0.24	$0.37	$0.52

Weighted average shares outstanding	329,285,131	219,030,100	319,815,870	203,738,493

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operations
Net investment income	$108,389	$63,318
Net realized gain (loss) on investments and foreign currency	(58,657)	4,184
Net change in unrealized appreciation (depreciation) on investments	68,390	38,718
Net change in unrealized gain (loss) on foreign currency	(141)	31

Net increase (decrease) in net assets resulting from operations	117,981	106,251

Shareholder distributions(1)
Distributions from net investment income	(99,484)	(64,746)
Distributions from net realized gain on investments	(13,591)	—

Net decrease in net assets resulting from shareholder distributions	(113,075)	(64,746)

Capital share transactions
Issuance of common shares(2)	283,757	544,468
Reinvestment of shareholder distributions(2)	57,735	48,357
Repurchases of common shares(2)	(10,230)	(3,250)
Offering costs	(5,350)	(3,131)

Net increase in net assets resulting from capital share transactions	325,912	586,444

Total increase in net assets	330,818	627,949
Net assets at beginning of period	2,565,721	1,676,237

Net assets at end of period	$2,896,539	$2,304,186

Accumulated undistributed (distributions in excess of) net investment income(1)	$13,246	$(9,374)

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the six months ended June 30, 2015 and 2014.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$117,981	$106,251
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(686,349)	(1,059,647)
Paid-in-kind interest	(12,556)	(6,206)
Proceeds from sales and repayments of investments	380,080	460,436
Net realized (gain) loss on investments	58,510	(4,691)
Net change in unrealized (appreciation) depreciation on investments	(68,390)	(38,718)
Accretion of discount	(3,940)	(5,941)
Amortization of deferred financing costs	1,228	824
(Increase) decrease in receivable for investments sold and repaid	44,301	(14,374)
(Increase) decrease in interest receivable	7,128	(3,818)
(Increase) decrease in prepaid expenses and other assets	(160)	(129)
Increase (decrease) in payable for investments purchased	6,829	6,310
Increase (decrease) in management fees payable	1,480	3,927
Increase (decrease) in accrued capital gains incentive fees	—	5,723
Increase (decrease) in subordinated income incentive fees payable	(5,664)	3,227
Increase (decrease) in administrative services expense payable	379	1,043
Increase (decrease) in interest payable	(937)	58
Increase (decrease) in trustees' fees payable	37	(24)
Increase (decrease) in other accrued expenses and liabilities	608	1,309

Net cash provided by (used in) operating activities	(159,435)	(544,440)

Cash flows from financing activities
Issuance of common shares	293,696	544,421
Reinvestment of shareholder distributions	57,735	48,357
Repurchases of common shares	(10,230)	(3,250)
Offering costs	(5,350)	(3,131)
Shareholder distributions	(90,303)	(75,446)
Borrowings under credit facilities(1)	5,000	85,826
Borrowings under repurchase agreement(2)	70,312	—
Repayments under credit facilities	(172,762)	(850)
Deferred financing costs paid	(1,190)	—

Net cash provided by financing activities	146,908	595,927

Total increase (decrease) in cash	(12,527)	51,487
Cash at beginning of period	225,130	91,084

Cash and foreign currency at end of period	$212,603	$142,571

Supplemental disclosure
Excise and state taxes paid	$310	$225

(1)
See Note 8 for a discussion of the Company's credit facilities. During the six months ended June 30, 2015 and 2014, the Company paid $10,072 and $7,551, respectively, in interest expense on the credit facilities.

(2)
See Note 8 for a discussion of the Company's repurchase transaction. During the six months ended June 30, 2015, the Company paid $4,361 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of June 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—34.0%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700	1.0%	11/20/20	$61,719	$58,356	$46,906
Allied Wireline Services, LLC	(g)(i)(j)	Service & Equipment	L+800	1.5%	2/28/19	103,125	101,823	102,352
Alon USA Partners, L.P.	(g)(i)(l)	Downstream	L+800	1.3%	11/26/18	7,195	7,410	7,267
Altus Power America, Inc.	(j)	Power	L+750	1.5%	10/10/21	27,655	27,655	27,932
Altus Power America, Inc.	(e)	Power	L+750	1.5%	10/10/21	56,720	56,720	57,287
AP Exhaust Acquisition, LLC	(g)	Service & Equipment	L+775	1.5%	1/16/21	14,595	14,595	14,449
BBH Operating LLC		Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	8/26/15	22,607	22,607	21,081
BBH Operating LLC	(e)	Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	8/26/15	7,393	7,393	6,894
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	29,154	25,319	28,498
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	28,807	25,017	28,159
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	52,106	51,195	44,551
Cimarron Energy Inc.	(g)	Service & Equipment	L+775	1.0%	12/15/19	25,000	25,000	24,750
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	7,340	7,071	7,384
Crestwood Holdings LLC	(g)(j)	Midstream	L+600	1.0%	6/19/19	31,405	31,545	31,170
EnergySolutions, LLC	(f)(i)	Service & Equipment	L+575	1.0%	5/29/20	20,462	20,119	20,582
EP Acquisition LLC		Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	8/26/15	514	514	482
FR Dixie Acquisition Corp.		Service & Equipment	L+475	1.0%	12/18/20	10,122	10,133	8,806
FR Utility Services LLC	(j)	Service & Equipment	L+575	1.0%	10/18/19	7,471	7,445	7,505
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	14,566	14,566	14,566
MB Precision Holdings LLC	(g)	Service & Equipment	L+725	1.3%	1/23/20	13,298	13,298	13,165
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,432	32,549	32,513
Murray Energy Corp.	(f)(j)	Upstream	L+650	1.0%	4/16/20	17,241	16,740	16,024
Panda Sherman Power, LLC	(g)(j)	Power	L+750	1.5%	9/14/18	22,757	23,102	22,558
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,975	9,782	9,626
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,809	28,176	26,419
PeroxyChem LLC	(g)(j)	Service & Equipment	L+650	1.0%	2/28/20	6,045	6,019	6,068
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	11,939	11,923	10,746
RGL Reservoir Operations Inc.	(l)	Service & Equipment	L+500	1.0%	8/13/21	9,074	8,834	5,921
Southcross Holdings Borrower LP	(i)(j)	Midstream	L+500	1.0%	8/4/21	18,857	18,773	18,378
Stallion Oilfield Holdings, Inc.	(f)(g)(i)(j)	Service & Equipment	L+675	1.3%	6/19/18	63,207	63,120	52,020
Stonewall Gas Gathering LLC	(j)	Midstream	L+775	1.0%	1/28/22	23,116	22,023	23,406
Sunnova Asset Portfolio 5 Holdings, LLC	(j)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	143,630	143,630	145,066
Sunnova Asset Portfolio 5 Holdings, LLC	(e)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	106,327	106,327	107,390

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+800	1.3%	4/30/19	$59,359	$59,359	$58,468
Total Safety U.S., Inc.		Service & Equipment	L+450	1.3%	3/13/20	4,371	4,424	3,978
United Components, Inc.	(g)	Service & Equipment	L+400	1.5%	7/26/17	4,961	4,951	4,936
Warren Resources, Inc.		Upstream	L+850	1.0%	5/22/20	122,790	122,790	122,790
Warren Resources, Inc.	(e)	Upstream	L+850	1.0%	5/22/20	16,770	16,770	16,770

Total Senior Secured Loans—First Lien							1,227,073	1,196,863
Unfunded Loan Commitments							(212,227)	(212,227)

Net Senior Secured Loans—First Lien							1,014,846	984,636

Senior Secured Loans—Second Lien—38.8%
Alison US LLC	(f)(j)(l)	Service & Equipment	L+850	1.0%	8/29/22	22,222	21,417	17,778
American Energy—Marcellus, LLC		Upstream	L+750	1.0%	8/4/21	10,000	9,868	5,533
Ameriforge Group Inc.	(f)(g)(j)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,475	30,333
Ascent Resources—Utica, LLC	(g)(j)	Upstream	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	278,108	276,736	272,546
Atlas Resource Partners, L.P.	(i)(l)	Upstream	L+900	1.0%	2/23/20	100,000	97,203	101,709
BlackBrush Oil & Gas, L.P.	(f)(i)	Upstream	L+650	1.0%	7/30/21	37,519	35,623	34,846
Brock Holdings III, Inc.	(f)(g)(j)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,798	28,828
Callon Petroleum Co.	(i)(l)	Upstream	L+750	1.0%	10/8/21	10,000	9,816	9,966
Chief Exploration & Development LLC	(i)(j)	Upstream	L+650	1.0%	5/16/21	19,576	19,499	18,539
Consolidated Precision Products Corp.	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	11,574	11,526	11,632
Drew Marine Group Inc.	(j)(l)	Service & Equipment	L+700	1.0%	5/19/21	8,000	7,984	7,920
Emerald Performance Materials, LLC	(j)	Downstream	L+675	1.0%	8/1/22	5,319	5,295	5,304
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	11.0%		5/29/19	74,186	74,186	75,670
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	10.0%		5/29/19	32,462	32,462	32,868
Fieldwood Energy LLC	(f)(i)(j)	Upstream	L+713	1.3%	9/30/20	41,047	42,029	31,625
Granite Intermediate Holdings, Inc.	(f)(j)	Power	L+725	1.0%	10/15/22	10,150	10,055	10,387
Horn Intermediate Holdings, Inc.	(g)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	49,999
Husky Injection Molding Systems Ltd.	(f)(l)	Service & Equipment	L+625	1.0%	6/30/22	3,101	3,135	3,074
Jonah Energy LLC	(i)(j)	Upstream	L+650	1.0%	5/12/21	26,185	25,839	24,974
Magnum Hunter Resources Corp.	(i)(l)	Upstream	L+750	1.0%	10/17/19	6,948	6,765	6,956
MD America Energy, LLC	(f)(g)(j)	Upstream	L+850	1.0%	8/4/19	56,500	54,236	55,061
Neff Rental LLC	(f)(j)	Service & Equipment	L+625	1.0%	6/9/21	17,989	18,018	17,888
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/19/20	15,000	14,892	14,213
P2 Upstream Acquisition Co.	(f)(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,881	30,426
Templar Energy LLC	(f)(g)(i)(j)	Upstream	L+750	1.0%	11/25/20	89,923	88,327	66,498
Total Safety U.S., Inc.	(g)(j)	Service & Equipment	L+800	1.3%	9/13/20	14,795	14,996	11,960
UTEX Industries, Inc.	(j)	Service & Equipment	L+725	1.0%	5/20/22	39,192	39,221	33,607
Vantage Energy II, LLC	(i)(j)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	84,575
Vantage Energy, LLC	(i)(j)	Upstream	L+750	1.0%	12/20/18	30,232	30,061	28,116

Total Senior Secured Loans—Second Lien							1,183,593	1,122,831

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—11.5%
American Energy—Woodford, LLC	(h)	Upstream	12.0% PIK (12.0% Max PIK)		12/30/20	$7,350	$5,223	$5,219
Comstock Resources, Inc.	(h)(n)	Upstream	10.0%		3/15/20	2,500	2,500	2,269
FourPoint Energy, LLC	(i)(j)(o)	Upstream	8.0%		12/31/20	235,125	226,018	215,139
FourPoint Energy, LLC	(e)(o)	Upstream	8.0%		12/31/20	74,250	73,879	67,939
Gastar Exploration USA, Inc.	(f)(h)(n)	Upstream	8.6%		5/15/18	26,750	26,023	25,145
Light Tower Rentals, Inc.	(i)	Service & Equipment	8.1%		8/1/19	17,500	17,292	13,825
Mirant Mid-Atlantic Trust	(f)(h)	Power	10.1%		12/30/28	33,087	36,996	36,148
SandRidge Energy, Inc.	(f)(h)(l)(n)	Upstream	8.8%		6/1/20	46,700	46,589	41,826

Total Senior Secured Bonds							434,520	407,510
Unfunded Bond Commitment							(73,879)	(73,879)

Net Senior Secured Bonds							360,641	333,631

Subordinated Debt—32.9%
Alta Mesa Holdings, LP	(h)(n)	Upstream	9.6%		10/15/18	27,451	27,396	21,549
Atlas Energy Holdings Operating Co., LLC	(f)(h)(l)(n)	Upstream	7.8%		1/15/21	28,285	25,704	21,072
Atlas Energy Holdings Operating Co., LLC	(f)(h)(l)	Upstream	9.3%		8/15/21	24,460	23,531	18,559
Bellatrix Exploration Ltd.	(f)(h)(l)	Upstream	8.5%		5/15/20	45,000	44,122	42,525
Brand Energy & Infrastructure Services, Inc.	(f)	Service & Equipment	8.5%		12/1/21	25,000	25,000	23,313
Calpine Corp.	(f)(l)	Power	5.8%		1/15/25	10,100	10,093	9,841
Canbriam Energy Inc.	(f)(h)(j)(l)	Upstream	9.8%		11/15/19	115,200	111,196	118,656
Chaparral Energy Inc.	(h)	Upstream	8.3%		9/1/21	2,000	2,050	1,525
Chaparral Energy Inc.	(h)(n)	Upstream	7.6%		11/15/22	15,225	16,203	11,502
Compressco Partners, LP	(f)(h)(l)(n)	Service & Equipment	7.3%		8/15/22	20,000	19,839	19,238
Comstock Resources, Inc.	(h)(n)	Upstream	9.5%		6/15/20	5,000	4,833	2,138
Crestwood Midstream Partners L.P.	(f)(l)	Midstream	6.1%		3/1/22	5,500	5,500	5,665
CrownRock, L.P.	(f)(h)(n)	Upstream	7.1%		4/15/21	37,500	37,500	39,141
CrownRock, L.P.	(h)	Upstream	7.8%		2/15/23	2,800	2,760	2,989
Dynegy Finance I/II Inc.	(f)(l)	Power	7.4%		11/1/22	1,950	1,950	2,044
Dynegy Finance I/II Inc.	(f)(l)	Power	6.8%		11/1/19	950	950	989
Dynegy Finance I/II Inc.	(f)(l)	Power	7.6%		11/1/24	8,680	8,709	9,168
Eclipse Resources Corp.	(f)(h)(k)(l)	Upstream	8.9%		7/15/23	27,500	26,923	26,709
Eco Services Operations LLC	(f)	Service & Equipment	8.5%		11/1/22	5,000	5,000	5,000
EV Energy Partners, L.P.	(f)(h)(l)	Upstream	8.0%		4/15/19	7,500	7,030	6,994
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20	14,250	14,250	15,221

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gardner Denver, Inc.	(f)	Service & Equipment	6.9%		8/15/21	$8,948	$9,396	$8,255
GenOn Energy, Inc.	(f)(h)(n)	Power	9.9%		10/15/20	42,698	44,834	43,072
Global Jet Capital Inc.		Service & Equipment	15.0%		1/30/25	620	620	620
Global Jet Capital Inc.		Service & Equipment	15.0%		4/30/25	4,826	4,826	4,826
Global Partners L.P.	(f)(h)(l)	Midstream	6.3%		7/15/22	68,350	68,350	66,556
The Hillman Group, Inc.	(f)	Service & Equipment	6.4%		7/15/22	5,000	5,023	4,763
Jones Energy, Inc.	(h)(n)	Upstream	6.8%		4/1/22	8,000	8,000	7,620
Jupiter Resources Inc.	(f)(h)(l)	Upstream	8.5%		10/1/22	71,125	67,097	60,190
The Kenan Advantage Group, Inc.	(f)	Service & Equipment	8.4%		12/15/18	18,000	18,398	18,788
Legacy Reserves LP	(f)(l)	Upstream	8.0%		12/1/20	16,750	16,479	14,489
Legacy Reserves LP	(f)(h)(l)	Upstream	6.6%		12/1/21	14,000	13,837	11,200
Lightstream Resources Ltd.	(h)(l)	Upstream	8.6%		2/1/20	48,745	49,087	31,800
Lonestar Resources America Inc.	(h)(n)	Upstream	8.8%		4/15/19	21,500	21,603	17,603
Martin Midstream Partners L.P.	(f)(l)	Midstream	7.3%		2/15/21	18,607	19,133	18,514
Memorial Production Partners L.P.	(h)(l)(n)	Upstream	7.6%		5/1/21	7,000	6,827	6,641
Memorial Production Partners L.P.	(h)(l)	Upstream	6.9%		8/1/22	12,500	12,295	11,406
Northern Oil and Gas, Inc.	(h)(l)	Upstream	8.0%		6/1/20	3,150	2,995	2,886
RKI Exploration & Production, LLC	(f)(h)(n)	Upstream	8.5%		8/1/21	58,704	58,655	58,410
Samson Investment Co.	(h)(n)(q)(x)	Upstream	9.8%		2/15/20	56,300	52,982	2,956
SandRidge Energy, Inc.	(h)(l)(n)	Upstream	8.8%		1/15/20	20,395	18,828	11,166
Swift Energy Co.	(h)(n)	Upstream	7.9%		3/1/22	20,000	20,043	8,003
Talos Production LLC	(f)(h)(n)	Upstream	9.8%		2/15/18	43,250	43,263	38,168
Teine Energy Ltd.	(h)(l)	Upstream	6.9%		9/30/22	12,900	12,807	12,561
Tenrgys, LLC	(i)(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	74,625
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	14,300	14,384	14,300

Total Subordinated Debt							1,085,301	953,256

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.8%(m)
Abaco Energy Technologies LLC, Common Equity	(q)	Service & Equipment	6,944,444	$6,944	$3,819
Allied Downhole Technologies, LLC, Common Equity	(p)(q)	Service & Equipment	6,600,000	6,600	8,250
Allied Downhole Technologies, LLC, Warrants	(p)(q)	Service & Equipment	5,344,680	1,865	2,993
Altus Power America Holdings, LLC, Preferred Equity	(q)	Power	9,218,478	9,218	16,132
AP Exhaust Holdings, LLC, Common Equity	(p)(q)	Service & Equipment	811	811	709
Ascent Resources Utica Holdings, LLC, Common Equity	(q)(r)	Upstream	15,657,194	14,900	12,526
BBH Operating LLC, Common Equity	(q)(s)	Upstream	1,000	1,000	507
BL Sand Hills Unit, L.P., Net Profits Interest	(q)(t)	Upstream	N/A	3,591	4,363
BL Sand Hills Unit, L.P. Overriding Royalty Interest	(t)	Upstream	N/A	513	353
Cimarron Energy Holdco Inc., Common Equity	(q)	Service & Equipment	2,500,000	2,500	2,000
Extraction Oil & Gas Holdings, LLC, Common Equity	(p)(q)	Upstream	4,191,800	11,250	12,575
Fortune Creek Co-Invest I L.P., LP Interest	(l)(u)	Midstream	N/A	16,703	14,206
FourPoint Energy, LLC, Common Equity, Class C Units	(o)(p)(q)	Upstream	66,000	66,000	81,840
FourPoint Energy, LLC, Common Equity, Class D Units	(o)(p)(q)	Upstream	12,374	8,176	15,529
Global Jet Capital Holdings, LP, Preferred Equity	(q)	Service & Equipment	2,333,842	2,334	2,334
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(q)	Service & Equipment	371,901	372	632
MB Precision Investment Holdings LLC, Common Equity, Class A-2 Units	(q)	Service & Equipment	490,213	490	466
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	25,475	29,303
Plains Offshore Operations Inc., Warrants	(f)(q)	Upstream	427,005	689	1,196
Summit Midstream Partners, LLC, Preferred Equity		Midstream	39,163	39,163	38,967
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(q)(v)	Service & Equipment	3,750,000	6,029	4,718
Synergy Offshore LLC, Preferred Equity	(w)	Upstream	50,000	58,301	60,050

Total Equity/Other				282,924	313,468

TOTAL INVESTMENTS—128.0%				$3,927,305	3,707,822

LIABILITIES IN EXCESS OF OTHER ASSETS—(28.0%)					(811,283)

NET ASSETS—100.0%					$2,896,539

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2015
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2015, the three-month London Interbank Offered Rate was 0.28% and the U.S. Prime Lending Rate was 3.25%.
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
(h)
Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Berwyn Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8).
(i)
Security or portion thereof held within Wayne Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Securities, LLC (see Note 8).
(j)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the repurchase transaction with Goldman Sachs Bank USA (see Note 8).
(k)
Position or portion thereof unsettled as of June 30, 2015.
(l)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of June 30, 2015, 81.1% of the Company's total assets represented qualifying assets.
(m)
Listed investments may be treated as debt for GAAP or tax purposes.
(n)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of June 30, 2015, the fair value of securities rehypothecated by BNP was $111,412.
(o)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns 25% or more of the portfolio company's voting securities or it has the power to exercise control over the management or policies of a portfolio company. As of June 30, 2015, the Company held investments in a portfolio company of which it is deemed to be an "affiliated person" but is not deemed to "control." The following table presents certain information with respect to such portfolio company for the six months ended June 30, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Bonds
FourPoint Energy, LLC	—	—	$9,744	—	—	$10,281
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C Units	—	—	—	—	—	$(2,310)
FourPoint Energy, LLC, Common Equity, Class D Units	—	—	—	—	—	$(372)
(p)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(q)
Security is non-income producing.
(r)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(s)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(t)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(u)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2015.
(v)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2015.
(w)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of the Company.
(x)
Security was on non-accrual status as of June 30, 2015.

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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2014
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Bonds—11.1%
FourPoint Energy, LLC	(j)(k)(p)	Upstream	8.0%		12/31/20		$222,750	$213,158	$196,020
FourPoint Energy, LLC	(e)(p)	Upstream	8.0%		12/31/20		86,625	86,192	76,230
Gastar Exploration USA, Inc.	(i)	Upstream	8.6%		5/15/18		22,000	21,548	18,855
Globe Luxembourg SCA	(f)(m)	Service & Equipment	9.6%		5/1/18		10,000	9,706	7,748
Light Tower Rentals, Inc.	(j)	Service & Equipment	8.1%		8/1/19		17,500	17,273	14,000
Mirant Mid-Atlantic Trust	(f)(i)	Power	10.1%		12/30/28		33,087	37,072	34,990
Permian Tank & Manufacturing, Inc.	(g)	Service & Equipment	10.5%		1/15/18		3,499	3,562	2,712
Prince Mineral Holding Corp.	(i)(o)	Service & Equipment	11.5%		12/15/19		15,345	16,748	15,671
Ryerson Inc.	(f)(g)	Service & Equipment	9.0%		10/15/17		2,300	2,362	2,371
Tervita Corp.	(i)(m)	Service & Equipment	8.0%		11/15/18		3,500	3,534	3,080

Total Senior Secured Bonds								411,155	371,677
Unfunded Bond Commitments								(86,192)	(86,192)

Net Senior Secured Bonds								324,963	285,485

Subordinated Debt—36.6%
Alta Mesa Holdings, L.P.	(f)(i)	Upstream	9.6%		10/15/18		34,951	34,870	29,637
American Energy—Woodford, LLC	(i)	Upstream	9.0%		9/15/22		10,500	10,078	6,602
Atlas Energy Holdings Operating Co., LLC	(f)(i)(m)	Upstream	7.8%		1/15/21		21,450	20,713	15,551
Atlas Energy Holdings Operating Co., LLC	(f)(i)(m)	Upstream	9.3%		8/15/21		19,763	20,040	15,193
Brand Energy & Infrastructure Services, Inc.	(f)(i)(o)	Service & Equipment	8.5%		12/1/21		25,000	25,000	22,625
BWAY Holding Co.	(f)	Service & Equipment	9.1%		8/15/21		3,100	3,080	3,116
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25		7,100	7,100	7,224
Canbriam Energy Inc.	(f)(i)(m)	Upstream	9.8%		11/15/19		88,200	82,990	83,349
Chaparral Energy Inc.	(f)	Upstream	8.3%		9/1/21		2,000	2,053	1,319
Chaparral Energy Inc.	(f)(g)	Upstream	7.6%		11/15/22		15,225	16,254	10,011
CHC Helicopter S.A.	(f)(i)(m)(o)	Service & Equipment	9.4%		6/1/21		8,125	8,276	7,698
Clayton Williams Energy, Inc.	(i)(m)	Upstream	7.8%		4/1/19		9,300	9,288	7,797
Compressco Partners, LP	(f)(i)(m)	Service & Equipment	7.3%		8/15/22		20,000	19,830	17,338
Comstock Resources, Inc.	(f)(m)	Upstream	9.5%		6/15/20		5,000	4,821	3,375
Crestwood Midstream Partners L.P.	(i)(m)	Midstream	6.1%		3/1/22		5,500	5,500	5,207
Crew Energy Inc.	(i)(m)(v)	Upstream	8.4%		10/21/20	C$	10,343	11,502	10,085
CrownRock, L.P.	(f)(i)	Upstream	7.1%		4/15/21		$37,500	37,500	35,257
Dynegy Finance I/II Inc.	(f)(m)	Power	7.4%		11/1/22		1,950	1,950	1,999
Dynegy Finance I/II Inc.	(f)(m)	Power	6.8%		11/1/19		950	950	969
Dynegy Finance I/II Inc.	(f)(m)	Power	7.6%		11/1/24		8,680	8,710	8,886
Eco Services Operations LLC	(f)	Service & Equipment	8.5%		11/1/22		5,000	5,000	5,075
Energy XXI Gulf Coast, Inc.	(i)(m)(o)	Upstream	7.5%		12/15/21		4,000	3,983	2,200
Energy XXI Gulf Coast, Inc.	(i)(m)	Upstream	9.3%		12/5/17		5,000	5,145	3,325
Era Group Inc.	(f)(m)	Service & Equipment	7.8%		12/15/22		7,750	7,638	8,060
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20		14,250	14,250	14,468

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2015, the Company had six wholly-owned financing subsidiaries and six wholly-owned subsidiaries through which it holds interests in certain non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company's annual report on Form 10-K. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Capital Gains Incentive Fee:    The Company entered into an investment advisory and administrative services agreement with FS Advisor, dated as of April 28, 2011, which was amended on August 10, 2012, and which, as amended, is referred to herein as the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor as if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to shareholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

2015. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	32,435,087	$311,304	55,660,059	$599,756
Reinvestment of Distributions	6,612,504	57,735	4,940,721	48,357

Total Gross Proceeds	39,047,591	369,039	60,600,780	648,113
Commissions and Dealer Manager Fees	—	(27,547)	—	(55,288)

Net Proceeds to Company	39,047,591	341,492	60,600,780	592,825
Share Repurchase Program	(1,167,150)	(10,230)	(332,904)	(3,250)

Net Proceeds from Share Transactions	37,880,441	$331,262	60,267,876	$589,575

Status of Continuous Public Offering

        Since commencing its continuous public offering and through July 28, 2015, the Company has sold 345,437,469 common shares (as adjusted for share distributions) for gross proceeds of $3,570,031, including common shares issued under its distribution reinvestment plan. As of July 28, 2015, the Company had raised total gross proceeds of $3,590,235, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the six months ended June 30, 2015 and 2014, the Company sold 39,047,591 and 60,600,780 common shares for gross proceeds of $369,039 and $648,113, respectively, at an average price per share of $9.45 and $10.69, respectively. The gross proceeds received during the six months ended June 30, 2015 and 2014 include reinvested shareholder distributions of $57,735 and $48,357, respectively, for which the Company issued 6,612,504 and 4,940,721 common shares, respectively. During the period from July 1, 2015 to July 28, 2015, the Company sold 7,837,213 common shares for gross proceeds of $74,256 at an average price per share of $9.47.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $27,547 and $55,288 for the six months ended June 30, 2015 and 2014, respectively.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.72	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.81	$1,557
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.82	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.73	$6,258

        On July 1, 2015, the Company repurchased 955,664 common shares (representing 100% of common shares tendered for repurchase) at $8.82 per share for aggregate consideration totaling $8,429.

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

        The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to shareholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company's sponsor and an affiliate of FS Advisor, providing administrative services to the Company on behalf of FS Advisor. The amount of the reimbursement payable to FS Advisor is the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FS Advisor. The Company's board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$19,392	$14,678	$38,137	$27,545
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$3,015	—	$8,580
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$6,478	$10,013	$9,357	$14,623
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$761	$1,008	$2,261	$1,943
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$1,409	$2,032	$3,033	$2,936
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$2,129	$5,608	$5,346	$10,646

(1)
During the six months ended June 30, 2015 and 2014, $36,657 and $23,618, respectively, in base management fees were paid to FS Advisor. As of June 30, 2015, $19,392 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2015, the Company did not accrue any capital gains incentive fees. During the six months ended June 30, 2014, the Company accrued capital gains incentive fees of $8,580, of which $7,559 was based on unrealized gains and $1,021 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FS Advisor during the six months ended June 30, 2015. The Company paid FS Advisor $2,857 in capital gains incentive fees during the six months ended June 30, 2014. As of June 30, 2015, the Company did not have any accrued capital gains incentive fees.

(3)
During the six months ended June 30, 2015 and 2014, $15,021 and $11,396, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2015, a subordinated incentive fee on income of $6,478 was payable to FS Advisor.

(4)
During the six months ended June 30, 2015 and 2014, $2,124 and $1,794, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $1,882 and $900 in administrative services expenses to FS Advisor during the six months ended June 30, 2015 and 2014, respectively.

(5)
During the six months ended June 30, 2015 and 2014, the Company incurred offering costs of $5,350 and $3,131, respectively, of which $3,033 and $2,936, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of July 28, 2015, the Company has issued an aggregate of 4,275,560 common shares (as adjusted for share distributions) for aggregate gross proceeds of $38,534 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company quarterly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of the Company's net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company's net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from Franklin Square Holdings. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        As of June 30, 2015, the Company had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the six months ended June 30, 2015 and 2014, FS Benefit Trust purchased $104 and $49, respectively, of the Company's common shares at a purchase price equal to 90% of the public offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On May 13, 2015 and August 5, 2015, the Company's board of trustees declared regular weekly cash distributions for July 2015 through September 2015 and October 2015 through December 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        No portion of the distributions paid during the six months ended June 30, 2015 or 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the six months ended June 30, 2015, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	99,484	88%	64,746	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	13,591	12%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$113,075	100%	$64,746	100%

(1)
During the six months ended June 30, 2015 and 2014, 91.2% and 90.6%, respectively, of the Company's gross investment income was attributable to cash income earned, 1.7% and 4.6% respectively, was attributable to non-cash accretion of discount and 7.1% and 4.8%, respectively, was attributable to paid-in-kind, or PIK, interest.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The Company's net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $110,999 and $66,634, respectively. As of June 30, 2015, the Company had $11,515 of undistributed ordinary income and $63,417 of net realized losses on a tax basis. As of December 31, 2014, the Company had $13,591 of undistributed ordinary income and net realized gains on a tax basis, all of which was distributed during the six months ended June 30, 2015.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of revenue and expense items incurred at certain consolidated subsidiaries that are subject to U.S. federal and state income tax, and, with respect to the six months ended June 30, 2014, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains were payable by the Company.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
GAAP-basis net investment income	$108,389	$63,318
Income on limited partnership interest	(610)	(938)
Reversal of incentive fee accrual on unrealized gains	—	7,559
Reclassification of unamortized original issue discount and prepayment fees	(1,109)	(3,733)
Other miscellaneous differences	4,329	428

Tax-basis net investment income	$110,999	$66,634

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of June 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income	$11,515	$—
Distributable capital gains (accumulated capital losses)	(63,417)	13,591
Deferral of late year capital losses	—	(6,094)
Distribution receivable on limited partnership interest	673	57
Unamortized organization costs	(256)	(268)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	(215,067)	(283,310)

Total	$(266,552)	$(276,024)

(1)
As of June 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $78,290 and $50,887, respectively. As of June 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $293,357 and $334,197, respectively.

        The aggregate cost of the Company's investments for U.S. federal income tax purposes totaled $3,922,759 and $3,658,498 as of June 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(215,067) and $(283,310) as of June 30, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,014,846	$984,636	27%	$881,945	$854,825	25%
Senior Secured Loans—Second Lien	1,183,593	1,122,831	30%	1,059,981	989,972	29%
Senior Secured Bonds	360,641	333,631	9%	324,963	285,485	9%
Subordinated Debt	1,085,301	953,256	26%	1,124,512	940,313	28%
Equity/Other	282,924	313,468	8%	271,649	304,582	9%

Total	$3,927,305	$3,707,822	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        As of June 30, 2015, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and two equity/other investments, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2015, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, the Company had five senior secured loan investments with aggregate unfunded commitments of $212,227, one senior secured bond investment with an unfunded commitment of $73,879 and three equity/other investments with aggregate unfunded commitments of $22,428. As of June 30, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. As of December 31, 2014, the Company had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,241,204	60%	$1,815,456	54%
Midstream	231,075	6%	233,836	7%
Downstream	19,955	1%	12,494	0%
Power	393,525	11%	326,773	10%
Service & Equipment	822,063	22%	986,618	29%

Total	$3,707,822	100%	$3,375,177	100%

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

        As of June 30, 2015 and December 31, 2014, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,707,822	3,375,177

Total	$3,707,822	$3,375,177

        The Company's investments as of June 30, 2015 consisted primarily of debt investments that were purchased on a private over-the-counter market for institutional investors or acquired directly from the issuer. Eighteen senior secured loan investments, one senior secured bond investment and three subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where the Company's board of trustees otherwise determines that the use of such methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The valuation committee of the Company's board of trustees, or the valuation committee, and the board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation policy.

        The following is a reconciliation for the six months ended June 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2015
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$854,825	$989,972	$285,485	$940,313	$304,582	$3,375,177
Accretion of discount (amortization of premium)	1,454	820	512	569	585	3,940
Net realized gain (loss)	(13,350)	15	(5,157)	(40,018)	—	(58,510)
Net change in unrealized appreciation (depreciation)	(3,090)	9,247	12,468	52,154	(2,389)	68,390
Purchases	285,287	173,182	75,413	146,523	5,944	686,349
Paid-in-kind interest	4,934	2,876	—	—	4,746	12,556
Sales and redemptions	(145,424)	(53,281)	(35,090)	(146,285)	—	(380,080)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$984,636	$1,122,831	$333,631	$953,256	$313,468	$3,707,822

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,277)	$8,375	$9,153	$182	$(2,389)	$10,044

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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at June 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$577,872	Market Comparables	Market Yield (%)	8.5% - 13.5%	10.3%
	406,764	Market Quotes	Indicative Dealer Quotes	62.1% - 101.8%	91.5%
Senior Secured Loans— Second Lien	617,367	Market Comparables	Market Yield (%)	8.5% - 14.0%	11.5%
	505,464	Market Quotes	Indicative Dealer Quotes	53.7% - 102.8%	89.3%
Senior Secured Bonds	209,199	Market Comparables	Market Yield (%)	9.8% - 10.3%	10.0%
	124,432	Market Quotes	Indicative Dealer Quotes	70.0% - 109.8%	94.2%
Subordinated Debt	74,625	Market Comparables	Market Yield (%)	11.5% - 12.0%	11.8%
	873,185	Market Quotes	Indicative Dealer Quotes	4.3% - 107.0%	92.4%
	5,446	Other(2)	Other(2)	N/A	N/A
Equity/Other	311,134	Market Comparables	Market Yield (%)	11.0% - 15.8%	13.1%
			EBITDA Multiples (x)	6.8x - 11.5x	9.8x
			Production Multiples (Mmb/d)	$62,500.0 - $165,000.0	$66,016.8
			Proved Reserves Multiples (Mmboe)	$7.0 - $14.5	$9.3
			PV-10 Multiples (x)	0.4x - 2.1x	1.2x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	11.0% - 29.0%	16.2%
		Option Valuation Model	Volatility (%)	45.0% - 55.0%	54.3%
	2,334	Other(2)	Other(2)	N/A	N/A

Total	$3,707,822

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$356,089	Market Comparables	Market Yield (%)	8.5% - 12.3%	10.2%
	498,736	Market Quotes	Indicative Dealer Quotes	78.8% - 102.3%	93.9%
Senior Secured Loans— Second Lien	449,771	Market Comparables	Market Yield (%)	8.5% - 12.0%	10.6%
	540,201	Market Quotes	Indicative Dealer Quotes	71.6% - 101.6%	89.6%
Senior Secured Bonds	186,058	Market Comparables	Market Yield (%)	10.5% - 11.0%	10.8%
	99,427	Market Quotes	Indicative Dealer Quotes	76.5% - 106.3%	94.2%
Subordinated Debt	74,250	Market Comparables	Market Yield (%)	11.5% - 12.0%	11.8%
	865,750	Market Quotes	Indicative Dealer Quotes	41.5% - 110.5%	84.9%
	313	Other	Other	N/A	N/A
Equity/Other	304,582	Market Comparables	Market Yield (%)	11.0% - 15.8%	13.1%
			EBITDA Multiples (x)	4.5x - 10.5x	8.9x
			Production Multiples (Mmb/d)	$37,500.0 - $174,000.0	$47,173.9
			Proved Reserves Multiples (Mmboe)	$6.5 - $27.2	$7.2
			PV-10 Multiples (x)	0.3x - 1.8x	1.2x
		Discounted Cash Flow	Discount Rate (%)	11.5% - 30.3%	16.0%
		Option Valuation Model	Volatility (%)	45.0% - 52.5%	51.6%

Total	$3,375,177

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

Note 8. Financing Arrangements

        The following table presents a summary of information with respect to the Company's outstanding financing arrangements as of June 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$223,000	$77,000	March 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Goldman Facility	Repurchase	L+2.75%	$259,425	$65,575	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$105,538	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$125,000	$75,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $992,335 and 2.72%, respectively. As of June 30, 2015, the Company's weighted average effective interest rate on borrowings was 2.33%.

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

        As of June 30, 2015 and December 31, 2014, $223,000 was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of June 30, 2015, all of the deferred financing costs had been amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$777	$398	$1,536	$645
Non-usage fees	107	115	213	287
Amortization of deferred financing costs	26	99	76	199

Total interest expense	$910	$612	$1,825	$1,131

        For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$2,070	$806
Average borrowings under the facility	$223,000	$96,326
Effective interest rate on borrowings	1.38%	1.33%
Weighted average interest rate (including the effect of non-usage fees)	1.57%	1.93%

(1)
Interest under the BNP facility is paid monthly in arrears and commenced on January 2, 2014.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the six months ended June 30, 2015, Berwyn Funding received a fee of $1 from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of June 30, 2015, the fair value of those securities rehypothecated by BNP was $111,412.

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

        As of June 30, 2015, no amounts remained outstanding under the Citibank credit facility. As of December 31, 2014, $128,300 was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of June 30, 2015, all of the deferred financing costs had been amortized to interest expense.

        For the three months ended June 30, 2014 and the six months ended June 30, 2015 and 2014, the components of total interest expense for the Citibank credit facility were as follows:

		Six Months Ended June 30,
	Three Months Ended June 30, 2014
		2015	2014
Direct interest expense	$1,208	$471	$2,386
Non-usage fees	—	—	1
Amortization of deferred financing costs	82	130	163

Total interest expense	$1,290	$601	$2,550

        For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$1,011	$2,401
Average borrowings under the facility(2)	$70,020	$174,462
Effective interest rate on borrowings	—	2.74%
Weighted average interest rate (including the effect of non-usage fees)	2.99%	2.74%

(1)
Interest under the Citibank credit facility was paid quarterly in arrears.

(2)
Average borrowings for the six months ended June 30, 2015 were calculated for the period from January 1, 2015 to the date on which the Company repaid and terminated the facility.

        Borrowings of EP Funding were considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto, which provided for borrowings in an aggregate amount of up to $50,000. On May 30, 2012, August 28, 2012 and October 18, 2012, FSEP Funding and Deutsche Bank entered

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

into separate amendments to the Deutsche Bank credit facility which increased the aggregate borrowings available under the facility to $100,000, $175,000 and $240,000, respectively. On June 24, 2013, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which extended the maturity date of the facility to June 24, 2014 and consolidated the existing four tranches of commitments under the facility into a single tranche of commitments with an aggregate principal amount of $240,000. On June 11, 2014, FSEP Funding and Deutsche Bank entered into an additional amendment to the Deutsche Bank credit facility which, among other things, extended the scheduled maturity date from June 24, 2014 to June 11, 2015 and increased the maximum commitments under the facility from $240,000 to $340,000 through the addition of a $100,000 tranche of revolving loan commitments from State Street. On June 11, 2015, FSEP Funding and Deutsche Bank entered into a further amendment to the Deutsche Bank credit facility that extended the maturity date from June 11, 2015 to June 11, 2016.

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

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 1.80% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2016.

        As of June 30, 2015 and December 31, 2014, $280,000 was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,340 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $1,125 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$1,477	$1,225	$2,888	$2,444
Non-usage fees	113	42	226	42
Amortization of deferred financing costs	230	186	440	334

Total interest expense	$1,820	$1,453	$3,554	$2,820

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$3,096	$2,463
Average borrowings under the facility	$280,000	$240,000
Effective interest rate on borrowings	2.08%	2.02%
Weighted average interest rate (including the effect of non-usage fees)	2.22%	2.07%

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

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of June 30, 2015, the fair value of assets held by Gladwyne Funding was $649,953, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of June 30, 2015, Strafford Funding had purchased $461,200 of Notes and intends to purchase from time to time the remaining Notes, in each case, from Gladwyne Funding at a purchase price equal to their par value. Strafford Funding purchased $125,000 of Notes during the six months ended June 30, 2015.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of June 30, 2015, Goldman had purchased Notes in the principal amount of $461,200 from Strafford Funding pursuant to the Goldman facility for $259,425. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $577,750. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $325,000. Strafford Funding intends to enter into additional repurchase transactions under the Goldman facility with respect to the entire $116,550 principal amount of Notes not previously purchased by Strafford Funding and sold to Goldman.

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2017. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Through March 15, 2015, financing fees accrued on the greater of $225,000 or the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees accrue on $325,000 (even if the aggregate purchase price paid for Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility.

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

        As of June 30, 2015, Notes in an aggregate principal amount of $461,200 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $259,425. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of June 30, 2015, Strafford Funding's liability under the Goldman facility was $259,425, plus $439 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements. As of June 30, 2015, the fair value of assets held by Gladwyne Funding was $649,953.

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $284 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and six months ended June 30, 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$2,488	$4,355
Amortization of deferred financing costs	32	64

Total interest expense	$2,520	$4,419

        For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	$4,361
Average borrowings under the facility	$197,659
Effective interest rate on borrowings	3.04%
Weighted average interest rate	4.41%

(1)
Interest under the Goldman facility is payable quarterly in arrears.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the six months ended June 30, 2015, the Company repaid $44,462 of outstanding borrowings under the facility.

        The Company contributed cash and debt securities to Energy Funding from time to time prior to the commencement of the amortization period under the facility, subject to certain restrictions set forth in the Natixis credit facility. The Company continues to retain a residual interest in any assets contributed through its ownership of Energy Funding or it received fair market value for any debt securities sold to Energy Funding. Energy Funding was also permitted to purchase additional debt securities from various sources prior to the commencement of the amortization period under the facility. Energy Funding has appointed the Company to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in Energy Funding.

        Prior to March 2014, borrowings under the Natixis credit facility accrued interest at a rate equal to three-month LIBOR plus 2.40% per annum. In March 2014, borrowings under the Natixis credit facility

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

began to accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum. Borrowings under the facility were subject to compliance with, among other things, an overcollateralization ratio test with respect to the current value of Energy Funding's portfolio, an interest coverage ratio test with respect to the payments due under the facility and eligibility criteria with respect to the initial acquisition of each debt security in Energy Funding's portfolio.

        Prior to the commencement of the amortization period, Energy Funding was subject to a non-usage fee of 1.00% per annum to the extent that the aggregate principal amount available under the Natixis credit facility had not been borrowed. Any amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of June 30, 2015 and December 31, 2014, $105,538 and $150,000, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $1,911 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$815	$676	$1,761	$1,804
Amortization of deferred financing costs	195	65	257	128

Total interest expense	$1,010	$741	$2,018	$1,932

        For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$1,885	$1,881
Average borrowings under the facility	$136,835	$150,000
Effective interest rate on borrowings	2.56%	2.51%
Weighted average interest rate	2.57%	2.57%

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

        As of June 30, 2015 and December 31, 2014, $125,000 and $120,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $2,217 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2015, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$921	$1,854
Non-usage fees	95	192
Amortization of deferred financing costs	132	261

Total interest expense	$1,148	$2,307

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	$2,010
Average borrowings under the facility	$123,536
Effective interest rate on borrowings	2.92%
Weighted average interest rate (including the effect of non-usage fees)	3.31%

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

        The Company is not currently subject to any material legal proceedings and, to the Company's knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company's rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

        See Note 6 for a discussion of the Company's unfunded commitments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$8.57	$9.66
Results of operations(2)
Net investment income (loss)	0.34	0.74
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.03	(1.46)

Net increase (decrease) in net assets resulting from operations	0.37	(0.72)

Shareholder distributions(3)
Distributions from net investment income	(0.31)	(0.62)
Distributions from net realized gain on investments	(0.04)	(0.07)

Net decrease in net assets resulting from shareholder distributions	(0.35)	(0.69)

Capital share transactions
Issuance of common shares(4)	0.02	0.35
Repurchases of common shares(5)	—	—
Offering costs(2)	(0.02)	(0.03)

Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.32

Net asset value, end of period	$8.59	$8.57

Shares outstanding, end of period	337,274,812	299,394,371

Total return(6)	4.32%	(4.14)%

Ratio/Supplemental Data:
Net assets, end of period	$2,896,539	$2,565,721

Ratio of net investment income to average net assets(7)	3.95%	7.71%
Ratio of total expenses to average net assets(7)	2.53%	5.07%
Portfolio turnover(8)	10.90%	35.55%
Total amount of senior securities outstanding, exclusive of treasury securities	$992,963	$1,090,413
Asset coverage per unit(9)	3.92	3.35

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (Continued)

(6)
The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the returns shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and do not represent an actual return to shareholders.

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2015 are not annualized. The following is a schedule of supplemental ratios for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	—	(0.48)%
Ratio of subordinated income incentive fees to average net assets	0.34%	1.41%
Ratio of interest expense to average net assets	0.54%	0.84%
Ratio of income and excise taxes to average net assets	0.01%	0.04%
(8)
Portfolio turnover for the six months ended June 30, 2015 is not annualized.

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

        Our investment objective is to generate current income and long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

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

        Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us quarterly for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to our shareholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to our common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to our common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. We are not obligated to pay interest on the payments we receive from Franklin Square Holdings. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

        As of June 30, 2015, we had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2015 and for the Year Ended December 31, 2014

        During the six months ended June 30, 2015, we made investments in portfolio companies totaling $686,349. During the same period, we sold investments for proceeds of $286,998 and received principal repayments of $93,082. As of June 30, 2015, our investment portfolio, with a total fair value of $3,707,822 (27% in first lien senior secured loans, 30% in second lien senior secured loans, 9% in senior secured bonds, 26% in subordinated debt and 8% in equity/other), consisted of interests in 105 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $270.4 million. As of June 30, 2015, the investments in our portfolio were purchased at a weighted average price of 98.7% of par or stated value, as applicable, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 9.0% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of June 30, 2015 and our public offering price of $9.80 per share as of such date, the annualized distribution rate to shareholders as of June 30, 2015 was 7.23%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

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

        Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Item 1A. Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2015:

Net Investment Activity	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Purchases	$474,720	$686,349
Sales and Redemptions	(185,550)	(380,080)

Net Portfolio Activity	$289,170	$306,269

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$202,029	43%	$285,287	42%
Senior Secured Loans—Second Lien	67,892	14%	173,182	25%
Senior Secured Bonds	68,522	14%	75,413	11%
Subordinated Debt	132,561	28%	146,523	21%
Equity/Other	3,716	1%	5,944	1%

Total	$474,720	100%	$686,349	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,014,846	$984,636	27%	$881,945	$854,825	25%
Senior Secured Loans—Second Lien	1,183,593	1,122,831	30%	1,059,981	989,972	29%
Senior Secured Bonds	360,641	333,631	9%	324,963	285,485	9%
Subordinated Debt	1,085,301	953,256	26%	1,124,512	940,313	28%
Equity/Other	282,924	313,468	8%	271,649	304,582	9%

Total	$3,927,305	$3,707,822	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Number of Portfolio Companies	105	125
% Variable Rate (based on fair value)	52.0%	51.8%
% Fixed Rate (based on fair value)	39.6%	39.2%
% Income Producing Equity/Other Investments (based on fair value)	3.8%	4.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	4.6%	5.0%
Average Annual EBITDA of Portfolio Companies	$270,386	$233,303
Weighted Average Purchase Price of Investments (as a % of par or stated value)	98.7%	99.1%
% of Investments on Non-Accrual (based on fair value)	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.0%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.4%	9.1%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2015:

Net Direct Originations	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Total Commitments (including Unfunded Commitments)	$261,359	$361,609
Exited Investments (including partial paydowns)	(9,898)	(11,745)

Net Direct Originations	$251,461	$349,864

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$184,863	71%	$184,863	51%
Senior Secured Loans—Second Lien	69,289	26%	169,289	47%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	5,045	2%	5,123	1%
Equity/Other	2,162	1%	2,334	1%

Total	$261,359	100%	$361,609	100%

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Average New Direct Origination Commitment Amount	$52,272	$51,658
Weighted Average Maturity for New Direct Originations	6/12/20	5/12/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	11.2%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.4%	11.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.5%	9.5%

        The following table presents certain selected information regarding our direct originations as of June 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations held in Portfolio	June 30, 2015	December 31, 2014
Number of Portfolio Companies	24	22
Average Annual EBITDA of Portfolio Companies	$53,001	$29,450
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	3.9x	4.0x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.7%	10.1%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,797,977	49%	$1,371,063	41%
Opportunistic	898,724	24%	892,154	26%
Broadly Syndicated/Other	1,011,121	27%	1,111,960	33%

Total	$3,707,822	100%	$3,375,177	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,241,204	60%	$1,815,456	54%
Midstream	231,075	6%	233,836	7%
Downstream	19,955	1%	12,494	0%
Power	393,525	11%	326,773	10%
Service & Equipment	822,063	22%	986,618	29%

Total	$3,707,822	100%	$3,375,177	100%

        As of June 30, 2015, except for FourPoint Energy, LLC, in which we held a senior secured bond and two equity/other investments, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2015, we did not "control" any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, we had five senior secured loan investments with aggregate unfunded commitments of $212,227, one senior secured bond investment with an unfunded commitment of $73,879 and three equity/other investments with aggregate unfunded commitments of $22,428. As of June 30, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. As of December 31, 2014, we had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$178,868	5%	$119,174	4%
2	2,664,511	72%	2,630,119	78%
3	793,910	21%	586,116	17%
4	67,577	2%	39,768	1%
5	2,956	0%	—	—

Total	$3,707.822	100%	$3,375,177	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues

        We generated investment income of $92,410 and $72,007 for the three months ended June 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $86,585 and $64,206 of cash income earned as well as $5,825 and $7,801 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended June 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the three months ended June 30, 2015 and 2014, we generated $9,127 and $10,255 of fee income, which represented 9.9% and 14.2%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $36,746 and $34,977 for the three months ended June 30, 2015 and 2014, respectively. Our expenses include base management fees attributed to FS Advisor of $19,392 and $14,678 for the three months ended June 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $761 and $1,008 for the three months ended June 30, 2015 and 2014, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2015 and 2014, we accrued subordinated incentive fees on income of $6,478 and $10,013, respectively, based on the performance of our portfolio. During the three months ended June 30, 2015, we did not accrue any capital gains incentive fees. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $3,015 based on the performance of our portfolio.

        We recorded interest expense of $7,408 and $4,096 for the three months ended June 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended June 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $361 and $288, respectively, and fees and expenses incurred with our share transfer agent totaled $638 and $660, respectively. Fees for our board of trustees were $265 and $135 for the three months ended June 30, 2015 and 2014, respectively.

        Our other general and administrative expenses totaled $1,374 and $1,033 for the three months ended June 30, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended June 30,
	2015	2014
Expenses associated with our independent audit and related fees	$236	$111
Compensation of our chief compliance officer(1)	—	40
Legal fees	121	225
Printing fees	520	52
Insurance expense	78	57
Other	419	548

Total	$1,374	$1,033

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the three months ended June 30, 2015 and 2014, the ratio of our total expenses to our average net assets was 1.28% and 1.64%, respectively. During the three months ended June 30, 2015 and 2014, our ratio of total expenses to average net assets included $7,408 and $4,096, respectively, related to interest expense, $6,478 and $13,028, respectively, related to accruals for incentive fees and $69 and $51, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 0.80% and 0.83% for the three months ended June 30, 2015 and 2014, respectively. Incentive fees, interest expense and income taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $55,664 ($0.17 per share) and $37,030 ($0.17 per share) for the three months ended June 30, 2015 and 2014, respectively. The increase in net investment income for the three months ended June 30, 2015 can be attributed primarily to the growth of our portfolio and a reduction of accruals for incentive fees. However, our net investment income on a per share basis remained unchanged due in part to the fact that decreases in our investment income on a per share basis were largely offset by decreases in incentive fees on a per share basis.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $159,662 and $25,888, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $40,553. We realized a net gain of $91 from settlements on foreign currency during the three months ended June 30, 2015. We sold investments and received principal repayments of $109,225 and $247,228, respectively, during the three months ended June 30, 2014, from which we realized a net gain of $2,411. We realized a net gain of $31 from settlements on foreign currency during the three months ended June 30, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended June 30, 2015 and 2014, the net change in unrealized appreciation (depreciation) on investments totaled $49,804 and $12,697, respectively, and the net change in unrealized gain (loss) on foreign currency was $(13) and $(50), respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2015 was primarily driven by a general tightening of credit spreads in Energy markets. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2014 was primarily driven by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended June 30, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $64,993 ($0.20 per share) and $52,119 ($0.24 per share), respectively.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues

        We generated investment income of $177,997 and $128,563 for the six months ended June 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $162,436 and $116,416 of cash income earned as well as $15,561 and $12,147 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the six months ended June 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the six months ended June 30, 2015 and 2014, we generated $13,645 and $15,844 of fee income, which represented 7.7% and 12.3%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $69,608 and $65,245 for the six months ended June 30, 2015 and 2014, respectively. Our expenses include base management fees attributed to FS Advisor of $38,137 and $27,545 for the six months ended June 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $2,261 and $1,943 for the six months ended June 30, 2015 and 2014, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2015 and 2014, we accrued subordinated incentive fees on income of $9,357 and $14,623, respectively, based on the performance of our portfolio. During the six months ended June 30, 2015, we did not accrue any capital gains incentive fees. During the six months ended June 30, 2014, we accrued capital gains incentive fees of $8,580 based on the performance of our portfolio, of which $7,559 was based on unrealized gains and $1,021 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $14,724 and $8,433 for the six months ended June 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the six months ended June 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $721 and $554, respectively, and fees and expenses incurred with our share transfer agent totaled $1,432 and $1,307, respectively. Fees for our board of trustees were $490 and $416 for the six months ended June 30, 2015 and 2014, respectively.

        Our other general and administrative expenses totaled $2,328 and $1,737 for the six months ended June 30, 2015 and 2014, respectively, and consisted of the following:

	Six Months Ended June 30,
	2015	2014
Expenses associated with our independent audit and related fees	$372	$205
Compensation of our chief compliance officer(1)	10	60
Legal fees	344	468
Printing fees	640	141
Insurance expense	152	113
Other	810	750

Total	$2,328	$1,737

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the six months ended June 30, 2015 and 2014, the ratio of our total expenses to our average net assets was 2.53% and 3.29% respectively. During the six months ended June 30, 2015 and 2014, our ratio of total expenses to average net assets included $14,724 and $8,433, respectively, related to interest expense, $9,357 and $23,203, respectively, related to accruals for incentive fees and $158 and $107, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 1.65% and 1.69% for the six months ended June 30, 2015 and 2014, respectively. Incentive fees, interest expense and income taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $108,389 ($0.34 per share) and $63,318 ($0.31 per share) for the six months ended June 30, 2015 and 2014, respectively. The increase in net investment income on a per share basis for the six months ended June 30, 2015 was primarily driven by decreases in accruals for incentive fees during the period.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $286,998 and $93,082, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $58,510. We realized a net loss of $147 from settlements on foreign currency during the six months ended June 30, 2015. We sold investments and received principal repayments of $192,754 and $267,682, respectively, during the six months ended June 30, 2014, from which we realized a net gain of $4,691. During the six months ended June 30, 2014, we realized a net loss of $507 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the six months ended June 30, 2015 and 2014, the net change in unrealized appreciation (depreciation) on investments totaled $68,390 and $38,718, respectively, and the net change in unrealized gain (loss) on foreign currency was $(141) and $31, respectively. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2015 was primarily driven by a general tightening of credit spreads in Energy markets and by the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2014 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the six months ended June 30, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $117,981($0.37 per share) and $106,251 ($0.52 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of June 30, 2015, we had $212,603 in cash and foreign currency, which is held in custodial accounts, and $277,575 in borrowings available under our financing arrangements. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements."

        During the six months ended June 30, 2015, we sold 39,047,591 common shares for gross proceeds of $369,039 at an average price per share of $9.45. The gross proceeds received during the six months ended June 30, 2015 include reinvested shareholder distributions of $57,735, for which we issued 6,612,504 common shares. During the six months ended June 30, 2015, we also incurred offering costs of $5,350 in connection with the sale of our common shares, which consisted primarily of legal, accounting, printing and other expenses, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses and printing, legal and due diligence fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $27,547 for the six months ended June 30, 2015. These sales commissions and fees include $5,346 retained by the dealer manager, FS2, which is one of our affiliates. On December 23, 2014, the SEC declared effective our registration statement that registered an additional 92,200,000 common shares in our continuous public offering.

        Since commencing our continuous public offering and through July 28, 2015, we have sold 345,437,469 common shares (as adjusted for share distributions) for gross proceeds of $3,570,031, including common shares issued under our distribution reinvestment plan. As of July 28, 2015, we have raised total gross proceeds of $3,590,235, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the six months ended June 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.72	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.81	$1,557
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.82	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.73	$6,258

        On July 1, 2015, we repurchased 955,664 common shares (representing 100% of common shares tendered for repurchase) at $8.82 per share for aggregate consideration totaling $8,429.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$223,000	$77,000	March 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Goldman Facility	Repurchase	L+2.75%	$259,425	$65,575	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$105,538	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$125,000	$75,000	September 9, 2019

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $992,335 and 2.72%, respectively. As of June 30, 2015, our weighted average effective interest rate on borrowings was 2.33%.

        For additional information regarding our outstanding financing arrangements as of June 30, 2015, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

RIC Status and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. In order to maintain RIC tax treatment, we must, among other things, distribute to our shareholders each tax year dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to maintain our RIC status each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses, for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to our shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the six months ended June 30, 2015 and 2014 represented a return of capital.

        The following table reflects the cash distributions per share that we declared and paid on our common shares during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250

        On May 13, 2015 and August 5, 2015, our board of trustees declared regular weekly cash distributions for July 2015 through September 2015 and October 2015 through December 2015, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        No portion of the distributions paid during the six months ended June 30, 2015 or 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the six months ended June 30, 2015 and 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	99,484	88%	64,746	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	13,591	12%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$113,075	100%	$64,746	100%

(1)
During the six months ended June 30, 2015 and 2014, 91.2% and 90.6%, respectively, of our gross investment income was attributable to cash income earned, 1.7% and 4.6%, respectively, was attributable to non-cash accretion of discount and 7.1% and 4.8%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $110,999 and $66,634, respectively. As of June 30, 2015, we had $11,515 of undistributed ordinary income and $63,417 of net realized losses on a tax basis. As of December 31, 2014, we had $13,591 of undistributed ordinary income and net realized gains on a tax basis, all of which was distributed during the six months ended June 30, 2015.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2015 and 2014 and the components of accumulated earnings on a tax basis as of June 30, 2015 and December 31, 2014.

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

Valuation of Portfolio Investments

        We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, FS Advisor provides our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly fair valuation process begins with FS Advisor's management team reviewing and documenting preliminary valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

  •
  FS Advisor's management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

  •
  preliminary valuations are then discussed with the valuation committee;

  •
  the valuation committee reviews the preliminary valuations and FS Advisor's management team, together with our independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

  •
  following its review, the valuation committee will recommend that our board of trustees approve our fair valuations; and

  •
  our board of trustees discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any independent third-party valuation services, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of trustees may use any approved independent third-party pricing or valuation services. However, our board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS Advisor or any approved independent third-party valuation or pricing service that our board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS Advisor's management team, any approved independent third-party valuation services and our board of trustees may consider when determining the fair value of our investments.

        Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

        For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

        Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of trustees, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        FS Advisor's management team, any approved independent third-party valuation services and our board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS Advisor's management team, any approved independent third-party valuation services and our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with FS Advisor's management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

        When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of trustees subsequently values these warrants or other equity securities received at their fair value.

        The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of trustees has delegated day-to-day responsibility for implementing our valuation policy to FS Advisor's management team, and has authorized FS Advisor's management team to utilize independent third-party valuation and pricing services that have been approved by our board of trustees. The valuation committee is responsible for overseeing FS Advisor's implementation of the valuation process.

        Our investments as of June 30, 2015 consisted primarily of debt investments that were purchased on a private over-the-counter market for institutional investors or acquired directly from the issuer. Eighteen senior secured loan investments, one senior secured bond investment and three subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value.

Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        We periodically benchmark the bid and ask prices we receive from the third-party pricing service and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where our board of trustees otherwise determines that the use of such other method is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to shareholders and amounts paid for share repurchases pursuant to our share repurchase program. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor will be entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement include (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2015 and 2014.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Deutsche Bank credit facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at June 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$223,000	$223,000	—	—	—
Deutsche Bank Credit Facility(2)	$280,000	$280,000	—	—	—
Goldman Facility(3)	$259,425	—	$259,425	—	—
Natixis Credit Facility(4)	$105,538	—	—	—	$105,538
Wells Fargo Credit Facility(5)	$125,000	—	—	$125,000	—

(1)
At June 30, 2015, $77,000 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At June 30, 2015, $60,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2016.

(3)
At June 30, 2015, $65,575 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(4)
At June 30, 2015, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(5)
At June 30, 2015, $75,000 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

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

        The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to shareholders and amounts paid for share repurchases pursuant to our share repurchase program. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$19,392	$14,678	$38,137	$27,545
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$3,015	—	$8,580
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$6,478	$10,013	$9,357	$14,623
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$761	$1,008	$2,261	$1,943
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$1,409	$2,032	$3,033	$2,936
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$2,129	$5,608	$5,346	$10,646

(1)
During the six months ended June 30, 2015 and 2014, $36,657 and $23,618, respectively, in base management fees were paid to FS Advisor. As of June 30, 2015, $19,392 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2015, we did not accrue any capital gains incentive fees. During the six months ended June 30, 2014, we accrued capital gains incentive fees of $8,580, of which $7,559 was based on unrealized gains and $1,021 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FS Advisor during the six months ended June 30, 2015. We paid FS Advisor $2,857 in capital gains incentive fees during the six months ended June 30, 2014. As of June 30, 2015, we did not have any accrued capital gains incentive fees.

(3)
During the six months ended June 30, 2015 and 2014, $15,021 and $11,396, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2015, a subordinated incentive fee on income of $6,478 was payable to FS Advisor.

(4)
During the six months ended June 30, 2015 and 2014, $2,124 and $1,794, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $1,882 and $900 in administrative services expenses to FS Advisor during the six months ended June 30, 2015 and 2014, respectively.

(5)
During the six months ended June 30, 2015 and 2014, we incurred offering costs of $5,350 and $3,131, respectively, of which $3,033 and $2,936, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

(6)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

        See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including capital contributions by FS Advisor and GSO, potential conflicts of interest, our exemptive relief order, our expense reimbursement arrangement with Franklin Square Holdings, and FS Benefit Trust's purchases of our common shares.

Recent Developments

        During the period from July 1, 2015 to July 28, 2015, we sold 7,837,213 common shares for gross proceeds of $74,256 at an average price per share of $9.47.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 52.0% of our portfolio investments (based on fair value) paid variable interest rates, 39.6% paid fixed interest rates, 3.8% were income producing equity or other investments and the remainder (4.6%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

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

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$—	$(2,495)	$2,495	0.8%
No change	—	—	—	—
Up 100 basis points	3,191	9,978	(6,787)	(2.1)%
Up 300 basis points	40,980	29,935	11,045	3.4%
Up 500 basis points	80,815	49,891	30,924	9.5%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2015 and 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended June 30, 2015 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	716,857	$8.73	716,857	(1)
May 1 to May 31, 2015	—	—	—	—
June 1 to June 30, 2015	—	—	—	—

Total	716,857	$8.73	716,857	(1)

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
10.17
First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 15, 2015.)
10.18
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
10.21
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
10.35
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
10.37
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

10.39	Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.40
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
10.47	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
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

10.52	Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.53
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2015.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)