Form 10-Q
period 2015-09-30
FS Energy & Power Fund
filed 2015-11-13
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

        The issuer had 357,227,144 common shares of beneficial interest outstanding as of October 27, 2015.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$3,663,666 and $3,375,716, respectively)	$3,211,159	$3,089,068
Investments, at fair value—affiliated (amortized cost—$355,887 and $287,334, respectively)	349,128	286,109
Cash	195,582	225,130
Receivable for investments sold and repaid	21,872	51,253
Interest receivable	47,136	47,197
Receivable for common shares purchased	5,873	9,989
Deferred financing costs	4,811	5,575
Prepaid expenses and other assets	109	30

Total assets	$3,835,670	$3,714,351

Liabilities
Payable for investments purchased	$24,995	$20,094
Credit facilities payable	724,013	901,300
Repurchase agreement payable(1)	324,984	189,113
Shareholder distributions payable	50	50
Management fees payable	19,522	17,912
Subordinated income incentive fees payable(2)	9,611	12,142
Administrative services expenses payable	1,827	1,653
Interest payable	2,302	2,888
Trustees' fees payable	266	229
Other accrued expenses and liabilities	4,319	3,249

Total liabilities	1,111,889	1,148,630

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 357,581,688 and 299,394,371 shares issued and outstanding, respectively	358	299
Capital in excess of par value	3,338,171	2,841,446
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(165,627)	7,497
Accumulated undistributed net investment income(4)	10,216	4,341
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(459,337)	(287,862)

Total shareholders' equity	2,723,781	2,565,721

Total liabilities and shareholders' equity	$3,835,670	$3,714,351

Net asset value per common share at period end	$7.62	$8.57

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income
Interest income—unaffiliated	$82,469	$68,699	$237,077	$181,418
Interest income—affiliated	5,512	—	15,256	—
Fee income—unaffiliated	10,096	3,922	23,741	19,766
Fee income—affiliated	681	—	681	—

Total investment income	98,758	72,621	276,755	201,184

Operating expenses
Management fees	19,522	16,513	57,659	44,058
Capital gains incentive fees(1)	—	(9,977)	—	(1,397)
Subordinated income incentive fees(1)	9,611	5,307	18,968	19,930
Administrative services expenses	892	1,019	3,153	2,962
Share transfer agent fees	767	667	2,199	1,974
Accounting and administrative fees	361	209	1,082	763
Interest expense	7,627	4,776	22,351	13,209
Trustees' fees	246	213	736	629
Other general and administrative expenses	1,020	668	3,348	2,405

Total operating expenses	40,046	19,395	109,496	84,533
Income taxes	76	56	234	163

Total expenses	40,122	19,451	109,730	84,696

Net investment income	58,636	53,170	167,025	116,488

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(100,813)	809	(159,323)	5,500
Net realized gain (loss) on foreign currency	(63)	(55)	(210)	(562)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(226,650)	(50,641)	(165,859)	(11,923)
Net change in unrealized appreciation (depreciation) on investments—affiliated	(13,133)	—	(5,534)	—
Net change in unrealized gain (loss) on foreign currency	59	(17)	(82)	14

Total net realized and unrealized gain (loss) on investments	(340,600)	(49,904)	(331,008)	(6,971)

Net increase (decrease) in net assets resulting from operations	$(281,964)	$3,266	$(163,983)	$109,517

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.81)	$0.01	$(0.50)	$0.50

Weighted average shares outstanding	348,739,636	252,878,585	329,564,799	220,299,828

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operations
Net investment income	$167,025	$116,488
Net realized gain (loss) on investments and foreign currency	(159,533)	4,938
Net change in unrealized appreciation (depreciation) on investments	(171,393)	(11,923)
Net change in unrealized gain (loss) on foreign currency	(82)	14

Net increase (decrease) in net assets resulting from operations	(163,983)	109,517

Shareholder distributions(1)
Distributions from net investment income	(161,150)	(101,676)
Distributions from net realized gain on investments	(13,591)	(10,898)

Net decrease in net assets resulting from shareholder distributions	(174,741)	(112,574)

Capital share transactions
Issuance of common shares(2)	410,987	866,224
Reinvestment of shareholder distributions(2)	111,606	67,393
Repurchases of common shares(2)	(18,659)	(7,223)
Offering costs	(7,150)	(5,288)

Net increase in net assets resulting from capital share transactions	496,784	921,106

Total increase in net assets	158,060	918,049
Net assets at beginning of period	2,565,721	1,676,237

Net assets at end of period	$2,723,781	$2,594,286

Accumulated undistributed net investment income(1)	$10,216	$6,866

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the nine months ended September 30, 2015 and 2014.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(163,983)	$109,517
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,113,391)	(1,734,596)
Paid-in-kind interest	(19,292)	(9,570)
Proceeds from sales and repayments of investments	622,847	741,890
Net realized (gain) loss on investments	159,323	(5,500)
Net change in unrealized (appreciation) depreciation on investments	171,393	11,923
Accretion of discount	(5,990)	(8,370)
Amortization of deferred financing costs	1,954	1,315
(Increase) decrease in receivable for investments sold and repaid	29,381	(605)
(Increase) decrease in interest receivable	61	(15,233)
(Increase) decrease in prepaid expenses and other assets	(79)	(69)
Increase (decrease) in payable for investments purchased	4,901	(26,945)
Increase (decrease) in management fees payable	1,610	5,762
Increase (decrease) in accrued capital gains incentive fees	—	(4,254)
Increase (decrease) in subordinated income incentive fees payable	(2,531)	(1,479)
Increase (decrease) in administrative services expense payable	174	965
Increase (decrease) in interest payable	(586)	196
Increase (decrease) in trustees' fees payable	37	(27)
Increase (decrease) in other accrued expenses and liabilities	1,070	1,382

Net cash provided by (used in) operating activities	(313,101)	(933,698)

Cash flows from financing activities
Issuance of common shares	415,103	866,183
Reinvestment of shareholder distributions	111,606	67,393
Repurchases of common shares	(18,659)	(7,223)
Offering costs	(7,150)	(5,288)
Shareholder distributions	(174,741)	(105,365)
Borrowings under credit facilities(1)	20,000	106,826
Borrowings under repurchase agreement(2)	135,871	14,063
Repayments under credit facilities	(197,287)	—
Deferred financing costs paid	(1,190)	(3,583)

Net cash provided by financing activities	283,553	933,006

Total increase (decrease) in cash	(29,548)	(692)
Cash at beginning of period	225,130	91,084

Cash at end of period	$195,582	$90,392

Supplemental disclosure
Excise and state taxes paid	$315	$264

(1)
See Note 8 for a discussion of the Company's credit facilities. During the nine months ended September 30, 2015 and 2014, the Company paid $14,101 and $11,698, respectively, in interest expense on the credit facilities.

(2)
See Note 8 for a discussion of the Company's repurchase transaction. During the nine months ended September 30, 2015, the Company paid $6,882 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of September 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—37.2%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700	1.0%	11/20/20	$61,328	$58,135	$49,216
Allied Wireline Services, LLC	(g)(i)(j)	Service & Equipment	L+800	1.5%	2/28/19	101,750	100,542	91,066
Alon USA Partners, L.P.	(g)(i)(l)	Downstream	L+800	1.3%	11/26/18	7,176	7,374	7,140
Altus Power America, Inc.	(j)	Power	L+750	1.5%	10/10/21	39,805	39,805	40,203
Altus Power America, Inc.	(e)	Power	L+750	1.5%	10/10/21	44,570	44,570	45,015
AP Exhaust Acquisition, LLC	(g)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	15,811
BBH Operating LLC		Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	2/26/16	23,488	23,488	17,616
BBH Operating LLC	(e)	Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	2/26/16	6,512	6,512	4,884
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	32,429	28,163	30,807
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	24,536	21,308	23,309
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	51,975	51,104	41,320
Cimarron Energy Inc.	(g)	Service & Equipment	L+775	1.0%	12/15/19	24,625	24,625	23,640
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	8,994	8,812	8,882
Crestwood Holdings LLC	(g)(j)	Midstream	L+600	1.0%	6/19/19	30,973	31,107	27,721
EnergySolutions, LLC	(f)(i)	Service & Equipment	L+575	1.0%	5/29/20	20,462	20,134	20,155
EP Acquisition LLC	(x)	Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	2/26/16	525	525	—
FR Dixie Acquisition Corp.		Service & Equipment	L+475	1.0%	12/18/20	1,119	1,126	884
FR Utility Services LLC	(i)	Service & Equipment	Prime+475	3.3%	10/18/19	7,452	7,427	7,461
Gruden Acquisition, Inc.	(f)	Service & Equipment	L+475	1.0%	8/18/22	3,045	3,015	3,010
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	14,541	14,541	14,541
MB Precision Holdings LLC	(g)	Service & Equipment	L+725	1.3%	1/23/20	12,889	12,889	12,760
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,432	32,546	31,135
Murray Energy Corp.	(f)(j)	Upstream	L+650	1.0%	4/16/20	17,198	16,720	13,439
Panda Sherman Power, LLC	(g)(j)	Power	L+750	1.5%	9/14/18	22,700	23,020	20,771
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,950	9,765	9,204
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,809	28,154	25,028
PeroxyChem LLC	(g)(j)	Service & Equipment	Prime+550	3.3%	2/28/20	6,030	6,004	6,030
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	11,776	11,761	7,949
Southcross Holdings Borrower LP	(i)	Midstream	L+500	1.0%	8/4/21	8,334	8,297	6,323
Stallion Oilfield Holdings, Inc.	(f)(g)(i)(j)	Service & Equipment	L+675	1.3%	6/19/18	63,042	62,956	45,916
Stonewall Gas Gathering LLC	(j)	Midstream	L+775	1.0%	1/28/22	26,862	25,829	26,727
Sunnova Asset Portfolio 5 Holdings, LLC	(j)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	236,149	236,149	236,149

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sunnova Asset Portfolio 5 Holdings, LLC	(e)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	$17,917	$17,917	$17,917
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+800	1.3%	4/30/19	59,208	59,208	58,320
UTEX Industries, Inc.	(f)(k)	Service & Equipment	L+400	1.0%	5/21/21	1,496	1,317	1,294
Warren Resources, Inc.		Upstream	L+850	1.0%	5/22/20	122,790	122,790	112,967
Warren Resources, Inc.	(e)	Upstream	L+850	1.0%	5/22/20	16,770	16,770	15,428

Total Senior Secured Loans—First Lien							1,200,216	1,120,038
Unfunded Loan Commitments							(107,077)	(107,077)

Net Senior Secured Loans—First Lien							1,093,139	1,012,961

Senior Secured Loans—Second Lien—39.5%
Alison US LLC	(f)(j)(l)	Service & Equipment	L+850	1.0%	8/29/22	22,222	21,444	19,185
American Energy—Marcellus, LLC		Upstream	L+750	1.0%	8/4/21	10,000	9,874	1,317
Ameriforge Group Inc.	(f)(g)(j)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,454	21,300
AP Exhaust Acquisition, LLC		Service & Equipment	12.0%		9/28/21	3,243	3,243	3,243
Arena Energy, LP	(i)	Upstream	L+900	1.0%	1/24/21	65,000	65,000	62,603
Ascent Resources—Utica, LLC	(g)(j)	Upstream	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	279,314	278,046	263,952
Atlas Resource Partners, L.P.	(i)(l)	Upstream	L+900	1.0%	2/23/20	100,000	97,348	89,276
BlackBrush Oil & Gas, L.P.	(f)(i)	Upstream	L+650	1.0%	7/30/21	31,519	30,674	26,818
Brock Holdings III, Inc.	(f)(g)(j)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,782	27,755
Callon Petroleum Co.	(i)(l)	Upstream	L+750	1.0%	10/8/21	10,000	9,820	9,725
Chief Exploration & Development LLC	(i)(j)	Upstream	L+650	1.0%	5/16/21	19,576	19,501	16,249
Consolidated Precision Products Corp.	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	11,574	11,527	11,371
Emerald Performance Materials, LLC	(j)	Downstream	L+675	1.0%	8/1/22	5,319	5,296	5,281
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	11.0%		5/29/19	74,186	74,186	75,484
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	10.0%		5/29/19	32,462	32,462	32,786
Fieldwood Energy LLC	(f)(i)	Upstream	L+713	1.3%	9/30/20	41,047	41,990	11,698
Granite Intermediate Holdings, Inc.	(f)(j)(k)	Power	L+725	1.0%	10/15/22	13,150	13,043	12,279
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,259	14,325
Horn Intermediate Holdings, Inc.	(g)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	49,496
Jonah Energy LLC	(i)(j)	Upstream	L+650	1.0%	5/12/21	26,185	25,847	21,210
MD America Energy, LLC	(f)(g)(j)	Upstream	L+850	1.0%	8/4/19	56,500	54,328	51,274
Neff Rental LLC	(f)(j)	Service & Equipment	L+625	1.0%	6/9/21	15,647	15,684	14,708
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/19/20	15,000	14,899	13,875
P2 Upstream Acquisition Co.	(f)(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,872	28,687
Templar Energy LLC	(f)(g)(i)	Upstream	L+750	1.0%	11/25/20	89,923	88,388	40,840
Total Safety U.S., Inc.	(f)(g)(j)	Service & Equipment	L+800	1.3%	9/13/20	14,795	14,987	11,713
UTEX Industries, Inc.	(j)	Service & Equipment	L+725	1.0%	5/20/22	39,192	39,220	31,680
Vantage Energy, LLC	(i)(j)	Upstream	L+750	1.0%	12/20/18	30,155	29,999	23,823
Vantage Energy II, LLC	(i)(j)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	84,575

Total Senior Secured Loans—Second Lien							1,245,423	1,076,528

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—14.4%
American Energy—Woodford, LLC	(h)	Upstream	12.0% PIK (12.0% Max PIK)		12/30/20	$7,350	$5,271	$3,381
FourPoint Energy, LLC	(j)(o)	Upstream	8.0%		12/31/20	290,813	281,711	255,915
FourPoint Energy, LLC	(e)(o)	Upstream	8.0%		12/31/20	18,563	18,470	16,335
Gastar Exploration USA, Inc.	(h)(n)	Upstream	8.6%		5/15/18	26,750	26,079	17,923
Light Tower Rentals, Inc.	(h)	Service & Equipment	8.1%		8/1/19	17,500	17,301	12,513
Lightstream Resources Ltd.	(l)	Upstream	9.9%		6/15/19	62,400	62,400	53,508
Mirant Mid-Atlantic Trust	(f)(h)	Power	10.1%		12/30/28	23,344	26,119	23,942
SandRidge Energy, Inc.	(h)(n)	Upstream	8.8%		6/1/20	46,700	46,593	28,545

Total Senior Secured Bonds							483,944	412,062
Unfunded Bond Commitment							(18,470)	(18,470)

Net Senior Secured Bonds							465,474	393,592

Subordinated Debt—28.1%
Alta Mesa Holdings, LP	(h)(n)	Upstream	9.6%		10/15/18	27,451	27,404	14,562
Atlas Energy Holdings Operating Co., LLC	(h)(l)(n)	Upstream	7.8%		1/15/21	28,285	25,780	12,198
Atlas Energy Holdings Operating Co., LLC	(h)(l)	Upstream	9.3%		8/15/21	24,460	23,552	11,221
Bellatrix Exploration Ltd.	(f)(h)(l)	Upstream	8.5%		5/15/20	45,590	44,691	35,389
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	27,500	27,253	24,372
Calpine Corp.	(f)(l)	Power	5.8%		1/15/25	10,100	10,093	9,494
Canbriam Energy Inc.	(h)(j)(l)	Upstream	9.8%		11/15/19	115,200	111,371	114,048
Chaparral Energy Inc.	(h)(n)	Upstream	7.6%		11/15/22	15,225	16,177	4,434
Compressco Partners, LP	(f)(h)(l)	Service & Equipment	7.3%		8/15/22	20,050	19,884	16,479
Crestwood Midstream Partners L.P.	(f)(l)	Midstream	6.1%		3/1/22	5,500	5,500	4,868
CrownRock, L.P.	(f)	Upstream	7.1%		4/15/21	22,200	22,200	21,451
Dynegy Finance I/II Inc.	(f)(l)	Power	7.6%		11/1/24	11,580	11,601	11,681
Eclipse Resources Corp.	(f)(h)(l)	Upstream	8.9%		7/15/23	27,500	26,929	21,897
Eco Services Operations LLC	(f)	Service & Equipment	8.5%		11/1/22	5,000	5,000	4,475
EV Energy Partners, L.P.	(f)(h)(l)	Upstream	8.0%		4/15/19	25,560	20,983	17,764
Everest Acquisition LLC	(f)	Upstream	9.4%		5/1/20	14,250	14,250	12,362
Exterran Partners, L.P.	(h)(k)(l)	Midstream	6.0%		4/1/21	3,055	2,610	2,574
Exterran Partners, L.P.	(h)(l)	Midstream	6.0%		10/1/22	10,533	8,814	8,650

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gardner Denver, Inc.	(f)	Service & Equipment	6.9%		8/15/21	$5,948	$6,231	$5,257
Genesis Energy, L.P.	(h)(l)	Midstream	6.8%		8/1/22	9,100	8,977	8,554
GenOn Energy, Inc.	(f)(h)(n)	Power	9.9%		10/15/20	42,698	44,760	39,949
GenOn Energy, Inc.	(h)(k)	Power	7.9%		6/15/17	5,000	4,763	4,790
Global Jet Capital Inc.		Service & Equipment	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	620	620	620
Global Jet Capital Inc.		Service & Equipment	15.0%, 0.0% PIK (15.0% Max PIK)		4/30/25	4,826	4,826	4,826
Global Jet Capital Inc.		Service & Equipment	15.0%, 0.0% PIK (15.0% Max PIK)		9/3/25	875	875	875
Global Jet Capital Inc.		Service & Equipment	15.0%, 0.0% PIK (15.0% Max PIK)		9/29/25	999	999	999
Global Partners L.P.	(f)(h)(l)	Midstream	6.3%		7/15/22	68,350	68,350	61,173
Hillman Group, Inc.	(f)	Service & Equipment	6.4%		7/15/22	5,000	5,021	4,644
Jones Energy, Inc.	(h)(n)	Upstream	6.8%		4/1/22	8,000	8,000	6,540
Jupiter Resources Inc.	(f)(h)(l)	Upstream	8.5%		10/1/22	71,125	67,210	42,408
Kenan Advantage Group, Inc.	(f)	Service & Equipment	7.9%		7/31/23	15,300	15,300	15,549
Legacy Reserves LP	(f)(l)	Upstream	8.0%		12/1/20	16,750	16,488	12,228
Legacy Reserves LP	(f)(h)(l)	Upstream	6.6%		12/1/21	14,000	13,841	9,380
Lonestar Resources America Inc.	(h)(n)	Upstream	8.8%		4/15/19	21,500	21,598	14,163
Martin Midstream Partners L.P.	(f)(l)	Midstream	7.3%		2/15/21	18,607	19,113	17,260
Memorial Production Partners L.P.	(h)(l)(n)	Upstream	7.6%		5/1/21	7,000	6,833	4,760
Memorial Production Partners L.P.	(h)(l)	Upstream	6.9%		8/1/22	12,500	12,300	7,828
Northern Oil and Gas, Inc.	(h)(l)	Upstream	8.0%		6/1/20	3,150	3,001	2,366
ONEOK, Inc.	(f)(h)(l)	Midstream	7.5%		9/1/23	20,400	19,999	19,685
Seven Generations Energy Ltd.	(f)(k)(l)	Upstream	6.8%		5/1/23	6,150	5,599	5,427
Talos Production LLC	(f)(h)(n)	Upstream	9.8%		2/15/18	43,250	43,260	29,086
Teine Energy Ltd.	(h)(l)	Upstream	6.9%		9/30/22	9,900	9,835	8,498
Tenrgys, LLC	(i)(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	72,000
Whiting Petroleum Corp.	(f)(k)(l)	Upstream	5.0%		3/15/19	4,685	4,088	4,082
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	14,300	14,379	14,229

Total Subordinated Debt							925,358	765,095

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.5%(m)
Abaco Energy Technologies LLC, Common Equity	(q)	Service & Equipment	6,944,444	$6,944	$1,389
Allied Downhole Technologies, LLC, Common Equity	(p)(q)	Service & Equipment	6,600,000	6,600	5,940
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(p)(q)	Service & Equipment	5,344,680	1,865	1,603
Altus Power America Holdings, LLC, Preferred Equity	(q)	Power	13,268,478	13,268	23,883
AP Exhaust Holdings, LLC, Common Equity	(p)(q)	Service & Equipment	811	811	584
Ascent Resources Utica Holdings, LLC, Common Equity	(q)(r)	Upstream	15,657,194	14,900	10,177
BBH Operating LLC, Common Equity	(q)(s)	Upstream	1,000	1,000	—
BL Sand Hills Unit, L.P., Net Profits Interest	(q)(t)	Upstream	N/A	4,082	293
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(t)	Upstream	N/A	583	329
Cimarron Energy Holdco Inc., Common Equity	(q)	Service & Equipment	2,500,000	2,500	1,750
Extraction Oil & Gas Holdings, LLC, Common Equity	(p)(q)	Upstream	4,191,800	11,250	15,510
Fortune Creek Co-Invest I L.P., LP Interest	(l)(u)	Midstream	N/A	16,696	3,642
FourPoint Energy, LLC, Common Equity, Class C Units	(o)(p)(q)	Upstream	66,000	66,000	80,190
FourPoint Energy, LLC, Common Equity, Class D Units	(o)(p)(q)	Upstream	12,374	8,176	15,158
Global Jet Capital Holdings, LP, Preferred Equity	(q)	Service & Equipment	3,137,062	3,137	3,137
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(q)	Service & Equipment	371,901	372	576
MB Precision Investment Holdings LLC, Class A-2 Units	(q)	Service & Equipment	490,213	490	319
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	25,893	28,567
Plains Offshore Operations Inc., Warrants, 11/18/2019	(f)(q)	Upstream	427,005	689	—
Summit Midstream Partners, LLC, Preferred Equity		Midstream	39,163	39,163	38,380
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(q)(v)	Service & Equipment	3,750,000	6,029	4,534
Synergy Offshore LLC, Preferred Equity	(w)	Upstream	50,000	59,711	76,150

Total Equity/Other				290,159	312,111

TOTAL INVESTMENTS—130.7%				$4,019,553	3,560,287

LIABILITIES IN EXCESS OF OTHER ASSETS—(30.7%)					(836,506)

NET ASSETS—100.0%					$2,723,781

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2015
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2015, the three-month London Interbank Offered Rate was 0.33% and the U.S. Prime Lending Rate was 3.25%.
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
(k)
Position or portion thereof unsettled as of September 30, 2015.
(l)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of September 30, 2015, 82.9% of the Company's total assets represented qualifying assets.
(m)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(n)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of September 30, 2015, the fair value of securities rehypothecated by BNP was $49,148.
(o)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns 25% or more of the portfolio company's voting securities or it has the power to exercise control over the management or policies of a portfolio company. As of September 30, 2015, the Company held investments in a portfolio company of which it is deemed to be an "affiliated person" but is not deemed to "control." The following table presents certain information with respect to such portfolio company for the nine months ended September 30, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Bonds
FourPoint Energy, LLC	$67,722	—	$15,256	$681	—	$(831)
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C Units			—	—	—	$(3,960)
FourPoint Energy, LLC, Common Equity, Class D Units	—	—	—	—	—	$(743)
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
(u)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2015.

(v)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2015.
(w)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of the Company.
(x)
Security was on non-accrual status as of September 30, 2015.

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2015, the Company had six wholly-owned financing subsidiaries and six wholly-owned subsidiaries through which it holds interests in certain non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company's annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Subordinated Income Incentive Fee:    Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor does not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to shareholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor is entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor is entitled to receive 20.0% of pre-incentive fee net investment income.

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

September 30, 2015. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	47,279,557	$450,747	88,167,106	$954,280
Reinvestment of Distributions	13,030,574	111,606	6,863,316	67,393

Total Gross Proceeds	60,310,131	562,353	95,030,422	1,021,673
Commissions and Dealer Manager Fees	—	(39,760)	—	(88,056)

Net Proceeds to Company	60,310,131	522,593	95,030,422	933,617
Share Repurchase Program	(2,122,814)	(18,659)	(734,206)	(7,223)

Net Proceeds from Share Transactions	58,187,317	$503,934	94,296,216	$926,394

Status of Continuous Public Offering

        Since commencing its continuous public offering and through October 27, 2015, the Company has sold 361,219,340 common shares (as adjusted for share distributions) for gross proceeds of $3,709,344, including common shares issued under its distribution reinvestment plan. As of October 27, 2015, the Company had raised total gross proceeds of $3,729,548, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the nine months ended September 30, 2015 and 2014, the Company sold 60,310,131 and 95,030,422 common shares for gross proceeds of $562,353 and $1,021,673, respectively, at an average price per share of $9.32 and $10.75, respectively. The gross proceeds received during the nine months ended September 30, 2015 and 2014 include reinvested shareholder distributions of $111,606 and $67,393, respectively, for which the Company issued 13,030,574 and 6,863,316 common shares, respectively. During the period from October 1, 2015 to October 27, 2015, the Company sold 2,356,544 common shares for gross proceeds of $20,255 at an average price per share of $8.60.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $39,760 and $88,056 for the nine months ended September 30, 2015 and 2014, respectively.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.72	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.81	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.90	$3,973
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.82	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.73	$6,258
June 30, 2015	July 1, 2015	955,664	100%	$8.82	$8,429

        On October 7, 2015, the Company repurchased 2,711,088 common shares (representing 100% of common shares tendered for repurchase) at $7.88 per share for aggregate consideration totaling $21,350.

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

        The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor does not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to shareholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor is entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS Advisor is entitled to receive 20.0% of pre-incentive fee net investment income.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party
	Source Agreement	Description	2015	2014	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$19,522	$16,513	$57,659	$44,058
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$(9,977)	—	$(1,397)
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$9,611	$5,307	$18,968	$19,930
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$892	$1,019	$3,153	$2,962
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$840	$1,508	$3,873	$4,444
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$2,276	$6,398	$7,622	$17,044

(1)
During the nine months ended September 30, 2015 and 2014, $56,049 and $38,296, respectively, in base management fees were paid to FS Advisor. As of September 30, 2015, $19,522 in base management fees were payable to FS Advisor.

(2)
During the nine months ended September 30, 2015, the Company did not accrue any capital gains incentive fees. During the nine months ended September 30, 2014, the Company reversed $1,397 of capital gains incentive fees previously accrued based on the performance of its portfolio. The Company did not pay any capital gains incentive fees to FS Advisor during the nine months ended September 30, 2015. The Company paid FS Advisor $2,857 in capital gains incentive fees during the nine months ended September 30, 2014. As of September 30, 2015, the Company did not have any accrued capital gains incentive fees.

(3)
During the nine months ended September 30, 2015 and 2014, $21,499 and $21,409, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2015, a subordinated incentive fee on income of $9,611 was payable to FS Advisor.

(4)
During the nine months ended September 30, 2015 and 2014, $2,940 and $2,707, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $2,979 and $1,997 in administrative services expenses to FS Advisor during the nine months ended September 30, 2015 and 2014, respectively.

(5)
During the nine months ended September 30, 2015 and 2014, the Company incurred offering costs of $7,150 and $5,288, respectively, of which $3,873 and $4,444, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 27, 2015, the Company has issued an aggregate of 4,363,896 common shares (as adjusted for share distributions) for aggregate gross proceeds of $39,260 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

        In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively the Company's co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to it if it had

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO, and its affiliates, it will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        As of September 30, 2015, the Company had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the nine months ended September 30, 2015 and 2014, FS Benefit Trust purchased $104 and $49, respectively, of the Company's common shares at a purchase price equal to 90% of the public offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323
September 30, 2014	$0.1908	$47,828
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250
September 30, 2015	$0.1771	$61,666

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On August 5, 2015 and November 11, 2015, the Company's board of trustees declared regular weekly cash distributions for October 2015 through December 2015 and

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

January 2016 through March 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        No portion of the distributions paid during the nine months ended September 30, 2015 or 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the nine months ended September 30, 2015, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	161,150	92%	101,676	90%
Short-term capital gains proceeds from the sale of assets	—	—	6,907	6%
Long-term capital gains proceeds from the sale of assets	13,591	8%	3,991	4%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$174,741	100%	$112,574	100%

(1)
During the nine months ended September 30, 2015 and 2014, 91.2% and 91.0%, respectively, of the Company's gross investment income was attributable to cash income earned, 1.8% and 4.2% respectively, was attributable to non-cash accretion of discount and 7.0% and 4.8%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $164,105 and $109,604, respectively. As of September 30, 2015, the Company had $2,955 of undistributed ordinary income and $155,868 of net realized losses on a tax basis. As of December 31, 2014, the Company had $13,591 of undistributed ordinary income and net realized gains on a tax basis, all of which was distributed during the nine months ended September 30, 2015.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income is primarily due to the amount by which tax-basis income on a limited partnership interest differs from its GAAP-basis income, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income, and, with respect to the nine months ended September 30, 2014, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains were payable by the Company.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
GAAP-basis net investment income	$167,025	$116,488
Income on limited partnership interest	(37)	(867)
Reclassification of unamortized original issue discount and prepayment fees	(9,549)	(5,824)
GAAP vs. tax-basis consolidation of subsidiaries	6,889	1,761
Reversal of incentive fee accrual on unrealized gains	—	(1,397)
Other miscellaneous differences	(223)	(557)

Tax-basis net investment income	$164,105	$109,604

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

        As of September 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income	$2,955	$—
Distributable capital gains (accumulated capital losses)	(155,868)	13,591
Deferral of late year capital losses	—	(6,094)
Distribution receivable on limited partnership interest	302	57
Unamortized organization costs	(250)	(268)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	(463,921)	(283,310)

Total	$(616,782)	$(276,024)

(1)
As of September 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $50,515 and $50,887, respectively. As of September 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $514,436 and $334,197, respectively.

        The aggregate cost of the Company's investments for U.S. federal income tax purposes totaled $4,019,790 and $3,658,498 as of September 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(463,921) and $(283,310) as of September 30, 2015 and December 31, 2014, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,093,139	$1,012,961	28%	$881,945	$854,825	25%
Senior Secured Loans—Second Lien	1,245,423	1,076,528	30%	1,059,981	989,972	29%
Senior Secured Bonds	465,474	393,592	11%	324,963	285,485	9%
Subordinated Debt	925,358	765,095	22%	1,124,512	940,313	28%
Equity/Other	290,159	312,111	9%	271,649	304,582	9%

Total	$4,019,553	$3,560,287	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of September 30, 2015, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and two equity/other investments, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2015, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, the Company had five senior secured loan investments with aggregate unfunded commitments of $107,077, one senior secured bond investment with an unfunded commitment of $18,470 and four equity/other investments with aggregate unfunded commitments of $32,686. As of September 30, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2014, the Company had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,053,093	58%	$1,815,456	54%
Midstream	239,432	7%	233,836	7%
Downstream	21,303	0%	12,494	0%
Power	488,953	14%	326,773	10%
Service & Equipment	757,506	21%	986,618	29%

Total	$3,560,287	100%	$3,375,177	100%

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

        As of September 30, 2015 and December 31, 2014, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,560,287	3,375,177

Total	$3,560,287	$3,375,177

        The Company's investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Twenty senior secured loan investments, two senior secured

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

bond investments and five subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        The Company's investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where the Company's board of trustees otherwise determines that the use of such methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The valuation committee of the board of trustees, or the valuation committee, and the board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation policy.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The following is a reconciliation for the nine months ended September 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$854,825	$989,972	$285,485	$940,313	$304,582	$3,375,177
Accretion of discount (amortization of premium)	1,857	1,274	869	994	996	5,990
Net realized gain (loss)	(20,253)	(78)	(6,599)	(132,393)	—	(159,323)
Net change in unrealized appreciation (depreciation)	(53,058)	(98,886)	(32,404)	23,936	(10,981)	(171,393)
Purchases	403,042	261,604	196,821	240,566	11,358	1,113,391
Paid-in-kind interest	9,054	4,082	—	—	6,156	19,292
Sales and redemptions	(182,506)	(81,440)	(50,580)	(308,321)	—	(622,847)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$1,012,961	$1,076,528	$393,592	$765,095	$312,111	$3,560,287

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(36,875)	$(92,452)	$(31,862)	$(80,318)	$(10,981)	$(252,488)

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$634,919	$683,723	$82,484	$789,834	$109,241	$2,300,201
Accretion of discount (amortization of premium)	972	3,706	439	1,724	1,529	8,370
Net realized gain (loss)	3,673	(269)	318	2,693	(915)	5,500
Net change in unrealized appreciation (depreciation)	1,304	(7,703)	(1,044)	(18,373)	13,893	(11,923)
Purchases	395,958	607,500	150,898	505,388	74,852	1,734,596
Paid-in-kind interest	—	6,040	—	—	3,530	9,570
Sales and redemptions	(201,441)	(250,940)	(41,548)	(240,374)	(7,587)	(741,890)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$835,385	$1,042,057	$191,547	$1,040,892	$194,543	$3,304,424

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,803	$(12,941)	$(241)	$(10,765)	$14,252	$(5,892)

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at September 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$653,356	Market Comparables	Market Yield (%)	8.5% - 14.8%	11.7%
			Production Multiples (Mmb/d)	$95,000.0 - $100,000.0	$97,500.0
			Proved Reserves Multiples (Mmboe)	$7.8 - $8.3	$8.0
			PV-10 Multiples (x)	0.4x - 0.4x	0.4x
	359,605	Market Quotes	Indicative Dealer Quotes	65.0% - 100.6%	86.7%
Senior Secured Loans— Second Lien	661,415	Market Comparables	Market Yield (%)	8.8% - 15.5%	12.8%
	415,113	Market Quotes	Indicative Dealer Quotes	10.7% - 99.8%	80.4%
Senior Secured Bonds	307,288	Market Comparables	Market Yield (%)	10.8% - 15.3%	11.7%
	86,304	Market Quotes	Indicative Dealer Quotes	45.0% - 102.6%	74.8%
Subordinated Debt	72,000	Market Comparables	Market Yield (%)	12.8% - 13.3%	13.0%
	685,775	Market Quotes	Indicative Dealer Quotes	29.0% - 101.8%	83.6%
	7,320	Other(2)	Other(2)	N/A	N/A
Equity/Other	280,407	Market Comparables	Market Yield (%)	11.3% - 12.3%	11.8%
			EBITDA Multiples (x)	5.0x - 11.5x	9.5x
			Production Multiples (Mmb/d)	$62,500.0 - $100,000.0	$65,839.4
			Proved Reserves Multiples (Mmboe)	$6.3 - $14.0	$8.9
			PV-10 Multiples (x)	0.3x - 1.6x	1.0x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	18.5% - 29.0%	23.5%
		Option Valuation Model	Volatility (%)	50.0% - 52.5%	51.3%
	31,704	Other(2)	Other(2)	N/A	N/A

Total	$3,560,287

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

(2)
Fair valued based on expected outcome of proposed corporate transactions, the expected value of the liquidation preference of the investment or other factors.

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

Note 8. Financing Arrangements

        The following table presents a summary of information with respect to the Company's outstanding financing arrangements as of September 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$207,100	$92,900	June 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$96,913	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$140,000	$60,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $999,720 and 2.72%, respectively. As of September 30, 2015, the Company's weighted average effective interest rate on borrowings was 2.41%.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

BNP Facility

        On December 11, 2013, Berwyn Funding LLC, or Berwyn Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNP, pursuant to which Berwyn Funding could borrow, from time to time, up to $200,000 from BNP. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed facility agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP and a special custody and pledge agreement by and among Berwyn Funding, BNP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of December 11, 2013, and which are collectively referred to herein as the BNP financing agreements.

        On August 18, 2014, the BNP facility was amended to increase the maximum commitment financing available to Berwyn Funding from $200,000 to $300,000.

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

        Borrowings under the BNP facility accrue interest at a rate equal to three-month London Interbank Offered Rate, or LIBOR, plus 1.10% per annum. Berwyn Funding is required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the facility is not borrowed. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Subject to certain cancellation rights, and absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of September 30, 2015 and December 31, 2014, $207,100 and $223,000, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of September 30, 2015, all of the deferred financing costs had been amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$798	$506	$2,334	$1,151
Non-usage fees	111	140	324	427
Amortization of deferred financing costs	—	101	76	300

Total interest expense	$909	$747	$2,734	$1,878

        For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$2,662	$1,386
Average borrowings under the facility	$222,280	$113,806
Effective interest rate on borrowings	1.43%	1.33%
Weighted average interest rate (including the effect of non-usage fees)	1.59%	1.85%

(1)
Interest under the BNP facility is paid monthly in arrears and commenced on January 2, 2014.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there are eligible securities within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the nine months ended September 30, 2015, Berwyn Funding received a fee of $1 from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of September 30, 2015, the fair value of those securities rehypothecated by BNP was $49,148.

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

        As of September 30, 2015, no amounts remained outstanding under the Citibank credit facility. As of December 31, 2014, $128,300 was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility.

        For the three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014, the components of total interest expense for the Citibank credit facility were as follows:

		Nine Months Ended September 30,
	Three Months Ended September 30, 2014
		2015	2014
Direct interest expense	$1,216	$471	$3,602
Non-usage fees	—	—	1
Amortization of deferred financing costs	82	130	245

Total interest expense	$1,298	$601	$3,848

        For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$1,011	$3,607
Average borrowings under the facility(2)	$70,020	$174,643
Effective interest rate on borrowings	—	2.72%
Weighted average interest rate (including the effect of non-usage fees)	2.99%	2.75%

(1)
Interest under the Citibank credit facility was paid quarterly in arrears.

(2)
Average borrowings for the nine months ended September 30, 2015 were calculated for the period from January 1, 2015 to the date on which the Company repaid and terminated the facility.

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

        As of September 30, 2015 and December 31, 2014, $280,000 was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,340 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $828 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$1,495	$1,248	$4,383	$3,692
Non-usage fees	115	192	341	234
Amortization of deferred financing costs	297	213	737	547

Total interest expense	$1,907	$1,653	$5,461	$4,473

        For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$4,702	$3,862
Average borrowings under the facility	$280,000	$240,000
Effective interest rate on borrowings	2.09%	2.03%
Weighted average interest rate (including the effect of non-usage fees)	2.25%	2.18%

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

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of September 30, 2015, the fair value of assets held by Gladwyne Funding was $664,116, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

$577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of September 30, 2015, Strafford Funding had purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility. Strafford Funding purchased $241,550 of Notes during the nine months ended September 30, 2015.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of September 30, 2015, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes that may be purchased under the Goldman facility, for a total purchase price equal to $324,984.

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2017. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Through March 15, 2015, financing fees accrued on the greater of $225,000 or the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees accrue on $325,000 (even in prior periods when the aggregate purchase price paid for Notes purchased by Goldman was less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility.

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

        As of September 30, 2015, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $324,984. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of September 30, 2015, Strafford Funding's liability under the Goldman facility was $324,984, plus $439 of accrued interest expense. The

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $252 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$2,521	$19	$6,876	$19
Amortization of deferred financing costs	32	—	96	—

Total interest expense	$2,553	$19	$6,972	$19

        For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$6,882	—
Average borrowings under the facility	$226,639	$14,063
Effective interest rate on borrowings	3.04%	2.98%
Weighted average interest rate	4.05%	3.04%

(1)
Interest under the Goldman facility is paid quarterly in arrears.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the nine months ended September 30, 2015, the Company repaid $53,087 of outstanding borrowings under the facility.

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

        As of September 30, 2015 and December 31, 2014, $96,913 and $150,000, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $1,648 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$650	$964	$2,411	$2,768
Amortization of deferred financing costs	263	64	520	192

Total interest expense	$913	$1,028	$2,931	$2,960

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$2,557	$2,843
Average borrowings under the facility	$123,964	$150,000
Effective interest rate on borrowings	2.59%	2.53%
Weighted average interest rate	2.62%	2.57%

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

        Borrowings under the Wells Fargo credit facility accrue interest at a rate equal to three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period. During the period beginning October 10, 2014 through June 5, 2015, Wayne Funding was subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo credit facility was not borrowed. Beginning June 6, 2015, the non-usage fee increased to the sum of (a) 0.50% per annum on the first $40,000 of unborrowed principal amount available under the Wells Fargo credit facility and (b) 2.00% on any unborrowed principal amount available under the facility in excess of $40,000. Any amounts borrowed under the Wells Fargo credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019. Borrowings under the Wells Fargo credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wayne Funding varies depending upon the types of assets in Wayne Funding's portfolio.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        As of September 30, 2015 and December 31, 2014, $140,000 and $120,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $2,083 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$981	$—	$2,835	$—
Non-usage fees	230	—	422	—
Amortization of deferred financing costs	134	31	395	31

Total interest expense	$1,345	$31	$3,652	$31

        As of September 30, 2014, no amounts were outstanding under the Wells Fargo credit facility. For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$3,169
Average borrowings under the facility	$126,062
Effective interest rate on borrowings	2.92%
Weighted average interest rate (including the effect of non-usage fees)	3.44%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$8.57	$9.66
Results of operations(2)
Net investment income (loss)	0.51	0.74
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(1.01)	(1.46)

Net increase (decrease) in net assets resulting from operations	(0.50)	(0.72)

Shareholder distributions(3)
Distributions from net investment income	(0.49)	(0.62)
Distributions from net realized gain on investments	(0.04)	(0.07)

Net decrease in net assets resulting from shareholder distributions	(0.53)	(0.69)

Capital share transactions
Issuance of common shares(4)	0.10	0.35
Repurchases of common shares(5)	—	—
Offering costs(2)	(0.02)	(0.03)

Net increase (decrease) in net assets resulting from capital share transactions	0.08	0.32

Net asset value, end of period	$7.62	$8.57

Shares outstanding, end of period	357,581,688	299,394,371

Total return(6)	(4.90)%	(4.14)%

Ratio/Supplemental Data:
Net assets, end of period	$2,723,781	$2,565,721

Ratio of net investment income to average net assets(7)	6.02%	7.71%
Ratio of total expenses to average net assets(7)	3.96%	5.07%
Portfolio turnover(8)	17.45%	35.55%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,048,997	$1,090,413
Asset coverage per unit(9)	3.60	3.35

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2015 are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	—	(0.48)%
Ratio of subordinated income incentive fees to average net assets	0.68%	1.41%
Ratio of interest expense to average net assets	0.81%	0.84%
Ratio of income and excise taxes to average net assets	0.01%	0.04%
(8)
Portfolio turnover for the nine months ended September 30, 2015 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Recently Issued Accounting Standards

        In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2015-03, Interest—Imputation of Interest, to simplify the presentation in the financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest, to update the guidance to include SEC views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Recently Issued Accounting Standards (Continued)

to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Note 12. Subsequent Events

        On November 6, 2015, Foxfields Funding LLC, or Foxfields Funding, a newly-formed, wholly-owned, financing subsidiary of the Company, entered into a senior secured multiple draw term loan facility, or the Fortress facility, with Fortress Credit Co LLC as administrative agent, or Fortress, the lenders from time to time party thereto, or the Lenders, and the other loan parties from time to time party thereto. The Fortress facility provides for $125,000 of term loans, or the Initial Facility Amount, available to be borrowed during the first year after the closing date of November 6, 2015, or the Availability Period, with an option for the Company to request, at one or more times during the first two years after the closing date, that existing or new Lenders, at their election, provide up to $75,000 of additional commitments. On the closing date, Foxfields Funding borrowed $40,000 of the Initial Facility Amount. Foxfields Funding's obligations to the Lenders under the facility are secured by a first priority security interest in substantially all of the assets of Foxfields Funding, including its portfolio of assets and the assets of its subsidiaries, subject to certain customary exceptions. In addition, the Company has agreed to guaranty the obligations of Foxfields Funding and grant a first priority lien in favor of Fortress, for the benefit of the Lenders, on the capital stock of Foxfields Funding.

        Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR will accrue at a rate equal to LIBOR (subject to a floor of 0.75%) plus 5.00% per annum, and (ii) loans bearing interest by reference to the base rate will accrue at 4.00% per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 1.75% per annum. Interest is payable quarterly in arrears beginning with the quarter ending March 31, 2016. Foxfields Funding incurred certain customary fees, costs and expenses in connection with obtaining the facility. In addition, during the Availability Period, Foxfields Funding will be subject to a commitment fee at a rate equal to 100 basis points on the average daily undrawn Initial Facility Amount. Under certain conditions, Foxfields Funding will also be subject to a prepayment premium if all or any part of the principal balance of the borrowings is prepaid prior to a date that is two years after the closing date.

        In connection with the Fortress facility, Foxfields Funding has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type, including the following financial covenants: (a) the Company's minimum consolidated shareholders' equity, as determined in accordance with GAAP and measured as of each fiscal quarter-end, must be greater than $1,500,000; (b) the Company must maintain at all times a 200% asset coverage ratio; (c) Foxfields Funding must maintain, as of each quarter-end, an asset coverage ratio of either 300% or 325% depending on the relative composition of its portfolio between debt and equity investments; and (d) the portfolio investments must be issued by not fewer than 10 unrelated obligors at all times, measured as of each quarter-end.

        The Fortress facility contains events of default customary for facilities of this type as described in the loan documentation. Upon the occurrence of an event of default, Fortress, at the instruction or with the consent of the Lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the facility immediately due and payable. During the continuation of certain events of default, the Company must pay interest at a default rate.

        Borrrowings of Foxfields Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

  •
  actual and potential conflicts of interest with FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, FSIC IV Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund, GSO or any of their affiliates;

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

        As of September 30, 2015, we had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2015 and for the Year Ended December 31, 2014

        During the nine months ended September 30, 2015, we made investments in portfolio companies totaling $1,113,391. During the same period, we sold investments for proceeds of $442,341 and received principal repayments of $180,506. As of September 30, 2015, our investment portfolio, with a total fair value of $3,560,287 (28% in first lien senior secured loans, 30% in second lien senior secured loans, 11% in senior secured bonds, 22% in subordinated debt and 9% in equity/other), consisted of interests in 103 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $266.1 million. As of September 30, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.6% of par value, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 9.3% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of September 30, 2015 and our public offering price of $8.75 per share as of such date, the annualized distribution rate to shareholders as of September 30, 2015 was 8.10%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

        During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,437,689. During the same period, we sold investments for proceeds of $462,170 and received principal repayments of $582,141. As of December 31, 2014, our investment portfolio, with a total fair value of $3,375,177 (25% in first lien senior secured loans, 29% in second lien senior secured loans, 9%

in senior secured bonds, 28% in subordinated debt and 9% in equity/other), consisted of interests in 125 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $233.3 million. As of December 31, 2014, the debt investments in our portfolio were purchased at a weighted average price of 99.1% of par value, and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of December 31, 2014 and our public offering price of $9.80 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2014 was 7.23%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

        Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Item 1A Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2015:

Net Investment Activity	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Purchases	$427,042	$1,113,391
Sales and Redemptions	(242,767)	(622,847)

Net Portfolio Activity	$184,275	$490,544

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$117,755	28%	$403,042	36%
Senior Secured Loans—Second Lien	88,422	21%	261,604	23%
Senior Secured Bonds	121,408	28%	196,821	18%
Subordinated Debt	94,043	22%	240,566	22%
Equity/Other	5,414	1%	11,358	1%

Total	$427,042	100%	$1,113,391	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,093,139	$1,012,961	28%	$881,945	$854,825	25%
Senior Secured Loans—Second Lien	1,245,423	1,076,528	30%	1,059,981	989,972	29%
Senior Secured Bonds	465,474	393,592	11%	324,963	285,485	9%
Subordinated Debt	925,358	765,095	22%	1,124,512	940,313	28%
Equity/Other	290,159	312,111	9%	271,649	304,582	9%

Total	$4,019,553	$3,560,287	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Number of Portfolio Companies	103	125
% Variable Rate (based on fair value)	51.0%	51.8%
% Fixed Rate (based on fair value)	40.3%	39.2%
% Income Producing Equity/Other Investments (based on fair value)	4.1%	4.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	4.6%	5.0%
Average Annual EBITDA of Portfolio Companies	$266,068	$233,303
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.6%	99.1%
% of Investments on Non-Accrual (based on fair value)	0.0%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.6%	9.1%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2015:

Net Direct Originations	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Total Commitments (including Unfunded Commitments)	$164,536	$526,145
Exited Investments (including partial paydowns)	(3,262)	(15,007)

Net Direct Originations	$161,274	$511,138

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$1,216	1%	$186,079	35%
Senior Secured Loans—Second Lien	83,243	50%	252,532	48%
Senior Secured Bonds	62,400	38%	62,400	12%
Subordinated Debt	1,874	1%	6,997	1%
Equity/Other	15,803	10%	18,137	4%

Total	$164,536	100%	$526,145	100%

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Average New Direct Origination Commitment Amount	$23,505	$37,582
Weighted Average Maturity for New Direct Originations	8/26/20	6/12/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	10.2%	10.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.3%	10.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.5%	9.9%

        The following table presents certain selected information regarding our direct originations as of September 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations held in Portfolio	September 30, 2015	December 31, 2014
Number of Portfolio Companies	27	22
Average Annual EBITDA of Portfolio Companies	$93,554	$29,450
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.1x	4.0x
% of Investments on Non-Accrual	0.0%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.5%	10.1%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,027,815	57%	$1,371,063	41%
Opportunistic	767,645	22%	892,154	26%
Broadly Syndicated/Other	764,827	21%	1,111,960	33%

Total	$3,560,287	100%	$3,375,177	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,053,093	58%	$1,815,456	54%
Midstream	239,432	7%	233,836	7%
Downstream	21,303	0%	12,494	0%
Power	488,953	14%	326,773	10%
Service & Equipment	757,506	21%	986,618	29%

Total	$3,560,287	100%	$3,375,177	100%

        As of September 30, 2015, except for FourPoint Energy, LLC, in which we held a senior secured bond and two equity/other investments, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2015, we did not "control" any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, we had five senior secured loan investments with aggregate unfunded commitments of $107,077, one senior secured bond investment with an unfunded commitment of $18,470 and four equity/other investments with aggregate unfunded commitments of $32,686. As of September 30, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2014, we had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$162,160	4%	$119,174	4%
2	2,631,947	74%	2,630,119	78%
3	745,233	21%	586,116	17%
4	20,947	1%	39,768	1%
5	—	—	—	—

Total	$3,560,287	100%	$3,375,177	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

        The performance of our portfolio during the three months ended September 30, 2015 was primarily driven by renewed volatility and a widening of credit spreads in the energy high yield and leveraged loan markets. Despite slowing U.S. production, a decline in the number of operational oil drilling rigs and ongoing demand growth, oil prices declined to six-year lows in August 2015, which we believe was due, in part, to investors assessing the impact that a weaker Chinese economy could have on global demand. After rebounding on both economic and fundamental data, oil prices again turned volatile in September 2015. This weighed on the performance of energy high yield bonds and energy loans, which in turn impacted the performance of our portfolio during the three months ended September 30, 2015.

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues

        We generated investment income of $98,758 and $72,621 for the three months ended September 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $90,073 and $66,828 of cash income earned as well as $8,685 and $5,793 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended September 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the three months ended September 30, 2015 and 2014, we generated $10,777 and $3,922 of fee income, which represented 10.9% and 5.4%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $40,122 and $19,451 for the three months ended September 30, 2015 and 2014, respectively. Our expenses include base management fees attributed to FS Advisor of $19,522 and $16,513 for the three months ended September 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $892 and $1,019 for the three months ended September 30, 2015 and 2014, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2015 and 2014, we accrued subordinated incentive fees on income of $9,611 and $5,307, respectively, based on the performance of our portfolio. During the three months ended September 30, 2015, we did not accrue any capital gains incentive fees. During the three months ended September 30, 2014, we reversed $9,977 of capital gains incentive fees previously accrued based on the performance of our portfolio.

        We recorded interest expense of $7,627 and $4,776 for the three months ended September 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended September 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $361 and $209, respectively, and fees and expenses incurred with our share transfer agent totaled $767 and $667, respectively. Fees for our board of trustees were $246 and $213 for the three months ended September 30, 2015 and 2014, respectively.

        Our other general and administrative expenses totaled $1,020 and $668 for the three months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended September 30,
	2015	2014
Expenses associated with our independent audit and related fees	$54	$92
Compensation of our chief compliance officer(1)	—	10
Legal fees	221	35
Printing fees	225	214
Insurance expense	80	58
Other	440	259

Total	$1,020	$668

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the three months ended September 30, 2015 and 2014, the ratio of our total expenses to our average net assets was 1.42% and 0.79%, respectively. During the three months ended September 30, 2015 and 2014, our ratio of total expenses to average net assets included $7,627 and $4,776, respectively, related to interest expense, $9,611 and $(4,670), respectively, related to accruals for (or reversals of previously accrued) incentive fees and $76 and $56, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 0.81% and 0.78% for the three months ended September 30, 2015 and 2014, respectively. Incentive fees, interest expense and income taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $58,636 ($0.17 per share) and $53,170 ($0.21 per share) for the three months ended September 30, 2015 and 2014, respectively. The decrease in net investment income on a per share basis for the three months ended September 30, 2015 can be attributed primarily to an increase in accruals for incentive fees.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $155,343 and $87,424, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $100,813, due primarily to the sale of a subordinated debt investment. We realized a net loss of $63 from settlements on foreign currency during the three months ended September 30, 2015. We sold investments and received principal repayments of $78,710 and $202,744, respectively, during the three months ended September 30, 2014, from which we realized a net gain of $809. We realized a net loss of $55 from settlements on foreign currency during the three months ended September 30, 2014.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended September 30, 2015 and 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(239,783) and $(50,641), respectively, and the net change in unrealized gain (loss) on foreign currency was $59 and $(17), respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2015 was primarily driven by increased volatility and a general widening of credit spreads in the Energy high yield and leveraged loan markets and by the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2014 was primarily driven by a general widening of credit spreads during this period.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended September 30, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $(281,964) ($(0.81) per share) and $3,266 ($0.01 per share), respectively.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenues

        We generated investment income of $276,755 and $201,184 for the nine months ended September 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $252,509 and $183,244 of cash income earned as well as $24,246 and $17,940 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the nine months ended September 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the nine months ended September 30, 2015 and 2014, we generated $24,422 and $19,766 of fee income, which represented 8.8% and 9.8%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $109,730 and $84,696 for the nine months ended September 30, 2015 and 2014, respectively. Our expenses include base management fees attributed to FS Advisor of $57,659 and $44,058 for the nine months ended September 30, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $3,153 and $2,962 for the nine months ended September 30, 2015 and 2014, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2015 and 2014, we accrued subordinated incentive fees on income of $18,968 and $19,930, respectively, based on the performance of our portfolio. During the nine months ended

September 30, 2015, we did not accrue any capital gains incentive fees. During the nine months ended September 30, 2014, we reversed $1,397 of capital gain incentive fees previously accrued based on the performance of our portfolio.

        We recorded interest expense of $22,351 and $13,209 for the nine months ended September 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,082 and $763, respectively, and fees and expenses incurred with our share transfer agent totaled $2,199 and $1,974, respectively. Fees for our board of trustees were $736 and $629 for the nine months ended September 30, 2015 and 2014, respectively.

        Our other general and administrative expenses totaled $3,348 and $2,405 for the nine months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2015	2014
Expenses associated with our independent audit and related fees	$426	$297
Compensation of our chief compliance officer(1)	10	70
Legal fees	565	503
Printing fees	865	355
Insurance expense	232	171
Other	1,250	1,009

Total	$3,348	$2,405

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the nine months ended September 30, 2015 and 2014, the ratio of our total expenses to our average net assets was 3.96% and 3.95% respectively. During the nine months ended September 30, 2015 and 2014, our ratio of total expenses to average net assets included $22,351 and $13,209, respectively, related to interest expense, $18,968 and $18,533, respectively, related to accruals for incentive fees and $234 and $163, respectively, related to accruals for income taxes. Without such expenses, our ratio of total expenses to average net assets would have been 2.46% and 2.46% for the nine months ended September 30, 2015 and 2014, respectively. Incentive fees, interest expense and income taxes, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $167,025 ($0.51 per share) and $116,488 ($0.53 per share) for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net investment income on a per share basis for the nine months ended September 30, 2015 was primarily driven by an increase in interest expense during the period.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $442,341 and $180,506, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $159,323. We realized a net loss of $210 from settlements on foreign currency during the nine months ended September 30, 2015. We sold investments and received principal repayments of $271,464 and $470,426, respectively, during the nine months ended September 30, 2014, from which we realized a net gain of $5,500. During the nine months ended September 30, 2014, we realized a net loss of $562 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the nine months ended September 30, 2015 and 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(171,393) and $(11,923), respectively, and the net change in unrealized gain (loss) on foreign currency was $(82) and $14, respectively. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2015 was primarily driven by a general widening of credit spreads in Energy markets and by the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2014 was primarily driven by a general widening of credit spreads during the three months ended September 30, 2014.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the nine months ended September 30, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $(163,983) ($(0.50) per share) and $109,517 ($0.50 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of September 30, 2015, we had $195,582 in cash, which is held in custodial accounts, and $212,916 in borrowings available under our financing arrangements. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements."

        During the nine months ended September 30, 2015, we sold 60,310,131 common shares for gross proceeds of $562,353 at an average price per share of $9.32. The gross proceeds received during the nine months ended September 30, 2015 include reinvested shareholder distributions of $111,606, for which we issued 13,030,574 common shares. During the nine months ended September 30, 2015, we also incurred offering costs of $7,150 in connection with the sale of our common shares, which consisted primarily of legal, accounting, printing and other expenses, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses and due diligence fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $39,760 for the nine months ended September 30, 2015. These sales commissions and fees include $7,622 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through October 27, 2015, we have sold 361,219,340 common shares (as adjusted for share distributions) for gross proceeds of $3,709,344, including common shares issued under our distribution reinvestment plan. As of October 27, 2015, we have raised total gross proceeds of $3,729,548, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the nine months ended September 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.72	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.81	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.90	$3,973
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.82	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.73	$6,258
June 30, 2015	July 1, 2015	955,664	100%	$8.82	$8,429

        On October 7, 2015, we repurchased 2,711,088 common shares (representing 100% of common shares tendered for repurchase) at $7.88 per share for aggregate consideration totaling $21,350.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$207,100	$92,900	June 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$96,913	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$140,000	$60,000	September 9, 2019

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $999,720 and 2.72%, respectively. As of September 30, 2015, our weighted average effective interest rate on borrowings was 2.41%. On November 6, 2015, Foxfields Funding entered into the Fortress facility with Fortress. The Fortress facility provides for $125,000 in available borrowings and an uncommitted option for up to $75,000 in additional commitments.

        For additional information regarding our outstanding financing arrangements as of September 30, 2015, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q. For additional information regarding the Fortress facility, see Note 12 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

RIC Tax Treatment and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. In order to maintain RIC tax treatment, we must, among other things, distribute to our shareholders each tax year dividends of an amount at least equal to 90% of our "investment company taxable income," determined without regard to any deduction for dividends paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our shareholders to maintain our RIC tax treatment each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses, for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to our shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder's cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the nine months ended September 30, 2015 and 2014 represented a return of capital.

        The following table reflects the cash distributions per share that we declared and paid on our common shares during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1524	$28,423
June 30, 2014	$0.1680	$36,323
September 30, 2014	$0.1908	$47,828
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250
September 30, 2015	$0.1771	$61,666

        On August 5, 2015 and November 11, 2015, our board of trustees declared regular weekly cash distributions for October 2015 through December 2015 and January 2016 through March 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        No portion of the distributions paid during the nine months ended September 30, 2015 or 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the nine months ended September 30, 2015 and 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	161,150	92%	101,676	90%
Short-term capital gains proceeds from the sale of assets	—	—	6,907	6%
Long-term capital gains proceeds from the sale of assets	13,591	8%	3,991	4%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$174,741	100%	$112,574	100%

(1)
During the nine months ended September 30, 2015 and 2014, 91.2% and 91.0%, respectively, of our gross investment income was attributable to cash income earned, 1.8% and 4.2%, respectively, was attributable to non-cash accretion of discount and 7.0% and 4.8%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $164,105 and $109,604, respectively. As of September 30, 2015, we had $2,955 of undistributed ordinary income and $155,868 of net realized losses on a tax basis. As of December 31, 2014, we had

$13,591 of undistributed ordinary income and net realized gains on a tax basis, all of which was distributed during the nine months ended September 30, 2015.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the nine months ended September 30, 2015 and 2014 and the components of accumulated earnings on a tax basis as of September 30, 2015 and December 31, 2014.

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

        Our investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Twenty senior secured loan investments, two senior secured bond investments and five subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        Our investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the previously recognized interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest payments become current and are likely to remain current based on our judgment.

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

Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor does not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to shareholders and amounts paid for share repurchases pursuant to our share repurchase program. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor is entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor is entitled to receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement include (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three and nine months ended September 30, 2015 and 2014.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Deutsche Bank credit facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at September 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$207,100	$207,100	—	—	—
Deutsche Bank Credit Facility(2)	$280,000	$280,000	—	—	—
Goldman Facility(3)	$324,984	—	$324,984	—	—
Natixis Credit Facility(4)	$96,913	—	—	—	$96,913
Wells Fargo Credit Facility(5)	$140,000	—	—	$140,000	—

(1)
At September 30, 2015, $92,900 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At September 30, 2015, $60,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2016.

(3)
At September 30, 2015, $16 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(4)
At September 30, 2015, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(5)
At September 30, 2015, $60,000 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest to simplify the presentation in the financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party
	Source Agreement	Description	2015	2014	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$19,522	$16,513	$57,659	$44,058
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$(9,977)	—	$(1,397)
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$9,611	$5,307	$18,968	$19,930
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$892	$1,019	$3,153	$2,962
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$840	$1,508	$3,873	$4,444
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$2,276	$6,398	$7,622	$17,044

(1)
During the nine months ended September 30, 2015 and 2014, $56,049 and $38,296, respectively, in base management fees were paid to FS Advisor. As of September 30, 2015, $19,522 in base management fees were payable to FS Advisor.

(2)
During the nine months ended September 30, 2015, we did not accrue any capital gains incentive fees. During the nine months ended September 30, 2014, we reversed $1,397 of capital gains incentive fees previously accrued based on the performance of our portfolio. We did not pay any capital gains incentive fees to FS Advisor during the nine months ended September 30, 2015. We paid FS Advisor $2,857 in capital gains incentive fees during the nine months ended September 30, 2014. As of September 30, 2015, we did not have any accrued capital gains incentive fees.

(3)
During the nine months ended September 30, 2015 and 2014, $21,499 and $21,409, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2015, a subordinated incentive fee on income of $9,611 was payable to FS Advisor.

(4)
During the nine months ended September 30, 2015 and 2014, $2,940 and $2,707, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $2,979 and $1,997 in administrative services expenses to FS Advisor during the nine months ended September 30, 2015 and 2014, respectively.

(5)
During the nine months ended September 30, 2015 and 2014, we incurred offering costs of $7,150 and $5,288, respectively, of which $3,873 and $4,444, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

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

Recent Developments

        During the period from October 1, 2015 to October 27, 2015, we sold 2,356,544 common shares for gross proceeds of $20,255 at an average price per share of $8.60. On November 6, 2015, Foxfields Funding, our newly formed, wholly-owned, financing subsidiary, entered into the Fortress facility. For additional information regarding the Fortress facility, see Note 12 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 51.0% of our portfolio investments (based on fair value) paid variable interest rates, 40.3% paid fixed interest rates, 4.1% were income producing equity or other investments and the remainder (4.6%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, Goldman facility, Natixis credit facility, Wells Fargo credit facility, and the Fortress facility, Berwyn Funding, FSEP Funding, Strafford Funding, Energy Funding, Wayne Funding, and Foxfields Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$—	$(3,618)	$3,618	1.1%
No change	—	—	—	—
Up 100 basis points	4,271	10,337	(6,066)	(1.8)%
Up 300 basis points	42,953	31,010	11,943	3.5%
Up 500 basis points	83,306	51,683	31,623	9.2%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2015 and 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended September 30, 2015 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	955,664	$8.82	955,664	(1)
August 1 to August 31, 2015	—	—	—	—
September 1 to September 30, 2015	—	—	—	—

Total	955,664	$8.82	955,664	(1)

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
4.1
Form of Subscription Agreement. (Incorporated by reference to FS Energy and Power Fund's prospectus supplement filed on September 22, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)
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
10.54
Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.55
Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.56
Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.57
Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.58
Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.59
Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
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

*
Filed herewith.

` Table of Contents

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2015.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)