Form 10-K
period 2015-12-31
FS Energy & Power Fund
filed 2016-03-11
CIK 1501729

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware	27-6822130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

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

         There is no established market for the Registrant's common shares of beneficial interest. The Registrant is currently conducting an ongoing public offering of its common shares of beneficial interest pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $6.95 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

         There were 379,873,173 shares of the Registrant's common shares of beneficial interest outstanding as of March 1, 2016.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement relating to the Registrant's 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2015

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business.

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, we had total assets of approximately $3.5 billion.

        We are managed by FS Investment Advisor, LLC, or FS Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FS Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, oversaw approximately $79.1 billion in assets under management as of December 31, 2015. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. We expect that the size of our individual investments will generally range between $5 million and $75 million each, although investments may vary proportionately as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,195,947. During the same period, we sold investments for proceeds of $590,726 and received principal repayments of $209,808. As of December 31, 2015, our investment portfolio, with a total fair value of $3,069,498 (30% in first lien senior secured loans, 30% in second lien senior secured loans, 11% in senior secured bonds, 19% in subordinated debt and 10% in equity/other), consisted of interests in 90 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $244.8 million. As of December 31, 2015, the investments in our portfolio were purchased at a weighted average price of 98.4% of par value and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 9.3% based upon the amortized cost of our investments. The estimated gross annual portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of December 31, 2015 and our public offering price of $7.50 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2015 was 9.45%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively, our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

        To provide our shareholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. We are not obligated to repurchase common shares and, if we do so, common shares will be repurchased at a discount of 10% from the offering price in effect at the time of repurchase. The first such tender offer commenced in August 2012. This will be the only method by which our shareholders may obtain liquidity prior to a liquidity event. Therefore, shareholders may not be able to sell their common shares promptly or at a desired price. If shareholders are able to sell their common shares, it is likely they will have to sell them at a significant discount to their purchase price. During the year ended December 31, 2015, we repurchased 4,833,902 common shares at an average price per share of $8.277 for aggregate consideration totaling $40,009. During the year ended December 31, 2014, we repurchased 1,041,178 common shares at an average price per share of $9.856 for aggregate consideration totaling $10,262. During the year ended December 31, 2013, we repurchased 340,096 common shares at an average price per share of $9.624 for aggregate consideration totaling $3,273. On January 6, 2016, we repurchased 2,716,924 common shares at $6.75 per share for aggregate consideration totaling $18,339.

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

Status of Our Continuous Public Offering

        Since commencing our continuous public offering and through March 1, 2016, we have sold 386,582,293 common shares (as adjusted for share distributions) for gross proceeds of $3,896,873, including common shares issued under our distribution reinvestment plan. As of March 1, 2016, we had raised total gross proceeds of $3,917,077, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 from common shares sold pursuant to a private placement to certain members of our board of trustees and other individuals and entities affiliated with FS Advisor and GSO.

About FS Advisor

        FS Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FS Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations team of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC. FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage Franklin Square Holdings' four other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

        In addition to managing our investments, the managers, officers and other personnel of FS Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,149,663
FS Investment Corporation II(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,032,346
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,058,486
FS Investment Corporation IV(3)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$200
FS Global Credit Opportunities Fund(4)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,303,793

(1)
As of December 31, 2015, except as otherwise noted below.

(2)
As of September 30, 2015.

(3)
FS Investment Corporation IV formally commenced investment operations on January 6, 2016, upon meeting its minimum offering requirement of raising gross proceeds of at least $1.0 million in its continuous public offering from persons who were not affiliated with FS Investment Corporation IV or its investment adviser, FSIC IV Advisor, LLC.

(4)
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

        Our chairman, president and chief executive officer, Michael C. Forman, has led FS Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund and the FSGCOF Offered Funds. Mr. Forman also currently serves as chairman and chief executive officer of FS Investment Corporation.

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

About GSO

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO also serves as the investment sub-adviser to FS Global Credit Opportunities Fund. In addition, GSO's wholly-owned subsidiary, GSO/Blackstone Debt Funds Management LLC, or GDFM, serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2015, GSO and its affiliates, excluding Blackstone, managed approximately $79.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2015, funds managed by GSO have invested over $16 billion in Energy companies. As investment sub-adviser, GSO utilizes its experience in Energy investing and makes recommendations to FS Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $336.4 billion as of December 31, 2015. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange LLC under the ticker symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov. Information contained on Blackstone's website and in Blackstone's filings with the SEC are not incorporated by reference into this annual report on Form 10-K and shareholders should not consider that information to be part of this annual report on Form 10-K.

Market Opportunity

        We expect that there are and will continue to be significant investment opportunities in income-oriented securities of privately-held Energy companies within the United States that will provide attractive risk-adjusted returns compared to other types of investments.

        Recent volatility in the price of oil combined with reduced secondary market liquidity has resulted in lower prices and higher yields for broadly syndicated energy debt investments. From August 31, 2014 to December 31, 2015, the average yield to a 3-year maturity of broadly syndicated energy loans increased from 6.08% to 21.0%, the highest since 2009, as measured by the energy component of the Credit Suisse Leveraged Loan Index, and the average yield-to-worst of high yield energy bonds increased from 5.6% to 16.0%, the highest since 2008, as measured by the energy component of the Credit Suisse High Yield Index. We believe that the debt securities of many of these energy companies are undervalued relative to our fundamental analysis and that the broad decline in energy credit prices has not taken into account company-by-company differences in hedging programs, cost structures and liquidity profiles. In addition, certain companies have the ability to reduce costs through technological advances and many have options available to them to enhance liquidity in the event commodity prices remain depressed for a prolonged period of time. It is our view that by focusing our investments in the senior secured debt of companies with positive free cash flows, low cost structures, strong balance sheets and high-quality reserves we can generate attractive risk-adjusted returns over the long-term, while protecting our downside in most commodity price environments. Senior secured debt investments in upstream energy companies can provide downside protection through hard asset coverage. These investments can be secured by the issuer's assets (e.g., reserves) which comprise the majority of enterprise value in upstream companies, and may be seized by senior secured creditors in the event of a default, if necessary.

        We also believe that the recent commodity price volatility has and should continue to disrupt the flow of credit from banks and the capital markets to energy companies and that this disruption will create opportunities for us to increase our directly originated deal flow. In particular, we expect that private energy companies, which represent approximately 98% of all U.S. energy companies, will experience the most significant reduction in credit availability from traditional sources. At the same time, we see multiple factors which will necessitate additional and continued capital infusion for energy companies across all sub-sectors. Upstream companies face anticipated production declines of previously discovered oil and natural gas reserves, which we believe will require large annual capital inflows to replace lost production. Midstream assets throughout the United States are aging and are not ideally located to new areas of development, requiring that additional infrastructure be built to ensure this new supply reaches market. Further, we believe these investment opportunities could increase due to potential environmental regulations that are expected to impact fossil-fuel power generation, particularly coal generation, which itself comprises more than a third of the current U.S. power market. We expect such market dynamics across these sub-sectors will present a growing investment opportunity for us over the long-term. Additionally, we believe that regulatory factors may further diminish the role of traditional financial institutions in providing financing to energy companies.

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

Characteristics of and Risks Related to Investments in Private Companies

        We invest primarily in income-oriented securities of privately-held Energy companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market, and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS Advisor and/or GSO to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

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

  •
  Proven management teams.  We focus on companies that have experienced management teams with an established track record of success. We typically require our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management's goals with ours.

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

Potential Competitive Strengths

        We believe that we offer investors the following potential competitive strengths:

  Global Platform with Seasoned Investment Professionals.

        We believe that the breadth and depth of the experience of FS Advisor's senior management team, together with the wider resources of GSO's investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provides us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities worldwide.

  Long-term Investment Horizon.

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

  GSO Transaction Sourcing Capability.

        FS Advisor seeks to leverage GSO's significant access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms), through its trading platform, relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints as discussed under "—Regulation" and the allocation policies of GSO and its affiliates, as applicable, also through GSO's direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO provides a significant pipeline of investment opportunities for us. GSO also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

  Disciplined, Income-Oriented Investment Philosophy.

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

  Investment Expertise Across All Levels of the Corporate Capital Structure.

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

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for consideration and approval by FS Advisor according to guidelines set by FS Advisor. FS Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FS Advisor. The amount of this reimbursement is set at the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FS Advisor. Our board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

        In addition, we have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services including, but not limited to, preparing preliminary financial information for review by FS Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Investment Types

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration

  Senior Debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the lowest risk among all investments in a company. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid and the value of the collateral may not be sufficient to repay in full both first lien secured debt and second lien secured debt. Generally, in normalized markets, we expect that the variable interest rate on our first lien debt typically will range between 4.0% and 9.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR. In normalized markets, we expect that the variable interest rate on second lien debt will range between 6.0% and 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

  Subordinated Debt

        In addition to senior debt, we may invest a portion of our assets in subordinated debt of private companies. Subordinated debt usually ranks junior in priority of payment to first lien and second lien secured loans and is often unsecured, but is situated above preferred equity and common equity in the capital structure. In return for their junior status compared to first lien and second lien secured loans, subordinated debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, in normalized markets, we expect these securities to carry a fixed rate or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

  Other Securities

        We may also invest from time to time in derivatives, such as total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities. Any use of derivatives may subject us to additional risks. See "Item 1A. Risk Factors—Risks Related to Our Investments—We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage."

Sources of Income

        The primary means through which our shareholders may receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 3.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.

Risk Management

        We seek to limit the downside potential of our investment portfolio by:

  •
  applying our investment strategy guidelines for portfolio investments;

  •
  requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

  •
  allocating our portfolio among various issuers and sub-sectors, and size permitting, with an adequate number of companies, across different sub-sectors of the Energy industry, with different types of collateral; and

  •
  negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

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

Our Transaction Process

  Sourcing

        In order to source transactions, FS Advisor seeks to leverage GSO's significant access to transaction flow, along with GSO's trading platform, which allows for access to the syndicated loan market, which may be a key source of investment opportunities for us. GSO seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's direct origination channels. GSO also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GSO may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. We believe that the broad network of GSO provides a significant pipeline of investment opportunities for us.

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

        Credit Analysis/Due Diligence.    Before undertaking an investment, the transaction teams from GSO and FS Advisor conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

        Typically, FS Advisor and GSO receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FS Advisor and GSO use this data, combined with due diligence gained through contact with the company's customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company's operating performance and prospects. GSO may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring these investments.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$159,204	5%	$119,174	4%
2	1,340,637	44%	2,630,119	78%
3	1,288,144	42%	586,116	17%
4	203,084	7%	39,768	1%
5	78,429	2%	—	—

	$3,069,498	100%	$3,375,177	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. As of December 31, 2015, 42% of our portfolio, based on fair value, consisted of investments with an investment rating of three, 7% of our portfolio, based on fair value, consisted of investments with an investment rating of four and 2% of our portfolio, based on fair value, consisted of investments with an investment rating of five. The increase in the amount of our investments rated a three or four and the investments now rated a five is due primarily to the pronounced decline in the price of oil and the increased volatility in the Energy credit markets during the year ended December 31, 2015.

        Valuation Process.    Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FS Advisor and any other professionals or materials that our board of trustees deems worthy and relevant, including GSO and independent third-party valuation services, if applicable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

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

Financing Arrangements

        To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Our wholly-owned, special-purpose financing subsidiaries, Berwyn Funding LLC, or Berwyn Funding; FSEP Term Funding LLC, or FSEP Funding; Energy Funding LLC, or Energy Funding; Foxfields Funding LLC, or Foxfields Funding; Gladwyne Funding LLC, or Gladwyne Funding; Strafford Funding LLC, or Strafford Funding and Wayne Funding LLC, or Wayne Funding, have entered into financing arrangements with BNP Paribas Prime Brokerage, Inc., or BNP; Deutsche Bank AG, New York Branch, or Deutsche Bank; Natixis, New York Branch, or Natixis; Fortress Credit Co LLC, or Fortress; Goldman Sachs Bank USA, or Goldman; and Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, or Wells Fargo, respectively. The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2015:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	September 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Fortress Facility	Term	L+5.00%(2)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$92,173	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$140,000	$60,000	September 9, 2019

(1)
The financing arrangement entered into by Berwyn Funding and BNP, or the BNP facility, is generally terminable upon 270 days' notice by either party. As of December 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
The financing arrangement entered into by Foxfields Funding and Fortress, or the Fortress facility, accrues interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,010,699 and 2.77%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings was 2.95%.

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

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

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

  Code of Ethics

        We and FS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code's requirements. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on November 14, 2014. FS Advisor's code of ethics is attached as an exhibit to Post-Effective Amendment No. 3 to our registration statement on Form N-2 (File No. 333-184407) pertaining to the public offering of our common shares filed on November 17, 2014. Shareholders may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.franklinsquare.com and on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, at 100 F Street, N.E, Washington, D.C. 20549.

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

        The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

        We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.

        If we:

  •
  qualify as a RIC; and

  •
  satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as dividends to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as dividends to our shareholders.

        As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute dividends in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (as adjusted for certain ordinary losses) for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

        In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

  •
  continue to qualify as a BDC under the 1940 Act at all times during each tax year;

  •
  derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain "qualified publicly-traded partnerships," or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

  •
  diversify our holdings so that at the end of each quarter of the tax year:

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

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

        We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on instruments in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

        To satisfy the Diversification Tests at the close of each quarter of our tax year, we will generally have invested no more than 25% of the value of our total assets in MLPs and certain other "qualified publicly traded partnerships". As a limited partner in the MLPs in which we seek to invest, we will be deemed to have received our share of income, gains, losses, deductions, and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. The percentage of an MLP's income and gains which is offset by tax deductions, losses and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our investment company taxable income that we are required to distribute to shareholders to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement or to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and become subject to corporate-level U.S. federal income tax. We may also recognize for U.S. federal income tax purposes gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed (or deemed distributed) in order to avoid liability for corporate-level U.S. federal income taxes on such gain.

        A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

        Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our shareholders on such fees and income.

Employees

        We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FS Advisor, which manages and oversees our investment operations. In the future, FS Advisor may retain additional investment personnel based upon its needs.

Available Information

        Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all shareholders of record and to the securities administrator in each jurisdiction in which we offer or sell securities. In addition, we will distribute our annual report on Form 10-K to all shareholders of record and to the securities administrator in each jurisdiction in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.franklinsquare.com and on the SEC's website at www.sec.gov. These reports should not be considered a part of or as incorporated by reference into this annual report on Form 10-K and the information contained on our website should not be considered to be part of or as incorporated by reference into this annual report on Form 10-K.

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

Item 1A.    Risk Factors.

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline or the value of our debt our equity investments may decline, and investors may lose all or part of their investment.

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

        Our common shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company, including potentially a company that is an affiliate of us.

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

        A liquidity event could include (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company, including potentially a company that is an affiliate of us. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor's common shares will be limited to our share repurchase program, which we have no obligation to maintain.

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

        In addition, even if GSO identifies privately-negotiated investment opportunities that meet our investment objectives, because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (i.e., where price is the only negotiated point) and the allocation policies of FS Advisor, GSO and their respective affiliates.

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

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may be changed by our board of trustees if we provide our shareholders with at least 60 days' prior notice. In addition, our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategy without prior notice and without shareholder approval. We cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategy would have on our business, net asset value, operating results and the value of our common shares. However, the effects might be adverse, which could negatively impact our ability to pay distributions to shareholders and cause shareholders to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those currently contemplated. Finally, because our common shares are not expected to be listed on a national securities exchange for the foreseeable future, shareholders will be limited in their ability to sell their common shares in response to any changes in our investment policy, operating policies, investment criteria or strategy.

Our ability to achieve our investment objectives depends on FS Advisor's and GSO's ability to manage and support our investment process. If either our agreement with FS Advisor or FS Advisor's agreement with GSO were to be terminated, or if either FS Advisor or GSO were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

        Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FS Advisor and GSO. FS Advisor, with the assistance of GSO, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FS Advisor and GSO, as well as their respective senior management teams. The departure of any members of FS Advisor's senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GSO or termination of key relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FS Advisor.

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

        If FS Advisor or GSO fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FS Advisor and GSO have relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. GSO may compensate certain brokers or other financial services firms out of GSO's own profits or revenues for services provided in connection with the identification of appropriate investment opportunities.

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

        Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by or under the direction of our board of trustees. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of trustees.

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

        We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our common shares, could also have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

        We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management's time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting are or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

        In August 2011, Standard & Poor's Ratings Services, or S&P, lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+," which was affirmed by S&P in June 2015. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations are inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government's sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which, in turn, would reduce our net asset value.

        Under the 1940 Act, we are required to carry our investments at market value or, if there is no readily available market value, at fair value as determined in good faith by or under the direction of our board of trustees. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in significant reductions to our net asset value for a given period.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

        In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our shareholders.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

        Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. The proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

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

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise affect our business.

        Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers' computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Risks Related to FS Advisor, GSO and Their Respective Affiliates

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

        For U.S. federal income tax purposes, we will be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FS Advisor's and GSO's senior management and investment teams have to our affiliates and to other clients.

        The members of the senior management and investment teams of both FS Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings' four other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and Franklin Square Holdings' affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS Advisor to manage our day-to-day activities and to implement our investment strategy. FS Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FS Advisor and its employees will devote only as much of its or their time to our business as FS Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FS Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO or its subsidiary, GDFM, serves as investment sub-adviser to Franklin Square Holdings' four other affiliated BDCs and Franklin Square Holdings' affiliated closed-end management investment company. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

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

FS Advisor's liability is limited under our investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

        Pursuant to our investment advisory and administrative services agreement, FS Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FS Advisor will not be liable to us for their acts under our investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FS Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FS Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FS Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under our investment advisory and administrative services agreement. These protections may lead FS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

        As a result of our need to satisfy the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined in the 1940 Act, including issuing preferred shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater shareholder dilution.

        We expect to continue to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and as a result could cause us to be subject to U.S federal corporate income or excise taxation, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

        As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

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

        The net proceeds from the sale of common shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must make distributions to our shareholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred shares, which we refer to collectively as "senior securities," such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred shares. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and sub-sectors and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

        Our investments in senior and subordinated debt, select equity investments and other investments issued by private Energy companies may be risky.

        Senior Debt.    There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company's subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. In addition, second lien secured loans are granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay first lien secured loans in full before second lien secured loans are paid. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the senior debt's terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

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

        Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

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

  •
  The deferral of PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and

  •
  Original issue discount may create a risk of non-refundable cash payments to FS Advisor based on non-cash accruals that may never be realized.

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

A prolonged continuation of depressed oil and natural gas prices could have a material adverse effect on us.

        A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in Energy companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, it is likely that our portfolio companies' abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is likely that our portfolio companies' cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on certain of our investments.

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

Investments in MLPs are subject to certain tax risks.

        MLPs are not subject to tax at the partnership level. Rather, each partner is allocated a share of the MLP's income, gains, losses, deductions, and expenses. A change in current tax law, or a change in the underlying business of a given MLP could result in the MLP being treated as a corporation for U.S. federal tax purposes, which would result in such MLP being required to pay U.S. federal income tax on its taxable income. Such treatment also would have the effect of reducing the amount of cash available for distribution by the affected MLP.

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

        Our wholly-owned, special-purpose financing subsidiaries, Berwyn Funding, FSEP Funding, Energy Funding, Foxfields Funding, Wayne Funding, Gladwyne Funding and Strafford Funding have entered into financing arrangements with BNP, Deutsche Bank, Natixis, Fortress, Wells Fargo and Goldman, respectively. The agreements governing these financing arrangements contain various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangements and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiaries to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders.

        Our or our subsidiaries' failure to comply with the covenants set forth in the financing arrangements could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for a more detailed discussion of the terms of our financing arrangements.

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

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of September 11, 2014 and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014 Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $577,750. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $325,000, plus applicable financing fees. As of December 31, 2015, Strafford Funding has purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility. The maximum repurchase amount payable by Strafford Funding to Goldman under the Goldman facility in respect of the Notes is $325,000, plus applicable financing fees.

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

        For as long as the Notes remain outstanding, Goldman has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Gladwyne Funding under the Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the trustee under the Indenture to declare events of default under or accelerate the Notes in accordance with the terms of the Indenture. Goldman has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default (as defined in the Indenture) with respect to the Notes, the trustee, which is currently Citibank N.A., or Citibank, may declare the outstanding principal amount of all of the Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Notes and triggering a repayment obligation on the part of Gladwyne Funding. Gladwyne Funding may not have proceeds sufficient to make required payments on the Notes and make any distributions to us. Any failure of Gladwyne Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

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

        As of December 31, 2015, we had $371,679 in borrowings available under our financing arrangements. Below is a summary of our outstanding financing arrangements as of December 31, 2015:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	September 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Fortress Facility	Term	L+5.00%(2)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$92,173	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$140,000	$60,000	September 9, 2019

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

        Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3,945,591 in total average assets, (ii) a weighted average cost of funds of 3.21%, (iii) $1,412,173 in borrowings outstanding (i.e., assumes that the full $1,412,173 available to us as of December 31, 2015 under the financing arrangements with BNP, Deutsche Bank, Fortress, Goldman, Natixis and Wells Fargo is outstanding) and (iv) $2,533,418 in average shareholders' equity. In order to compute the "Corresponding return to shareholders," the "Assumed Return on Our Portfolio (net of expenses)" is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders' equity to determine the "Corresponding return to shareholders." Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	–10%	–5%	0%	5%	10%
Corresponding return to shareholders	–17.36%	–9.58%	–1.79%	6.00%	13.79%

        Similarly, assuming (i) approximately $3,945,591 in total average assets, (ii) a weighted average cost of funds of approximately 3.21% and (iii) $1,412,173 in borrowings outstanding (i.e., assumes that the full $1,412,173 available to us as of December 31, 2015 under the financing arrangements with BNP, Deutsche Bank, Fortress, Goldman, Natixis and Wells Fargo is outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.15% in order to cover the annual interest payments on our outstanding borrowings.

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

  •
  The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our shareholders each tax year, dividends of an amount at least equal to the sum of 90% of our "investment company taxable income," which is generally the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, determined without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

        We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders' investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some of our investments may be subject to corporate-level income tax.

        We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt obligations that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discounts or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

        Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may be adversely affected if an MLP or other non-corporate business structure in which we invest is treated as a corporation, rather than a partnership, for U.S. federal income tax purposes.

        Our ability to meet our investment objectives will depend on the level of taxable income and distributions and dividends we receive from the MLPs and other Energy company securities in which we may invest, a factor over which we have no control. The benefit we derive from an investment in MLPs is largely dependent on the MLPs being treated as partnerships for U.S. federal income tax purposes. As a partnership, an MLP has no tax liability at the entity level. If, as a result of a change in current law or a change in an MLP's business, an MLP is treated as a corporation for U.S. federal income tax purposes, such MLP would be obligated to pay U.S. federal income tax on its income at the corporate tax rate. If an MLP were classified as a corporation for U.S. federal income tax purposes, the amount of cash available for distribution would be reduced and distributions received by us would be taxed under U.S. federal income tax laws applicable to corporate distributions (as dividend income, return of capital or capital gain). Therefore, treatment of an MLP as a corporation for U.S. federal income tax purposes would result in a reduction in the after-tax return to us, likely causing a reduction in the value of our common shares. In addition, if we receive a Schedule K-1 from an MLP after having mailed a Form 1099-DIV to our shareholders, and our estimates with respect to the applicable MLP are determined to have been materially incorrect, we may be required to mail an amended Form 1099-DIV to our shareholders.

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

Our portfolio investments may present special tax issues.

        Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See "Item 1. Business—Taxation as a RIC."

Legislative or regulatory tax changes could adversely affect investors.

        At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

        We are offering our common shares on a continuous basis at a price of $6.95 per share as of March 1, 2016; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that common shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share. In connection with each weekly closing on the sale of common shares in our continuous public offering, our board of trustees or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling common shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then-current net asset value per share.

        In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

        Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	450,000,000	—	379,873,173

        As of March 1, 2016, we had 87,560 record holders of our common shares.

Share Repurchase Program

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

        We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of our common shares under our distribution reinvestment plan. Because our distribution reinvestment plan is structured as an "opt in" program that requires shareholders to affirmatively elect to have their cash distributions reinvested in additional common shares, such requirement may contribute to the illiquidity of our common shares. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above. We intend to offer to repurchase common shares on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. FS Advisor will not receive any separate fees in connection with the repurchase of shares under our share repurchase program. Our board of trustees may amend, suspend, or terminate the share repurchase program at any time, upon 30 days' notice.

        The table below provides information concerning our repurchases of common shares during the quarter ended December 31, 2015 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2015	2,711,088	$7.875	2,711,088	(1)
November 1 to November 30, 2015	—	—	—	—
December 1 to December 31, 2015	—	—	—	—

Total	2,711,088	$7.875	2,711,088	(1)

(1)
A description of the maximum number of common shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

        We declared our first distribution on July 21, 2011. Subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a weekly basis and pay such distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. For example, our board of trustees may periodically declare share distributions in order to reduce our net asset value per share if necessary to ensure that we do not sell common shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013	$0.6616	$77,815
2014	$0.6882	$163,043
2015	$0.7085	$238,833

        On November 11, 2015 and March 9, 2016, our board of trustees declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. We have not established limits on the amount of funds we may use from available sources to make distributions.

        For additional information regarding our distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions."

Item 6.    Selected Financial Data

        The following selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)
Statements of operations data:
Investment income	$379,653	$289,970	$132,002	$29,965	$1,394
Operating expenses
Total expenses	152,058	115,081	65,198	19,803	1,466
Less: Expense reimbursement from sponsor	—	—	—	(1,432)	(725)
Add: Expense recoupment to sponsor	—	—	—	1,432	—

Net expenses	152,058	115,081	65,198	19,803	741

Net investment income (loss)	227,595	174,889	66,804	10,162	653
Total net realized and unrealized gain (loss) on investments	(738,894)	(344,398)	41,566	32,101	314

Net increase (decrease) in net assets resulting from operations	$(511,299)	$(169,509)	$108,370	$42,263	$967

Per share data:(2)
Net investment income (loss)—basic and diluted(3)	$0.67	$0.74	$0.58	$0.33	$0.16

Net increase (decrease) in net assets resulting from operations—basic and diluted(3)	$(1.51)	$(0.72)	$0.94	$1.38	$0.23

Distributions declared(4)	$0.71	$0.69	$0.66	$0.63	$0.28

Balance sheet data:
Total assets	$3,499,419	$3,714,351	$2,428,659	$829,494	$112,732

Credit facilities and repurchase agreement payable	$1,040,494	$1,090,413	$624,174	$185,232	$20,518

Total net assets	$2,417,861	$2,565,721	$1,676,237	$602,889	$67,685

Other data:
Total return(5)	(15.87)%	(4.14)%	10.49%	14.07%	1.23%
Number of portfolio company investments at period end	90	125	104	64	21
Total portfolio investments for the period	$1,195,947	$2,437,689	$2,295,602	$826,011	$95,199
Proceeds from sales and prepayments of investments	$800,534	$1,044,311	$735,673	$244,192	$3,564

(1)
We formally commenced investment operations on July 18, 2011. Prior to such date, we had no operations except for matters relating to our organization.

(2)
The share information utilized to determine per share data for the years ended December 31, 2012 and 2011 has been retroactively adjusted to reflect the share distribution declared in February 2012.

(3)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(4)
The per share data for distributions reflects the actual amount of distributions paid per share (as adjusted for share distributions) during the applicable period.

(5)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions." The total return does not consider the effect of the sales load from the sale of our common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the returns shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to shareholders.

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

  •
  actual and potential conflicts of interest with FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Global Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund, GSO or any of their affiliates;

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

        Direct Originations: We intend to leverage our relationship with GSO and its global sourcing and origination platform including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Revenues

        The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net realized gain or loss on foreign currency, net change in unrealized appreciation or depreciation on investments; net change in unrealized appreciation or depreciation on total return swap and net change in unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on total return swap is the net monthly settlement payments received on our total return swap, or TRS. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on May 24, 2013. We may, however, elect to utilize a total return swap in the future.

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

  •
  costs associated with our chief compliance officer; and

  •
  all other expenses incurred by FS Advisor, GSO or us in connection with administering our business, including expenses incurred by FS Advisor or GSO in performing administrative services for us and administrative personnel paid by FS Advisor or GSO, to the extent they are not controlling persons of FS Advisor, GSO or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

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

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, amended and restated as of May 16, 2013, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

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

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to our shareholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to our common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to our common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. We are not obligated to pay interest on the payments we receive from Franklin Square Holdings. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP for investment companies.

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

        As of December 31, 2015 and 2014, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2013, $1,083 of expense recoupments was paid to Franklin Square Holdings. As of December 31, 2015 and 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Years Ended December 31, 2015 and 2014

        During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,195,947. During the same period, we sold investments for proceeds of $590,726 and received principal repayments of $209,808. As of December 31, 2015, our investment portfolio, with a total fair value of $3,069,498 (30% in first lien senior secured loans, 30% in second lien senior secured loans, 11% in senior secured bonds, 19% in subordinated debt and 10% in equity/other), consisted of interests in 90 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA, of approximately $244.8 million. As of December 31, 2015, the investments in our portfolio were purchased at a weighted average price of 98.4% of par value and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.3% based upon the amortized cost of our investments. The estimated gross annual portfolio yield does not represent an actual investment return to shareholders.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of December 31, 2015 and our public offering price of $7.50 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2015 was 9.45%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

        During the year ended December 31, 2014, we made investments in portfolio companies totaling $2,437,689. During the same period, we sold investments for proceeds of $462,170 and received principal repayments of $582,141. As of December 31, 2014, our investment portfolio, with a total fair value of $3,375,177 (25% in first lien senior secured loans, 29% in second lien senior secured loans, 9% in senior secured bonds, 28% in subordinated debt and 9% in equity/other), consisted of interests in 125 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $233.3 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 99.1% of par value and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2014. The estimated gross annual portfolio yield does not represent an actual investment return to shareholders.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2015 and 2014:

	For the Year Ended
Net Investment Activity	December 31, 2015	December 31, 2014
Purchases	$1,195,947	$2,437,689
Sales and Redemptions	(800,534)	(1,044,311)

Net Portfolio Activity	$395,413	$1,393,378

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$439,617	37%	$579,698	24%
Senior Secured Loans—Second Lien	261,831	22%	669,846	27%
Senior Secured Bonds	196,821	16%	314,897	13%
Subordinated Debt	258,418	22%	706,530	29%
Equity/Other	39,260	3%	166,718	7%

Total	$1,195,947	100%	$2,437,689	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans— First Lien	$1,055,070	$929,790	30%	$881,945	$854,825	25%
Senior Secured Loans— Second Lien	1,213,716	923,402	30%	1,059,981	989,972	29%
Senior Secured Bonds	445,475	323,948	11%	324,963	285,485	9%
Subordinated Debt	860,872	579,740	19%	1,124,512	940,313	28%
Equity/Other	319,274	312,618	10%	271,649	304,582	9%

Total	$3,894,407	$3,069,498	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Number of Portfolio Companies	90	125
% Variable Rate (based on fair value)	50.9%	51.8%
% Fixed Rate (based on fair value)	38.9%	39.2%
% Income Producing Equity or Other Investments (based on fair value)	5.9%	4.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.3%	5.0%
Average Annual EBITDA of Portfolio Companies	$244,789	$233,303
Weighted Average Purchase Price of Investments (as a % of par value)	98.4%	99.1%
% of Investments on Non-Accrual (based on fair value)	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	9.1%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2015:

Net Direct Originations	For the Three Months Ended December 31, 2015	For the Year Ended December 31, 2015
Total Commitments (including Unfunded Commitments)	$29,722	$555,867
Exited Investments (including partial paydowns)	(12,250)	(27,257)

Net Direct Originations	$17,472	$528,610

	For the Three Months Ended December 31, 2015		For the Year Ended December 31, 2015
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$434	1%	$186,513	34%
Senior Secured Loans—Second Lien	—	—	252,532	45%
Senior Secured Bonds	—	—	62,400	11%
Subordinated Debt	—	—	6,997	1%
Equity/Other	29,288	99%	47,425	9%

Total	$29,722	100%	$555,867	100%

	For the Three Months Ended December 31, 2015	For the Year Ended December 31, 2015
Average New Direct Origination Commitment Amount	$14,861	$34,742
Weighted Average Maturity for New Direct Originations	5/31/20	6/12/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	6.2%	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.9%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	12.2%	10.7%

        The following table presents certain selected information regarding our direct originations as of December 31, 2015 and 2014:

Characteristics of All Direct Originations held in Portfolio	December 31, 2015	December 31, 2014
Number of Portfolio Companies	27	22
Average Annual EBITDA of Portfolio Companies	$82,111	$29,450
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.8x	4.0x
% of Investments on Non-Accrual (based on fair value)	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.9%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.9%	10.1%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,975,269	64%	$1,371,063	41%
Opportunistic	567,149	19%	892,154	26%
Broadly Syndicated/Other	527,080	17%	1,111,960	33%

Total	$3,069,498	100%	$3,375,177	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,689,705	55%	$1,815,456	54%
Midstream	215,906	7%	233,836	7%
Downstream	12,195	0%	12,494	0%
Power	519,593	17%	326,773	10%
Service & Equipment	632,099	21%	986,618	29%

Total	$3,069,498	100%	$3,375,177	100%

        As of December 31, 2015, except for FourPoint Energy, LLC, in which we held a senior secured bond and two equity/other investments, Sunnova Holdings, LLC, in which we held one equity/other investment and its wholly-owned subsidiary Sunnova Asset Portfolio 5 Holdings, LLC, in which we held one first lien senior secured loan, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2015, except for Sunnova Holdings, LLC, in which we held one equity/other investment and its wholly-owned subsidiary Sunnova Asset Portfolio 5 Holdings, LLC, in which we held one first lien senior secured loan, we did not "control" any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, we had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. As of December 31, 2014, we had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$159,204	5%	$119,174	4%
2	1,340,637	44%	2,630,119	78%
3	1,288,144	42%	586,116	17%
4	203,084	7%	39,768	1%
5	78,429	2%	—	—

	$3,069,498	100%	$3,375,177	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. As of December 31, 2015, 42% of our portfolio, based on fair value, consisted of investments with an investment rating of three, 7% of our portfolio, based on fair value, consisted of investments with an investment rating of four and 2% of our portfolio, based on fair value, consisted of investments with an investment rating of five. The increase in the amount of our investments rated a three or four and the investment now rated a five is due primarily to the pronounced decline in the price of oil and the increased volatility seen specifically in the energy credit markets during the year ended December 31, 2015.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

        The performance of our portfolio during the year ended December 31, 2015 was primarily driven by a widening of credit spreads in the high yield energy market over the last seven months of 2015. As of May 31, 2015, high yield credit spreads had tightened from the beginning of the year; however, in June, spreads reversed course due in large part to the dramatic decline in oil and natural gas prices. For example, the "spread-to-worst" of the Bank of America Merrill Lynch High Yield Energy Index, which measures the difference from the worst performing security to the best, increased from 756 basis points as of December 31, 2014 to 1,405 basis points as of December 31, 2015, which was the highest annual year-end spread on record. Overall, the Bank of America Merrill Lynch High Yield Energy Index ended 2015 with a yield-to-worst of 15.9%, a year-end historic high.

        With the decline in oil and gas prices resulting in a re-pricing of risk, the high yield energy market changed dramatically during the course of 2015. Exploration and production, or E&P, and oil field service companies were especially impacted during the year. The average par weighted price of bonds issued by E&P and oil field service companies decreased from approximately $83 and $83, respectively, to begin the year, to approximately $53 and $57, respectively, on December 31, 2015. This broad sector write-down impacted our reported unrealized depreciation for the year ended December 31, 2015.

        As a result of oil and natural gas price volatility, high yield energy credit new issuance declined year over year after a robust start to 2015. According to JP Morgan, through May 2015, energy credit issuance (USD, global) totaled approximately $25 billion, or 14.9% of total new credit issue volume. Given the volatility and uncertainty in the market, we deployed less capital in 2015 than in 2014.

Revenues

        We generated investment income of $379,653 and $289,970 for the years ended December 31, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $343,792 and $264,570 of cash income earned as well as $35,861 and $25,400 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the years ended December 31,

2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the years ended December 31, 2015 and 2014, we generated $31,682 and $31,889 of fee income, which represented 8.3% and 11.0%, respectively of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $152,058 and $115,081 for the years ended December 31, 2015 and 2014, respectively. Our expenses include base management fees attributed to FS Advisor of $75,997 and $61,970 for the years ended December 31, 2015 and 2014, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $4,056 and $3,831 for the years ended December 31, 2015 and 2014, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the years ended December 31, 2015 and 2014, we accrued a subordinated incentive fee on income of $31,016 and $32,072, respectively. During the year ended December 31, 2015, we did not accrue any capital gains incentive fees. During the year ended December 31, 2014, we reversed $10,993 of capital gains incentive fees previously accrued based on the performance of our portfolio, which was primarily driven by increased volatility and a widening of credit spreads in the energy high yield and leveraged loan markets over the six month period ended December 31, 2014.

        We recorded interest expense of $30,703 and $19,069 for the years ended December 31, 2015 and 2014, respectively, in connection with our financing arrangements. For the years ended December 31, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,405 and $1,211, respectively, and fees and expenses incurred with our share transfer agent totaled $2,757 and $2,541, respectively. Fees for our board of trustees were $970 and $853 for the years ended December 31, 2015 and 2014, respectively.

        Our other general and administrative expenses totaled $4,841 and $3,615 for the years ended December 31, 2015 and 2014, respectively, and consisted of the following:

	Year Ended December 31,
	2015	2014
Expenses associated with our independent audit and related fees	$552	$399
Compensation of our chief compliance officer(1)	10	80
Legal fees	686	882
Printing fees	1,717	469
Insurance expense	316	221
Other	1,560	1,564

Total	$4,841	$3,615

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the years ended December 31, 2015 and 2014, we accrued $313 and $912, respectively, for income and excise taxes.

        During the years ended December 31, 2015 and 2014, the ratio of our total expenses to our average net assets was 5.55% and 5.07%, respectively. During the years ended December 31, 2015 and 2014, our ratio of total expenses to average net assets included $30,703 and $19,069, respectively, related to interest expense, $31,016 and $21,079, respectively, related to accruals for (or reversals of previously accrued) incentive fees and $313 and $912, respectively, related to accruals for income and excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 3.29% and 3.26% for the years ended December 31, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $227,595 ($0.67 per share) and $174,889 ($0.74 per share) for the years ended December 31, 2015 and 2014, respectively. The decrease in net investment income on a per share basis can be attributed primarily to an increase in accruals for incentive fees and interest expense during the period.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $590,726 and $209,808, respectively, during the year ended December 31, 2015, from which we realized a net loss of $201,559. During the year ended December 31, 2015, we realized a net loss of $210 from settlements on foreign currency. We sold investments and received principal repayments of $462,170 and $582,141, respectively, during the year ended December 31, 2014, from which we realized a net loss of $5,682. During the year ended December 31, 2014, we realized a net loss of $636 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the years ended December 31, 2015 and 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(537,036) and $(338,120), respectively, and the net change in unrealized gain (loss) on foreign currency was $(89) and $40, respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2015 was primarily driven by a general widening of credit spreads in Energy markets and by the performance of our directly originated and opportunistic investments. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2014 was primarily driven by increased volatility and a widening of credit spreads in the energy high yield and leveraged loan markets over the final six months of 2014.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the years ended December 31, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $(511,299) ($(1.51) per share) and $(169,509) ($(0.72) per share), respectively.

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

        During the years ended December 31, 2014 and 2013, we accrued $912 and $800, respectively for income and excise taxes.

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

Financial Condition, Liquidity and Capital Resources

Overview

        As of December 31, 2015, we had $368,867 in cash, which we held in custodial accounts, and $371,679 in borrowings available under our financing arrangements. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements."

        During the year ended December 31, 2015, we sold 77,649,795 common shares for gross proceeds of $699,582 at an average price per share of $9.01. The gross proceeds received during the year ended December 31, 2015 include reinvested shareholder distributions of $152,401, for which we issued 18,641,269 common shares. During the year ended December 31, 2015, we also incurred offering costs of $8,950 in connection with the sale of our common shares, which consisted primarily of legal, accounting, printing and other expenses, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses and due diligence fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common shares were $48,351 for the year ended December 31, 2015. These sales commissions and fees include $9,251 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through March 1, 2016, we have sold 386,582,293 common shares (as adjusted for share distributions) for gross proceeds of $3,896,873, including common shares issued under our distribution reinvestment plan. As of March 1, 2016, we have raised total gross proceeds of $3,917,077, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the years ended December 31, 2015, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
September 30, 2013	October 2, 2013	156,300	100%	$9.675	$1,512
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.900	$3,973
September 30, 2014	October 1, 2014	306,972	100%	$9.900	$3,039
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.730	$6,258
June 30, 2015	July 1, 2015	955,664	100%	$8.820	$8,429
September 30, 2015	October 7, 2015	2,711,088	100%	$7.875	$21,350

        On January 6, 2016, we repurchased 2,716,924 common shares (representing 100% of common shares tendered for repurchase) at $6.75 per share for aggregate consideration totaling $18,339.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2015:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	September 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Fortress Facility	Term	L+5.00%(2)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$92,173	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$140,000	$60,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,010,699 and 2.77%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings was 2.95%.

BNP Facility

        On December 11, 2013, Berwyn Funding our wholly-owned, special-purpose financing subsidiary, entered into the BNP facility. As amended to date, Berwyn Funding can borrow, from time to time, up to $300,000 from BNP. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed facility agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP and a special custody and pledge agreement by and among Berwyn Funding, BNP and State Street, as custodian, each dated as of December 11, 2013, and which are collectively referred to herein as the BNP financing agreements.

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

        As of December 31, 2015 and 2014, $113,737 and $223,000, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $449 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of December 31, 2015, all of the deferred financing costs had been amortized to interest expense.

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$2,983	$1,822	$28
Non-usage fees	507	573	50
Amortization of deferred financing costs	76	349	24

Total interest expense	$3,566	$2,744	$102

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$3,528	$2,132	$—
Average borrowings under the facility(2)	$209,117	$134,436	$38,000
Effective interest rate on borrowings	1.71%	1.36%	1.35%
Weighted average interest rate (including the effect of non-usage fees)	1.67%	1.78%	3.52%

(1)
Interest under the BNP facility is paid monthly in arrears.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since we commenced borrowings thereunder to December 31, 2013.

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP facility contains customary events of default and other termination events for similar financing transactions, including: (a) the occurrence of a default or similar condition under certain third-party contracts by us and Berwyn Funding; (b) any change in BNP's interpretation of applicable law that, in the reasonable opinion of counsel to BNP, has the effect of impeding or prohibiting the facility; (c) certain events of insolvency or bankruptcy by us or Berwyn Funding; (d) specified material reductions in our or Berwyn Funding's net asset value; (e) any change in our fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as investment adviser to us and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the years ended December 31, 2015, 2014 and 2013, Berwyn Funding received a fee of $1, $19 and $0, respectively from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of December 31, 2015 and 2014, the fair value of those securities rehypothecated by BNP was $108,340 and $68,487, respectively.

        Borrowings of Berwyn Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Citibank Credit Facility

        On March 24, 2015, EP Funding LLC, or EP Funding, our wholly-owned, special-purpose financing subsidiary, repaid and terminated the Citibank credit facility with Citibank as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Citibank credit facility provided for borrowings in an aggregate principal amount up to $175,000 on a committed basis. Prior to the termination of the Citibank credit facility, borrowings under the facility accrued interest at a rate equal to three-month LIBOR plus 2.75% per annum. Under the Citibank credit facility, EP Funding was subject to a non-usage fee of 0.50% per annum to the extent that the aggregate principal amount available under the facility was not borrowed.

        As of December 31, 2015, no amounts remained outstanding under the Citibank credit facility. As of December 31, 2014, $128,300 was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. We incurred costs of $657 in connection with obtaining the facility, which we recorded as deferred financing costs on our consolidated balance sheets and amortized to interest expense over the life of the facility.

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Citibank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$471	$4,763	$2,222
Non-usage fees	—	1	30
Amortization of deferred financing costs	130	328	199

Total interest expense	$601	$5,092	$2,451

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$1,011	$4,903	$1,573
Average borrowings under the facility(2)	$70,020	$171,151	$140,217
Effective interest rate on borrowings	—	2.98%	2.81%
Weighted average interest rate (including the effect of non-usage fees)	2.99%	2.78%	2.90%

(1)
Interest under the Citibank credit facility was paid quarterly in arrears.

(2)
Average borrowings for the year ended December 31, 2015 were calculated for the period from January 1, 2015 to the date on which we repaid and terminated the facility. Average borrowings for the year ended December 31, 2013 were calculated for the period since we commenced borrowings thereunder to December 31, 2013.

        Borrowings of EP Funding were considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Funding, our wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank, as administrative agent and the lender party thereto. The Deutsche Bank credit facility subsequently was amended to increase the maximum commitments under the facility to $340,000 and extend the maturity date to June 11, 2016.

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

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, plus 1.80% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2016.

        As of December 31, 2015 and 2014, $280,000 was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $3,340 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, $529 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$5,951	$5,046	$4,509
Non-usage fees	456	385	191
Amortization of deferred financing costs	1,036	763	637

Total interest expense	$7,443	$6,194	$5,337

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$6,316	$5,294	$4,546
Average borrowings under the facility	$280,000	$245,260	$216,410
Effective interest rate on borrowings	2.30%	2.04%	2.04%
Weighted average interest rate (including the effect of non-usage fees)	2.29%	2.21%	2.17%

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

        In connection with the Deutsche Bank credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Deutsche Bank credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) borrowings under the facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or us; (e) us ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of our net asset value below a specified threshold; and (g) fraud or other illicit acts by us, FS Advisor or GSO in our or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Fortress Facility

        On November 6, 2015, Foxfields Funding, our wholly-owned financing subsidiary, entered into a senior secured multiple draw term loan facility with Fortress, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress facility, as amended, provides for $155,000 of term loans available to be borrowed during the first two years after the initial closing date of November 6, 2015 with an option for us to request, at one or more times during the first two years after the closing date, that existing or new lenders, at their election provide up to $45,000 of additional commitments.

        Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR accrues at a rate equal to LIBOR (subject to a floor of 0.75%) plus 5.00% per annum, and (ii) loans bearing interest by reference to the base rate accrues at 4.00% per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 1.75% per annum. Interest is payable quarterly in arrears beginning with the quarter ending March 31, 2016. During the first year after the closing date, Foxfields Funding is subject to a commitment fee at a rate equal to 100 basis points on the average daily undrawn initial facility amount of $125,000. Under certain conditions, Foxfields Funding will be subject to a prepayment premium if all or any part of the principal balance of the borrowings is prepaid prior to a date that is two years after the closing date. Foxfields Funding incurred certain customary fees, costs and expenses in connection with obtaining the facility.

        As of December 31, 2015, $89,600 was outstanding under the Fortress facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $1,121 in connection with obtaining and amending the Fortress facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, $1,094 of such deferred financing costs had yet to be amortized to interest expense.

        For the year ended December 31, 2015, the components of total interest expense for the Fortress facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$507
Non-usage fees	140
Amortization of deferred financing costs	27

Total interest expense	$674

        For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$56,714
Effective interest rate on borrowings	5.75%
Weighted average interest rate (including the effect of non-usage fees)	7.33%

(1)
Interest under the Fortress facility is paid quarterly in arrears and will commence on March 31, 2016.

(2)
Average borrowings for the year ended December 31, 2015 are calculated for the period since we commenced borrowings thereunder to December 31, 2015.

        In connection with the Fortress facility, Foxfields Funding has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type, including the following financial covenants: (a) our minimum consolidated shareholders' equity, as determined in accordance with GAAP and measured as of each fiscal quarter-end, must be greater than $1,500,000; (b) we must maintain at all times a 200% asset coverage ratio; (c) Foxfields Funding must maintain, as of each quarter-end, an asset coverage ratio of either 300% or 325% depending on the relative composition of its portfolio between debt and equity investments; and (d) the portfolio investments must be issued by not fewer than 10 unrelated obligors at all times, measured as of each quarter-end.

        The Fortress facility contains events of default customary for facilities of this type as described in the loan documentation. Upon the occurrence of an event of default, Fortress, at the instruction or with the consent of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the facility immediately due and payable. During the continuation of certain events of default, we must pay interest at a default rate.

        Borrowings of Foxfields Funding will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Financing

        On September 11, 2014, through our two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding and Strafford Funding, we entered into a debt financing arrangement with Goldman. The amount available under the financing arrangement, as amended, is $325,000. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

        Under the financing arrangement, assets in our portfolio may be sold and/or contributed by us from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between us and Gladwyne Funding, or the Sale and Contribution Agreement. As of December 31, 2015, the fair value of assets held by Gladwyne Funding was $642,954, which includes an initial contribution by us of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under the Notes to be issued from time to time by Gladwyne Funding to Strafford Funding under the Indenture with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of December 31, 2015, Strafford Funding had purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility. Strafford Funding purchased $241,550 of Notes during the year ended December 31, 2015.

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

        Strafford Funding, in turn, entered into a repurchase transaction with Goldman, pursuant to the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of December 31, 2015, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes available to be purchased under the Goldman facility, for a total purchase price equal to $324,984.

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2017. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Through March 15, 2015, financing fees accrued on the greater of $225,000 or the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees began to accrue on $325,000 (even in prior periods when the aggregate purchase price paid for Notes purchased by Goldman was less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility.

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

        As of December 31, 2015, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $324,984. The carrying amount outstanding under the Goldman facility approximates its fair value. We funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of December 31, 2015, Strafford Funding's liability under the Goldman facility was $324,984, plus $474 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on our financial statements.

        We incurred costs of $380 in connection with obtaining and amending the Goldman facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, $220 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2015 and 2014, the components of total interest expense for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$9,448	$445
Amortization of deferred financing costs	128	32

Total interest expense	$9,576	$477

        For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$9,419	$—
Average borrowings under the facility(2)	$251,427	$49,721
Effective interest rate on borrowings	3.09%	2.98%
Weighted average interest rate	3.76%	2.98%

(1)
Interest under the Goldman facility is paid quarterly in arrears.

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

Natixis Credit Facility

        On July 11, 2013, Energy Funding, our wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, as administrative agent and lender, Wells Fargo, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, we were no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the year ended December 31, 2015, we repaid $57,827 of outstanding borrowings under the facility.

        We contributed cash and debt securities to Energy Funding from time to time prior to the commencement of the amortization period under the facility, subject to certain restrictions set forth in the Natixis credit facility. We continue to retain a residual interest in any assets contributed through our ownership of Energy Funding or we received fair market value for any debt securities sold to Energy Funding. Energy Funding was also permitted to purchase additional debt securities from various sources prior to the commencement of the amortization period under the facility. Energy Funding has appointed us to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Energy Funding.

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

        As of December 31, 2015 and 2014, $92,173 and $150,000, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $2,544 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, $1,386 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Natixis credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$3,041	$3,733	$1,102
Non-usage fees	—	—	185
Amortization of deferred financing costs	782	256	120

Total interest expense	$3,823	$3,989	$1,407

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$3,195	$3,810	$771
Average borrowings under the facility(2)	$116,357	$150,000	$118,820
Effective interest rate on borrowings	2.77%	2.57%	2.94%
Weighted average interest rate (including the effect of non-usage fees)	2.61%	2.54%	2.99%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

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

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding, our wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit facility, with Wells Fargo, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility provided for borrowings in an aggregate principal amount up to $200,000 on a committed basis. On February 23, 2016, Wayne Funding and Wells Fargo entered into an amendment to reduce the aggregate borrowings available under the facility to $125,000.

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

        As of December 31, 2015 and 2014, $140,000 and $120,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. We incurred costs of $2,641 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2015, $1,950 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2015 and 2014, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$3,917	$219
Non-usage fees	575	191
Amortization of deferred financing costs	528	163

Total interest expense	$5,020	$573

        For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$4,369	$156
Average borrowings under the facility(2)	$129,575	$120,000
Effective interest rate on borrowings	3.23%	2.74%
Weighted average interest rate (including the effect of non-usage fees)	3.47%	2.27%

(1)
Interest under the Wells Fargo credit facility is paid quarterly in arrears.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004 upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 1, 2016, we have issued an aggregate of 4,491,309 common shares (as adjusted for share distributions) for aggregate gross proceeds of approximately $40,131 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold in the private placement conducted in April 2011.

RIC Tax Treatment and Distributions

        We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends generally of an amount at least equal to 90% of our "investment company taxable income," which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. In addition, we may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a tax year after the close of such tax year under the "spillover dividend" provisions of Subchapter M of the Code. If we distribute a spillover dividend, such dividend will be included in a shareholder's gross income for the tax year in which the spillover distribution is paid. We intend to make sufficient distributions to our shareholders to maintain our RIC tax treatment each tax year. We will also be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner to our shareholders of an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to our shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

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

        During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of common shares. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder's cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders. No portion of the distributions paid during the year ended December 31, 2015 represented a return of capital.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013	$0.6616	$77,815
2014	$0.6882	$163,043
2015	$0.7085	$238,833

        On November 11, 2015 and March 9, 2016, our board of trustees declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We have adopted an "opt in" distribution reinvestment plan for our shareholders. As a result, if we make a cash distribution, our shareholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a shareholder's ability to participate in the distribution reinvestment plan. Although distributions paid in the form of additional common shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, shareholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Shareholders receiving distributions in the form of additional common shares will generally be treated as receiving a distribution in the amount of the fair market value of our common shares.

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

        No portion of the distributions paid during the years ended December 31, 2015, 2014 and 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the year ended December 31, 2013. During the years ended December 31, 2015 and 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	224,586	94%	145,745	89%	76,383	98%
Short-term capital gains proceeds from the sale of assets	—	—	10,509	7%	1,432	2%
Long-term capital gains proceeds from the sale of assets	14,247	6%	6,789	4%	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$238,833	100%	$163,043	100%	$77,815	100%

(1)
During the years ended December 31, 2015, 2014 and 2013, 90.5%, 91.3% and 94.7%, respectively, of our gross investment income was attributable to cash income earned, 2.2%, 3.5% and 2.9%, respectively, was attributable to non-cash accretion of discount and 7.3%, 5.2% and 2.4%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $234,163, $145,745 and $76,383, respectively. As of December 31, 2015, we had $9,578 of undistributed ordinary income on a tax basis. As of December 31, 2014, we had $14,247 of undistributed net realized gains on a tax basis.

        For the year ended December 31, 2015 the difference between our GAAP-basis net investment income and our tax-basis net investment income was primarily due to the amount by which tax-basis income on a limited partnership interest differs from our GAAP-basis income, the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that were consolidated for purposes of computing GAAP-basis net investment income but were not consolidated for purposes of computing tax-basis net investment income, income recognized for tax purposes not recorded for GAAP, and, with respect to the years ended December 31, 2014 and 2013, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains were payable by us and the reversal of non-deductible excise taxes. During the year ended December 31, 2013, the inclusion of a portion of the periodic net settlement payments due on our total return swap in tax-basis net investment income was also a factor that resulted in the difference between our GAAP-basis net investment income and our tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP-basis net investment income	$227,595	$174,889	$66,804
Income on limited partnership interest	(82)	(1,271)	(802)
Reversal of incentive fee accrual on unrealized gains	—	(10,993)	5,464
Excise Taxes	—	560	300
Reclassification of unamortized original issue discount and prepayment fees	(10,185)	(19,579)	(1,166)
GAAP vs. tax-basis consolidation of subsidiaries	9,252	2,798	(733)
Income recognized for tax purposes not recorded for GAAP purposes	9,396	—	—
Tax-basis net investment income portion of total return swap payments	—	—	6,602
Other miscellaneous differences	(1,813)	(659)	(86)

Tax-basis net investment income	$234,163	$145,745	$76,383

        We may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, we increased accumulated undistributed net investment income and accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency by $6,674 and $8,299, respectively, and reduced capital in excess of par value by $14,973. During the year ended December 31, 2014, we increased accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency by $20,215, and reduced capital in excess of par value and accumulated undistributed net investment income by $3,358 and $16,857, respectively.

        The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$9,578	$—
Distributable capital gains (accumulated capital losses)(1)	(200,191)	13,591
Deferral of late year capital losses	—	(6,094)
Distribution receivable on limited partnership interest	301	57
Unamortized organization costs	(245)	(268)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(831,920)	(283,310)

Total	$(1,022,477)	$(276,024)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term capital losses, as applicable. As of December 31, 2015, we had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $76,138 and $124,053, respectively.

(2)
As of December 31, 2015 and 2014, the gross unrealized appreciation on our investments and unrealized gain on foreign currency was $44,089 and $50,887, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on our investments and unrealized loss on foreign currency was $876,009 and $334,197, respectively.

        The aggregate cost of our investments for federal income tax purposes totaled $3,895,733 and $3,658,498 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(831,920) and $(283,310) as of December 31, 2015 and 2014, respectively.

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

Valuation of Portfolio Investments

        We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, FS Advisor provides our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

        Our investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Twenty senior secured loan investments, two senior secured bond investments and five subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

        We periodically benchmark the bid and ask prices we receive from third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where our board of trustees otherwise determines that the use of such other method is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. Our valuation committee and board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Subordinated Income Incentive Fee

        Pursuant to the investment advisory and administrative services agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor does not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to shareholders and amounts paid for share repurchases pursuant to our share repurchase program. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor is entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor is entitled to receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2015, 2014 and 2013.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Deutsche Bank credit facility, the Fortress facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at December 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$113,737	$113,737	—	—	—
Deutsche Bank Credit Facility(2)	$280,000	$280,000	—	—	—
Fortress Facility(3)	$89,600	—	—	$89,600	—
Goldman Facility(4)	$324,984	—	$324,984	—	—
Natixis Credit Facility(5)	$92,173	—	—	—	$92,173
Wells Fargo Credit Facility(6)	$140,000	—	—	$140,000	—

(1)
At December 31, 2015, $186,263 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At December 31, 2015, $60,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2016.

(3)
At December 31, 2015, $65,400 remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At December 31, 2015, $16 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(5)
At December 31, 2015, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

(6)
At December 31, 2015, $60,000 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest to simplify the presentation in the financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

        The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of our common shares (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to shareholders and amounts paid for share repurchases pursuant to our share repurchase program. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a cumulative basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FS Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee" for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

        The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2015, 2014 and 2013:

			Year Ended December 31,
Related Party
	Source Agreement	Description	2015	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$75,997	$61,970	$30,840
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$(10,993)	$8,321
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$31,016	$32,072	$7,634
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$4,056	$3,831	$2,246
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$4,238	$3,279	$2,737
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$9,251	$22,194	$20,016

(1)
During the years ended December 31, 2015, 2014 and 2013, $75,571, $54,809 and $23,611, respectively, in base management fees were paid to FS Advisor. As of December 31, 2015, $18,338 in base management fees were payable to FS Advisor.

(2)
During the year ended December 31, 2015, we did not accrue any capital gains incentive fees. During the year ended December 31, 2014, we reversed $10,993 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the year ended December 31, 2013, we accrued capital gains incentive fees of $8,321, of which $5,464 was based on unrealized gains and $2,857 was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FS Advisor during the year ended December 31, 2015. We paid FS Advisor $2,857 and $953 in capital gains incentive fees during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, we did not have any accrued capital gains incentive fees.

(3)
During the years ended December 31, 2015, 2014 and 2013, $31,110, $26,716 and $848, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2015, a subordinated incentive fee on income of $12,048 was payable to FS Advisor.

(4)
During the years ended December 31, 2015, 2014 and 2013, $3,784, $3,508 and $1,854, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $3,837, $2,596 and $1,987, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2015, 2014 and 2013.

(5)
During the years ended December 31, 2015, 2014 and 2013, we incurred offering costs of $8,950, $7,536 and $6,000, respectively, of which $4,238, $3,279 and $2,737, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

(6)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers or financial representatives.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, we issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 1, 2016, we have issued an aggregate of 4,491,309 common shares (as adjusted for share distributions) for aggregate gross proceeds of $40,131 to members of our board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, and FS Global Credit Opportunities Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategy, if necessary, so that we will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to us.

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

        As of December 31, 2015 and 2014, we had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2013, $1,083 of expense recoupments was paid to Franklin Square Holdings. As of December 31, 2015 and 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the years ended December 31, 2015, 2014 and 2013, FS Benefit Trust purchased $104, $49 and $43, respectively, of our common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

Recent Developments

        During the period from January 1, 2016 to March 1, 2016, we sold 10,379,833 common shares for gross proceeds of $70,555 at an average price per share of $6.80. We anticipate that we will close our public offering to new investors during the second quarter of 2016.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 50.9% of our portfolio investments (based on fair value) paid variable interest rates, 38.9% paid fixed interest rates, 5.9% were income producing equity or other investments and the remainder (4.3%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the BNP facility, Deutsche Bank credit facility, Fortress facility, Goldman facility, Natixis credit facility and Wells Fargo credit facility, Berwyn Funding, FSEP Funding, Foxfields Funding, Strafford Funding, Energy Funding and Wayne Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 60 basis points	$(18)	$(6,147)	$6,129	1.9%
No Change	—	—	—	—
Up 100 basis points	7,913	10,245	(2,332)	(0.7)%
Up 300 basis points	46,110	30,735	15,375	4.7%
Up 500 basis points	85,027	51,225	33,802	10.3%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2015, 2014 and 2013, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited FS Energy and Power Fund's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Energy and Power Fund's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, FS Energy and Power Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2015 and 2014 and the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Energy and Power Fund's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of FS Energy and Power Fund's internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 11, 2016

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,267,830 and $3,375,716, respectively)	$2,518,595	$3,089,068
Non-controlled/affiliated investments (amortized cost—$356,188 and $287,334, respectively)	276,993	286,109
Controlled/affiliated investments (amortized cost—$270,389 and $0, respectively)	273,910	—

Total investments, at fair value (amortized cost—$3,894,407 and $3,663,050, respectively)	3,069,498	3,375,177
Cash	368,867	225,130
Receivable for investments sold and repaid	13,792	51,253
Interest receivable	34,921	47,197
Receivable for common shares purchased	6,915	9,989
Deferred financing costs	5,179	5,575
Prepaid expenses and other assets	247	30

Total assets	$3,499,419	$3,714,351

Liabilities
Payable for investments purchased	$—	$20,094
Credit facilities payable	715,510	901,300
Repurchase agreement payable(1)	324,984	189,113
Shareholder distributions payable	48	50
Management fees payable	18,338	17,912
Subordinated income incentive fees payable(2)	12,048	12,142
Administrative services expense payable	1,872	1,653
Interest payable	3,046	2,888
Trustees' fees payable	254	229
Other accrued expenses and liabilities	5,458	3,249

Total liabilities	1,081,558	1,148,630

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 372,210,264 and 299,394,371 shares issued and outstanding, respectively	372	299
Capital in excess of par value	3,428,672	2,841,446
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(200,220)	7,497
Accumulated undistributed net investment income(4)	14,024	4,341
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(824,987)	(287,862)

Total shareholders' equity	2,417,861	2,565,721

Total liabilities and shareholders' equity	$3,499,419	$3,714,351

Net asset value per common share at year end	$6.50	$8.57

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

FS Energy and Power Fund

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Investment income
From non-controlled/unaffiliated investments:
Interest income	$305,035	$251,827	$115,402
Fee income	22,316	29,661	16,600
Dividend income	1,483	—	—
From non-controlled/affiliated investments:
Interest income	21,503	6,254	—
Fee income	681	2,228	—
From controlled/affiliated investments:
Interest income	19,950	—	—
Fee income	8,685	—	—

Total investment income	379,653	289,970	132,002

Operating expenses
Management fees	75,997	61,970	30,840
Capital gains incentive fees(1)	—	(10,993)	8,321
Subordinated income incentive fees(1)	31,016	32,072	7,634
Administrative services expenses	4,056	3,831	2,246
Share transfer agent fees	2,757	2,541	2,010
Accounting and administrative fees	1,405	1,211	741
Interest expense	30,703	19,069	9,297
Trustees' fees	970	853	870
Other general and administrative expenses	4,841	3,615	2,439

Total operating expenses	151,745	114,169	64,398
Income and excise taxes	313	912	800

Total expenses	152,058	115,081	65,198

Net investment income	227,595	174,889	66,804

Realized and unrealized gain/loss
Net realized gain (loss) on investments—non-controlled/unaffiliated	(201,559)	(5,682)	5,091
Net realized gain (loss) on total return swap(2)	—	—	12,736
Net realized gain (loss) on foreign currency	(210)	(636)	(77)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(462,587)	(336,895)	26,994
Non-controlled/affiliated	(77,970)	(1,225)	—
Controlled/affiliated	3,521	—	—
Net change in unrealized appreciation (depreciation) on total return swap(2)	—	—	(3,141)
Net change in unrealized gain (loss) on foreign currency	(89)	40	(37)

Total net realized and unrealized gain (loss) on investments	(738,894)	(344,398)	41,566

Net increase (decrease) in net assets resulting from operations	$(511,299)	$(169,509)	$108,370

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(1.51)	$(0.72)	$0.94

Weighted average shares outstanding	337,879,830	236,753,647	115,827,352

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operations
Net investment income	$227,595	$174,889	$66,804
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(201,769)	(6,318)	17,750
Net change in unrealized appreciation (depreciation) on investments	(537,036)	(338,120)	26,994
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	—	(3,141)
Net change in unrealized gain (loss) on foreign currency	(89)	40	(37)

Net increase (decrease) in net assets resulting from operations	(511,299)	(169,509)	108,370

Shareholder distributions(2)
Distributions from net investment income	(224,586)	(145,745)	(76,383)
Distributions from net realized gain on investments	(14,247)	(17,298)	(1,432)

Net decrease in net assets resulting from shareholder distributions	(238,833)	(163,043)	(77,815)

Capital share transactions
Issuance of common shares(3)	498,830	1,129,068	1,007,156
Reinvestment of shareholder distributions(3)	152,401	110,766	44,910
Repurchases of common shares(3)	(40,009)	(10,262)	(3,273)
Offering costs	(8,950)	(7,536)	(6,000)

Net increase in net assets resulting from capital share transactions	602,272	1,222,036	1,042,793

Total increase (decrease) in net assets	(147,860)	889,484	1,073,348
Net assets at beginning of year	2,565,721	1,676,237	602,889

Net assets at end of year	$2,417,861	$2,565,721	$1,676,237

Accumulated undistributed (distributions in excess of) net investment income(2)	$14,024	$4,341	$(7,946)

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the years ended December 31, 2015, 2014 and 2013.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(511,299)	$(169,509)	$108,370
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,195,947)	(2,437,689)	(2,295,602)
Paid-in-kind interest	(27,585)	(15,125)	(3,190)
Proceeds from sales and repayments of investments	800,534	1,044,311	735,673
Net realized (gain) loss on investments	201,559	5,682	(5,091)
Net change in unrealized (appreciation) depreciation on investments	537,036	338,120	(26,994)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	—	3,141
Accretion of discount	(9,918)	(10,275)	(3,825)
Amortization of deferred financing costs	2,707	1,891	980
(Increase) decrease in due from counterparty	—	—	56,876
(Increase) decrease in receivable for investments sold and repaid	37,461	(42,947)	1,068
(Increase) decrease in interest receivable	12,276	(21,730)	(16,392)
(Increase) decrease in receivable due on total return swap(1)	—	—	329
(Increase) decrease in prepaid expenses and other assets	(217)	(9)	154
Increase (decrease) in payable for investments purchased	(20,094)	(61,415)	55,953
Increase (decrease) in management fees payable	426	7,161	7,229
Increase (decrease) in expense recoupment payable to sponsor(2)	—	—	(1,083)
Increase (decrease) in accrued capital gains incentive fees	—	(13,850)	7,368
Increase (decrease) in subordinated income incentive fees payable	(94)	5,356	6,786
Increase (decrease) in administrative services expense payable	219	1,235	259
Increase (decrease) in interest payable	158	883	1,427
Increase (decrease) in trustees' fees payable	25	(22)	251
Increase (decrease) in other accrued expenses and liabilities	2,209	1,271	1,334

Net cash provided by (used in) operating activities	(170,544)	(1,366,661)	(1,364,979)

Cash flows from financing activities
Issuance of common shares	501,904	1,119,214	1,007,062
Reinvestment of shareholder distributions	152,401	110,766	44,910
Repurchases of common shares	(40,009)	(10,262)	(3,273)
Offering costs	(8,950)	(7,536)	(6,000)
Shareholder distributions	(238,835)	(173,693)	(70,464)
Borrowings under credit facilities(3)	109,600	323,826	438,942
Borrowings under repurchase agreement(4)	135,871	189,113	—
Repayments of credit facilities(3)	(295,390)	(46,700)	—
Deferred financing costs paid	(2,311)	(4,021)	(4,100)

Net cash provided by financing activities	314,281	1,500,707	1,407,077

Total increase (decrease) in cash	143,737	134,046	42,098
Cash at beginning of year	225,130	91,084	48,986

Cash at end of year	$368,867	$225,130	$91,084

Supplemental disclosure
Excise and state taxes paid	$400	$264	$—

(1)
On May 24, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)
See Note 8 for a discussion of the Company's credit facilities. During the years ended December 31, 2015, 2014 and 2013, the Company paid $18,419, $16,295 and $6,890, respectively, in interest expense on the credit facilities.

(4)
See Note 8 for a discussion of the Company's repurchase transaction. During the year ended December 31, 2015, the Company paid $9,419 in interest expense pursuant to the repurchase agreement. During the year ended December 31, 2014, the Company did not pay any interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—38.5%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700	1.0%	11/20/20	$60,938	$57,911	$31,383
Allied Wireline Services, LLC	(g)(i)(j)(k)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	103,061	101,930	96,234
Alon USA Partners, L.P.	(g)(i)(l)	Downstream	L+800	1.3%	11/26/18	7,158	7,342	7,140
Altus Power America, Inc.	(j)	Power	L+750	1.5%	10/10/21	46,555	46,555	46,090
Altus Power America, Inc.	(e)	Power	L+750	1.5%	10/10/21	37,820	37,820	37,441
AP Exhaust Acquisition, LLC	(g)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	14,842
BBH Operating LLC		Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	2/26/16	24,441	24,441	17,719
BBH Operating LLC	(e)	Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	2/26/16	5,559	5,559	4,031
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	36,626	31,807	34,016
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	19,367	16,819	17,987
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	51,844	51,012	37,457
Cimarron Energy Inc.	(g)	Service & Equipment	L+775, 0.0% PIK (3.75% Max PIK)	1.0%	12/15/19	24,250	24,250	24,129
Crestwood Holdings LLC	(f)(g)(j)	Midstream	L+600	1.0%	6/19/19	30,565	30,689	19,816
EnergySolutions, LLC	(i)(j)	Service & Equipment	L+575	1.0%	5/29/20	20,462	20,150	18,211
EP Acquisition LLC	(q)(y)	Upstream	Prime+500 PIK (8.25% Max PIK)	3.3%	2/26/16	525	525	—
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	14,951	14,951	14,801
MB Precision Holdings LLC	(g)	Service & Equipment	L+725	1.3%	1/23/20	12,855	12,855	12,726
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,432	32,540	30,162
Panda Sherman Power, LLC	(g)(j)	Power	L+750	1.5%	9/14/18	22,643	22,937	20,492
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,925	9,747	8,188
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,809	28,132	24,750
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	11,612	11,599	7,838
Stallion Oilfield Holdings, Inc.	(g)(i)(j)	Service & Equipment	L+675	1.3%	6/19/18	45,025	45,045	24,404
Stonewall Gas Gathering LLC	(j)	Midstream	L+775	1.0%	1/28/22	26,794	25,803	26,727
Sunnova Asset Portfolio 5 Holdings, LLC	(j)(z)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	250,138	245,363	244,510
Sunnova Asset Portfolio 5 Holdings, LLC	(e)(z)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	7,167	7,167	7,006
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+800	1.3%	4/30/19	59,057	59,057	59,057
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	4,485	3,443	3,091
Warren Resources, Inc.	(k)	Upstream	L+850	1.0%	5/22/20	131,175	131,175	106,907

Total Senior Secured Loans—First Lien							1,122,435	997,155
Unfunded Loan Commitments							(67,365)	(67,365)

Net Senior Secured Loans—First Lien							1,055,070	929,790

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—38.2%
Alison US LLC	(f)(j)(l)	Service & Equipment	L+850	1.0%	8/29/22	$17,222	$16,641	$13,993
American Energy—Marcellus, LLC		Upstream	L+750	1.0%	8/4/21	10,000	9,874	233
Ameriforge Group Inc.	(f)(g)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,433	2,831
AP Exhaust Acquisition, LLC		Service & Equipment	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	3,243	3,243	2,959
Arena Energy, LP	(i)(k)	Upstream	L+1000	1.0%	1/24/21	65,000	65,000	59,854
Ascent Resources—Utica, LLC	(g)(j)(k)	Upstream	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	280,735	279,572	251,258
Atlas Resource Partners, L.P.	(i)(k)	Upstream	L+900	1.0%	2/23/20	100,000	97,489	79,986
BlackBrush Oil & Gas, L.P.	(f)(i)	Upstream	L+650	1.0%	7/30/21	31,519	30,708	25,268
Brock Holdings III, Inc.	(f)(g)(j)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,766	22,796
Chief Exploration & Development LLC	(f)(i)	Upstream	L+650	1.0%	5/16/21	19,576	19,504	13,143
Consolidated Precision Products Corp.	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	11,574	11,529	10,532
Emerald Performance Materials, LLC	(j)	Downstream	L+675	1.0%	8/1/22	5,319	5,296	5,055
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	11.0%		5/29/19	74,186	74,186	74,650
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	10.0%		5/29/19	32,462	32,462	32,259
Fieldwood Energy LLC	(f)(i)	Upstream	L+713	1.3%	9/30/20	41,047	41,951	6,547
Granite Intermediate Holdings, Inc.	(f)	Power	L+725	1.0%	10/15/22	13,150	13,047	10,257
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,281	14,288
Horn Intermediate Holdings, Inc.	(g)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	49,496
Jonah Energy LLC	(i)(j)	Upstream	L+650	1.0%	5/12/21	25,133	24,821	15,960
MD America Energy, LLC	(f)(g)(j)	Upstream	L+850	1.0%	8/4/19	41,612	40,121	34,815
Neff Rental LLC	(j)	Service & Equipment	L+625	1.0%	6/9/21	15,145	15,182	12,570
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/19/20	15,000	14,904	12,631
P2 Upstream Acquisition Co.	(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,862	27,302
Templar Energy LLC	(f)(g)(i)	Upstream	L+750	1.0%	11/25/20	89,923	88,451	10,903
Total Safety U.S., Inc.	(f)(g)(j)	Service & Equipment	L+800	1.3%	9/13/20	14,795	14,978	8,335
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	36,192	36,232	23,706
Vantage Energy, LLC	(i)(j)	Upstream	L+750	1.0%	12/20/18	30,078	29,933	19,325
Vantage Energy II, LLC	(i)(j)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	82,450

Total Senior Secured Loans—Second Lien							1,213,716	923,402

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—13.4%
American Energy—Woodford, LLC	(h)(q)(y)	Upstream	12.0% PIK (12.0% Max PIK)		12/30/20	$7,806	$5,662	$1,112
FourPoint Energy, LLC	(j)(k)(o)	Upstream	8.0%		12/31/20	290,813	282,012	226,107
FourPoint Energy, LLC	(e)(o)	Upstream	8.0%		12/31/20	18,563	18,470	14,432
Gastar Exploration USA, Inc.	(h)	Upstream	8.6%		5/15/18	5,690	5,393	2,902
Light Tower Rentals, Inc.	(h)(n)	Service & Equipment	8.1%		8/1/19	17,500	17,313	8,947
Lightstream Resources Ltd.	(k)(l)	Upstream	9.9%		6/15/19	62,400	62,400	52,104
Mirant Mid-Atlantic Trust	(f)(h)(n)	Power	10.1%		12/30/28	23,344	26,097	22,556
SandRidge Energy, Inc.	(h)(n)	Upstream	8.8%		6/1/20	46,700	46,598	14,258

Total Senior Secured Bonds							463,945	342,418
Unfunded Bond Commitment							(18,470)	(18,470)

Net Senior Secured Bonds							445,475	323,948

Subordinated Debt—24.0%
Alta Mesa Holdings, LP	(h)(n)	Upstream	9.6%		10/15/18	18,451	18,376	6,481
Archrock Partners, L.P.	(h)(l)	Midstream	6.0%		4/1/21	3,055	2,625	2,452
Archrock Partners, L.P.	(h)(l)	Midstream	6.0%		10/1/22	10,533	8,858	8,124
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	7.8%		1/15/21	28,285	25,869	5,648
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	9.3%		8/15/21	24,460	23,574	5,022
Bellatrix Exploration Ltd.	(f)(h)(l)	Upstream	8.5%		5/15/20	45,590	44,731	30,716
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	27,500	27,261	23,684
Calpine Corp.	(f)(l)	Power	5.8%		1/15/25	5,100	5,093	4,501
Canbriam Energy Inc.	(h)(j)(l)	Upstream	9.8%		11/15/19	115,200	111,556	104,256
Chaparral Energy Inc.	(h)(n)	Upstream	7.6%		11/15/22	15,225	16,150	3,191
Compressco Partners, LP	(f)(h)(l)	Service & Equipment	7.3%		8/15/22	20,050	19,889	14,862
Crestwood Equity Partners L.P.	(f)(l)	Midstream	6.1%		3/1/22	5,500	5,500	3,827
Dynegy Finance I/II Inc.	(f)(l)	Power	7.6%		11/1/24	17,080	16,654	14,603
Eclipse Resources Corp.	(h)(l)	Upstream	8.9%		7/15/23	27,500	26,949	13,234
EV Energy Partners, L.P.	(h)(n)	Upstream	8.0%		4/15/19	25,560	21,221	12,716
Everest Acquisition LLC	(f)(l)	Upstream	9.4%		5/1/20	14,250	14,250	9,054

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(l)	Midstream	6.8%		8/1/22	$12,100	$11,688	$10,179
GenOn Energy, Inc.	(f)(h)(n)	Power	9.9%		10/15/20	42,698	44,669	31,383
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	5,000	4,795	4,371
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Partners L.P.	(f)(h)(l)(n)	Midstream	6.3%		7/15/22	68,350	68,350	54,424
Jones Energy, Inc.	(h)(n)	Upstream	6.8%		4/1/22	8,000	8,000	4,345
Jupiter Resources Inc.	(h)(l)	Upstream	8.5%		10/1/22	71,125	67,291	28,539
Kenan Advantage Group, Inc.	(f)	Service & Equipment	7.9%		7/31/23	11,970	11,970	11,820
Legacy Reserves LP	(h)	Upstream	8.0%		12/1/20	16,750	16,499	3,371
Legacy Reserves LP	(h)	Upstream	6.6%		12/1/21	14,000	13,847	3,028
Lonestar Resources America Inc.	(h)(n)	Upstream	8.8%		4/15/19	21,500	21,591	13,231
Martin Midstream Partners L.P.	(f)(l)	Midstream	7.3%		2/15/21	15,658	16,144	13,877
Memorial Production Partners L.P.	(h)	Upstream	6.9%		8/1/22	12,250	12,059	3,690
ONEOK, Inc.	(f)(h)(l)(n)	Midstream	7.5%		9/1/23	28,000	26,771	23,363
Seven Generations Energy Ltd.	(f)(l)	Upstream	6.8%		5/1/23	6,150	5,612	5,220
Talos Production LLC	(f)(h)(n)	Upstream	9.8%		2/15/18	43,250	43,258	17,841
Tenrgys, LLC	(i)(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	64,875
Whiting Petroleum Corp.	(f)(l)	Upstream	5.0%		3/15/19	4,685	4,124	3,562
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	14,300	14,376	13,978

Total Subordinated Debt							860,872	579,740

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—12.9%(m)
Abaco Energy Technologies LLC, Common Equity	(q)	Service & Equipment	6,944,444	$6,944	$1,042
Allied Downhole Technologies, LLC, Common Equity	(k)(p)(q)	Service & Equipment	6,600,000	6,600	4,950
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(p)(q)	Service & Equipment	5,344,680	1,865	4,009
Altus Power America Holdings, LLC, Preferred Equity		Power	15,518,478	15,464	28,709
Altus Power America Management, LLC, Class B Units	(q)(r)	Power	2,250	—	—
AP Exhaust Holdings, LLC, Common Equity	(k)(p)(q)	Service & Equipment	811	811	405
Ascent Resources Utica Holdings, LLC, Common Equity	(q)(s)	Upstream	15,657,194	14,900	3,131
BBH Operating LLC, Common Equity	(q)(t)	Upstream	1,000	1,000	—
BL Sand Hills Unit, L.P., Net Profits Interest	(q)(u)	Upstream	N/A	4,677	5,966
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(u)	Upstream	N/A	668	227
Cimarron Energy Holdco Inc., Common Equity	(q)	Service & Equipment	2,500,000	2,500	1,750
Extraction Oil & Gas Holdings, LLC, Common Equity	(k)(p)(q)	Upstream	4,191,800	11,250	15,090
Fortune Creek Co-Invest I L.P., LP Interest	(l)(q)(v)(y)	Midstream	N/A	16,697	3,281
FourPoint Energy, LLC, Common Equity, Class C Units	(k)(o)(p)(q)	Upstream	66,000	66,000	46,200
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(o)(p)(q)	Upstream	12,374	8,176	8,724
Global Jet Capital Holdings, LP, Preferred Equity	(q)	Service & Equipment	2,448,883	2,449	2,449
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(p)(q)	Service & Equipment	371,901	372	614
MB Precision Investment Holdings LLC, Class A-2 Units	(q)	Service & Equipment	490,213	490	466
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	26,321	25,869
Plains Offshore Operations Inc., Warrants, 11/18/2019	(f)(q)	Upstream	427,005	689	—
Summit Midstream Partners, LLC, Preferred Equity		Midstream	39,163	39,163	37,205
Sunnova Holdings, LLC, Common Equity	(q)(z)	Power	1,074,951	25,026	29,561
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(q)(w)	Service & Equipment	3,750,000	6,029	3,870
Synergy Offshore LLC, Preferred Equity	(k)(x)	Upstream	50,000	61,183	89,100

Total Equity/Other				319,274	312,618

TOTAL INVESTMENTS—127.0%				$3,894,407	3,069,498

LIABILITIES IN EXCESS OF OTHER ASSETS—(27.0%)					(651,637)

NET ASSETS—100.0%					$2,417,861

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate was 0.61% and the U.S. Prime Lending Rate was 3.50%.
(c)	Denominated in U.S. dollars, unless otherwise noted.
(d)	Fair value determined by the Company's board of trustees (see Note 7).
(e)	Security is an unfunded commitment.
(f)	Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).
(g)	Security or portion thereof held within Energy Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Natixis, New York Branch (see Note 8).
(h)	Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Berwyn Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8).
(i)	Security or portion thereof held within Wayne Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Securities, LLC (see Note 8).
(j)	Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the repurchase transaction with Goldman Sachs Bank USA (see Note 8).
(k)	Security or portion thereof held within Foxfields Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Fortress Credit Co LLC (see Note 8).
(l)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of December 31, 2015, 87.8% of the Company's total assets represented qualifying assets.
(m)	Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(n)	Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of December 31, 2015, the fair value of securities rehypothecated by BNP was $108,340.
(o)	Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities. As of December 31, 2015, the Company held investments in a portfolio company of which it is deemed to be an "affiliated person" but is not deemed to "control." The following table presents certain information with respect to such portfolio company for the year ended December 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Bonds
FourPoint Energy, LLC	$67,722	—	$21,503	$681	—	$(32,843)
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C Units	—	—	—	—	—	$(37,950)
FourPoint Energy, LLC, Common Equity, Class D Units	—	—	—	—	—	$(7,177)

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

(p)	Security held within FSEP Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(q)	Security is non-income producing.
(r)	Security is held within EP Altus Investments, LLC, a wholly-owned subsidiary of the Company.
(s)	Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(t)	Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(u)	Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(v)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2015.
(w)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2015.
(x)	Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(y)	Security was on non-accrual as of December 31, 2015.
(z)	Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns 25% or more of the portfolio company's voting securities or it has the power to exercise control over the management or policies of a portfolio company. As of December 31, 2015, the Company held investments in a portfolio company of which it is deemed to be an "affiliated person" and is also deemed to "control." The following table presents certain information with respect to such portfolio company for the year ended December 31, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Sunnova Asset Portfolio 5 Holdings, LLC	$187,636	—	$19,950	$2,162	—	$(1,014)
Equity/Other
Sunnova Holdings, LLC, Common Equity	$25,026	—	—	$6,523	—	$4,535

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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2014
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(w)	Service & Equipment				3,750,000	$6,029	$5,842
Synergy Offshore LLC, Preferred Equity	(x)	Upstream				50,000	55,623	55,550

Total Equity/Other							271,649	304,582

TOTAL INVESTMENTS—131.5%							$3,663,050	3,375,177

LIABILITIES IN EXCESS OF OTHER ASSETS—(31.5%)								(809,456)

NET ASSETS—100.0%								$2,565,721

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, the Company had seven wholly-owned financing subsidiaries, and six wholly-owned subsidiaries through which it holds interests in certain non-controlled portfolio companies. The audited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Valuation of Portfolio Investments:    The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company's board of trustees. In connection with that determination, FS Advisor provides the Company's board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

  •
  the Company's quarterly fair valuation process begins with FS Advisor's management team reviewing and providing preliminary valuations of each portfolio company or investment, which valuation may be obtained from an independent third-party valuation service, if applicable;

  •
  FS Advisor's management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

  •
  preliminary valuations are then discussed with the valuation committee;

  •
  the valuation committee reviews the preliminary valuations and FS Advisor's management team, together with its independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

  •
  following its review, the valuation committee will recommend that the Company's board of trustees approve its fair valuations; and

  •
  the Company's board of trustees discusses the valuations and determines the fair value of each investment in the Company's portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS Advisor, the valuation committee and any independent third-party valuation services, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company's consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's consolidated financial statements. In making its determination of fair value, the Company's board of trustees may use any approved independent third-party pricing or valuation services. However, the Company's board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS Advisor or any approved independent third-party valuation or pricing service that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS Advisor's

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

management team, any approved independent third-party valuation services and the Company's board of trustees may consider when determining the fair value of its investments.

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

        For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e. the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

        The Company's equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company's board of trustees, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company's actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

        FS Advisor's management team, any approved independent third-party valuation services and the Company's board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS Advisor's management team, any approved independent third-party valuation services and the Company's board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as its board of trustees, in consultation with FS Advisor's management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company's equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

        When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Company's board of trustees subsequently values these warrants or other equity securities received at their fair value.

        The fair values of the Company's investments are determined in good faith by its board of trustees. The Company's board of trustees is solely responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and consistently applied valuation process. The Company's board of trustees has delegated day-to-day responsibility for implementing its valuation policy to FS Advisor's management team, and has authorized FS Advisor's management team to utilize independent third-party valuation and pricing

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

services that have been approved by its board of trustees. The valuation committee is responsible for overseeing FS Advisor's implementation of the valuation process.

        Revenue Recognition:    Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company's policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the previously recognized interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest payments become current and are likely to remain current based on the Company's judgment.

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

        Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency:    Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized and the respective unrealized gain or loss on foreign currency for any foreign denominated investments it may hold. Net change in unrealized gains or losses on foreign currency reflects the change in the value of foreign currency held, receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

        Income Taxes:    The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC and maintain RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its shareholders, in respect of each tax year, dividends of an amount generally at least equal to 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regarding to any deduction for dividends paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes as dividends to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax treatment each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not timely distribute dividends each calendar year of an amount at least equal to the sum of 98% of ordinary income (taking into account certain deferrals and elections) for the calendar year, 98.2% of any capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year, and any recognized and undistributed ordinary income from prior years for which it paid no income taxes. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. During the years ended December 31, 2015, 2014 and 2013, the Company accrued $313, $912 and $800, respectively, in estimated income and excise taxes payable in respect of income received.

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, the Company did not incur any such interest or penalties.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Reclassifications:    Certain amounts in the consolidated financial statements for the years ended December 31, 2014 and 2013 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2015. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	59,008,526	$547,181	115,484,191	$1,243,930	104,681,518	$1,105,083
Reinvestment of Distributions	18,641,269	152,401	11,419,099	110,766	4,665,928	44,910

Total Gross Proceeds	77,649,795	699,582	126,903,290	1,354,696	109,347,446	1,149,993
Commissions and Dealer Manager Fees	—	(48,351)	—	(114,862)	—	(97,927)

Net Proceeds to Company	77,649,795	651,231	126,903,290	1,239,834	109,347,446	1,052,066
Share Repurchase Program	(4,833,902)	(40,009)	(1,041,178)	(10,262)	(340,096)	(3,273)

Net Proceeds from Share Transactions	72,815,893	$611,222	125,862,112	$1,229,572	109,007,350	$1,048,793

Status of Continuous Public Offering

        Since commencing its continuous public offering and through March 1, 2016, the Company has sold 386,582,293 common shares (as adjusted for share distributions) for gross proceeds of $3,896,873, including common shares issued under its distribution reinvestment plan. As of March 1, 2016, the Company had raised total gross proceeds of $3,917,077, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the years ended December 31, 2015, 2014 and 2013, the Company sold 77,649,795, 126,903,290 and 109,347,446 common shares (as adjusted for share distributions) for gross proceeds of $699,582, $1,354,696 and $1,149,993, respectively, at an average price per share of $9.01, $10.68 and $10.52, respectively. The gross proceeds received during the years ended December 31, 2015, 2014 and 2013 include reinvested shareholder distributions of $152,401, $110,766 and $44,910, respectively, for which the Company issued 18,641,269, 11,419,099 and 4,665,928 common shares (as adjusted for share distributions), respectively. During the period from January 1, 2016 to March 1, 2016, the Company sold 10,379,833 common shares for gross proceeds of $70,555 at an average price per share of $6.80.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $48,351, $114,862 and $97,927 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2015, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012	January 2, 2013	24,249	100%	$9.405	$228
March 31, 2013	April 1, 2013	82,689	100%	$9.540	$789
June 30, 2013	July 1, 2013	76,858	100%	$9.675	$744
September 30, 2013	October 2, 2013	156,300	100%	$9.675	$1,512
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	$9.900	$3,973
September 30, 2014	October 1, 2014	306,972	100%	$9.900	$3,039
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.730	$6,258
June 30, 2015	July 1, 2015	955,664	100%	$8.820	$8,429
September 30, 2015	October 7, 2015	2,711,088	100%	$7.875	$21,350

        On January 6, 2016, the Company repurchased 2,716,924 common shares (representing 100% of common shares tendered for repurchase) at $6.75 per share for aggregate consideration totaling $18,339.

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

        The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor does not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to shareholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor is entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This "catch-up" feature allows FS Advisor to recoup the fees foregone as a result of the existence of

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

the hurdle rate. Thereafter, FS Advisor is entitled to receive 20.0% of pre-incentive fee net investment income.

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

        The dealer manager for the Company's continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FS Advisor and FS2, or the dealer manager agreement, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2015, 2014 and 2013:

			Year Ended December 31,
Related Party
	Source Agreement	Description	2015	2014	2013
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$75,997	$61,970	$30,840
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	$(10,993)	$8,321
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$31,016	$32,072	$7,634
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$4,056	$3,831	$2,246
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$4,238	$3,279	$2,737
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$9,251	$22,194	$20,016

(1)
During the years ended December 31, 2015, 2014 and 2013, $75,571, $54,809 and $23,611, respectively, in base management fees were paid to FS Advisor. As of December 31, 2015, $18,338 in base management fees were payable to FS Advisor.

(2)
During the year ended December 31, 2015, the Company did not accrue any capital gains incentive fees. During the year ended December 31, 2014, the Company reversed $10,993 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the year ended December 31, 2013, the Company accrued capital gains incentive fees of $8,321, of which $5,464 was based on unrealized gains and $2,857 was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FS Advisor during the year ended December 31, 2015. The Company paid FS Advisor $2,857 and $953 in capital gains incentive fees during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, the Company did not have any accrued capital gains incentive fees.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

(3)
During the years ended December 31, 2015, 2014 and 2013, $31,110, $26,716 and $848, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2015, a subordinated incentive fee on income of $12,048 was payable to FS Advisor.

(4)
During the years ended December 31, 2015, 2014 and 2013, $3,784, $3,508 and $1,854, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $3,837, $2,596 and $1,987, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2015, 2014 and 2013.

(5)
During the years ended December 31, 2015, 2014 and 2013, the Company incurred offering costs of $8,950, $7,536 and $6,000, respectively, of which $4,238, $3,279 and $2,737, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

(6)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers and financial representatives.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 1, 2016, the Company has issued an aggregate of 4,491,309 common shares (as adjusted for share distributions) for aggregate gross proceeds of $40,131 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

Exemptive Relief

        As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively the Company's co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with its investment sub-adviser, GSO, and its affiliates, it will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, amended and restated as of May 16, 2013, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

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

        As of December 31, 2015 and 2014, the Company had no reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment in the future. During the year ended December 31, 2013, $1,083 of expense recoupments was paid to Franklin Square Holdings. As of

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

December 31, 2015 and 2014, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the years ended December 31, 2015, 2014 and 2013, FS Benefit Trust purchased $104, $49 and $43, respectively, of the Company's common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013	$0.6616	$77,815
2014	$0.6882	$163,043
2015	$0.7085	$238,833

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On November 11, 2015 and March 9, 2016, the Company's board of trustees declared regular weekly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        No portion of the distributions paid during the years ended December 31, 2015, 2014 and 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company's repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that shareholders may otherwise have received during the year ended December 31, 2013. During the years ended December 31, 2015 and 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	224,586	94%	145,745	89%	76,383	98%
Short-term capital gains proceeds from the sale of assets	—	—	10,509	7%	1,432	2%
Long-term capital gains proceeds from the sale of assets	14,247	6%	6,789	4%	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$238,833	100%	$163,043	100%	$77,815	100%

(1)
During the years ended December 31, 2015, 2014 and 2013, 90.5%, 91.3% and 94.7%, respectively, of the Company's gross investment income was attributable to cash income earned, 2.2%, 3.5% and 2.9%, respectively, was attributable to non-cash accretion of discount and 7.3%, 5.2% and 2.4%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $234,163, $145,745 and $76,383, respectively. As of December 31, 2015, the Company had $9,578 of undistributed ordinary income on a tax basis. As of December 31, 2014, the Company had $14,247 of undistributed net realized gains on a tax basis, all of which was distributed during the year ended December 31, 2015.

        For the year ended December 31, 2015 the difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to the amount by which tax-basis income on a limited partnership interest differed from its GAAP-basis income, the reclassification of unamortized original issue discount and prepayment fees recognized upon

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that were consolidated for purposes of computing GAAP-basis net investment income but were not consolidated for purposes of computing tax-basis net investment income, income recognized for tax purposes not recorded for GAAP, and, with respect to the years ended December 31, 2014 and 2013, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company and the reversal of non-deductible excise taxes. During the year ended December 31, 2013, the inclusion of a portion of the periodic net settlement payments due on the Company's total return swap in tax-basis net investment income was also a factor that resulted in the difference between the Company's GAAP-basis net investment income and its tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP-basis net investment income	$227,595	$174,889	$66,804
Income on limited partnership interest	(82)	(1,271)	(802)
Reversal of incentive fee accrual on unrealized gains	—	(10,993)	5,464
Excise taxes	—	560	300
Reclassification of unamortized original issue discount and prepayment fees	(10,185)	(19,579)	(1,166)
GAAP vs. tax-basis consolidation of subsidiaries	9,252	2,798	(733)
Income recognized for tax purposes not recorded for GAAP purposes	9,396	—	—
Tax-basis net investment income portion of total return swap payments	—	—	6,602
Other miscellaneous differences	(1,813)	(659)	(86)

Tax-basis net investment income	$234,163	$145,745	$76,383

        The Company may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, the Company increased accumulated undistributed net investment income and accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency by $6,674 and $8,299, respectively, and reduced capital in excess of par value by $14,973. During the year ended December 31, 2014, the Company increased accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency by $20,215, and reduced capital in excess of par value and accumulated undistributed net investment income by $3,358 and $16,857, respectively.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$9,578	$—
Distributable capital gains (accumulated capital losses)(1)	(200,191)	13,591
Deferral of late year capital losses	—	(6,094)
Distribution receivable on limited partnership interest	301	57
Unamortized organization costs	(245)	(268)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(2)	(831,920)	(283,310)

Total	$(1,022,477)	$(276,024)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term capital losses, as applicable. As of December 31, 2015, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $76,138 and $124,053, respectively.

(2)
As of December 31, 2015 and 2014, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $44,089 and $50,887, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $876,009 and $334,197, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $3,895,733 and $3,658,498 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(831,920) and $(283,310), as of December 31, 2015 and 2014, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,055,070	$929,790	30%	$881,945	$854,825	25%
Senior Secured Loans—Second Lien	1,213,716	923,402	30%	1,059,981	989,972	29%
Senior Secured Bonds	445,475	323,948	11%	324,963	285,485	9%
Subordinated Debt	860,872	579,740	19%	1,124,512	940,313	28%
Equity/Other	319,274	312,618	10%	271,649	304,582	9%

	$3,894,407	$3,069,498	100%	$3,663,050	$3,375,177	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        As of December 31, 2015, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and two equity/other investments, Sunnova Holdings, LLC, in which it held one equity/other investment and its wholly-owned subsidiary Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held one first lien senior secured loan, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, except for Sunnova Holdings, LLC, in which the Company held one equity/other investment and its wholly-owned subsidiary Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held one first lien senior secured loan, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, the Company had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. As of December 31, 2014, the Company had four senior secured loan investments with aggregate unfunded commitments of $218,120, one senior secured bond investment with an unfunded commitment of $86,192 and three equity/other investments with aggregate unfunded commitments of $26,109. As of December 31, 2014, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest and BL Sand Hills Unit, L.P., overriding royalty interest. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,689,705	55%	$1,815,456	54%
Midstream	215,906	7%	233,836	7%
Downstream	12,195	0%	12,494	0%
Power	519,593	17%	326,773	10%
Service & Equipment	632,099	21%	986,618	29%

Total	$3,069,498	100%	$3,375,177	100%

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

        As of December 31, 2015 and 2014, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2015	December 31, 2014
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,069,498	3,375,177

Total	$3,069,498	$3,375,177

        The Company's investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Twenty senior secured loan investments, two senior secured bond investments and five subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were also valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        The Company's investments as of December 31, 2014 consisted primarily of debt investments that were traded on a private over-the-counter market for institutional investors. Seventeen senior secured loan investments, one senior secured bond investment and two subordinated debt investments, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of independent valuation firms, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where the Company's board of trustees otherwise determines that the use of such methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The Company's valuation committee of the board of trustees, or the valuation committee, and the board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation policy.

        The following is a reconciliation for the years ended December 31, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2015
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$854,825	$989,972	$285,485	$940,313	$304,582	$3,375,177
Accretion of discount (amortization of premium)	3,300	2,101	1,376	1,716	1,425	9,918
Net realized gain (loss)	(34,084)	(2,776)	(16,753)	(147,946)	—	(201,559)
Net change in unrealized appreciation (depreciation)	(98,160)	(220,305)	(82,049)	(96,933)	(39,589)	(537,036)
Purchases	439,617	261,831	196,821	258,418	39,260	1,195,947
Paid-in-kind interest	13,605	5,503	238	611	7,628	27,585
Sales and redemptions	(249,313)	(112,924)	(61,170)	(376,439)	(688)	(800,534)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(109,244)	$(243,622)	$(80,665)	$(226,309)	$(39,589)	$(699,429)

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2015 and 2014 were as follows:

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$670,131	Market Comparables	Market Yield (%)	8.5% - 19.0%	13.0%
			Production Multiples	$95,000.0 - $100,000.0	$97,500.0
			(Mmb/d)
			Proved Reserves	$7.8 - $8.3	$8.0
			Multiples (Mmboe)
			PV-10 Multiples (x)	0.4x - 0.4x	0.4x
	259,659	Market Quotes	Indicative Dealer	46.5% - 100.3%	77.8%
			Quotes
Senior Secured Loans—Second Lien	632,912	Market Comparables	Market Yield (%)	9.3% - 19.9%	14.8%
	290,490	Market Quotes	Indicative Dealer	1.8% - 96.0%	73.1%
			Quotes
Senior Secured Bonds	274,173	Market Comparables	Market Yield (%)	14.0% - 16.5%	14.6%
	49,775	Market Quotes	Indicative Dealer	14.0% - 96.8%	65.0%
			Quotes
Subordinated Debt	64,875	Market Comparables	Market Yield (%)	17.3% - 17.8%	17.5%
	508,593	Market Quotes	Indicative Dealer	19.9% - 99.0%	73.2%
			Quotes
	6,272	Other(2)	Other(2)	N/A	N/A
Equity/Other	284,300	Market Comparables	Market Yield (%)	13.0% - 14.0%	13.5%
			EBITDA Multiples (x)	5.0x - 14.3x	9.9x
			Production Multiples	$50,000.0 - $100,000.0	$56,271.9
			(Mmb/d)
			Proved Reserves	$7.8 - $14.0	$9.0
			Multiples (Mmboe)
			PV-10 Multiples (x)	0.4x - 1.0x	0.5x
			Capacity Multiple	$2,000.0 - $2,500.0	$2,250.0
			($/kW)
		Discounted Cash Flow	Discount Rate (%)	12.0% - 31.3%	30.1%
	28,318	Other(2)	Other(2)	N/A	N/A

Total	$3,069,498

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$356,089	Market Comparables	Market Yield (%)	8.5% - 12.3%	10.2%
	498,736	Market Quotes	Indicative Dealer	78.8% - 102.3%	93.9%
			Quotes
Senior Secured Loans—Second Lien	449,771	Market Comparables	Market Yield (%)	8.5% - 12.0%	10.6%
	540,201	Market Quotes	Indicative Dealer	71.6% - 101.6%	89.6%
			Quotes
Senior Secured Bonds	186,058	Market Comparables	Market Yield (%)	10.5% - 11.0%	10.8%
	99,427	Market Quotes	Indicative Dealer	76.5% - 106.3%	94.2%
			Quotes
Subordinated Debt	74,250	Market Comparables	Market Yield (%)	11.5% - 12.0%	11.8%
	865,750	Market Quotes	Indicative Dealer	41.5% - 110.5%	84.9%
			Quotes
	313	Other(2)	Other(2)	N/A	N/A
Equity/Other	304,582	Market Comparables	Market Yield (%)	11.0% - 15.8%	13.1%
			EBITDA Multiples (x)	4.5x - 10.5x	8.9x
			Production Multiples	$37,500.0 - $174,000.0	$47,173.9
			(Mmb/d)
			Proved Reserves	$6.5 - $27.2	$7.2
			Multiples (Mmboe)
			PV-10 Multiples (x)	0.3x - 1.8x	1.2x
		Discounted Cash Flow	Discount Rate (%)	11.5% - 30.3%	16.0%
		Option Valuation Model	Volatility (%)	45.0% - 52.5%	51.6%

Total	$3,375,177

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

Note 8. Financing Arrangements

        The following table presents a summary of information with respect to the Company's outstanding financing arrangements as of December 31, 2015:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	September 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$280,000	$60,000	June 11, 2016
Fortress Facility	Term	L+5.00%(2)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$92,173	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$140,000	$60,000	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2015, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

(2)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 5.00%, subject to a floor of 0.75%.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,010,699 and 2.77%, respectively. As of December 31, 2015, the Company's weighted average effective interest rate on borrowings was 2.95%.

BNP Facility

        On December 11, 2013, Berwyn Funding LLC, or Berwyn Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNP. As amended to date, Berwyn Funding can borrow, from time to time, up to $300,000 from BNP. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed facility agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP and a special custody and pledge agreement by and among Berwyn Funding, BNP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of December 11, 2013, and which are collectively referred to herein as the BNP financing agreements.

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

        As of December 31, 2015 and 2014, $113,737 and $223,000, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of December 31, 2015, all of the deferred financing costs had been amortized to interest expense.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$2,983	$1,822	$28
Non-usage fees	507	573	50
Amortization of deferred financing costs	76	349	24

Total interest expense	$3,566	$2,744	$102

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$3,528	$2,132	$—
Average borrowings under the facility(2)	$209,117	$134,436	$38,000
Effective interest rate on borrowings	1.71%	1.36%	1.35%
Weighted average interest rate (including the effect of non-usage fees)	1.67%	1.78%	3.52%

(1)
Interest under the BNP facility is paid monthly in arrears.

(2)
Average borrowings for the year ended December 31, 2013 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2013

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP facility contains customary events of default and other termination events for similar financing transactions, including (a) the occurrence of a default or similar condition under certain third-party contracts by the Company and Berwyn Funding; (b) any change in BNP's interpretation of applicable law that, in the reasonable opinion of counsel to BNP, has the effect of impeding or prohibiting the facility; (c) certain events of insolvency or bankruptcy by the Company or Berwyn Funding; (d) specified material reductions in the Company's or Berwyn Funding's net asset value; (e) any change in the Company's fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as investment adviser to the Company and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the years ended December 31, 2015, 2014 and 2013, Berwyn Funding received a fee of $1, $19 and $0, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of December 31, 2015 and 2014, the fair value of those securities rehypothecated by BNP was $108,340 and $68,487, respectively.

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

        As of December 31, 2015, no amounts remained outstanding under the Citibank credit facility. As of December 31, 2014, $128,300 was outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility.

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Citibank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$471	$4,763	$2,222
Non-usage fees	—	1	30
Amortization of deferred financing costs	130	328	199

Total interest expense	$601	$5,092	$2,451

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$1,011	$4,903	$1,573
Average borrowings under the facility(2)	$70,020	$171,151	$140,217
Effective interest rate on borrowings	—	2.98%	2.81%
Weighted average interest rate (including the effect of non-usage fees)	2.99%	2.78%	2.90%

(1)
Interest under the Citibank credit facility was paid quarterly in arrears.

(2)
Average borrowings for the year ended December 31, 2015 were calculated for the period from January 1, 2015 to the date on which the Company repaid and terminated the facility. Average borrowings for the year ended December 31, 2013 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2013.

        Borrowings of EP Funding were considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto. The Deutsche Bank credit facility subsequently was amended to increase the maximum commitments under the facility to $340,000 and extend the maturity date to June 11, 2016.

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

        Pricing under the Deutsche Bank credit facility is based on LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding, plus 1.80% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2016.

        As of December 31, 2015 and 2014, $280,000 was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,340 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

expense over the life of the facility. As of December 31, 2015, $529 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$5,951	$5,046	$4,509
Non-usage fees	456	385	191
Amortization of deferred financing costs	1,036	763	637

Total interest expense	$7,443	$6,194	$5,337

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$6,316	$5,294	$4,546
Average borrowings under the facility	$280,000	$245,260	$216,410
Effective interest rate on borrowings	2.30%	2.04%	2.04%
Weighted average interest rate (including the effect of non-usage fees)	2.29%	2.21%	2.17%

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

Fortress Facility

        On November 6, 2015, Foxfields Funding LLC, or Foxfields Funding, a wholly-owned financing subsidiary of the Company, entered into a senior secured multiple draw term loan facility, or the Fortress facility, with Fortress Credit Co LLC as administrative agent, or Fortress, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress facility, as amended, provides for $155,000 of term loans available to be borrowed during the first two years after the initial closing date of November 6, 2015 with an option for the Company to request, at one or more times during the first two years after the closing date, that existing or new lenders, at their election provide up to $45,000 of additional commitments.

        Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR accrues at a rate equal to LIBOR (subject to a floor of 0.75%) plus 5.00% per annum, and (ii) loans bearing interest by reference to the base rate accrues at 4.00% per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 1.75% per annum. Interest is payable quarterly in arrears beginning with the quarter ending March 31, 2016. During the first year after the closing date, Foxfields Funding is subject to a commitment fee at a rate equal to 100 basis points on the average daily undrawn initial facility amount of $125,000. Under certain conditions, Foxfields Funding will be subject to a prepayment premium if all or any part of the principal balance of the borrowings is prepaid prior to a date that is two years after the closing date. Foxfields Funding incurred certain customary fees, costs and expenses in connection with obtaining the facility.

        As of December 31, 2015, $89,600 was outstanding under the Fortress facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,121 in connection with obtaining and amending the Fortress facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $1,094 of such deferred financing costs had yet to be amortized to interest expense.

        For the year ended December 31, 2015, the components of total interest expense for the Fortress facility were as follows:

Year Ended December 31, 2015
Direct interest expense	$507
Non-usage fees	140
Amortization of deferred financing costs	27

Total interest expense	$674

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the year ended December 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

Year Ended December 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$56,714
Effective interest rate on borrowings	5.75%
Weighted average interest rate (including the effect of non-usage fees)	7.33%

(1)
Interest under the Fortress facility is paid quarterly in arrears and will commence on March 31, 2016.

(2)
Average borrowings for the year ended December 31, 2015 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2015.

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

        Borrowings of Foxfields Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Financing

        On September 11, 2014, through its two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC, or Gladwyne Funding, and Strafford Funding LLC, or Strafford Funding, the Company entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman. The amount available under the financing arrangement, as amended, is $325,000. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of December 31, 2015, the fair value of assets held by Gladwyne Funding was $642,954, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or the Indenture, with Citibank N.A., as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of December 31, 2015, Strafford Funding had purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility (as defined below). Strafford Funding purchased $241,550 of Notes during the year ended December 31, 2015.

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

        Strafford Funding, in turn, entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of December 31, 2015, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes available to be purchased under the Goldman facility, for a total purchase price equal to $324,984.

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

        As of December 31, 2015, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $324,984. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of December 31, 2015, Strafford Funding's liability under the Goldman facility was $324,984, plus $474 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $220 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2015 and 2014, the components of total interest expense for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$9,448	$445
Amortization of deferred financing costs	128	32

Total interest expense	$9,576	$477

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$9,419	$—
Average borrowings under the facility(2)	$251,427	$49,721
Effective interest rate on borrowings	3.09%	2.98%
Weighted average interest rate	3.76%	2.98%

(1)
Interest under the Goldman facility is paid quarterly in arrears.

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

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the year ended December 31, 2015, the Company repaid $57,827 of outstanding borrowings under the facility.

        The Company contributed cash and debt securities to Energy Funding from time to time, prior to the commencement of the amortization period under the facility, subject to certain restrictions set forth in the Natixis credit facility. The Company continues to retain a residual interest in any assets contributed through its ownership of Energy Funding or it received fair market value for any debt securities sold to Energy Funding. Energy Funding was also permitted to purchase additional debt securities from various sources prior to the commencement of the amortization period under the facility. Energy Funding has appointed the Company to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in Energy Funding.

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

        As of December 31, 2015 and 2014, $92,173 and $150,000, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $1,386 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Natixis credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$3,041	$3,733	$1,102
Non-usage fees	—	—	185
Amortization of deferred financing costs	782	256	120

Total interest expense	$3,823	$3,989	$1,407

        For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$3,195	$3,810	$771
Average borrowings under the facility(2)	$116,357	$150,000	$118,820
Effective interest rate on borrowings	2.77%	2.57%	2.94%
Weighted average interest rate (including the effect of non-usage fees)	2.61%	2.54%	2.99%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

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

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility provided for borrowings in an aggregate principal amount up to $200,000 on a committed basis. On February 23, 2016, Wayne Funding and Wells Fargo entered into an amendment to reduce the aggregate borrowings available under the facility to $125,000.

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

        As of December 31, 2015 and 2014, $140,000 and $120,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $1,950 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2015 and 2014, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$3,917	$219
Non-usage fees	575	191
Amortization of deferred financing costs	528	163

Total interest expense	$5,020	$573

        For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$4,369	$156
Average borrowings under the facility(2)	$129,575	$120,000
Effective interest rate on borrowings	3.23%	2.74%
Weighted average interest rate (including the effect of non-usage fees)	3.47%	2.27%

(1)
Interest under the Wells Fargo credit facility is paid quarterly in arrears.

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

        See Note 6 for a discussion of the Company's unfunded commitments.

Note 10. Senior Securities Asset Coverage

        Information about the Company's senior securities is shown in the table below for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit (Exclude Bank Loans)(4)
2011	$27,627	3.45	—	N/A
2012	$263,299	3.29	—	N/A
2013	$624,174	3.69	—	N/A
2014	$1,090,413	3.35	—	N/A
2015	$1,040,494	3.32	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security. The TRS was entered into on August 11, 2011 and was terminated on May 24, 2013.

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

(4)
Not applicable because senior securities are not registered for public trading on an exchange.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights

        The following is a schedule of financial highlights of the Company for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Per Share Data:(1)
Net asset value, beginning of period	$8.57	$9.66	$9.34	$8.74	$8.91
Results of operations(2)
Net investment income (loss)	0.67	0.74	0.58	0.33	0.16
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(2.18)	(1.46)	0.36	1.05	0.07

Net increase (decrease) in net assets resulting from operations	(1.51)	(0.72)	0.94	1.38	0.23

Shareholder distributions(3)
Distributions from net investment income	(0.67)	(0.62)	(0.65)	(0.49)	(0.27)
Distributions from net realized gain on investments	(0.04)	(0.07)	(0.01)	(0.10)	(0.01)
Distributions representing tax return of capital	—	—	—	(0.04)	—

Net decrease in net assets resulting from shareholder distributions	(0.71)	(0.69)	(0.66)	(0.63)	(0.28)

Capital share transactions
Issuance of common shares(4)	0.18	0.35	0.09	0.02	0.10
Repurchases of common shares(5)	—	—	—	—	—
Offering costs(2)	(0.03)	(0.03)	(0.05)	(0.12)	(0.39)
Payments to investment adviser for organization and offering costs(2)	—	—	—	(0.07)	(0.26)
Capital contributions of investment adviser(2)	—	—	—	0.02	0.43

Net increase (decrease) in net assets resulting from capital share transactions	0.15	0.32	0.04	(0.15)	(0.12)

Net asset value, end of period	$6.50	$8.57	$9.66	$9.34	$8.74

Shares outstanding, end of period	372,210,264	299,394,371	173,532,259	64,524,909	7,746,643

Total return(6)	(15.87)%	(4.14)%	10.49%	14.07%	1.23%

Ratio/Supplemental Data:
Net assets, end of period	$2,417,861	$2,565,721	$1,676,237	$602,889	$67,685

Ratio of net investment income to average net assets(7)	8.31%	7.71%	6.04%	3.64%	1.83%

Ratio of total expenses to average net assets(7)	5.55%	5.07%	5.89%	7.09%	4.11%
Ratio of expenses reimbursed by sponsor to average net assets(7)	—	—	—	(0.51)%	(2.03)%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	—	—	0.51%	—

Ratio of net expenses to average net assets(7)	5.55%	5.07%	5.89%	7.09%	2.08%

Portfolio turnover(8)	22.70%	35.55%	53.26%	75.24%	12.77%

Total amount of senior securities outstanding, exclusive of treasury securities(9)	$1,040,494	$1,090,413	$624,174	$263,299	$27,627

Asset coverage per unit(10)	3.32	3.35	3.69	3.29	3.45

(1)
Per share data may be rounded in order to recompute the ending net asset value per share. The share information utilized to determine per share data for the years ended December 31, 2012 and 2011 has been retroactively adjusted to reflect a share distribution of 1.0% declared in February 2012.

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

(6)
The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The 2011 total return is based on an initial investment at $8.91 per share, which represents the initial offering price per share, net of sales commissions and dealer manager fees, after taking into account the share distribution to shareholders described above in footnote 1 to the Financial Highlights. The total return does not consider the effect of the sales load from the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the returns shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and do not represent an actual return to shareholders.

(7)
Weighted average net assets during the years ended December 31, 2015, 2014, 2013 and 2012 and the period from July 18, 2011 (Commencement of Investment Operations) through December 31, 2011 are used for this calculation. Ratios for the period from July 18, 2011 (Commencement of Investment Operations) through December 31, 2011 are not annualized. The following is a schedule of supplemental ratios for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Ratio of accrued capital gains incentive fees to average net assets	—	(0.48)%	0.75%	2.30%	0.19%
Ratio of subordinated income incentive fees to average net assets	1.13%	1.41%	0.69%	—	—
Ratio of interest expense to average net assets	1.12%	0.84%	0.84%	0.77%	0.79%
Ratio of income and excise taxes to average net assets	0.01%	0.04%	0.07%	—	—
(8)
Portfolio turnover for the period from July 18, 2011 (Commencement of Investment Operations) through December 31, 2011 is not annualized.

(9)
Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treated the outstanding notional amount of the Company's TRS, less the initial amount of any cash collateral required to be posted, as a senior security. The TRS was entered into on August 11, 2011 and was terminated on May 24, 2013.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

        The following is the quarterly results of operations for the years ended December 31, 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$102,898	$98,758	$92,410	$85,587
Operating expenses
Total expenses	42,328	40,122	36,746	32,862

Net investment income	60,570	58,636	55,664	52,725
Realized and unrealized gain (loss)	(407,886)	(340,600)	9,329	263

Net increase (decrease) in net assets resulting from operations	$(347,316)	$(281,964)	$64,993	$52,988

Per share information-basic and diluted
Net investment income	$0.17	$0.17	$0.17	$0.17

Net increase (decrease) in net assets resulting from operations	$(0.96)	$(0.81)	$0.20	$0.17

Weighted average shares outstanding	362,553,878	348,739,636	329,285,131	310,241,395

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$88,786	$72,621	$72,007	$56,556
Operating expenses
Total expenses	30,385	19,451	34,977	30,268

Net investment income	58,401	53,170	37,030	26,288
Realized and unrealized gain (loss)	(337,427)	(49,904)	15,089	27,844

Net increase (decrease) in net assets resulting from operations	$(279,026)	$3,266	$52,119	$54,132

Per share information-basic and diluted
Net investment income	$0.20	$0.21	$0.17	$0.14

Net increase (decrease) in net assets resulting from operations	$(0.98)	$0.01	$0.24	$0.29

Weighted average shares outstanding	285,577,757	252,878,585	219,030,100	188,276,979

        The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2015 and 2014. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 13. Recently Issued Accounting Standards

        In April 2015, the FASB, issued Accounting Standards Update, or ASU, No. 2015-03, Interest—Imputation of Interest, to simplify the presentation in the financial statements of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest, to update the guidance to include SEC views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

        As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

        2.     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of trustees; and

        3.     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Attestation Report of the Registered Public Accounting Firm

        Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 106.

Changes in Internal Control Over Financial Reporting

        During our fourth quarter of 2015, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

        The Company will file a definitive Proxy Statement for its 2016 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Company's definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

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
4.1
Form of Subscription Agreement. (Incorporated by reference to FS Energy and Power Fund's final prospectus filed on September 23, 2015 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)
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
10.60
First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 1, 2015.)
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

FS ENERGY AND POWER FUND
Date: March 11, 2016	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 11, 2016	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 11, 2016	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 11, 2016	/s/ David Adelman David Adelman Trustee
Date: March 11, 2016	/s/ Sidney Brown Sidney Brown Trustee
Date: March 11, 2016	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 11, 2016	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 11, 2016	/s/ Thomas J. Gravina Thomas J. Gravina Trustee
Date: March 11, 2016	/s/ Michael Heller Michael Heller Trustee
Date: March 11, 2016	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 11, 2016	/s/ Richard W. Vague Richard W. Vague Trustee
Date: March 11, 2016	/s/ R. Richard Williams R. Richard Williams Trustee