Form 10-Q
period 2016-03-31
FS Energy & Power Fund
filed 2016-05-09
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

        The issuer had 392,438,883 common shares of beneficial interest outstanding as of April 26, 2016.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,233,960 and $3,267,830, respectively)	$2,457,923	$2,518,595
Non-controlled/affiliated investments (amortized cost—$573,047 and $356,188, respectively)	480,320	276,993
Controlled/affiliated investments (amortized cost—$0 and $270,389, respectively)	—	273,910

Total investments, at fair value (amortized cost—$3,807,007 and $3,894,407, respectively)	2,938,243	3,069,498
Cash	403,584	368,867
Receivable for investments sold and repaid	75	13,792
Interest receivable	42,457	34,921
Receivable for common shares purchased	9,274	6,915
Deferred financing costs	3,178	3,865
Deferred offering costs	1,375	—
Prepaid expenses and other assets	184	247

Total assets	$3,398,370	$3,498,105

Liabilities
Payable for investments purchased	$789	$—
Credit facilities payable (net of deferred financing costs of $1,249 and $1,094, respectively)	616,758	714,416
Repurchase agreement payable (net of deferred financing costs of $188 and $220, respectively)(1)	324,796	324,764
Shareholder distributions payable	32	48
Management fees payable	17,241	18,338
Subordinated income incentive fees payable(2)	5,774	12,048
Administrative services expense payable	1,552	1,872
Interest payable	4,619	3,046
Trustees' fees payable	250	254
Other accrued expenses and liabilities	5,289	5,458

Total liabilities	977,100	1,080,244

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 389,470,260 and 372,210,264 shares issued and outstanding, respectively	389	372
Capital in excess of par value	3,537,244	3,428,672
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(257,231)	(200,220)
Accumulated undistributed net investment income(4)	9,694	14,024
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(868,826)	(824,987)

Total shareholders' equity	2,421,270	2,417,861

Total liabilities and shareholders' equity	$3,398,370	$3,498,105

Net asset value per common share at period end	$6.22	$6.50

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$77,742	$76,202
Fee income	820	4,518
From non-controlled/affiliated investments:
Interest income	11,992	4,867
Fee income	7,356	—

Total investment income	97,910	85,587

Operating expenses
Management fees	17,241	18,745
Subordinated income incentive fees(1)	5,774	2,879
Administrative services expenses	884	1,500
Share transfer agent fees	742	794
Accounting and administrative fees	286	360
Interest expense	9,352	7,316
Trustees' fees	250	225
Offering costs	125	—
Other general and administrative expenses	833	954

Total operating expenses	35,487	32,773
Income taxes	33	89

Total expenses	35,520	32,862

Net investment income	62,390	52,725

Realized and unrealized gain/loss
Net realized gain (loss) on investments
Non-controlled/unaffiliated	(59,276)	(17,957)
Non-controlled/affiliated	2,265	—
Net change in unrealized gain (loss) on foreign currency	—	(238)
Net change in unrealized appreciation (depreciation) on investments
Non-controlled/unaffiliated	(31,337)	16,118
Non-controlled/affiliated	(12,518)	2,468
Net change in unrealized gain (loss) on foreign currency	16	(128)

Total net realized and unrealized gain (loss) on investments	(100,850)	263

Net increase (decrease) in net assets resulting from operations	$(38,460)	$52,988

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.10)	$0.17

Weighted average shares outstanding	377,688,379	310,241,395

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operations
Net investment income	$62,390	$52,725
Net realized gain (loss) on investments and foreign currency	(57,011)	(18,195)
Net change in unrealized appreciation (depreciation) on investments	(43,855)	18,586
Net change in unrealized gain (loss) on foreign currency	16	(128)

Net increase (decrease) in net assets resulting from operations	(38,460)	52,988

Shareholder distributions(1)
Distributions from net investment income	(66,720)	(41,234)
Distributions from net realized gain on investments	—	(13,591)

Net decrease in net assets resulting from shareholder distributions	(66,720)	(54,825)

Capital share transactions
Issuance of common shares(2)	84,697	167,767
Reinvestment of shareholder distributions(2)	42,231	21,167
Repurchases of common shares(2)	(18,339)	(3,972)
Offering costs	—	(2,500)

Net increase in net assets resulting from capital share transactions	108,589	182,462

Total increase (decrease) in net assets	3,409	180,625
Net assets at beginning of period	2,417,861	2,565,721

Net assets at end of period	$2,421,270	$2,746,346

Accumulated undistributed net investment income(1)	$9,694	$15,832

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the three months ended March 31, 2016 and 2015.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(38,460)	$52,988
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(108,640)	(211,629)
Paid-in-kind interest	(8,071)	(7,453)
Proceeds from sales and repayments of investments	151,330	194,530
Net realized (gain) loss on investments	57,011	17,957
Net change in unrealized (appreciation) depreciation on investments	43,855	(18,586)
Accretion of discount	(4,230)	(2,283)
Amortization of deferred financing costs	785	613
Amortization of deferred offering costs	125	—
(Increase) decrease in receivable for investments sold and repaid	13,717	37,599
(Increase) decrease in interest receivable	(7,536)	(2,850)
(Increase) decrease in prepaid expenses and other assets	63	(232)
Increase (decrease) in payable for investments purchased	789	(245)
Increase (decrease) in management fees payable	(1,097)	833
Increase (decrease) in subordinated income incentive fees payable	(6,274)	(9,263)
Increase (decrease) in administrative services expense payable	(320)	127
Increase (decrease) in interest payable(1)	1,573	1,313
Increase (decrease) in trustees' fees payable	(4)	(4)
Increase (decrease) in other accrued expenses and liabilities	(169)	(664)

Net cash provided by (used in) operating activities	94,447	52,751

Cash flows from financing activities
Issuance of common shares	82,338	177,673
Reinvestment of shareholder distributions	42,231	21,167
Repurchases of common shares	(18,339)	(3,972)
Offering costs incurred	(1,500)	(2,500)
Shareholder distributions	(66,736)	(33,177)
Borrowings under credit facilities	—	5,000
Repayments under credit facilities	(97,503)	(130,086)
Deferred financing costs paid	(221)	—

Net cash provided by financing activities	(59,730)	34,105

Total increase (decrease) in cash	34,717	86,856
Cash at beginning of period	368,867	225,130

Cash at end of period	$403,584	$311,986

Supplemental disclosure
Excise and state taxes paid	$400	$310

Non-cash purchase of investment	$(25,026)	$—

Non-cash sale of investment	$25,026	$—

(1)
See Note 8 for a discussion of the Company's credit facilities and repurchase transaction. During the three months ended March 31, 2016 and 2015, the Company paid $4,314 and $5,390, respectively, in interest expense on the credit facilities. During the three months ended March 31, 2016 and 2015, the Company paid $2,680 and $0, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of March 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—32.8%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$60,559	$57,687	$36,335
Allied Wireline Services, LLC	(g)(i)(k)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	104,468	103,412	92,062
Alon USA Partners, L.P.	(g)(i)(l)	Downstream	L+800	1.3%	11/26/18	7,139	7,309	7,121
Altus Power America, Inc.	(j)	Power	L+750	1.5%	10/10/21	53,305	53,305	52,772
Altus Power America, Inc.	(e)	Power	L+750	1.5%	10/10/21	31,070	31,070	30,759
AP Exhaust Acquisition, LLC	(g)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	14,585
BL Sand Hills Unit, L.P.		Upstream	Prime+650	3.5%	12/17/17	39,959	34,702	34,115
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,922	13,827	13,593
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	51,713	50,920	19,392
Cimarron Energy Inc.	(g)	Service & Equipment	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,105	24,105	22,779
Crestwood Holdings LLC	(g)(j)	Midstream	L+800		6/19/19	30,153	30,267	15,478
EnergySolutions, LLC	(i)(j)	Service & Equipment	L+575	1.0%	5/29/20	20,462	20,164	19,030
EP Acquisition LLC	(q)(y)	Upstream	Prime+500 PIK (8.3% Max PIK)	3.3%	2/26/16	525	525	—
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	14,926	14,926	14,777
Lusk Operating LLC	(q)(y)	Upstream	Prime+500 PIK (8.3% Max PIK)	3.3%	9/30/16	25,172	24,989	7,803
Lusk Operating LLC	(e)(q)(y)	Upstream	Prime+500 PIK (8.3% Max PIK)	3.3%	9/30/16	4,828	5,011	1,497
MB Precision Holdings LLC	(g)	Service & Equipment	L+725	1.3%	1/23/20	12,821	12,821	12,308
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,432	32,534	29,676
Panda Sherman Power, LLC	(g)(j)	Power	L+750	1.5%	9/14/18	22,586	22,855	19,537
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,900	9,730	7,475
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,740	28,039	23,440
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	11,449	11,437	6,583
Stallion Oilfield Holdings, Inc.	(g)(i)(j)(q)(y)	Service & Equipment	L+675	1.3%	6/19/18	45,025	45,042	24,426
Stonewall Gas Gathering LLC	(j)	Midstream	L+775	1.0%	1/28/22	23,293	22,488	23,060
Sunnova Asset Portfolio 5 Holdings, LLC	(j)(o)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	147,827	145,322	147,827
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+1100	1.0%	7/20/21	59,057	59,057	59,057
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	4,473	3,467	2,801
Warren Resources, Inc.	(k)(y)	Upstream	L+850	1.0%	5/22/20	131,175	131,175	105,596

Total Senior Secured Loans—First Lien							1,011,997	843,884
Unfunded Loan Commitments							(49,908)	(49,908)

Net Senior Secured Loans—First Lien							962,089	793,976

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—37.8%
Alison US LLC	(j)(l)	Service & Equipment	L+850	1.0%	8/29/22	$17,222	$16,660	$14,007
American Energy—Marcellus, LLC		Upstream	L+750	1.0%	8/4/21	10,000	9,874	391
Ameriforge Group Inc.	(g)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,414	7,130
AP Exhaust Acquisition, LLC		Service & Equipment	12.0% PIK (12.0% Max PIK)		9/28/21	3,444	3,444	3,074
Arena Energy, LP	(i)(k)	Upstream	L+1000	1.0%	1/24/21	65,000	65,000	57,363
Ascent Resources—Utica, LLC	(g)(j)(k)	Upstream	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	282,157	281,090	266,638
Atlas Resource Partners, L.P.	(i)(k)	Upstream	L+900	1.0%	2/23/20	100,000	97,623	80,750
BlackBrush Oil & Gas, L.P.	(f)(i)	Upstream	L+650	1.0%	7/30/21	31,519	30,743	24,401
Brock Holdings III, Inc.	(g)(j)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,750	21,612
Chief Exploration & Development LLC	(f)(i)	Upstream	L+650	1.0%	5/16/21	19,576	19,506	11,787
Consolidated Precision Products Corp.	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	11,574	11,531	10,031
Emerald Performance Materials, LLC	(j)	Downstream	L+675	1.0%	8/1/22	5,319	5,297	4,867
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	11.0%		5/29/19	74,186	74,186	75,206
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	10.0%		5/29/19	32,462	32,462	32,868
Fieldwood Energy LLC	(i)	Upstream	L+713	1.3%	9/30/20	41,047	41,911	7,594
Granite Intermediate Holdings, Inc.	(f)	Power	L+725	1.0%	10/15/22	13,150	13,050	10,323
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,304	11,250
Horn Intermediate Holdings, Inc.	(g)(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	49,999
Jonah Energy LLC	(i)(j)	Upstream	L+650	1.0%	5/12/21	25,133	24,834	12,944
MD America Energy, LLC	(f)(g)(j)	Upstream	L+850	1.0%	8/4/19	41,612	40,206	31,937
Neff Rental LLC	(j)	Service & Equipment	L+625	1.0%	6/9/21	15,039	15,075	13,346
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/19/20	15,000	14,910	11,938
P2 Upstream Acquisition Co.	(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,853	21,515
Templar Energy LLC	(g)(i)(y)	Upstream	L+750	1.0%	11/25/20	91,746	88,592	10,321
Total Safety U.S., Inc.	(g)(j)	Service & Equipment	L+800	1.3%	9/13/20	14,795	14,969	6,658
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	36,192	36,231	16,407
Vantage Energy, LLC	(i)(j)	Upstream	L+750	1.0%	12/20/18	30,002	29,868	15,976
Vantage Energy II, LLC	(i)(j)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	85,000

Total Senior Secured Loans—Second Lien							1,215,633	915,333

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—13.4%
American Energy—Woodford, LLC	(h)(q)(y)	Upstream	12.0% PIK (12.0% Max PIK)		12/30/20	$7,806	$5,662	$1,600
FourPoint Energy, LLC	(j)(k)(o)	Upstream	8.0%		12/31/20	290,813	282,327	229,015
FourPoint Energy, LLC	(e)(o)	Upstream	8.0%		12/31/20	18,563	18,470	14,618
Light Tower Rentals, Inc.	(h)(n)	Service & Equipment	8.1%		8/1/19	17,500	17,322	9,603
Lightstream Resources Ltd.	(k)(l)	Upstream	9.9%		6/15/19	62,400	62,400	54,132
Mirant Mid-Atlantic Trust	(f)(h)(n)	Power	10.1%		12/30/28	23,344	26,061	22,790
SandRidge Energy, Inc.	(h)(n)(q)(y)	Upstream	8.8%		6/1/20	46,700	46,600	11,442

Total Senior Secured Bonds							458,842	343,200
Unfunded Bond Commitment							(18,470)	(18,470)

Net Senior Secured Bonds							440,372	324,730

Subordinated Debt—22.3%
Alta Mesa Holdings, LP	(h)	Upstream	9.6%		10/15/18	18,451	18,386	5,097
Archrock Partners, L.P.	(h)(l)	Midstream	6.0%		4/1/21	3,055	2,642	2,272
Archrock Partners, L.P.	(h)(l)	Midstream	6.0%		10/1/22	10,533	8,905	7,597
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	7.8%		1/15/21	28,285	25,950	3,907
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	9.3%		8/15/21	24,460	23,597	3,440
Bellatrix Exploration Ltd.	(f)(h)(l)	Upstream	8.5%		5/15/20	45,590	44,771	23,821
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	27,500	27,268	25,884
Calpine Corp.	(f)(l)	Power	5.8%		1/15/25	5,100	5,092	4,936
Canbriam Energy Inc.	(h)(j)(l)	Upstream	9.8%		11/15/19	115,200	111,744	100,032
Compressco Partners, LP	(f)(h)	Service & Equipment	7.3%		8/15/22	20,050	19,893	14,010
Crestwood Equity Partners L.P.	(f)(l)	Midstream	6.1%		3/1/22	5,500	5,500	4,132
Dynegy Finance I/II Inc.	(f)(l)	Power	7.6%		11/1/24	17,080	16,663	15,521
Eclipse Resources Corp.	(h)(l)	Upstream	8.9%		7/15/23	32,500	28,621	16,646
EV Energy Partners, L.P.	(h)(n)	Upstream	8.0%		4/15/19	33,964	24,404	9,005
Everest Acquisition LLC	(h)(l)	Upstream	9.4%		5/1/20	19,970	15,740	10,160

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(l)	Midstream	6.8%		8/1/22	$12,100	$11,700	$11,298
GenOn Energy, Inc.	(h)(n)	Power	9.9%		10/15/20	42,698	44,591	27,751
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	5,000	4,827	3,752
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	654	654	654
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,155	4,155	4,155
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	859	859	859
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	808	808	808
Global Partners L.P.	(f)(h)(l)(n)	Midstream	6.3%		7/15/22	68,350	68,350	50,693
Jupiter Resources Inc.	(h)(l)	Upstream	8.5%		10/1/22	71,125	67,409	37,718
Lonestar Resources America Inc.	(h)(n)	Upstream	8.8%		4/15/19	21,500	21,586	12,497
Martin Midstream Partners L.P.	(f)(l)	Midstream	7.3%		2/15/21	15,658	16,123	13,525
ONEOK, Inc.	(f)(h)(l)(n)	Midstream	7.5%		9/1/23	28,000	26,801	27,304
Seven Generations Energy Ltd.	(f)(l)	Upstream	6.8%		5/1/23	5,150	4,702	4,852
Talos Production LLC	(h)(n)	Upstream	9.8%		2/15/18	43,250	43,256	13,256
Tenrgys, LLC	(i)(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	65,625
Whiting Petroleum Corp.	(h)(l)	Upstream	5.0%		3/15/19	4,685	4,162	3,250
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	14,300	14,371	13,853

Total Subordinated Debt							788,530	538,310

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—15.1%(m)
Abaco Energy Technologies LLC, Common Equity	(q)	Service & Equipment	6,944,444	$6,944	$347
Allied Downhole Technologies, LLC, Common Equity	(k)(p)(q)	Service & Equipment	6,600,000	6,600	2,310
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(p)(q)	Service & Equipment	5,344,680	1,865	1,871
Altus Power America Holdings, LLC, Preferred Equity		Power	17,768,478	17,713	31,095
Altus Power America Management, LLC, Class B Units	(q)(r)	Power	2,250	—	—
AP Exhaust Holdings, LLC, Common Equity	(k)(p)(q)	Service & Equipment	811	811	341
Ascent Resources Utica Holdings, LLC, Common Equity	(q)(s)	Upstream	148,692,909	44,700	33,319
BL Sand Hills Unit, L.P., Net Profits Interest	(q)(u)	Upstream	N/A	5,074	4,409
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(u)	Upstream	N/A	725	349
Cimarron Energy Holdco Inc., Common Equity	(q)	Service & Equipment	3,201,631	2,991	2,241
Extraction Oil & Gas Holdings, LLC, Common Equity	(k)(p)(q)	Upstream	4,191,800	11,250	18,863
Fortune Creek Co-Invest I L.P., LP Interest	(l)(q)(v)(y)	Midstream	N/A	16,697	3,017
FourPoint Energy, LLC, Common Equity, Class C Units	(k)(o)(p)(q)	Upstream	66,000	66,000	21,615
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(o)(p)(q)	Upstream	12,374	8,176	4,083
Global Jet Capital Holdings, LP, Preferred Equity	(q)	Service & Equipment	2,448,883	2,449	2,449
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(p)(q)	Service & Equipment	371,901	372	614
Lusk Operating LLC, Common Equity	(q)(t)	Upstream	1,000	1,000	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(p)(q)	Service & Equipment	490,213	490	245
Plains Offshore Operations Inc., Preferred Equity	(f)	Upstream	21,067	26,757	26,031
Plains Offshore Operations Inc., Warrants, 11/18/2019	(q)	Upstream	427,005	689	—
Summit Midstream Partners, LLC, Preferred Equity		Midstream	39,163	39,163	37,988
Sunnova Energy Corp., Common Equity	(o)(q)	Power	6,667,368	25,026	35,470
Sunnova Energy Corp., Preferred Equity	(o)(q)	Power	8,677,024	46,196	46,162
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(q)(w)	Service & Equipment	3,750,000	6,029	4,125
Synergy Offshore LLC, Preferred Equity	(k)(x)	Upstream	50,000	62,666	88,950

Total Equity/Other				400,383	365,894

TOTAL INVESTMENTS—121.4%				$3,807,007	2,938,243

LIABILITIES IN EXCESS OF OTHER ASSETS—(21.4%)					(516,973)

NET ASSETS—100.0%					$2,421,270

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2016
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.63% and the U.S. Prime Lending Rate, or Prime, was 3.50%.
(c)
Denominated in U.S. dollars, unless otherwise noted.
(d)
Fair value determined by the Company's board of trustees (see Note 7).
(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
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
(l)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of March 31, 2016, 87.7% of the Company's total assets represented qualifying assets.
(m)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(n)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of March 31, 2016, the fair value of securities rehypothecated by BNP was $91,837.
(o)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns 25% or more of the portfolio company's voting securities or it has the power to exercise control over the management or policies of a portfolio company. As of March 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2016:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Sunnova Asset Portfolio 5 Holdings, LLC	$10,434	$112,745	$5,736	$7,356	$2,265	$3,519
Senior Secured Bonds
FourPoint Energy, LLC	—	—	$6,256	—	—	$2,779
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C Units	—	—	—	—	—	$(24,585)
FourPoint Energy, LLC, Common Equity, Class D Units	—	—	—	—	—	$(4,641)
Sunnova Energy Corp., Common Equity	$25,026	—	—	—	—	$10,444
Sunnova Energy Corp., Preferred Equity	$46,196	—	—	—	—	$(34)
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
(v)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2016.
(w)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2016.
(x)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(y)
Security was on non-accrual status as of March 31, 2016.

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2016, the Company had seven wholly-owned financing subsidiaries, six wholly-owned subsidiaries through which it holds interests in certain non-controlled portfolio companies and one wholly-owned subsidiary through which it will hold interests in certain non-controlled portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        While the investment advisory and administrative services agreement with FS Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid, or AICPA, for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor as if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

        Offering Costs:    The Company's offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares. Historically, the Company has charged offering costs

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

against capital in excess of par value on its consolidated balance sheets. Following recent discussions with the Staff of the Division of Investment Management of the SEC, the Company has decided to change its accounting treatment of offering costs and defer and amortize such costs as an expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2016. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

        In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in financial statements. Under pre-existing guidance, debt issuance costs were recognized as a deferred charge and presented as an asset on the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

        During the three months ended March 31, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs incurred in connection with its repurchase agreement entered into in connection with its financing arrangement with Goldman Sachs Bank USA, or Goldman, and its multiple draw term loan agreement entered into in connection with its financing arrangement with Fortress Credit Co LLC, or Fortress. ASU 2015-03 affects the presentation and disclosure of such costs in the Company's financial statements. There is no change to the Company's recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, which is unchanged from its prior method of disclosure.

        Comparative financial statements of prior interim periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	13,333,668	$92,620	19,243,929	$184,430
Reinvestment of Distributions	6,643,252	42,231	2,437,037	21,167

Total Gross Proceeds	19,976,920	134,851	21,680,966	205,597
Commissions and Dealer Manager Fees	—	(7,923)	—	(16,663)

Net Proceeds to Company	19,976,920	126,928	21,680,966	188,934
Share Repurchase Program	(2,716,924)	(18,339)	(450,293)	(3,972)

Net Proceeds from Share Transactions	17,259,996	$108,589	21,230,673	$184,962

Status of Continuous Public Offering

        Since commencing its continuous public offering and through April 26, 2016, the Company has sold 401,344,745 common shares (as adjusted for share distributions) for gross proceeds of $3,997,317, including common shares issued under its distribution reinvestment plan. As of April 26, 2016, the Company had raised total gross proceeds of $4,017,521, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the three months ended March 31, 2016 and 2015, the Company sold 19,976,920 and 21,680,966 common shares for gross proceeds of $134,851 and $205,597, respectively, at an average price per share of $6.75 and $9.48, respectively. The gross proceeds received during the three months ended March 31, 2016 and 2015 include reinvested shareholder distributions of $42,231 and $21,167, respectively, for which the Company issued 6,643,252 and 2,437,037 common shares, respectively. During the period from April 1, 2016 to April 26, 2016, the Company sold 5,165,365 common shares for gross proceeds of $36,148 at an average price per share of $7.00.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $7,923 and $16,663 for the three months ended March 31, 2016 and 2015, respectively.

        The Company previously announced that it intended to close its public offering to new investors near the end of the second quarter or the beginning of the third quarter of 2016, subject to market conditions and the pace of capital raising. Based on and subject to market conditions and the pace of capital raising, the Company now expects to close its public offering to new investors near the end of the third quarter of 2016.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.82	$3,972
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	$6.75	$18,339

        On April 6, 2016, the Company repurchased 2,196,742 common shares (representing 100% of common shares tendered for repurchase) at $6.345 per share for aggregate consideration totaling $13,938.

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

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company's organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. These offering costs were offset against capital in excess of par value on the consolidated financial statements and organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company are deferred and amortized as an expense over twelve months (see Note 2).

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2016	2015
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,241	$18,745
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,774	$2,879
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$884	$1,500
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$713	$1,624
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,479	$3,217

(1)
During the three months ended March 31, 2016 and 2015, $18,338 and $17,912, respectively, in base management fees were paid to FS Advisor. As of March 31, 2016, $17,241 in base management fees were payable to FS Advisor.

(2)
During the three months ended March 31, 2016 and 2015, $12,048 and $12,142, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of March 31, 2016, a subordinated incentive fee on income of $5,774 was payable to FS Advisor.

(3)
During the three months ended March 31, 2016 and 2015, $861 and $1,412, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $1,204 and $1,373 in administrative services expenses to FS Advisor during the three months ended March 31, 2016 and 2015, respectively.

(4)
During the three months ended March 31, 2016 and 2015, the Company incurred offering costs of $1,500 and $2,500, respectively, of which $713 and $1,624, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of April 26, 2016, the Company has issued an aggregate of 5,417,794 common shares (as adjusted for share distributions) for aggregate gross proceeds of $45,942 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

Exemptive Relief

        As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively the Company's co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part, by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

co-investment transactions with its investment sub-adviser, GSO, and its affiliates, it will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, amended and restated as of May 16, 2013, or, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

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

        As of March 31, 2016, the Company had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the three months ended March 31, 2016 and 2015, FS Benefit Trust did not purchase any of the Company's common shares.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1771	$54,825
Fiscal 2016
March 31, 2016	$0.1771	$66,720

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On March 9, 2016, the Company's board of trustees declared regular weekly cash distributions for April 2016 through June 2016. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        No portion of the distributions paid during the three months ended March 31, 2016 or 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the three months ended March 31, 2016 and 2015, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	66,720	100%	41,234	75%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	13,591	25%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$66,720	100%	$54,825	100%

(1)
During the three months ended March 31, 2016 and 2015, 89.4% and 88.6%, respectively, of the Company's gross investment income was attributable to cash income earned, 2.4% and 2.7%,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

  respectively, was attributable to non-cash accretion of discount and 8.2% and 8.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $62,858 and $53,492, respectively. As of March 31, 2016 and December 31, 2015, the Company had $12,574 and $16,436, respectively, of undistributed ordinary income on a tax basis and distributable income received from a limited partnership interest. As of March 31, 2016, the Company had excess undistributed ordinary income on a tax basis of $5,716. During the last twelve months, the Company's distributions exceeded tax-basis net investment income by $7,199. In addition, $24,138 of the Company's tax-basis net investment income was generated by fee income, which is generally non-recurring in nature and the full amount of which is recorded as revenue when earned. Excluding fee income from net investment income during the last twelve months, the Company would have had distributions in excess of tax-basis net investment income of $31,337. No portion of the distributions paid during the three months ended March 31, 2016 or 2015 was funded from offering proceeds or borrowings.

        The Company has seen some positive developments in its investment portfolio and a subsequent increase in its net asset value. However, the Company anticipates that certain investments in the portfolio may need to be restructured or may experience defaults. These restructurings and defaults may have an impact on the level of income received by the Company. As a result, the Company is evaluating the current distribution rate payable on its common shares and there can be no assurance that the Company will be able to maintain a weekly cash distribution amount of $0.013625 per common share. FS Advisor will waive its incentive fees and may waive a portion of its management fee through the second quarter of 2016 to ensure that no portion of the Company's distributions to shareholders is paid from offering proceeds or borrowings.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
GAAP-basis net investment income	$62,390	$52,725
Income on limited partnership interest	—	(372)
Reclassification of unamortized original issue discount and prepayment fees	(1,873)	(856)
GAAP vs. tax-basis consolidation of subsidiaries	2,222	2,242
Other miscellaneous differences	119	(247)

Tax-basis net investment income	$62,858	$53,492

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

        As of March 31, 2016 and December 31, 2015, the components of accumulated earnings (deficit) on a tax basis were as follows:

	March 31, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$5,716	$9,578
Distributable capital gains (accumulated capital losses)(1)	(255,329)	(200,191)
Other temporary differences	62	56
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(877,981)	(831,920)

Total	$(1,127,532)	$(1,022,477)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term capital losses, as applicable. As of March 31, 2016 and December 31, 2015, the Company had capital loss carryforwards available to offset future capital gains of $255,329 and $200,191, respectively.

(2)
As of March 31, 2016 and December 31, 2015, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $48,376 and $44,089, respectively. As of March 31, 2016 and December 31, 2015, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $926,357 and $876,009, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $3,807,732 and $3,895,733 as of March 31, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(877,981) and $(831,920) as of March 31, 2016 and December 31, 2015, respectively.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$962,089	$793,976	27%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	1,215,633	915,333	31%	1,213,716	923,402	30%
Senior Secured Bonds	440,372	324,730	11%	445,475	323,948	11%
Subordinated Debt	788,530	538,310	18%	860,872	579,740	19%
Equity/Other	400,383	365,894	13%	319,274	312,618	10%

Total	$3,807,007	$2,938,243	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        As of March 31, 2016, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and two equity/other investments, Sunnova Energy Corp., in which the Company held two equity/other investments, and Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held a first lien senior secured loan, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of March 31, 2016, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, the Company had three senior secured loan investments with aggregate unfunded commitments of $49,908, one senior secured bond investment with an unfunded commitment of $18,470 and four equity/other investments with aggregate unfunded commitments of $26,910. As of March 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2015, the Company had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,656,204	56%	$1,689,705	55%
Midstream	208,302	7%	215,906	7%
Downstream	11,988	1%	12,195	0%
Power	478,216	16%	519,593	17%
Service & Equipment	583,533	20%	632,099	21%

Total	$2,938,243	100%	$3,069,498	100%

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

        As of March 31, 2016 and December 31, 2015, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	2,938,243	3,069,498

Total	$2,938,243	$3,069,498

        The Company's investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Twenty senior secured loan investments, two senior secured bond investments and five subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        The Company's investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Twenty senior secured loan investments, two senior secured bond investment and five subordinated debt investments were valued by an independent valuation firm,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

        The following is a reconciliation for the three months ended March 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498
Accretion of discount (amortization of premium)	2,144	354	291	1,005	436	4,230
Net realized gain (loss)	577	—	(2,420)	(55,168)	—	(57,011)
Net change in unrealized appreciation (depreciation)	(42,833)	(9,986)	5,885	30,912	(27,833)	(43,855)
Purchases	19,170	124	—	5,893	108,479	133,666
Paid-in-kind interest	4,686	1,622	—	280	1,483	8,071
Sales and redemptions	(119,558)	(183)	(2,974)	(24,352)	(29,289)	(176,356)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$793,976	$915,333	$324,730	$538,310	$365,894	$2,938,243

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(43,792)	$(9,986)	$3,353	$(11,476)	$(27,833)	$(89,734)

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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at March 31, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$454,026	Market Comparables	Market Yield (%)	9.0% - 21.8%	13.2%
			Proved Reserves Multiples (Mmboe)	$11.5 - $12.0	$11.8
			PV-10 Multiples (x)	1.1x - 1.3x	1.2x
	105,596	Other(2)	Other(2)	N/A	N/A
	234,354	Market Quotes	Indicative Dealer Quotes	35.0% - 100.0%	73.8%
Senior Secured Loans—Second Lien	650,898	Market Comparables	Market Yield (%)	8.0% - 19.7%	13.5%
	264,435	Market Quotes	Indicative Dealer Quotes	3.3% - 92.0%	65.2%
Senior Secured Bonds	279,295	Market Comparables	Market Yield (%)	14.0% - 15.8%	14.4%
	45,435	Market Quotes	Indicative Dealer Quotes	19.5% - 97.8%	67.5%
Subordinated Debt	65,625	Market Comparables	Market Yield (%)	17.3% - 17.8%	17.5%
	466,209	Market Quotes	Indicative Dealer Quotes	13.8% - 97.6%	72.9%
	6,476	Other(2)	Other(2)	N/A	N/A
Equity/Other	337,414	Market Comparables	Market Yield (%)	12.0% - 13.0%	12.5%
			EBITDA Multiples (x)	4.8x - 16.2x	12.5x
			Production Multiples (Mmb/d)	$32,500.0 - $72,500.0	$49,815.7
			Proved Reserves Multiples (Mmboe)	$5.9 - $14.0	$8.5
			PV-10 Multiples (x)	0.4x - 2.3x	0.7x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
			Undeveloped Acreage Multiple ($/acre)	$9,289.0 - $9,289.0	$9,289.0
		Discounted Cash Flow	Discount Rate (%)	11.0% - 40.0%	23.1%
	28,480	Other(2)	Other(2)	N/A	N/A

Total	$2,938,243

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$670,131	Market Comparables	Market Yield (%)	8.5% - 19.0%	13.0%
			Production Multiples (Mmb/d)	$95,000.0 - $100,000.0	$97,500.0
			Proved Reserves Multiples (Mmboe)	$7.8 - $8.3	$8.0
			PV-10 Multiples (x)	0.4x - 0.4x	0.4x
	259,659	Market Quotes	Indicative Dealer Quotes	46.5% - 100.3%	77.8%
Senior Secured Loans—Second Lien	632,912	Market Comparables	Market Yield (%)	9.3% - 19.9%	14.8%
	290,490	Market Quotes	Indicative Dealer Quotes	1.8% - 96.0%	73.1%
Senior Secured Bonds	274,173	Market Comparables	Market Yield (%)	14.0% - 16.5%	14.6%
	49,775	Market Quotes	Indicative Dealer Quotes	14.0% - 96.8%	65.0%
Subordinated Debt	64,875	Market Comparables	Market Yield (%)	17.3% - 17.8%	17.5%
	508,593	Market Quotes	Indicative Dealer Quotes	19.9% - 99.0%	73.2%
	6,272	Other(2)	Other(2)	N/A	N/A
Equity/Other	284,300	Market Comparables	Market Yield (%)	13.0% - 14.0%	13.5%
			EBITDA Multiples (x)	5.0x - 14.3x	9.9x
			Production Multiples (Mmb/d)	$50,000.0 - $100,000.0	$56,271.9
			Proved Reserves Multiples (Mmboe)	$7.8 - $14.0	$9.0
			PV-10 Multiples (x)	0.4x - 1.0x	0.5x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	12.0% - 31.3%	30.1%
	28,318	Other(2)	Other(2)	N/A	N/A

Total	$3,069,498

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

Note 8. Financing Arrangements

        The following table presents a summary of information with respect to the Company's outstanding financing arrangements as of March 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	December 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$200,000	$140,000	June 11, 2016
Fortress Facility	Term	L+5.00%(2)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$89,670	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$125,000	—	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 5.00%, subject to a floor of 0.75%.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $1,019,353 and 3.32%, respectively. As of March 31, 2016, the Company's weighted average effective interest rate on borrowings was 3.10%.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

BNP Facility

        On December 11, 2013, Berwyn Funding LLC, or Berwyn Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNP. As amended to date, Berwyn Funding can borrow, from time to time, up to $300,000 from BNP. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed facility agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP and a special custody and pledge agreement by and among Berwyn Funding, BNP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of December 11, 2013, as amended to date, and which are collectively referred to herein as the BNP financing agreements.

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

        As of March 31, 2016 and December 31, 2015, $113,737 was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of March 31, 2016, all of the deferred financing costs had been amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2016 and 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$497	$759
Non-usage fees	259	106
Amortization of deferred financing costs	—	50

Total interest expense	$756	$915

        For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$527	$875
Average borrowings under the facility	$113,737	$223,000
Effective interest rate on borrowings	1.73%	1.37%
Weighted average interest rate (including the effect of non-usage fees)	2.63%	1.55%

(1)
Interest under the BNP facility is paid monthly in arrears and commenced on January 2, 2014.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the three months ended March 31, 2016 and 2015, Berwyn Funding received a fee of $0 and $1, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of March 31, 2016 and December 31, 2015, the fair value of those securities rehypothecated by BNP was $91,837 and $108,340, respectively.

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

        As of March 31, 2016 and December 31, 2015, no amounts remained outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility.

        For the three months ended March 31, 2015, the components of total interest expense for the Citibank credit facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$471
Amortization of deferred financing costs	130

Total interest expense	$601

        For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$1,011
Average borrowings under the facility(2)	$70,020
Effective interest rate on borrowings	—
Weighted average interest rate (including the effect of non-usage fees)	2.99%

(1)
Interest under the Citibank credit facility was paid quarterly in arrears.

(2)
Average borrowings for the three months ended March 31, 2015 were calculated for the period from January 1, 2015 to the date on which the Company repaid and terminated the facility.

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

        As of March 31, 2016 and December 31, 2015, $200,000 and $280,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $3,340 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $233 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$1,621	$1,411
Non-usage fees	139	113
Amortization of deferred financing costs	296	210

Total interest expense	$2,056	$1,734

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$1,870	$1,549
Average borrowings under the facility	$266,813	$280,000
Effective interest rate on borrowings	2.42%	2.01%
Weighted average interest rate (including the effect of non-usage fees)	2.61%	2.18%

(1)
Interest under the Deutsche Bank credit facility is paid quarterly in arrears.

        Borrowings of FSEP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Fortress Facility

        On November 6, 2015, Foxfields Funding LLC, or Foxfields Funding, a wholly-owned financing subsidiary of the Company, entered into a senior secured multiple draw term loan facility, or the Fortress facility, with Fortress, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress facility, as amended, provides for $155,000 of term loans available to be borrowed during the first two years after the initial closing date of November 6, 2015 with an option for the Company to request, at one or more times during the first two years after the closing date, that existing or new lenders, at their election provide up to $45,000 of additional commitments.

        Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR accrues at a rate equal to LIBOR (subject to a floor of 0.75%) plus 5.00% per annum, and (ii) loans bearing interest by reference to the base rate accrues at 4.00% per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 1.75% per annum. Interest is payable quarterly in arrears and began accruing the quarter ended March 31, 2016. During the first year after the closing date, Foxfields Funding is subject to a commitment fee at a rate equal to 100 basis points on the average daily undrawn initial facility amount of $125,000. Under certain conditions, Foxfields Funding will be subject to a prepayment premium if all or any part of the principal balance of the borrowings is prepaid prior to a date that is two years after the closing date. Foxfields Funding incurred certain customary fees, costs and expenses in connection with obtaining the facility.

        As of March 31, 2016 and December 31, 2015, $89,600 was outstanding under the Fortress facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,342 in connection with obtaining and amending the Fortress facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $1,249 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2016, the components of total interest expense for the Fortress facility were as follows:

Three Months Ended March 31, 2016
Direct interest expense	$1,303
Non-usage fees	199
Amortization of deferred financing costs	66

Total interest expense	$1,568

        For the three months ended March 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

Three Months Ended March 31, 2016
Cash paid for interest expense(1)	$—
Average borrowings under the facility	$89,600
Effective interest rate on borrowings	5.75%
Weighted average interest rate (including the effect of non-usage fees)	6.63%

(1)
Interest under the Fortress facility is paid quarterly in arrears and payments commenced on April 14, 2016.

        Borrowings of Foxfields Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Financing

        On September 11, 2014, through its two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC, or Gladwyne Funding, and Strafford Funding LLC, or Strafford Funding, the Company entered into a debt financing arrangement with Goldman. The amount available under the financing arrangement, as amended, is $325,000. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of March 31, 2016, the fair value of assets held by Gladwyne Funding was $677,473, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of March 31, 2016, Strafford Funding had purchased

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

$577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility (as defined below).

        Strafford Funding, in turn, entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of March 31, 2016, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes available to be purchased under the Goldman facility, for a total purchase price equal to $324,984.

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

        As of March 31, 2016, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $324,984. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of March 31, 2016, Strafford Funding's liability under the Goldman facility was $324,984, plus $501 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

and amortizes to interest expense over the life of the facility. As of March 31, 2016, $188 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$2,707	$1,867
Amortization of deferred financing costs	32	32

Total interest expense	$2,739	$1,899

        For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$2,680	—
Average borrowings under the facility	$324,984	$189,113
Effective interest rate on borrowings	3.26%	2.99%
Weighted average interest rate	3.30%	3.95%

(1)
Interest under the Goldman facility is paid quarterly in arrears.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the three months ended March 31, 2016, the Company repaid $2,503 of outstanding borrowings under the facility.

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

        As of March 31, 2016 and December 31, 2015, $89,670 and $92,173, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $1,126 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$655	$946
Amortization of deferred financing costs	260	62

Total interest expense	$915	$1,008

        For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$657	$971
Average borrowings under the facility	$90,317	$149,206
Effective interest rate on borrowings	2.97%	2.56%
Weighted average interest rate	2.87%	2.54%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

        Borrowings of Energy Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility originally provided for borrowings in an aggregate principal amount up to $200,000 on a committed basis, subject to Wayne Funding's option to reduce the commitment amount as provided in the Wells Fargo credit facility. Wayne Funding elected to reduce the commitment amount on February 23, 2016 to $125,000.

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

        As of March 31, 2016 and December 31, 2015, $125,000 and $140,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $1,819 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$1,097	$933
Non-usage fees	90	97
Amortization of deferred financing costs	131	129

Total interest expense	$1,318	$1,159

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$1,260	$984
Average borrowings under the facility	$133,901	$122,056
Effective interest rate on borrowings	3.25%	2.91%
Weighted average interest rate (including the effect of non-usage fees)	3.51%	3.38%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$6.50	$8.57
Results of operations(2)
Net investment income (loss)	0.17	0.67
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(0.27)	(2.18)

Net increase (decrease) in net assets resulting from operations	(0.10)	(1.51)

Shareholder distributions(3)
Distributions from net investment income	(0.18)	(0.67)
Distributions from net realized gain on investments	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.18)	(0.71)

Capital share transactions
Issuance of common shares(4)	—	0.18
Repurchases of common shares(5)	—	—
Offering costs(2)	—	(0.03)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.15

Net asset value, end of period	$6.22	$6.50

Shares outstanding, end of period	389,470,260	372,210,264

Total return(6)	(1.54)%	(15.87)%

Ratio/Supplemental Data:
Net assets, end of period	$2,421,270	$2,417,861

Ratio of net investment income to average net assets(7)	2.66%	8.31%
Ratio of total expenses to average net assets(7)	1.52%	5.55%
Portfolio turnover(8)	4.52%	22.70%
Total amount of senior securities outstanding, exclusive of treasury securities	$942,991	$1,040,494
Asset coverage per unit(9)	3.57	3.32

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

  asset value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during the three months ended March 31, 2016.

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2016 are not annualized. The following is a schedule of supplemental ratios for the three months ended March 31, 2016 and year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	0.25%	1.13%
Ratio of interest expense to average net assets	0.40%	1.12%
Ratio of offering costs to average net assets	0.01%	—
Ratio of income and excise taxes to average net assets	0.00%	0.01%
(8)
Portfolio turnover for the three months ended March 31, 2016 is not annualized.

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

        Direct Originations:    We intend to leverage our relationship with GSO and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FS Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

        As of March 31, 2016, we had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three Months Ended March 31, 2016 and for the Year Ended December 31, 2015

        During the three months ended March 31, 2016, we made investments in portfolio companies totaling $133,666. During the same period, we sold investments for proceeds of $85,812 and received principal repayments of $90,544. As of March 31, 2016, our investment portfolio, with a total fair value of $2,938,243 (27% in first lien senior secured loans, 31% in second lien senior secured loans, 11% in senior secured bonds, 18% in subordinated debt and 13% in equity/other), consisted of interests in 84 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $247.3 million. As of March 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.9% of par value, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.5% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of March 31, 2016 and our public offering price of $7.05 per share as of such date, the annualized distribution rate to shareholders as of March 31, 2016 was 10.05%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

        During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,195,947. During the same period, we sold investments for proceeds of $590,726 and received principal repayments of $209,808. As of December 31, 2015, our investment portfolio, with a total fair value of $3,069,498 (30% in first lien senior secured loans, 30% in second lien senior secured loans, 11% in senior secured bonds, 19% in subordinated debt and 10% in equity/other), consisted of interests in 90 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $244.8 million. As of December 31, 2015, the investments in our portfolio were purchased at a weighted average price of 98.4% of par value and our estimated gross annual portfolio yield, prior to leverage, was 9.3% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of December 31, 2015 and our public offering price of $7.50 per share as of such date, the annualized distribution rate to shareholders as of December 31, 2015 was 9.45%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

        Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2016 and the year ended December 31, 2015:

Net Investment Activity	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Purchases	$133,666	$1,195,947
Sales and Redemptions	(176,356)	(800,534)

Net Portfolio Activity	$(42,690)	$395,413

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$19,170	14%	$439,617	37%
Senior Secured Loans—Second Lien	124	0%	261,831	22%
Senior Secured Bonds	—	—	196,821	16%
Subordinated Debt	5,893	5%	258,418	22%
Equity/Other	108,479	81%	39,260	3%

Total	$133,666	100%	$1,195,947	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$962,089	$793,976	27%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	1,215,633	915,333	31%	1,213,716	923,402	30%
Senior Secured Bonds	440,372	324,730	11%	445,475	323,948	11%
Subordinated Debt	788,530	538,310	18%	860,872	579,740	19%
Equity/Other	400,383	365,894	13%	319,274	312,618	10%

Total	$3,807,007	$2,938,243	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Number of Portfolio Companies	84	90
% Variable Rate (based on fair value)	51.6%	50.9%
% Fixed Rate (based on fair value)	35.9%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	6.3%	5.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	6.2%	4.3%
Average Annual EBITDA of Portfolio Companies	$247,291	$244,789
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.9%	98.4%
% of Investments on Non-Accrual (based on fair value)	5.5%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.5%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.6%	9.8%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2016 and the year ended December 31, 2015:

Net Direct Originations	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Total Commitments (including Unfunded Commitments)	$160,570	$555,867
Exited Investments (including partial paydowns)	(201,635)	(27,257)

Net Direct Originations	$(41,065)	$528,610

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$59,057	37%	$186,513	34%
Senior Secured Loans—Second Lien	—	—	252,532	45%
Senior Secured Bonds	—	—	62,400	11%
Subordinated Debt	—	—	6,997	1%
Equity/Other	101,513	63%	47,425	9%

Total	$160,570	100%	$555,867	100%

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Average New Direct Origination Commitment Amount	$40,143	$34,742
Weighted Average Maturity for New Direct Originations	7/20/21	6/12/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	4.8%	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	12.0%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.9%	10.7%

        The following table presents certain selected information regarding our direct originations as of March 31, 2016 and December 31, 2015:

Characteristics of All Direct Originations held in Portfolio	March 31, 2016	December 31, 2015
Number of Portfolio Companies	27	27
Average Annual EBITDA of Portfolio Companies	$91,181	$82,111
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.2x	4.8x
% of Investments on Non-Accrual (based on fair value)	5.8%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.8%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.8%	10.9%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,939,060	66%	$1,975,269	64%
Opportunistic	527,123	18%	567,149	19%
Broadly Syndicated/Other	472,060	16%	527,080	17%

Total	$2,938,243	100%	$3,069,498	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,656,204	56%	$1,689,705	55%
Midstream	208,302	7%	215,906	7%
Downstream	11,988	1%	12,195	0%
Power	478,216	16%	519,593	17%
Service & Equipment	583,533	20%	632,099	21%

Total	$2,938,243	100%	$3,069,498	100%

        As of March 31, 2016, except for FourPoint Energy, LLC, in which we held a senior secured bond and two equity/other investments, Sunnova Energy Corp., in which we held two equity/other investments, and Sunnova Asset Portfolio 5 Holdings, LLC, in which we held a first lien senior secured loan, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of March 31, 2016, we did not "control" any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, we had three senior secured loan investments with aggregate unfunded commitments of $49,908, one senior secured bond investment with an unfunded commitment of $18,470 and four equity/other investments with aggregate unfunded commitments of $26,910. As of March 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2015, we had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$200,395	7%	$159,204	5%
2	999,260	34%	1,340,637	44%
3	1,457,370	50%	1,288,144	42%
4	186,346	6%	203,084	7%
5	94,872	3%	78,429	2%

Total	$2,938,243	100%	$3,069,498	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. As of March 31, 2016, 50% of our portfolio consisted of investments with an investment rating of three, 6% of our portfolio consisted of investments with an investment rating of four and 3% of our portfolio consisted of investments with an investment rating of five, in each case, based on fair value. The increase in the amount of our investments rated a three, four or five is due primarily to the pronounced decline in the price of oil and the increased volatility of the energy credit markets over the first half of the first quarter of 2016.

Results of Operations

        Despite a significant rally during the latter part of the quarter, commodity prices negatively impacted the performance of energy credit during the three months ended March 31, 2016. The "spread-to-worst" of the Bank of America Merrill Lynch High Yield Energy Index, or the Index, which measures the difference from the worst performing security to the best, increased from 1,405 basis points as of December 31, 2015 to a multi-year high of 1,971 basis points as of February 11, 2016. Over the second half of the quarter, spreads tightened significantly reaching 1,278 basis points as of March 31, 2016. Overall, the Index ended the first quarter of 2016 with a yield-to-worst of 14.2% after rebounding from levels not seen since November 2008.

        The significant volatility in energy credit prices was attributable, in large part, to changes in commodity prices. West Texas Intermediate (WTI) crude prices, which began the year at $40.71 per barrel, reached a multi-year low on January 20, 2016 and ended at $39.75 per barrel as of March 31, 2016. The average par weighted price of the Bank of America Merrill Lynch High Yield Energy Index began the year at $64.89, reached a recent low of $52.17 on February 11, 2016 and rebounded to $68.14 as of March 31, 2016. The continued pressure on energy credit prices impacted our reported unrealized depreciation for the quarter ended March 31, 2016.

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

        We generated investment income of $97,910 and $85,587 for the three months ended March 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $87,482 and $75,851 of cash income earned as well as $10,428 and $9,736 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended March 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the three months ended March 31, 2016 and 2015, we generated $8,176 and $4,518 of fee income, which represented 8.4% and 5.3%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $35,520 and $32,862 for the three months ended March 31, 2016 and 2015, respectively. Our expenses include base management fees attributed to FS Advisor of $17,241 and $18,745 for the three months ended March 31, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $884 and $1,500 for the three months ended March 31, 2016 and 2015, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2016 and 2015, we accrued a subordinated incentive fee on income of $5,774 and $2,879, respectively. During the three months ended March 31, 2016 and 2015, we did not accrue any capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $9,352 and $7,316 for the three months ended March 31, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended March 31, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $286 and $360, respectively, and fees and expenses incurred with our share transfer agent totaled $742 and $794, respectively. Fees for our board of trustees were $250 and $225 for the three months ended March 31, 2016 and 2015, respectively. Amortization of our deferred offering costs was $125 and $0 for the three months ended March 31, 2016 and 2015, respectively.

        Our other general and administrative expenses totaled $833 and $954 for the three months ended March 31, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended March 31,
	2016	2015
Expenses associated with our independent audit and related fees	$123	$136
Compensation of our chief compliance officer(1)	—	20
Legal fees	166	223
Printing fees	198	120
Insurance expense	61	74
Other	285	381

Total	$833	$954

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the three months ended March 31, 2016 and 2015, the ratio of our total expenses to our average net assets was 1.52% and 1.25%, respectively. During the three months ended March 31, 2016 and 2015, our ratio of total expenses to average net assets included $9,352 and $7,316, respectively, related to interest expense, $5,774 and $2,879, respectively, related to accruals for incentive fees, $125 and $0, respectively, related to amortization of deferred offering costs and $33 and $89, respectively, related to accruals for income and excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 0.86% and 0.86% for the three months ended March 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $62,390 ($0.17 per share) and $52,725 ($0.17 per share) for the three months ended March 31, 2016 and 2015, respectively.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $85,812 and $90,544, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $57,011. We sold investments and received principal repayments of $127,336 and $67,194, respectively, during the three months ended March 31, 2015, from which we realized a net loss of $17,957. We realized a net loss of $238 from settlements on foreign currency during the three months ended March 31, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended March 31, 2016 and 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(43,855) and $18,586, respectively, and the net change in unrealized gain (loss) on foreign currency was $16 and $(128), respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2016 was primarily driven by increased volatility and a general widening of credit spreads in the Energy high yield and leveraged loan markets and by the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2015 was primarily driven by the performance of our directly originated investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended March 31, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $(38,460) ($(0.10) per share) and $52,988 ($0.17 per share), respectively.

Financial Condition, Liquidity and Capital Resources

        We previously announced that we intended to close our public offering to new investors near the end of the second quarter or the beginning of the third quarter of 2016, subject to market conditions and the pace of capital raising. Based on and subject to market conditions and the pace of capital raising, we now expect to close our public offering to new investors near the end of the third quarter of 2016. Since the middle of February 2016, energy credit market conditions have improved and oil prices have rebounded. With the improving market conditions, we have seen some positive developments in the portfolio and a subsequent increase in our net asset value. However, we anticipate that certain investments in the portfolio may need to be restructured or may experience defaults. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a weekly cash distribution amount of $0.013625 per common share. FS Advisor will waive its incentive fees and may waive a portion of its management fee through the second quarter of 2016 to ensure that no portion of our distributions to shareholders is paid from offering proceeds or borrowings.

Overview

        As of March 31, 2016, we had $403,584 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $391,679 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of March 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2016, we had three senior secured loan investments with aggregate unfunded commitments of $49,908, one senior secured bond investment with an unfunded commitment of $18,470 and four equity/other investments with aggregate unfunded commitments of $26,910. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

        During the three months ended March 31, 2016, we sold 19,976,920 common shares for gross proceeds of $134,851 at an average price per share of $6.75. The gross proceeds received during the three months ended March 31, 2016 include reinvested shareholder distributions of $42,231, for which we issued 6,643,252 common shares. During the three months ended March 31, 2016, we also incurred offering costs of $1,500 in connection with the sale of our common shares, which consisted primarily of legal, accounting, printing and other expenses, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses and due diligence fees. The offering costs are deferred and amortized to expense over a twelve month period. The sales commissions and dealer manager fees related to the sale of our common shares were $7,923 for the three months ended March 31, 2016. These sales commissions and fees include $1,479 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through April 26, 2016, we have sold 401,344,745 common shares (as adjusted for share distributions) for gross proceeds of $3,997,317, including common shares issued under our distribution reinvestment plan. As of April 26, 2016, we have raised total gross proceeds of $4,017,521, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the three months ended March 31, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.82	$3,972
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	$6.75	$18,339

        On April 6, 2016, we repurchased 2,196,742 common shares (representing 100% of common shares tendered for repurchase) at $6.345 per share for aggregate consideration totaling $13,938.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2016:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	December 26, 2016(1)
Deutsche Bank Credit Facility	Revolving	L+1.80%	$200,000	$140,000	June 11, 2016
Fortress Facility	Term	L+5.00%(2)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$89,670	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$125,000	—	September 9, 2019

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
As described in Note 8, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $1,019,353 and 3.32%, respectively. As of March 31, 2016, our weighted average effective interest rate on borrowings was 3.10%.

        For additional information regarding our outstanding financing arrangements as of March 31, 2016, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1771	$54,825
Fiscal 2016
March 31, 2016	$0.1771	$66,720

        On March 9, 2016, our board of trustees declared regular weekly cash distributions for April 2016 through June 2016. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        No portion of the distributions paid during the three months ended March 31, 2016 or 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the three months ended March 31, 2016 and 2015, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	66,720	100%	41,234	75%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	13,591	25%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$66,720	100%	$54,825	100%

(1)
During the three months ended March 31, 2016 and 2015, 89.4% and 88.6%, respectively, of our gross investment income was attributable to cash income earned, 2.4% and 2.7%, respectively, was attributable to non-cash accretion of discount and 8.2% and 8.7%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $62,858 and $53,492, respectively. As of March 31, 2016 and December 31, 2015, we had $12,574 and $16,436, respectively, of undistributed ordinary income on a tax basis and distributable income received from a limited partnership interest. As of March 31, 2016 we had excess undistributed ordinary income on a tax basis of $5,716. During the last twelve months, our distributions exceeded tax-basis net investment income by $7,199. In addition, $24,138 of our tax-basis net investment income was generated by fee income, which is generally non-recurring in nature and the full amount of which is recorded as revenue when earned. Excluding fee income from net investment income during the last twelve months, we would have had distributions in excess of tax-basis net investment income of $31,337. No portion of the distributions paid during the three months ended March 31, 2016 or 2015 was funded from offering proceeds or borrowings.

        We have seen some positive developments in our investment portfolio and a subsequent increase in its net asset value. However, we anticipate that certain investments in the portfolio may need to be restructured or may experience defaults. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a weekly cash distribution amount of $0.013625 per common share. FS Advisor will waive its incentive fees and may waive a portion of its management fee through the second quarter of 2016 to ensure that no portion of our distributions to shareholders is paid from offering proceeds or borrowings.

        See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2016 and 2015 and the components of accumulated earnings on a tax basis as of March 31, 2016 and December 31, 2015.

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

        Our investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Twenty senior secured loan investments, two senior secured bond investments and five subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2016 and 2015.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Deutsche Bank credit facility, the Fortress facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at March 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$113,737	$113,737	—	—	—
Deutsche Bank Credit Facility(2)	$200,000	$200,000	—	—	—
Fortress Facility(3)	$89,600	—	—	$89,600	—
Goldman Facility(4)	$324,984	—	$324,984	—	—
Natixis Credit Facility(5)	$89,670	—	—	—	$89,670
Wells Fargo Credit Facility(6)	$125,000	—	—	$125,000	—

(1)
At March 31, 2016, $186,263 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At March 31, 2016, $140,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2016.

(3)
At March 31, 2016, $65,400 remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At March 31, 2016, $16 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(5)
At March 31, 2016, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(6)
At March 31, 2016, no amounts remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

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

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of our organization and offering costs. Following this period, we have paid certain of our organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares. Organization and offering costs funded directly by Franklin Square Holdings were recorded by us as a contribution to capital. These offering costs were offset against capital in excess of par value on the consolidated financial statements and organization costs were charged to expense as incurred by us. All other offering costs, including costs incurred directly by us, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by us are deferred and amortized as an expense over twelve months (see Note 2 in our Notes to Unaudited Consolidated Financial Statements).

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party
	Source Agreement	Description	2016	2015
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,241	$18,745
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,774	$2,879
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$884	$1,500
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$713	$1,624
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,479	$3,217

(1)
During the three months ended March 31, 2016 and 2015, $18,338 and $17,912, respectively, in base management fees were paid to FS Advisor. As of March 31, 2016, $17,241 in base management fees were payable to FS Advisor.

(2)
During the three months ended March 31, 2016 and 2015, $12,048 and $12,142, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of March 31, 2016, a subordinated incentive fee on income of $5,774 was payable to FS Advisor.

(3)
During the three months ended March 31, 2016 and 2015, $861 and $1,412, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $1,204 and $1,373 in administrative services expenses to FS Advisor during the three months ended March 31, 2016 and 2015, respectively.

(4)
During the three months ended March 31, 2016 and 2015, we incurred offering costs of $1,500 and $2,500, respectively, of which $713 and $1,624, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

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

Recent Developments

        During the period from April 1, 2016 to April 26, 2016, we sold 5,165,365 common shares for gross proceeds of $36,148 at an average price per share of $7.00.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 51.6% of our portfolio investments (based on fair value) paid variable interest rates, 35.9% paid fixed interest rates, 6.3% were income producing equity or other investments and the remainder (6.2%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

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

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 60 basis points	$(20)	$(5,496)	$5,476	1.9%
No change	—	—	—	—
Up 100 basis points	6,554	9,159	(2,605)	(0.9)%
Up 300 basis points	39,517	27,478	12,039	4.2%
Up 500 basis points	73,200	45,797	27,403	9.5%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2016 and 2015, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended March 31, 2016 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	2,716,924	$6.75	2,716,924	(1)
February 1 to February 29, 2016	—	—	—	—
March 1 to March 31, 2016	—	—	—	—

Total	2,716,924	$6.75	2,716,924	(1)

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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2016.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)