Form 10-Q
period 2016-06-30
FS Energy & Power Fund
filed 2016-08-09
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

        The issuer had 415,660,635 common shares of beneficial interest outstanding as of July 26, 2016.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,362,783 and $3,267,830, respectively)	$2,886,925	$2,518,595
Non-controlled/affiliated investments (amortized cost—$600,457 and $356,188, respectively)	648,589	276,993
Controlled/affiliated investments (amortized cost—$26,539 and $270,389, respectively)	4,089	273,910

Total investments, at fair value (amortized cost—$3,989,779 and $3,894,407, respectively)	3,539,603	3,069,498
Cash	330,665	368,867
Receivable for investments sold and repaid	28,639	13,792
Interest receivable	46,167	34,921
Receivable for common shares purchased	9,701	6,915
Deferred financing costs	3,751	3,865
Deferred offering costs	2,077	—
Prepaid expenses and other assets	125	247

Total assets	$3,960,728	$3,498,105

Liabilities
Payable for investments purchased	$53,766	$—
Credit facilities payable (net of deferred financing costs of $1,181 and $1,094, respectively)	576,225	714,416
Repurchase agreement payable (net of deferred financing costs of $156 and $220, respectively)(1)	324,828	324,764
Shareholder distributions payable	29	48
Management fees payable	18,398	18,338
Subordinated income incentive fees payable(2)	—	12,048
Administrative services expense payable	1,533	1,872
Interest payable	3,731	3,046
Trustees' fees payable	262	254
Other accrued expenses and liabilities	5,075	5,458

Total liabilities	983,847	1,080,244

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 414,652,463 and 372,210,264 shares issued and outstanding, respectively	415	372
Capital in excess of par value	3,707,072	3,428,672
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(276,298)	(200,220)
Accumulated undistributed (distributions in excess of) net investment income(4)	(4,068)	14,024
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(450,240)	(824,987)

Total shareholders' equity	2,976,881	2,417,861

Total liabilities and shareholders' equity	$3,960,728	$3,498,105

Net asset value per common share at period end	$7.18	$6.50

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$72,909	$78,406	$150,651	$154,608
Fee income	1,807	9,127	2,627	13,645
From non-controlled/affiliated investments:
Interest income	13,610	4,877	25,602	9,744
Fee income	—	—	7,356	—

Total investment income	88,326	92,410	186,236	177,997

Operating expenses
Management fees	18,398	19,392	35,639	38,137
Subordinated income incentive fees(1)	—	6,478	5,774	9,357
Administrative services expenses	883	761	1,767	2,261
Share transfer agent fees	642	638	1,384	1,432
Accounting and administrative fees	324	361	610	721
Interest expense	8,927	7,408	18,279	14,724
Trustees' fees	262	265	512	490
Offering costs	498	—	623	—
Other general and administrative expenses	1,320	1,374	2,153	2,328

Total operating expenses	31,254	36,677	66,741	69,450
Income taxes	46	69	79	158

Total expenses	31,300	36,746	66,820	69,608

Net investment income	57,026	55,664	119,416	108,389

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(19,073)	(40,553)	(78,349)	(58,510)
Non-controlled/affiliated	6	—	2,271	—
Net realized gain (loss) on foreign currency	—	91	—	(147)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	290,929	44,673	259,592	60,791
Non-controlled/affiliated	140,859	5,131	128,341	7,599
Controlled/affiliated	(13,200)	—	(13,200)	—
Net change in unrealized gain (loss) on foreign currency	(2)	(13)	14	(141)

Total net realized and unrealized gain (loss) on investments	399,519	9,329	298,669	9,592

Net increase (decrease) in net assets resulting from operations	$456,545	$64,993	$418,085	$117,981

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.14	$0.20	$1.07	$0.37

Weighted average shares outstanding	401,013,506	329,285,131	389,350,942	319,815,870

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operations
Net investment income	$119,416	$108,389
Net realized gain (loss) on investments and foreign currency	(76,078)	(58,657)
Net change in unrealized appreciation (depreciation) on investments	374,733	68,390
Net change in unrealized gain (loss) on foreign currency	14	(141)

Net increase (decrease) in net assets resulting from operations	418,085	117,981

Shareholder distributions(1)
Distributions from net investment income	(137,508)	(99,484)
Distributions from net realized gain on investments	—	(13,591)

Net decrease in net assets resulting from shareholder distributions	(137,508)	(113,075)

Capital share transactions
Issuance of common shares(2)	224,029	283,757
Reinvestment of shareholder distributions(2)	86,691	57,735
Repurchases of common shares(2)	(32,277)	(10,230)
Offering costs	—	(5,350)

Net increase in net assets resulting from capital share transactions	278,443	325,912

Total increase (decrease) in net assets	559,020	330,818
Net assets at beginning of period	2,417,861	2,565,721

Net assets at end of period	$2,976,881	$2,896,539

Accumulated undistributed (distributions in excess of) net investment income(1)	$(4,068)	$13,246

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the six months ended June 30, 2016 and 2015.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$418,085	$117,981
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(435,184)	(686,349)
Paid-in-kind interest	(13,911)	(12,556)
Proceeds from sales and repayments of investments	285,075	380,080
Net realized (gain) loss on investments	76,078	58,510
Net change in unrealized (appreciation) depreciation on investments	(374,733)	(68,390)
Accretion of discount	(7,430)	(3,940)
Amortization of deferred financing costs	1,575	1,228
Amortization of deferred offering costs	623	—
(Increase) decrease in receivable for investments sold and repaid	(14,847)	44,301
(Increase) decrease in interest receivable	(11,246)	7,128
(Increase) decrease in prepaid expenses and other assets	122	(160)
Increase (decrease) in payable for investments purchased	53,766	6,829
Increase (decrease) in management fees payable	60	1,480
Increase (decrease) in subordinated income incentive fees payable	(12,048)	(5,664)
Increase (decrease) in administrative services expense payable	(339)	379
Increase (decrease) in interest payable(1)	685	(937)
Increase (decrease) in trustees' fees payable	8	37
Increase (decrease) in other accrued expenses and liabilities	(383)	608

Net cash provided by (used in) operating activities	(34,044)	(159,435)

Cash flows from financing activities
Issuance of common shares	221,243	293,696
Reinvestment of shareholder distributions	86,691	57,735
Repurchases of common shares	(32,277)	(10,230)
Offering costs incurred	(2,700)	(5,350)
Shareholder distributions	(137,527)	(90,303)
Borrowings under credit facilities	—	5,000
Borrowings under repurchase agreement	—	70,312
Repayments under credit facilities	(138,104)	(172,762)
Deferred financing costs paid	(1,484)	(1,190)

Net cash provided by (used in) financing activities	(4,158)	146,908

Total increase (decrease) in cash	(38,202)	(12,527)
Cash at beginning of period	368,867	225,130

Cash at end of period	$330,665	$212,603

Supplemental disclosure
Excise and state taxes paid	$109	$310

Non-cash purchases of investment	$(190,104)	$—

Non-cash sales of investment	$190,104	$—

(1)
See Note 8 for a discussion of the Company's credit facilities and repurchase transaction. During the six months ended June 30, 2016 and 2015, the Company paid $10,529 and $10,072, respectively, in interest expense on the credit facilities. During the six months ended June 30, 2016 and 2015, the Company paid $5,490 and $4,361, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of June 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—27.9%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$60,487	$57,767	$39,316
Allied Wireline Services, LLC	(g)(i)(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	104,494	103,516	99,139
Alon USA Partners, L.P.	(g)(i)(m)	Downstream	L+800	1.3%	11/26/18	7,121	7,277	7,085
Altus Power America, Inc.	(j)	Power	L+750	1.5%	10/10/21	66,805	66,805	67,473
Altus Power America, Inc.	(e)	Power	L+750	1.5%	10/10/21	17,570	17,570	17,745
AP Exhaust Acquisition, LLC	(g)(l)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	13,933
BL Sand Hills Unit, L.P.	(l)	Upstream	Prime+650	3.5%	12/17/17	39,946	34,691	36,700
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,922	13,827	14,628
Brock Holdings III, Inc.	(f)	Service & Equipment	L+450	1.5%	3/16/17	1,984	1,920	1,885
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	51,503	50,751	35,023
Cimarron Energy Inc.	(g)	Service & Equipment	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	23,958	23,958	23,958
CITGO Holding, Inc.	(f)(bb)	Downstream	L+850	1.0%	5/12/18	16,908	17,066	17,061
Crestwood Holdings LLC	(f)(g)(j)	Midstream	L+800	1.0%	6/19/19	29,966	30,073	26,521
EnergySolutions, LLC	(i)(j)(bb)	Service & Equipment	L+575	1.0%	5/29/20	18,193	17,937	17,738
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	22,284	22,284	22,507
Lusk Operating LLC	(r)(z)(aa)	Upstream	Prime+500 PIK (8.3% Max PIK)	3.3%	9/30/16	26,265	25,539	7,486
Lusk Operating LLC	(e)(r)(z)(aa)	Upstream	Prime+500 PIK (8.3% Max PIK)	3.3%	9/30/16	3,735	4,461	1,064
MB Precision Holdings LLC	(g)	Service & Equipment	L+725	1.3%	1/23/20	12,788	12,788	11,493
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,432	32,528	31,703
P2 Upstream Acquisition Co.	(f)(bb)	Service & Equipment	L+400	1.0%	10/30/20	3,758	3,509	3,523
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,875	9,712	8,394
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,670	27,946	25,595
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	11,246	11,236	9,221
Stonewall Gas Gathering LLC	(j)(bb)	Midstream	L+775	1.0%	1/28/22	21,405	20,785	21,833
Sunnova Asset Portfolio 5 Holdings, LLC	(j)(l)(p)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	149,017	146,615	150,507
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+1100	1.0%	7/20/21	58,910	58,910	58,321
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	5,460	4,205	3,794
Warren Resources, Inc.	(k)(z)	Upstream	L+850	1.0%	5/22/20	131,175	131,175	91,166

Total Senior Secured Loans—First Lien							970,662	864,812
Unfunded Loan Commitments							(35,858)	(35,858)

Net Senior Secured Loans—First Lien							934,804	828,954

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—33.3%
Alison US LLC	(j)(m)	Service & Equipment	L+850	1.0%	8/29/22	$17,222	$16,679	$15,235
Ameriforge Group Inc.	(g)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,394	6,471
AP Exhaust Acquisition, LLC		Service & Equipment	12.0% PIK (12.0% Max PIK)		9/28/21	3,547	3,547	2,975
Arena Energy, LP	(i)(k)	Upstream	L+1100	1.0%	1/24/21	65,000	65,000	59,995
Ascent Resources—Marcellus, LLC		Upstream	L+750	1.0%	8/4/21	10,000	9,874	1,567
Ascent Resources—Utica, LLC	(g)(j)(k)(l)	Upstream	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	283,590	282,621	276,500
Atlas Resource Partners, L.P.	(i)(k)	Upstream	L+900	1.0%	2/23/20	100,000	97,759	77,480
BlackBrush Oil & Gas, L.P.	(f)(i)	Upstream	L+650	1.0%	7/30/21	31,519	30,778	31,480
Brock Holdings III, Inc.	(g)(j)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,734	26,053
Chief Exploration & Development LLC	(f)(i)(bb)	Upstream	L+650	1.0%	5/16/21	27,576	26,787	25,017
Consolidated Precision Products Corp.	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	9,574	9,539	8,664
Emerald Performance Materials, LLC	(f)(j)(bb)	Downstream	L+675	1.0%	8/1/22	11,819	11,751	11,612
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	11.0%		5/29/19	74,186	74,186	74,928
Extraction Oil & Gas Holdings, LLC	(i)(j)	Upstream	10.0%		5/29/19	32,462	32,462	32,786
Fieldwood Energy LLC		Upstream	L+713	1.3%	9/30/20	41,047	41,871	11,634
Granite Intermediate Holdings, Inc.	(f)	Power	L+725	1.0%	12/19/22	13,150	13,054	12,462
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,326	11,300
Horn Intermediate Holdings, Inc.	(g)(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	50,501
Jonah Energy LLC	(i)(j)	Upstream	L+650	1.0%	5/12/21	25,133	24,847	22,306
MD America Energy, LLC	(f)(g)(j)	Upstream	L+850	1.0%	8/4/19	1,248	1,232	1,174
Neff Rental LLC	(f)(j)(bb)	Service & Equipment	L+625	1.0%	6/9/21	26,539	26,103	25,411
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/19/20	15,000	14,916	14,269
P2 Upstream Acquisition Co.	(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	32,599	32,843	28,198
Templar Energy LLC	(g)(r)(z)	Upstream	L+750	1.0%	11/25/20	91,746	88,592	24,542
Total Safety U.S., Inc.	(g)(j)	Service & Equipment	L+800	1.3%	9/13/20	14,795	14,961	6,436
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	36,192	36,229	18,005
Vantage Energy, LLC	(i)(j)	Upstream	L+750	1.0%	12/20/18	32,412	31,699	29,981
Vantage Energy II, LLC	(i)(j)(l)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	85,000

Total Senior Secured Loans—Second Lien							1,203,034	991,982

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—12.2%
Calpine Corp.	(f)(m)	Power	5.3%		6/1/26	$15,000	$14,994	$14,981
CITGO Holding, Inc.	(f)(bb)	Downstream	10.8%		2/15/20	4,000	4,040	4,025
FourPoint Energy, LLC	(j)(k)(l)(p)	Upstream	9.0%		12/31/21	235,125	227,200	228,071
Light Tower Rentals, Inc.	(h)(o)	Service & Equipment	8.1%		8/1/19	17,500	17,334	10,347
Lightstream Resources Ltd.	(k)(l)(m)	Upstream	9.9%		6/15/19	62,400	62,400	56,784
Mirant Mid-Atlantic Trust	(f)(h)(o)	Power	10.1%		12/30/28	30,651	33,006	28,851
SandRidge Energy, Inc.	(h)(r)(z)	Upstream	8.8%		6/1/20	46,700	46,600	18,855

Total Senior Secured Bonds							405,574	361,914

Subordinated Debt—27.2%
Alta Mesa Holdings, LP	(h)	Upstream	9.6%		10/15/18	30,451	27,612	25,693
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		4/1/21	5,555	4,686	5,006
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,275	12,730
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	7.8%		1/15/21	28,285	26,042	3,536
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	9.3%		8/15/21	24,460	23,622	3,088
Bellatrix Exploration Ltd.	(f)(h)(m)	Upstream	8.5%		5/15/20	45,590	44,812	30,260
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	37,311	36,610	35,707
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25	5,100	5,092	4,966
Canbriam Energy Inc.	(h)(j)(m)	Upstream	9.8%		11/15/19	115,200	111,935	118,081
Compressco Partners, LP	(f)(h)(m)	Service & Equipment	7.3%		8/15/22	20,050	19,898	16,466
Crestwood Equity Partners L.P.	(f)(m)	Midstream	6.1%		3/1/22	5,500	5,500	5,094
Dynegy Finance I/II Inc.	(f)(m)	Power	7.6%		11/1/24	22,542	21,943	21,683
Eclipse Resources Corp.	(h)(m)(bb)	Upstream	8.9%		7/15/23	45,745	40,376	43,286
EV Energy Partners, L.P.	(h)(o)(bb)	Upstream	8.0%		4/15/19	38,814	27,688	23,366
Everest Acquisition LLC	(h)(m)	Upstream	9.4%		5/1/20	19,970	15,815	14,254
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	16,100	15,498	15,758
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,046	14,323
GenOn Energy, Inc.	(h)(o)	Power	9.9%		10/15/20	42,698	44,498	30,713
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	5,000	4,861	4,206
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	679	679	674
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,312	4,312	4,285
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	891	891	886
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	839	839	834
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,252	58,392

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gulfport Energy Corp.	(f)(m)	Upstream	7.8%		11/1/20	$6,229	$6,351	$6,408
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	71,125	67,561	51,299
Laredo Petroleum, Inc.	(f)(m)(bb)	Upstream	7.4%		5/1/22	14,634	14,511	14,689
Lonestar Resources America Inc.	(h)(o)	Upstream	8.8%		4/15/19	21,500	21,579	8,224
Martin Midstream Partners L.P.	(f)(h)(m)	Midstream	7.3%		2/15/21	28,155	27,648	25,955
NRG Energy, Inc.	(f)(m)(bb)	Power	7.3%		5/15/26	23,000	22,844	22,971
ONEOK, Inc.	(f)(h)(m)(o)	Midstream	7.5%		9/1/23	28,000	26,827	29,864
Synergy Resources Corp.	(m)	Upstream	9.0%		6/14/21	40,000	40,000	40,000
Talos Production LLC	(h)(o)	Upstream	9.8%		2/15/18	43,250	43,253	15,946
Tenrgys, LLC	(i)(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	72,375
Western Refining Logistics, LP	(f)(m)	Midstream	7.5%		2/15/23	2,512	2,386	2,490
Whiting Petroleum Corp.	(h)(m)	Upstream	5.0%		3/15/19	6,685	5,837	6,217
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	21,300	21,291	21,087

Total Subordinated Debt							953,870	810,812

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.3%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$347
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment	28,942,003	1,447	1,447
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment	6,600,000	6,600	2,640
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment	5,344,680	1,865	2,138
Altus Power America Holdings, LLC, Preferred Equity	(l)	Power	22,268,478	21,195	35,630
Altus Power America Management, LLC, Class B Units	(r)(s)	Power	2,250	—	—
AP Exhaust Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	811	811	24
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream	148,692,909	44,700	37,173
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)	Upstream	N/A	5,074	5,753
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)	Upstream	N/A	725	305
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment	3,201,631	2,991	2,081
Extraction Oil & Gas Holdings, LLC, Common Equity	(k)(q)(r)	Upstream	4,191,800	11,250	19,282
Fortune Creek Co-Invest I L.P., LP Interest	(m)(r)(w)(z)	Midstream	N/A	16,697	2,688
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(p)(q)(r)	Upstream	66,000	66,000	26,235
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(p)(q)(r)	Upstream	12,374	8,176	4,950
FourPoint Energy, LLC, Common Equity, Class E-II Units	(p)(r)(cc)	Upstream	274,688	68,672	105,068
FourPoint Energy, LLC, Common Equity, Class E-III Units	(k)(p)(q)(r)(cc)	Upstream	222,750	55,688	88,543
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment	2,448,883	2,449	2,449
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	472,755	473	780
Lusk Operating LLC, Common Equity	(r)(u)(aa)	Upstream	2,000	1,000	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment	490,213	490	74
Plains Offshore Operations Inc., Preferred Equity	(l)	Upstream	21,067	27,209	25,964
Plains Offshore Operations Inc., Warrants, 11/18/2019	(r)	Upstream	427,005	689	3
Summit Midstream Partners, LLC, Preferred Equity	(l)	Midstream	31,330	31,330	30,860
Sunnova Energy Corp., Common Equity	(p)(r)	Power	6,667,368	25,026	42,138
Sunnova Energy Corp., Preferred Equity	(p)(r)	Power	578,468	3,080	3,077
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment	3,750,000	6,029	1,875
Synergy Offshore LLC, Preferred Equity	(k)(y)	Upstream	57,500	71,750	100,280
White Star Petroleum Holdings, LLC, Common Equity	(r)(cc)	Upstream	4,867,084	4,137	4,137

Total Equity/Other				492,497	545,941

TOTAL INVESTMENTS—118.9%				$3,989,779	3,539,603

LIABILITIES IN EXCESS OF OTHER ASSETS—(18.9%)					(562,722)

NET ASSETS—100.0%					$2,976,881

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2016
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.65% and the U.S. Prime Lending Rate, or Prime, was 3.50%.
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
(l)
Security or portion thereof held within Bryn Mawr Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Barclays Bank PLC (see Note 8).
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of June 30, 2016, 83.3% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of June 30, 2016, the fair value of securities rehypothecated by BNP was $95,194.
(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2016, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2016:

Portfolio Company	Purchases	Paid-in-Kind Interest	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Sunnova Asset Portfolio 5 Holdings, LLC	$11,624	$4,458	$105,579	$12,330	$7,356	$2,271	$4,906
Senior Secured Bonds
FourPoint Energy, LLC	—	—	$55,688	$13,272	—	—	$60,814
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	—	—	—	—	—	—	$(19,965)
FourPoint Energy, LLC, Common Equity, Class D Units	—	—	—	—	—	—	$(3,774)
FourPoint Energy, LLC, Common Equity, Class E-II Units	$68,672	—	—	—	—	—	$36,396
FourPoint Energy, LLC, Common Equity, Class E-III Units	$55,688	—	—	—	—	—	$32,855
Sunnova Energy Corp., Common Equity	$25,026	—	—	—	—	—	$17,112
Sunnova Energy Corp., Preferred Equity	$46,196	—	$43,116	—	—	—	$(3)

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2016
(in thousands, except share amounts)

(q)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(r)
Security is non-income producing.
(s)
Security is held within EP Altus Investments, LLC, a wholly-owned subsidiary of the Company.
(t)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(u)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(v)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2016.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2016.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security was on non-accrual status as of June 30, 2016.
(aa)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2016, the Company held an investment in one portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to such portfolio company for the six months ended June 30, 2016:

Portfolio Company	Purchases	Paid-in-Kind Interest	Sales and Repayments	Interest Income	Fee Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Lusk Operating LLC	$1,824	—	—	—	—	—	$(13,200)
Equity/Other
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—
(bb)
Position or portion thereof unsettled as of June 30, 2016.
(cc)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2016, the Company had eight wholly-owned financing subsidiaries and seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company's annual report on Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Offering Costs:    The Company's offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares. Historically, the Company charged offering costs

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

against capital in excess of par value on its consolidated balance sheets. Following discussions with the Staff of the Division of Investment Management of the SEC, the Company determined to change its accounting treatment of offering costs and defer and amortize such costs as an expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2016. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

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

        Commencing January 1, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs incurred in connection with its repurchase agreement entered into in connection with its financing arrangement with Goldman Sachs Bank USA, or Goldman, and its multiple draw term loan agreement entered into in connection with its financing arrangement with Fortress Credit Co LLC, or Fortress. ASU 2015-03 affects the presentation and disclosure of such costs in the Company's financial statements. There is no change to the Company's recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, which is unchanged from its prior method of disclosure.

        Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	34,158,813	$245,308	32,435,087	$311,304
Reinvestment of Distributions	13,197,052	86,691	6,612,504	57,735

Total Gross Proceeds	47,355,865	331,999	39,047,591	369,039
Commissions and Dealer Manager Fees	—	(21,279)	—	(27,547)

Net Proceeds to Company	47,355,865	310,720	39,047,591	341,492
Share Repurchase Program	(4,913,666)	(32,277)	(1,167,150)	(10,230)

Net Proceeds from Share Transactions	42,442,199	$278,443	37,880,441	$331,262

Status of Continuous Public Offering

        Since commencing its continuous public offering and through July 26, 2016, the Company has sold 426,354,518 common shares (as adjusted for share distributions) for gross proceeds of $4,180,613, including common shares issued under its distribution reinvestment plan. As of July 26, 2016, the Company had raised total gross proceeds of $4,200,817, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the six months ended June 30, 2016 and 2015, the Company sold 47,355,865 and 39,047,591 common shares for gross proceeds of $331,999 and $369,039, respectively, at an average price per share of $7.01 and $9.45, respectively. The gross proceeds received during the six months ended June 30, 2016 and 2015 include reinvested shareholder distributions of $86,691 and $57,735, respectively, for which the Company issued 13,197,052 and 6,612,504 common shares, respectively. During the period from July 1, 2016 to July 26, 2016, the Company sold 2,796,193 common shares for gross proceeds of $22,296 at an average price per share of $7.97.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $21,279 and $27,547 for the six months ended June 30, 2016 and 2015, respectively.

        Based on and subject to market conditions and the pace of capital raising, the Company expects to close its public offering to new investors near the end of the third quarter of 2016.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.730	$6,258
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	$6.345	$13,938

        On July 6, 2016, the Company repurchased 1,788,021 common shares (representing 100% of common shares tendered for repurchase) at $7.20 per share for aggregate consideration totaling $12,874.

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

        Pursuant to an investment sub-advisory agreement between FS Advisor and GSO, or the sub-advisory agreement, GSO will receive 50% of all management and incentive fees payable to FS Advisor under the investment advisory and administrative services agreement with respect to each year.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party
	Source Agreement	Description	2016	2015	2016	2015
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$18,398	$19,392	$35,639	$38,137

FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	—	$6,478	$5,774	$9,357

FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$883	$761	$1,767	$2,261

FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$1,657	$1,409	$2,370	$3,033

FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$2,639	$2,129	$4,118	$5,346

(1)
During the six months ended June 30, 2016 and 2015, $35,579 and $36,657, respectively, in base management fees were paid to FS Advisor. As of June 30, 2016, $18,398 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2016 and 2015, $17,822 and $15,021, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2016, the Company did not have a subordinated incentive fee on income payable to FS Advisor.

(3)
During the six months ended June 30, 2016 and 2015, $1,708 and $2,124, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $2,106 and $1,882 in administrative services expenses to FS Advisor during the six months ended June 30, 2016 and 2015, respectively.

(4)
During the six months ended June 30, 2016 and 2015, the Company incurred offering costs of $2,700 and $5,350, respectively, of which $2,370 and $3,033, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. See Note 2 for a discussion regarding the Company's change in accounting treatment of offering costs.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of July 26, 2016, the Company has issued an aggregate of 5,656,033 common shares (as adjusted for share distributions) for aggregate gross proceeds of $47,588 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        As of June 30, 2016, the Company had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. During the six months ended June 30, 2016 and 2015, FS Benefit Trust purchased $142 and $104, respectively, of the Company's common shares at a purchase price equal to 90% of the public offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250
Fiscal 2016
March 31, 2016	$0.1771	$66,720
June 30, 2016	$0.1771	$70,788

        The Company authorizes and declares ordinary cash distributions on a weekly basis and pays such distributions on a monthly basis. On June 6, 2016, July 7, 2016 and August 8, 2016, the Company's board of trustees declared regular weekly cash distributions for July 2016, August 2016 and September 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        No portion of the distributions paid during the six months ended June 30, 2016 or 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the six months ended June 30, 2016 and 2015, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	137,508	100%	99,484	88%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	13,591	12%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$137,508	100%	$113,075	100%

(1)
During the six months ended June 30, 2016 and 2015, 89.8% and 91.2%, respectively, of the Company's gross investment income was attributable to cash income earned, 2.7% and 1.7%,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

  respectively, was attributable to non-cash accretion of discount and 7.5% and 7.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

        The Company's net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $131,526 and $110,999, respectively. As of June 30, 2016 and December 31, 2015, the Company had $10,454 and $16,436, respectively, of undistributed ordinary income on a tax basis and distributable income received from a limited partnership interest. As of June 30, 2016, the Company had excess undistributed ordinary income on a tax basis of $3,596. During the last twelve months, the Company's distributions exceeded tax-basis net investment income by $8,576. Over the same period, $16,873 of the Company's tax-basis net investment income was generated by fee income, which is generally non-recurring in nature and the full amount of which is recorded as revenue when earned. Excluding fee income from net investment income during the last twelve months, the Company would have had distributions in excess of tax-basis net investment income of $25,449. No portion of the distributions paid during the six months ended June 30, 2016 or 2015 was funded from offering proceeds or borrowings.

        During the six months ended June 30, 2016, the Company saw positive developments in its investment portfolio and a subsequent increase in its net asset value. However, the Company anticipates that certain investments in the portfolio may need to be restructured or may experience defaults. These restructurings and defaults may have an impact on the level of income received by the Company. As a result, the Company is evaluating the current distribution rate payable on its common shares and there can be no assurance that the Company will be able to maintain a weekly cash distribution amount of $0.013625 per common share. FS Advisor will waive its incentive fees and may waive a portion of its management fee through the third quarter of 2016 to ensure that no portion of the Company's distributions to shareholders is paid from offering proceeds or borrowings.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income and income recognized for tax purposes on certain transactions.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
GAAP-basis net investment income	$119,416	$108,389
Income on limited partnership interest	—	(610)
Reclassification of unamortized original issue discount and prepayment fees	(2,071)	(1,109)
GAAP vs. tax-basis consolidation of subsidiaries	5,643	4,562
Income subject to tax not recorded for GAAP	7,925	—
Other miscellaneous differences	613	(233)

Tax-basis net investment income	$131,526	$110,999

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

        As of June 30, 2016 and December 31, 2015, the components of accumulated earnings (deficit) on a tax basis were as follows:

	June 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$3,596	$9,578
Distributable capital gains (accumulated capital losses)(1)	(274,198)	(200,191)
Other temporary differences	68	56
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(470,499)	(831,920)

Total	$(741,033)	$(1,022,477)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term capital losses, as applicable. As of June 30, 2016 and December 31, 2015, the Company had capital loss carryforwards available to offset future capital gains of $274,198 and $200,191, respectively.

(2)
As of June 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $196,154 and $44,089, respectively. As of June 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $666,653 and $876,009, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,000,905 and $3,895,733 as of June 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(470,499) and $(831,920) as of June 30, 2016 and December 31, 2015, respectively.

        As of June 30, 2016 and December 31, 2015, the Company had deferred tax liabilities of $28,666 and $23,252, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and deferred tax assets of $47,616 and $33,224, respectively, resulting from net operating losses of the Company's wholly-owned taxable subsidiaries. As of June 30, 2016 and December 31, 2015, net operating losses generated by certain wholly-owned taxable subsidiaries exceeded the ability to use all of the net operating losses, therefore the deferred tax assets were offset by valuation allowances of $18,950 and $9,972, respectively. For the three and six months ended June 30, 2015, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$934,804	$828,954	24%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	1,203,034	991,982	28%	1,213,716	923,402	30%
Senior Secured Bonds	405,574	361,914	10%	445,475	323,948	11%
Subordinated Debt	953,870	810,812	23%	860,872	579,740	19%
Equity/Other	492,497	545,941	15%	319,274	312,618	10%

Total	$3,989,779	$3,539,603	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of June 30, 2016, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and four equity/other investments, Sunnova Energy Corp., in which the Company held two equity/other investments, Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held a first lien senior secured loan, and Lusk Operating LLC, in which the Company held a first lien senior secured loan and an equity/other investment, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2016, except for Lusk Operating LLC, in which the Company held a first lien senior secured loan and an equity/other investment, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act.

        As of December 31, 2015, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and two equity/other investments, Sunnova Holdings, LLC, in which the Company held one equity/other investment and its wholly-owned subsidiary Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held one first lien senior secured loan, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, except for Sunnova Holdings, LLC, in which the Company held one equity/other investment and its wholly-owned subsidiary Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held one first lien senior secured loan, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act.

        In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, the Company had three senior secured loan investments with aggregate unfunded commitments of $35,858 and four equity/other investments with aggregate unfunded commitments of $14,908. As of June 30, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2015, the Company had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,085,271	59%	$1,689,705	55%
Midstream	265,783	8%	215,906	7%
Downstream	39,783	1%	12,195	0%
Power	505,525	14%	519,593	17%
Service & Equipment	643,241	18%	632,099	21%

Total	$3,539,603	100%	$3,069,498	100%

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

        As of June 30, 2016 and December 31, 2015, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,539,603	3,069,498

Total	$3,539,603	$3,069,498

        The Company's investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Nineteen senior secured loan investments, two senior secured bond investments and six subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

        The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company's management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of independent valuation firms, to determine fair value for securities for

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers or where the Company's board of trustees otherwise determines that the use of such other method is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The valuation committee of the board of trustees, or the valuation committee, and the board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company's valuation policy.

        The following is a reconciliation for the six months ended June 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498
Accretion of discount (amortization of premium)	2,722	710	843	2,267	888	7,430
Net realized gain (loss)	(18,783)	(1,279)	(1,310)	(54,712)	6	(76,078)
Net change in unrealized appreciation (depreciation)	19,430	79,262	77,867	138,074	60,100	374,733
Purchases	124,972	26,753	44,470	174,433	254,660	625,288
Paid-in-kind interest	6,690	3,159	468	527	3,067	13,911
Sales and redemptions	(235,867)	(40,025)	(84,372)	(29,517)	(85,398)	(475,179)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$828,954	$991,982	$361,914	$810,812	$545,941	$3,539,603

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(13,901)	$91,001	$56,746	$113,517	$60,100	$307,463

	For the Six Months Ended June 30, 2015
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$854,825	$989,972	$285,485	$940,313	$304,582	$3,375,177
Accretion of discount (amortization of premium)	1,454	820	512	569	585	3,940
Net realized gain (loss)	(13,350)	15	(5,157)	(40,018)	—	(58,510)
Net change in unrealized appreciation (depreciation)	(3,090)	9,247	12,468	52,154	(2,389)	68,390
Purchases	285,287	173,182	75,413	146,523	5,944	686,349
Paid-in-kind interest	4,934	2,876	—	—	4,746	12,556
Sales and redemptions	(145,424)	(53,281)	(35,090)	(146,285)	—	(380,080)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$984,636	$1,122,831	$333,631	$953,256	$313,468	$3,707,822

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,277)	$8,375	$9,153	$182	$(2,389)	$10,044

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at June 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$489,096	Market Comparables	Market Yield (%)	8.5% - 17.3%	12.0%
			Proved Reserves Multiples (Mmboe)	$11.3 - $11.8	$11.5
			PV-10 Multiples (x)	1.0x - 1.2x	1.1x
	91,166	Other(2)	Other(2)	N/A	N/A
	248,692	Market Quotes	Indicative Dealer Quotes	60.0% - 102.5%	86.0%
Senior Secured Loans—Second Lien	467,451	Market Comparables	Market Yield (%)	8.5% - 22.8%	15.0%
	192,714	Other(2)	Other(2)	N/A	N/A
	331,817	Market Quotes	Indicative Dealer Quotes	14.8% - 100.3%	79.6%
Senior Secured Bonds	284,855	Market Comparables	Market Yield (%)	9.5% - 14.3%	10.5%
	77,059	Market Quotes	Indicative Dealer Quotes	40.3% - 100.8%	77.7%
Subordinated Debt	119,054	Market Comparables	Market Yield (%)	8.8% - 15.3%	11.8%
	691,758	Market Quotes	Indicative Dealer Quotes	12.0% - 106.8%	87.0%
Equity/Other	514,840	Market Comparables	Market Yield (%)	11.3% - 12.3%	11.8%
			EBITDA Multiples (x)	5.3x - 16.8x	13.0x
			Production Multiples (Mboe/d)	$35,000.0 - $77,500.0	$40,496.5
			Proved Reserves Multiples (Mmboe)	$8.0 - $12.5	$8.7
			PV-10 Multiples (x)	0.4x - 2.4x	0.7x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
			Undeveloped Acreage Multiple ($/acre)	$8,000.0 - $10,000.0	$9,000.0
		Discounted Cash Flow	Discount Rate (%)	9.1% - 23.6%	23.0%
		Option Valuation Model	Volatility (%)	70.0% - 70.0%	70.0%
	31,101	Other(2)	Other(2)	N/A	N/A

Total	$3,539,603

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

Note 8. Financing Arrangements

        The following table presents a summary of information with respect to the Company's outstanding financing arrangements as of June 30, 2016. For additional information regarding these financing arrangements, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	March 27, 2017(1)
Deutsche Bank Credit Facility	Revolving	L+2.05%(2)	$200,000	$115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(3)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$88,969	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$85,100	$39,900	September 9, 2019

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(3)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR, plus 5.00%, subject to a floor of 0.75%.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $969,931 and 3.41%, respectively. As of June 30, 2016, the Company's weighted average effective interest rate on borrowings was 3.20%.

Barclays Facility

        On May 18, 2016, Bryn Mawr Funding LLC, or Bryn Mawr Funding, a wholly-owned subsidiary, entered into a revolving credit facility, or the Barclays facility, with Barclays Bank PLC, or Barclays, as administrative agent, and the lenders from time to time party thereto. The Barclays facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $100,000, including a subfacility for the issuance of letters of credit for Bryn Mawr Funding's account in an aggregate face amount of up to $10,000. Bryn Mawr Funding's obligations to Barclays under the facility are secured by a first priority security interest in substantially all of the assets of Bryn Mawr Funding, including its portfolio of assets and the assets of its subsidiaries, subject to customary exceptions. In addition, the Company has agreed to guaranty the obligations of Barclays and grant a first priority lien in favor of Barclays, for the benefit of the lenders, on the membership interests in Bryn Mawr Funding.

        The Barclays facility provides for a four year revolving period followed by a one year term-out period, after which time all outstanding advances and other amounts will become due and payable. Interest under the Barclays facility for (i) loans for which the Company elects the eurocurrency option is payable at a rate equal to LIBOR plus 3.25% per annum; and (ii) loans for which the Company elects the base rate option is payable at a rate equal to 2.25% per annum plus the greatest of (a) the U.S. Prime Rate, (b) the federal funds effective rate for such day plus 0.50%, (c) three-month LIBOR plus 1.00% per annum and (d) zero. Bryn Mawr Funding will pay a commitment fee of 0.375% per annum on the unused portion of the commitments under the Barclays facility during the revolving period and letter of credit participation fees and a fronting fee on the average daily amount of any letters of credit issued under the Barclays facility. Interest and fees are payable in arrears at the end of each interest period or three-month measurement period, as applicable, and, in each case, beginning on October 31, 2016.

        As of June 30, 2016, no amount was outstanding under the Barclays facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $160 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the facility. As of June 30, 2016, $158 of such deferred financing costs had yet to be amortized to interest expense.

        The Company recorded interest expense under the Barclays facility of $47 for the three and six months ended June 30, 2016, of which $2 related to the amortization of deferred financing costs and $45 related to commitment fees on the unused portion of the facility.

        Borrowings of Bryn Mawr Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

        The Company may contribute securities to Berwyn Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through its ownership of Berwyn Funding or will receive fair market value for any securities sold to Berwyn Funding. Berwyn Funding may purchase additional securities from various sources. Berwyn Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. Berwyn Funding will pledge certain of its securities as collateral to secure borrowings under the BNP facility. Such pledged securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Berwyn Funding is determined in accordance with the margin requirements described in the BNP financing agreements. Berwyn Funding's obligations to BNP under the facility are secured by a first priority security interest in substantially all of the assets of Berwyn Funding, including its portfolio of securities. The obligations of Berwyn Funding under the facility are non-recourse to the Company and the Company's exposure under the facility is limited to the value of the Company's investment in Berwyn Funding. On May 4, 2016, Berwyn Funding entered into an amendment to the BNP financing arrangements that permits Berwyn Funding to enter into trades, including but not limited to purchasing options, through the prime brokerage arrangement provided under the BNP financing arrangements.

        Borrowings under the BNP facility accrue interest at a rate equal to three-month London Interbank Offered Rate, or LIBOR, plus 1.10% per annum. Berwyn Funding is required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the facility is not borrowed. On May 4, 2016, Berwyn Funding entered into an amendment to the BNP facility which will increase the (i) interest rate payable on borrowings to LIBOR plus 1.35% per annum effective on and after January 2, 2017 and (ii) the commitment fee payable on all unused amounts to, effective on and after January 2, 2017, (a) 0.65% per annum on unused amounts so long as 75% or more of the facility amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Subject to certain cancellation rights, and absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of June 30, 2016 and December 31, 2015, $113,737 was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of June 30, 2016, all of the deferred financing costs had been amortized to interest expense.

        For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$502	$777	$999	$1,536
Non-usage fees	258	107	517	213
Amortization of deferred financing costs	—	26	—	76

Total interest expense	$760	$910	$1,516	$1,825

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$1,525	$2,070
Average borrowings under the facility	$113,737	$223,000
Effective interest rate on borrowings	1.75%	1.38%
Weighted average interest rate (including the effect of non-usage fees)	2.64%	1.57%

(1)
Interest under the BNP facility is paid monthly in arrears.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the six months ended June 30, 2016 and 2015, Berwyn Funding received a fee of $0 and $1, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of June 30, 2016 and December 31, 2015, the fair value of those securities rehypothecated by BNP was $95,194 and $108,340, respectively.

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

        As of June 30, 2016 and December 31, 2015, no amounts remained outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company recorded

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility.

        For the six months ended June 30, 2015, the components of total interest expense for the Citibank credit facility were as follows:

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

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto. The Deutsche Bank credit facility subsequently was amended multiple times, most recently, to set the maximum commitments under the facility at $315,000 and extend the maturity date to June 11, 2017.

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

        During the period from June 24, 2011 to June 10, 2016, interest on borrowings under the Deutsche Bank credit facility accrues at a rate equal to LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 1.80% per annum.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Beginning June 11, 2016, interest on borrowings under the Deutsche Bank credit facility is based on LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 2.05% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2017.

        As of June 30, 2016 and December 31, 2015, $200,000 and $280,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,443 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $1,039 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$1,247	$1,477	$2,868	$2,888
Non-usage fees	255	113	394	226
Amortization of deferred financing costs	297	230	593	440

Total interest expense	$1,799	$1,820	$3,855	$3,554

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$3,373	$3,096
Average borrowings under the facility	$233,407	$280,000
Effective interest rate on borrowings	2.66%	2.08%
Weighted average interest rate (including the effect of non-usage fees)	2.76%	2.22%

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

        Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR accrues at a rate equal to LIBOR (subject to a floor of 0.75%) plus 5.00% per annum, and (ii) loans bearing interest by reference to the base rate accrues at 4.00% per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 1.75% per annum. Interest is payable quarterly in arrears and began accruing during the quarter ended March 31, 2016. During the first year after the closing date, Foxfields Funding is subject to a commitment fee at a rate equal to 1.00% per annum of the average daily undrawn amount under the Fortress facility. Under certain conditions, Foxfields Funding will be subject to a prepayment premium if all or any part of the principal balance of the borrowings is prepaid prior to a date that is two years after the closing date. Foxfields Funding incurred certain customary fees, costs and expenses in connection with obtaining the facility.

        As of June 30, 2016 and December 31, 2015, $89,600 was outstanding under the Fortress facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,342 in connection with obtaining and amending the Fortress facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $1,181 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and six months ended June 30, 2016, the components of total interest expense for the Fortress facility were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Direct interest expense	$1,305	$2,608
Non-usage fees	178	377
Amortization of deferred financing costs	68	134

Total interest expense	$1,551	$3,119

        For the six months ended June 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

Six Months Ended June 30, 2016
Cash paid for interest expense(1)	$2,113
Average borrowings under the facility	$89,600
Effective interest rate on borrowings	5.75%
Weighted average interest rate (including the effect of non-usage fees)	6.59%

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

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of June 30, 2016, the fair value of assets held by Gladwyne Funding was $731,888, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the First Supplemental Indenture dated as of December 15, 2014, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of June 30, 2016, Strafford Funding had purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility (as defined below).

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        Strafford Funding, in turn, entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, and an amended and restated master confirmation dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of June 30, 2016, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes available to be purchased under the Goldman facility, for a total purchase price equal to $324,984.

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

        As of June 30, 2016, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $324,984. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of June 30, 2016, Strafford Funding's liability under the Goldman facility was $324,984, plus $489 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $156 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$2,798	$2,488	$5,505	$4,355
Amortization of deferred financing costs	32	32	64	64

Total interest expense	$2,830	$2,520	$5,569	$4,419

        For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$5,490	$4,361
Average borrowings under the facility	$324,984	$197,659
Effective interest rate on borrowings	3.38%	3.04%
Weighted average interest rate	3.35%	4.41%

(1)
Interest under the Goldman facility is paid quarterly in arrears.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the six months ended June 30, 2016, the Company repaid $3,204 of outstanding borrowings under the facility.

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

        As of June 30, 2016 and December 31, 2015, $88,969 and $92,173, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $867 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$668	$815	$1,323	$1,761
Amortization of deferred financing costs	259	195	519	257

Total interest expense	$927	$1,010	$1,842	$2,018

        For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$1,299	$1,885
Average borrowings under the facility	$89,706	$136,835
Effective interest rate on borrowings	3.01%	2.56%
Weighted average interest rate	2.92%	2.57%

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

        As of June 30, 2016 and December 31, 2015, $85,100 and $140,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $1,687 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$853	$921	$1,950	$1,854
Non-usage fees	28	95	118	192
Amortization of deferred financing costs	132	132	263	261

Total interest expense	$1,013	$1,148	$2,331	$2,307

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$2,219	$2,010
Average borrowings under the facility	$118,496	$123,536
Effective interest rate on borrowings	3.28%	2.92%
Weighted average interest rate (including the effect of non-usage fees)	3.45%	3.31%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$6.50	$8.57
Results of operations(2)
Net investment income (loss)	0.31	0.67
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.76	(2.18)

Net increase (decrease) in net assets resulting from operations	1.07	(1.51)

Shareholder distributions(3)
Distributions from net investment income	(0.35)	(0.67)
Distributions from net realized gain on investments	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.35)	(0.71)

Capital share transactions
Issuance of common shares(4)	—	0.18
Repurchases of common shares(5)	—	—
Other	(0.04)	—
Offering costs(2)	—	(0.03)

Net increase (decrease) in net assets resulting from capital share transactions	(0.04)	0.15

Net asset value, end of period	$7.18	$6.50

Shares outstanding, end of period	414,652,463	372,210,264

Total return(6)	15.85%	(15.87)%

Ratio/Supplemental Data:
Net assets, end of period	$2,976,881	$2,417,861

Ratio of net investment income to average net assets(7)	4.77%	8.31%
Ratio of total expenses to average net assets(7)	2.67%	5.55%
Portfolio turnover(8)	15.33%	22.70%
Total amount of senior securities outstanding, exclusive of treasury securities	$902,390	$1,040,494
Asset coverage per unit(9)	4.30	3.32

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

  an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during the six months ended June 30, 2016.

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2016 are not annualized. The following is a schedule of supplemental ratios for the six months ended June 30, 2016 and year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	0.23%	1.13%
Ratio of interest expense to average net assets	0.73%	1.12%
Ratio of offering costs to average net assets	0.02%	—
Ratio of income and excise taxes to average net assets	0.00%	0.01%
(8)
Portfolio turnover for the six months ended June 30, 2016 is not annualized.

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

        As of June 30, 2016, we had no reimbursements due from Franklin Square Holdings and no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2016 and for the Year Ended December 31, 2015

        During the six months ended June 30, 2016, we made investments in portfolio companies totaling $625,288. During the same period, we sold investments for proceeds of $351,070 and received principal repayments of $124,109. As of June 30, 2016, our investment portfolio, with a total fair value of $3,539,603 (24% in first lien senior secured loans, 28% in second lien senior secured loans, 10% in senior secured bonds, 23% in subordinated debt and 15% in equity/other), consisted of interests in 87 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $327.7 million. As of June 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.7% of par value, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.5% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of June 30, 2016 and our public offering price of $7.90 per share as of such date, the annualized distribution rate to shareholders as of June 30, 2016 was 8.97%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2016:

Net Investment Activity	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Purchases	$491,622	$625,288
Sales and Redemptions	(298,823)	(475,179)

Net Portfolio Activity	$192,799	$150,109

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$105,802	22%	$124,972	20%
Senior Secured Loans—Second Lien	26,629	5%	26,753	4%
Senior Secured Bonds	44,470	9%	44,470	7%
Subordinated Debt	168,540	34%	174,433	28%
Equity/Other	146,181	30%	254,660	41%

Total	$491,622	100%	$625,288	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$934,804	$828,954	24%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	1,203,034	991,982	28%	1,213,716	923,402	30%
Senior Secured Bonds	405,574	361,914	10%	445,475	323,948	11%
Subordinated Debt	953,870	810,812	23%	860,872	579,740	19%
Equity/Other	492,497	545,941	15%	319,274	312,618	10%

Total	$3,989,779	$3,539,603	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Number of Portfolio Companies	87	90
% Variable Rate (based on fair value)	46.0%	50.9%
% Fixed Rate (based on fair value)	38.5%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	5.5%	5.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.0%	4.3%
Average Annual EBITDA of Portfolio Companies	$327,703	$244,789
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.7%	98.4%
% of Investments on Non-Accrual (based on fair value)	4.0%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.5%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.7%	9.8%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2016:

New Direct Originations	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Total Commitments (including unfunded commitments)	$177,483	$338,053
Exited Investments (including partial paydowns)	(126,356)	(327,991)

Net Direct Originations	$51,127	$10,062

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$7,438	4%	$66,495	20%
Subordinated Debt	40,000	23%	40,000	12%
Equity/Other	130,045	73%	231,558	68%

Total	$177,483	100%	$338,053	100%

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Average New Direct Origination Commitment Amount	$35,496	$37,561
Weighted Average Maturity for New Direct Originations	4/15/21	6/7/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	3.1%	3.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.6%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	6.0%	8.6%

        The following table presents certain selected information regarding our direct originations as of June 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations held in Portfolio	June 30, 2016	December 31, 2015
Number of Portfolio Companies	29	27
Average Annual EBITDA of Portfolio Companies	$88,311	$82,111
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.9x	4.8x
% of Investments on Non-Accrual (based on fair value)	4.4%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.6%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.0%	10.9%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,201,577	62%	$1,975,269	64%
Opportunistic	708,655	20%	567,149	19%
Broadly Syndicated/Other	629,371	18%	527,080	17%

Total	$3,539,603	100%	$3,069,498	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,085,271	59%	$1,689,705	55%
Midstream	265,783	8%	215,906	7%
Downstream	39,783	1%	12,195	0%
Power	505,525	14%	519,593	17%
Service & Equipment	643,241	18%	632,099	21%

Total	$3,539,603	100%	$3,069,498	100%

        As of June 30, 2016, except for FourPoint Energy, LLC, in which we held a senior secured bond and four equity/other investments, Sunnova Energy Corp., in which we held two equity/other investments, Sunnova Asset Portfolio 5 Holdings, LLC, in which we held a first lien senior secured loan, and Lusk Operating LLC, in which we held a first lien senior secured loan and an equity/other investment, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2016, except for Lusk Operating LLC, in which we held a first lien senior secured loan and an equity/other investment, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

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

        In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, we had three senior secured loan investments with aggregate unfunded commitments of $35,858 and four equity/other investments with aggregate unfunded commitments of $14,908. As of June 30, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, and Synergy Offshore LLC. As of December 31, 2015, we had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$221,827	6%	$159,204	5%
2	1,756,603	50%	1,340,637	44%
3	1,234,212	35%	1,288,144	42%
4	134,264	4%	203,084	7%
5	192,697	5%	78,429	2%

Total	$3,539,603	100%	$3,069,498	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. As of June 30, 2016, 35% of our portfolio consisted of investments with an investment rating of three, 4% of our portfolio consisted of investments with an investment rating of four and 5% of our portfolio consisted of investments with an investment rating of five, in each case, based on fair value.

Results of Operations

        Energy credit benefited from rallying oil prices during the three months ended June 30, 2016. The "spread-to-worst" of the Bank of America Merrill Lynch High Yield Energy Index, or the Energy Index, which measures the difference from the Index's worst performing security to Treasuries, tightened significantly over the quarter from 1,278 basis points as of March 31, 2016 to 834 basis points as of June 30, 2016. Overall, the Energy Index ended the second quarter of 2016 with a yield-to-worst of 9.47% after reaching levels earlier in the year not seen since November 2008.

        Energy credit prices generally tracked rising commodity prices during the quarter. West Texas Intermediate (WTI) crude prices, which began the year at $40.71 per barrel, reached an eleven month high on June 8, 2016 and ended at $48.33 per barrel as of June 30, 2016. The average par weighted price of the Energy Index began the year at $64.89, reached a year-to-date low of $52.17 on February 11, 2016 and rebounded to $86.28 as of June 30, 2016. Rising asset prices resulted in meaningful unrealized appreciation on investments during the quarter ended June 30, 2016. Since quarter end, however, oil prices have partially retreated, driven by rising gasoline stockpiles, geopolitical uncertainty, and a strengthening U.S. dollar following Britain's decision to leave the European Union.

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

        We generated investment income of $88,326 and $92,410 for the three months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $79,732 and $86,585 of cash income earned as well as $8,594 and $5,825 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the three months ended June 30, 2016 and 2015, we generated $1,807 and $9,127 of fee income, which represented 2.0% and 9.9%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income during the three months ended June 30, 2016 compared to three months ended June 30, 2015 was primarily due to the prepayment of several large investments during the three months ended June 30, 2015.

Expenses

        Our total expenses were $31,300 and $36,746 for the three months ended June 30, 2016 and 2015, respectively. Our expenses include base management fees attributed to FS Advisor of $18,398 and $19,392 for the three months ended June 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $883 and $761 for the three months ended June 30, 2016 and 2015, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. We did not accrue any subordinated incentive fee on income during the three months ended June 30, 2016. During the three months ended June 30, 2015, we accrued a subordinated incentive fee on income of $6,478. During the three months ended June 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $8,927 and $7,408 for the three months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended June 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $324 and $361, respectively, and fees and expenses incurred with our share transfer agent totaled $642 and $638, respectively. Fees for our board of trustees were $262 and $265 for the three months ended June 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $498 and $0 for the three months ended June 30, 2016 and 2015, respectively.

        Our other general and administrative expenses totaled $1,320 and $1,374 for the three months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$123	$236
Legal fees	218	121
Printing fees	602	520
Insurance expense	57	78
Other	320	419

Total	$1,320	$1,374

        During the three months ended June 30, 2016 and 2015, the ratio of our total expenses to our average net assets was 1.17% and 1.28%, respectively. During the three months ended June 30, 2016 and 2015, our ratio of total expenses to average net assets included $8,927 and $7,408, respectively, related to interest expense, $0 and $6,478, respectively, related to accruals for incentive fees, $498 and $0, respectively, related to amortization of deferred offering costs and $46 and $69, respectively, related to accruals for income taxes. Without such expenses, our ratio of expenses to average net assets would have been 0.82% and 0.80% for the three months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $57,026 ($0.14 per share) and $55,664 ($0.17 per share) for the three months ended June 30, 2016 and 2015, respectively. The decrease in net investment income on a per share basis can be attributed primarily to a decrease in investment income resulting from the restructuring of certain investments in the portfolio.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $265,258 and $33,565, respectively, during the three months ended June 30, 2016, from which we realized a net loss of $19,067. We sold investments and received principal repayments of $159,662 and $25,888, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $40,553. We realized a net gain of $91 from settlements on foreign currency during the three months ended June 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended June 30, 2016 and 2015, the net change in unrealized appreciation (depreciation) on investments totaled $418,588 and $49,804, respectively, and the net change in unrealized gain (loss) on foreign currency was $(2) and $(13), respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2015 was primarily driven by a general tightening of credit spreads in Energy markets.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended June 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $456,545 ($1.14 per share) and $64,993 ($0.20 per share), respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues

        We generated investment income of $186,236 and $177,997 for the six months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $167,214 and $162,436 of cash income earned as well as $19,022 and $15,561 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the six months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the six months ended June 30, 2016 and 2015, we generated $9,983 and $13,645 of fee income, which represented 5.4% and 7.7%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income during the six months ended June 30, 2016 compared to six months ended June 30, 2015 was primarily due to the prepayment of several large investments during the six months ended June 30, 2015.

Expenses

        Our total expenses were $66,820 and $69,608 for the six months ended June 30, 2016 and 2015, respectively. Our expenses include base management fees attributed to FS Advisor of $35,639 and $38,137 for the six months ended June 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $1,767 and $2,261 for the six months ended June 30, 2016 and 2015, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $5,774 and $9,357, respectively. During the six months ended June 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $18,279 and $14,724 for the six months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the six months ended June 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $610 and $721, respectively, and fees and expenses incurred with our share transfer agent totaled $1,384 and $1,432, respectively. Fees for our board of trustees were $512 and $490 for the six months ended June 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $623 and $0 for the six months ended June 30, 2016 and 2015, respectively.

        Our other general and administrative expenses totaled $2,153 and $2,328 for the six months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Six Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$246	$372
Compensation of our chief compliance officer(1)	—	10
Legal fees	384	344
Printing fees	800	640
Insurance expense	118	152
Other	605	810

Total	$2,153	$2,328

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

        During the six months ended June 30, 2016 and 2015, the ratio of our total expenses to our average net assets was 2.67% and 2.53%, respectively. During the six months ended June 30, 2016 and 2015, our ratio of total expenses to average net assets included $18,279 and $14,724, respectively, related to interest expense, $5,774 and $9,357, respectively, related to accruals for incentive fees, $623 and $0, respectively, related to amortization of deferred offering costs and $79 and $158, respectively, related to accruals for income taxes. Without such expenses, our ratio of expenses to average net assets would have been 1.68% and 1.65% for the six months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $119,416 ($0.31 per share) and $108,389 ($0.34 per share) for the six months ended June 30, 2016 and 2015, respectively. The decrease in net investment income on a per share basis can be attributed primarily to a decrease in investment income resulting from the restructuring of certain investments in the portfolio.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $351,070 and $124,109, respectively, during the six months ended June 30, 2016, from which we realized a net loss of $76,078. We sold investments and received principal repayments of $286,998 and $93,082, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $58,510. We realized a net loss of $147 from settlements on foreign currency during the six months ended June 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the six months ended June 30, 2016 and 2015, the net change in unrealized appreciation (depreciation) on investments totaled $374,733 and $68,390, respectively, and the net change in unrealized gain (loss) on foreign currency was $14 and $(141), respectively. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our directly originated and opportunistic investments. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2015 was primarily driven by a general tightening of credit spreads in Energy markets and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the six months ended June 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $418,085 ($1.07 per share) and $117,981 ($0.37 per share), respectively.

Financial Condition, Liquidity and Capital Resources

        Based on and subject to market conditions and the pace of capital raising, we expect to close our public offering to new investors near the end of the third quarter of 2016. Improving energy market conditions since the middle of February 2016 through June 30, 2016, have led to positive developments in the portfolio and a subsequent increase in our net asset value per common share. However, we anticipate that certain investments in the portfolio may need to be restructured or may experience defaults. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a weekly cash distribution amount of $0.013625 per common share. FS Advisor will waive its incentive fees and may waive a portion of its management fee through the third quarter of 2016 to ensure that no portion of our distributions to shareholders is paid from offering proceeds or borrowings.

Overview

        As of June 30, 2016, we had $330,665 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $506,579 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of June 30, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2016, we had three senior secured loan investments with aggregate unfunded commitments of $35,858 and four equity/other investments with aggregate unfunded commitments of $14,908. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        During the six months ended June 30, 2016, we sold 47,355,865 common shares for gross proceeds of $331,999 at an average price per share of $7.01. The gross proceeds received during the six months ended June 30, 2016 include reinvested shareholder distributions of $86,691, for which we issued 13,197,052 common shares. The sales commissions and dealer manager fees related to the sale of our common shares were $21,279 for the six months ended June 30, 2016. These sales commissions and fees include $4,118 retained by the dealer manager, FS2, which is one of our affiliates.

        Since commencing our continuous public offering and through July 26, 2016, we have sold 426,354,518 common shares (as adjusted for share distributions) for gross proceeds of $4,180,613, including common shares issued under our distribution reinvestment plan. As of July 26, 2016, we have raised total gross proceeds of $4,200,817, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the six months ended June 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	$8.730	$6,258
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	$6.345	$13,938

        On July 6, 2016, we repurchased 1,788,021 common shares (representing 100% of common shares tendered for repurchase) at $7.20 per share for aggregate consideration totaling $12,874.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2016:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%	$113,737	$186,263	March 27, 2017(1)
Deutsche Bank Credit Facility	Revolving	L+2.05%(2)	$200,000	$115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(3)	$89,600	$65,400	November 6, 2020
Goldman Facility	Repurchase	L+2.75%	$324,984	$16	September 15, 2017
Natixis Credit Facility	Revolving	CP+2.25%	$88,969	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$85,100	$39,900	September 9, 2019

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to LIBOR, plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(3)
As described in Note 8, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $969,931 and 3.41%, respectively. As of June 30, 2016, our weighted average effective interest rate on borrowings was 3.20%.

        For additional information regarding our outstanding financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250
Fiscal 2016
March 31, 2016	$0.1771	$66,720
June 30, 2016	$0.1771	$70,788

        On June 6, 2016, July 7, 2016 and August 8, 2016 our board of trustees declared regular weekly cash distributions for July 2016, August 2016 and September 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        No portion of the distributions paid during the six months ended June 30, 2016 or 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. During the six months ended June 30, 2016 and 2015, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	137,508	100%	99,484	88%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	13,591	12%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$137,508	100%	$113,075	100%

(1)
During the six months ended June 30, 2016 and 2015, 89.8% and 91.2%, respectively, of our gross investment income was attributable to cash income earned, 2.7% and 1.7%, respectively, was attributable to non-cash accretion of discount and 7.5% and 7.1%, respectively, was attributable to PIK interest.

        Our net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $131,526 and $110,999, respectively. As of June 30, 2016 and December 31, 2015, we had $10,454 and $16,436, respectively, of undistributed ordinary income on a tax basis and distributable income received from a limited partnership interest. As of June 30, 2016 we had excess undistributed ordinary income on a tax basis of $3,596. During the last twelve months, our distributions exceeded tax-basis net investment income by $8,576. In addition, $16,873 of our tax-basis net investment income was generated by fee income, which is generally non-recurring in nature and the full amount of which is recorded as revenue when earned. Excluding fee income from net investment income during the last twelve months, we would have had distributions in excess of tax-basis net investment income of $25,449. No portion of the distributions paid during the six months ended June 30, 2016 and 2015 was funded from offering proceeds or borrowings.

        During the six months ended June 30, 2016, we saw positive developments in our investment portfolio and a subsequent increase in our net asset value. However, we anticipate that certain investments in the portfolio may need to be restructured or may experience defaults. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a weekly cash distribution amount of $0.013625 per common share. FS Advisor will waive its incentive fees and may waive a portion of its management fee through the third quarter of 2016 to ensure that no portion of our distributions to shareholders is paid from offering proceeds or borrowings.

        See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2016 and 2015, the components of accumulated earnings on a tax basis and deferred taxes as of June 30, 2016 and December 31, 2015.

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

        Our investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Nineteen senior secured loan investments, two senior secured bond investments and six subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. All of our equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2016 and 2015.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Barclays facility, the Deutsche Bank credit facility, the Fortress facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at June 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$113,737	$113,737	—	—	—
Deutsche Bank Credit Facility(2)	$200,000	$200,000	—	—	—
Fortress Facility(3)	$89,600	—	—	$89,600	—
Goldman Facility(4)	$324,984	—	$324,984	—	—
Natixis Credit Facility(5)	$88,969	—	—	—	$88,969
Wells Fargo Credit Facility(6)	$85,100	—	—	$85,100	—

(1)
At June 30, 2016, $186,263 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At June 30, 2016, $115,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2017.

(3)
At June 30, 2016, $65,400 remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At June 30, 2016, $16 remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2017.

(5)
At June 30, 2016, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(6)
At June 30, 2016, $39,900 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2019.

        As of June 30, 2016, no amounts were outstanding under the Barclays facility.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. Pursuant to the investment sub-advisory agreement, GSO will receive 50% of all management and incentive fees payable to FS Advisor under the investment advisory and administrative services agreement with respect to each year. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our investment operations. Base management fees are paid on a quarterly basis in arrears.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party
	Source Agreement	Description	2016	2015	2016	2015
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$18,398	$19,392	$35,639	$38,137
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	—	$6,478	$5,774	$9,357
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$883	$761	$1,767	$2,261
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$1,657	$1,409	$2,370	$3,033
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$2,639	$2,129	$4,118	$5,346

(1)
During the six months ended June 30, 2016 and 2015, $35,579 and $36,657, respectively, in base management fees were paid to FS Advisor. As of June 30, 2016, $18,398 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2016 and 2015, $17,822 and $15,021, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2016, we did not have a subordinated incentive fee on income payable to FS Advisor.

(3)
During the six months ended June 30, 2016 and 2015, $1,708 and $2,124, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $2,106 and $1,882 in administrative services expenses to FS Advisor during the six months ended June 30, 2016 and 2015, respectively.

(4)
During the six months ended June 30, 2016 and 2015, we incurred offering costs of $2,700 and $5,350, respectively, of which $2,370 and $3,033, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares. See Note 2 to our unaudited consolidated financial statements included herein for a discussion regarding our change in accounting treatment of offering costs.

(5)
Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers or financial representatives.

        See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Advisor, capital contributions by FS Advisor and GSO, potential conflicts of interest, our exemptive relief order, our expense reimbursement arrangement with Franklin Square Holdings and FS Benefit Trust's purchases of our common shares.

Recent Developments

        During the period from July 1, 2016 to July 26, 2016, we sold 2,796,193 common shares for gross proceeds of $22,296 at an average price per share of $7.97.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 46.0% of our portfolio investments (based on fair value) paid variable interest rates, 38.5% paid fixed interest rates, 5.5% were income producing equity or other investments and the remainder (10.0%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the BNP facility, Barclays facility, Deutsche Bank credit facility, Fortress facility, Goldman facility, Natixis credit facility and Wells Fargo credit facility, Berwyn Funding, Bryn Mawr Funding, FSEP Funding, Foxfields Funding, Strafford Funding, Energy Funding and Wayne Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 65 basis points	$—	$(5,872)	$5,872	1.9%
No change	—	—	—	—
Up 100 basis points	7,401	9,034	(1,633)	(0.5)%
Up 300 basis points	40,499	27,101	13,398	4.4%
Up 500 basis points	74,265	45,168	29,097	9.6%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2016 and 2015, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended June 30, 2016 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	2,196,742	$6.345	2,196,742	(1)
May 1 to May 31, 2016	—	—	—	—
June 1 to June 30, 2016	—	—	—	—

Total	2,196,742	$6.345	2,196,742	(1)

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
4.1
Form of Subscription Agreement. (Incorporated by reference to FS Energy and Power Fund's final prospectus filed on July 6, 2016 with the Securities and Exchange Commission pursuant to Rule 497 of the Securities Act of 1933, as amended.)
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
10.18
Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2016, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 16, 2016.)
10.19
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
10.22
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)

10.23	Termination and Release Acknowledgment, dated as of May 11, 2012, by Citibank N.A. in favor of FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.15 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on May 15, 2012.)
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
10.26
Amended and Restated Confirmation Letter Agreement, dated as of October 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 12, 2012.)
10.27
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.28
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
10.32
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
10.35
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)
10.36
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

10.38	Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 4, 2016.)
10.39
U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.40
First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 4, 2016.)
10.41
Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.42
Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.43
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
10.50	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)

10.51	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of September 11, 2014. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.52
Amended and Restated Master Confirmation, dated as of December 15, 2014, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.2 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.53
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
10.55
Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.56
Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.57
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
10.61
Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.62
Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.63
First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 1, 2015.)

10.64	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 18, 2016.)
10.65
Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 18, 2016.)
10.66
Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 18, 2016.)
10.67
Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 18, 2016.)
10.68
Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 18, 2016.)
10.69
Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 18, 2016.)
10.70
Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 18, 2016.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2016.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)