Form 10-Q
period 2016-09-30
FS Energy & Power Fund
filed 2016-11-10
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

        The issuer had 430,438,096 common shares of beneficial interest outstanding as of October 25, 2016.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,258,182 and $3,267,830, respectively)	$2,977,197	$2,518,595
Non-controlled/affiliated investments (amortized cost—$702,648 and $356,188, respectively)	770,227	276,993
Controlled/affiliated investments (amortized cost—$26,539 and $270,389, respectively)	252	273,910

Total investments, at fair value (amortized cost—$3,987,369 and $3,894,407, respectively)	3,747,676	3,069,498
Cash	271,317	368,867
Receivable for investments sold and repaid	295	13,792
Interest receivable	48,981	34,921
Receivable for common shares purchased	—	6,915
Deferred financing costs	3,195	3,865
Deferred offering costs	2,222	—
Prepaid expenses and other assets	67	247

Total assets	$4,073,753	$3,498,105

Liabilities
Payable for investments purchased	$8,075	$—
Credit facilities payable (net of deferred financing costs of $1,113 and $1,094, respectively)	538,759	714,416
Repurchase agreement payable (net of deferred financing costs of $123 and $220, respectively)(1)	324,877	324,764
Shareholder distributions payable	28	48
Management fees payable	20,086	18,338
Subordinated income incentive fees payable(2)	—	12,048
Administrative services expense payable	1,556	1,872
Interest payable	3,824	3,046
Trustees' fees payable	245	254
Other accrued expenses and liabilities	4,504	5,458

Total liabilities	901,954	1,080,244

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 431,453,607 and 372,210,264 shares issued and outstanding, respectively	431	372
Capital in excess of par value	3,830,129	3,428,672
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(396,184)	(200,220)
Accumulated undistributed (distributions in excess of) net investment income(4)	(22,818)	14,024
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(239,759)	(824,987)

Total shareholders' equity	3,171,799	2,417,861

Total liabilities and shareholders' equity	$4,073,753	$3,498,105

Net asset value per common share at period end	$7.35	$6.50

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$75,293	$82,469	$225,944	$237,077
Fee income	2,624	10,096	5,251	23,741
From non-controlled/affiliated investments:
Interest income	11,465	5,512	37,067	15,256
Fee income	—	681	7,356	681

Total investment income	89,382	98,758	275,618	276,755

Operating expenses
Management fees	20,086	19,522	55,725	57,659
Subordinated income incentive fees(1)	—	9,611	5,774	18,968
Administrative services expenses	1,118	892	2,885	3,153
Share transfer agent fees	750	767	2,134	2,199
Accounting and administrative fees	384	361	994	1,082
Interest expense	8,921	7,627	27,200	22,351
Trustees' fees	245	246	757	736
Offering costs	755	—	1,378	—
Other general and administrative expenses	1,370	1,020	3,523	3,348

Total operating expenses	33,629	40,046	100,370	109,496
Income taxes	22	76	101	234

Total expenses	33,651	40,122	100,471	109,730

Net investment income	55,731	58,636	175,147	167,025

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(118,187)	(100,813)	(196,536)	(159,323)
Non-controlled/affiliated	(1,699)	—	572	—
Net realized gain (loss) on foreign currency	—	(63)	—	(210)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	194,873	(226,650)	454,465	(165,859)
Non-controlled/affiliated	19,447	(13,133)	147,788	(5,534)
Controlled/affiliated	(3,837)	—	(17,037)	—
Net change in unrealized gain (loss) on foreign currency	(2)	59	12	(82)

Total net realized and unrealized gain (loss) on investments	90,595	(340,600)	389,264	(331,008)

Net increase (decrease) in net assets resulting from operations	$146,326	$(281,964)	$564,411	$(163,983)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.35	$(0.81)	$1.41	$(0.50)

Weighted average shares outstanding	421,515,796	348,739,636	400,151,400	329,564,799

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operations
Net investment income	$175,147	$167,025
Net realized gain (loss) on investments and foreign currency	(195,964)	(159,533)
Net change in unrealized appreciation (depreciation) on investments	585,216	(171,393)
Net change in unrealized gain (loss) on foreign currency	12	(82)

Net increase (decrease) in net assets resulting from operations	564,411	(163,983)

Shareholder distributions(1)
Distributions from net investment income	(211,989)	(161,150)
Distributions from net realized gain on investments	—	(13,591)

Net decrease in net assets resulting from shareholder distributions	(211,989)	(174,741)

Capital share transactions
Issuance of common shares(2)	313,739	410,987
Reinvestment of shareholder distributions(2)	132,928	111,606
Repurchases of common shares(2)	(45,151)	(18,659)
Offering costs	—	(7,150)

Net increase in net assets resulting from capital share transactions	401,516	496,784

Total increase (decrease) in net assets	753,938	158,060
Net assets at beginning of period	2,417,861	2,565,721

Net assets at end of period	$3,171,799	$2,723,781

Accumulated undistributed (distributions in excess of) net investment income(1)	$(22,818)	$10,216

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company's common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$564,411	$(163,983)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(679,004)	(1,113,391)
Paid-in-kind interest	(24,314)	(19,292)
Proceeds from sales and repayments of investments	425,906	622,847
Net realized (gain) loss on investments	195,964	159,323
Net change in unrealized (appreciation) depreciation on investments	(585,216)	171,393
Accretion of discount	(11,514)	(5,990)
Amortization of deferred financing costs	2,355	1,954
Amortization of deferred offering costs	1,378	—
(Increase) decrease in receivable for investments sold and repaid	13,497	29,381
(Increase) decrease in interest receivable	(14,060)	61
(Increase) decrease in prepaid expenses and other assets	180	(79)
Increase (decrease) in payable for investments purchased	8,075	4,901
Increase (decrease) in management fees payable	1,748	1,610
Increase (decrease) in subordinated income incentive fees payable	(12,048)	(2,531)
Increase (decrease) in administrative services expense payable	(316)	174
Increase (decrease) in interest payable(1)	778	(586)
Increase (decrease) in trustees' fees payable	(9)	37
Increase (decrease) in other accrued expenses and liabilities	(954)	1,070

Net cash provided by (used in) operating activities	(113,143)	(313,101)

Cash flows from financing activities
Issuance of common shares	320,654	415,103
Reinvestment of shareholder distributions	132,928	111,606
Repurchases of common shares	(45,151)	(18,659)
Offering costs incurred	(3,600)	(7,150)
Shareholder distributions	(212,009)	(174,741)
Borrowings under credit facilities	—	20,000
Borrowings under repurchase agreement	16	135,871
Repayments under credit facilities	(175,638)	(197,287)
Deferred financing costs paid	(1,607)	(1,190)

Net cash provided by financing activities	15,593	283,553

Total increase (decrease) in cash	(97,550)	(29,548)
Cash at beginning of period	368,867	225,130

Cash at end of period	$271,317	$195,582

Supplemental disclosure
Excise and state taxes paid	$109	$315

Non-cash purchases of investment	$(309,593)	$—

Non-cash sales of investment	$309,593	$—

(1)
See Note 8 for a discussion of the Company's credit facilities and repurchase transaction. During the nine months ended September 30, 2016 and 2015, the Company paid $15,751 and $14,101, respectively, in interest expense on the credit facilities. During the nine months ended September 30, 2016 and 2015, the Company paid $8,316 and $6,882, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of September 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—27.8%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$60,471	$57,903	$39,306
Allied Wireline Services, LLC	(g)(i)(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	107,426	106,525	103,398
Alon USA Partners, L.P.	(g)(i)(j)(m)(bb)	Downstream	L+800	1.3%	11/26/18	11,092	11,243	11,064
Altus Power America, Inc.	(j)	Power	L+750	1.5%	10/10/21	84,375	84,375	86,062
AP Exhaust Acquisition, LLC	(g)(l)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	13,755
BL Sand Hills Unit, L.P.	(l)	Upstream	Prime+650	3.5%	12/17/17	40,821	35,451	37,760
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,000	13,027	13,875
Brock Holdings III, Inc.	(f)	Service & Equipment	L+450	1.5%	3/16/17	1,978	1,935	1,960
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	55,536	53,868	43,423
Cimarron Energy Inc.	(g)(bb)	Service & Equipment	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,724	24,724	24,847
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	16,865	17,010	17,099
Crestwood Holdings LLC	(f)(g)	Midstream	L+800	1.0%	6/19/19	29,788	29,887	27,679
EnergySolutions, LLC	(i)(j)	Service & Equipment	L+575	1.0%	5/29/20	18,193	17,951	18,170
Gulf Finance, LLC	(f)(i)	Midstream	L+525	1.0%	8/25/23	19,000	18,434	18,531
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	22,262	22,262	22,596
Lusk Operating LLC	(r)(z)(aa)	Upstream	Prime+500 PIK (8.3% Max PIK)	3.3%	10/31/16	26,831	25,539	899
Lusk Operating LLC	(e)(r)(z)(aa)	Upstream	Prime+500 PIK (8.3% Max PIK)	3.3%	10/31/16	669	669	22
MB Precision Holdings LLC	(g)	Service & Equipment	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,838	12,838	12,260
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,236	32,328	31,833
P2 Upstream Acquisition Co.	(f)	Service & Equipment	L+400	1.0%	10/30/20	5,114	4,797	4,797
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,850	9,695	8,865
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,601	27,853	25,737
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	11,043	11,035	9,221
Stonewall Gas Gathering LLC	(j)(bb)	Midstream	L+775	1.0%	1/28/22	16,470	16,051	16,841
Sunnova Asset Portfolio 5 Holdings, LLC	(j)(l)(p)	Power	12.0% PIK (12.0% Max PIK)		11/14/21	149,850	147,542	151,349
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+1100	1.0%	7/20/21	58,762	58,762	56,705
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	5,446	4,239	4,064
Warren Resources, Inc.	(k)(z)	Upstream	L+850	1.0%	5/22/20	131,175	131,175	93,423

Total Senior Secured Loans—First Lien							992,929	895,541
Unfunded Loan Commitments							(13,696)	(13,696)

Net Senior Secured Loans—First Lien							979,233	881,845

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—29.0%
Alison US LLC	(f)(j)(m)	Service & Equipment	L+850	1.0%	8/29/22	$21,722	$20,644	$20,111
Ameriforge Group Inc.	(g)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,373	5,752
AP Exhaust Acquisition, LLC		Service & Equipment	12.0% PIK (12.0% Max PIK)		9/28/21	3,654	3,654	3,014
Arena Energy, LP	(i)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	102,375	102,375	101,925
Ascent Resources—Marcellus, LLC		Upstream	L+750	1.0%	8/4/21	10,000	9,874	938
Ascent Resources—Utica, LLC	(g)(j)(k)(l)	Upstream	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	285,037	284,167	280,761
Brock Holdings III, Inc.	(g)(j)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,717	28,125
Chief Exploration & Development LLC	(f)(i)	Upstream	L+650	1.3%	5/16/21	36,576	35,075	34,473
Consolidated Precision Products Corp.	(g)(j)(bb)	Service & Equipment	L+775	1.0%	4/30/21	14,074	13,820	12,772
Emerald Performance Materials, LLC	(f)(bb)	Downstream	L+675	1.0%	8/1/22	11,819	11,752	11,819
Fieldwood Energy LLC		Upstream	L+713	1.3%	9/30/20	41,047	41,830	16,555
Granite Intermediate Holdings, Inc.	(f)	Power	L+725	1.0%	12/19/22	13,150	13,057	12,471
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,349	11,611
Horn Intermediate Holdings, Inc.	(g)(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	50,501
Jonah Energy LLC	(f)(i)(bb)	Upstream	L+650	1.0%	5/12/21	29,293	28,594	26,218
Neff Rental LLC	(f)(j)	Service & Equipment	L+625	1.0%	6/9/21	33,789	33,059	33,113
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/17/20	15,000	14,921	14,675
P2 Upstream Acquisition Co.	(f)(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	34,099	34,147	29,751
Titan Energy Operating, LLC	(i)(k)(p)	Upstream	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	101,814	83,387	84,322
Total Safety U.S., Inc.	(g)(j)	Service & Equipment	L+800	1.3%	9/13/20	14,795	14,952	6,115
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	36,192	36,228	17,644
Vantage Energy, LLC	(i)(j)	Upstream	L+750	1.0%	12/20/18	32,329	31,675	31,117
Vantage Energy II, LLC	(i)(j)(l)	Upstream	L+750	1.0%	5/8/17	85,000	85,000	85,000

Total Senior Secured Loans—Second Lien							1,028,900	918,783

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—11.4%
Calpine Corp.	(f)(m)	Power	5.3%		6/1/26	$19,800	$19,809	$20,060
Cheniere Corpus Christi Holdings, LLC	(f)	Midstream	7.0%		6/30/24	4,000	4,136	4,328
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,070	9,034
FourPoint Energy, LLC	(j)(k)(l)(p)	Upstream	9.0%		12/31/21	235,125	227,523	232,774
Lightstream Resources Ltd.	(k)(m)(r)(z)	Upstream	9.9%		6/15/19	62,400	62,400	55,848
Mirant Mid-Atlantic Trust	(f)(h)(o)	Power	10.1%		12/30/28	30,651	32,970	23,946
SandRidge Energy, Inc.	(r)(z)	Upstream	8.8%		6/1/20	46,700	46,600	16,929

Total Senior Secured Bonds							402,508	362,919

Subordinated Debt—31.3%
Alta Mesa Holdings, LP	(h)	Upstream	9.6%		10/15/18	43,300	39,051	40,756
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		4/1/21	8,555	7,456	8,063
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,338	13,297
Bellatrix Exploration Ltd.	(f)(h)(m)(o)	Upstream	8.5%		5/15/20	46,590	45,680	43,465
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	43,311	42,444	43,564
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25	5,100	5,094	5,053
Canbriam Energy Inc.	(f)(h)(j)(m)	Upstream	9.8%		11/15/19	115,200	112,133	121,537
Compressco Partners, LP	(f)(h)(m)	Service & Equipment	7.3%		8/15/22	20,050	19,903	18,772
Crestwood Equity Partners L.P.	(f)(m)	Midstream	6.1%		3/1/22	5,500	5,500	5,556
Dynegy Finance I/II Inc.	(f)(m)	Power	7.6%		11/1/24	22,542	21,956	22,180
Eclipse Resources Corp.	(f)(h)(m)	Upstream	8.9%		7/15/23	59,745	53,764	58,401
EV Energy Partners, L.P.	(h)(o)	Upstream	8.0%		4/15/19	38,814	28,337	25,811
Everest Acquisition LLC	(h)(m)(o)	Upstream	9.4%		5/1/20	19,970	15,906	14,204
Extraction Oil & Gas Holdings, LLC	(h)	Upstream	7.9%		7/15/21	37,500	37,500	39,047

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	$23,540	$22,927	$24,285
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,080	15,221
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	5,000	4,895	4,144
GenOn Energy, Inc.	(h)(o)	Power	9.9%		10/15/20	42,698	44,417	32,077
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	705	705	705
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,478	4,478	4,478
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	925	925	925
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	871	871	871
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,258	64,675
Global Partners L.P.	(h)(m)	Midstream	7.0%		6/15/23	2,824	2,408	2,619
Great Western Petroleum, LLC	(f)	Upstream	9.0%		9/30/21	20,830	20,623	20,921
Gulfport Energy Corporation	(f)(m)	Upstream	7.8%		11/1/20	6,229	6,345	6,475
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	71,125	67,682	59,967
Laredo Petroleum, Inc.	(f)(m)	Upstream	7.4%		5/1/22	25,384	25,083	26,272
Lonestar Resources America Inc.	(h)(o)	Upstream	8.8%		4/15/19	21,500	21,573	13,599
Martin Midstream Partners L.P.	(f)(h)(m)	Midstream	7.3%		2/15/21	29,660	29,076	28,140
NRG Energy, Inc.	(f)(m)	Power	7.3%		5/15/26	25,000	24,876	25,578
ONEOK, Inc.	(f)(h)(m)(o)	Midstream	7.5%		9/1/23	28,000	26,858	31,465
Synergy Resources Corp.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	40,800
Talos Production LLC	(h)(o)	Upstream	9.8%		2/15/18	43,250	43,251	20,219
Tenrgys, LLC	(i)(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	73,125
Whiting Petroleum Corp.	(h)(m)	Upstream	5.0%		3/15/19	11,685	10,439	11,349
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,934	24,294

Total Subordinated Debt							1,026,766	991,910

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.7%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$—
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment	28,942,003	1,447	1,447
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment	7,431,113	7,223	5,573
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment	5,344,680	1,865	4,009
Altus Power America Holdings, LLC, Preferred Equity	(l)	Power	28,125,000	27,052	46,406
Altus Power America Management, LLC, Class B Units	(r)(s)	Power	2,250	—	—
AP Exhaust Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	811	811	—
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream	148,692,909	44,700	32,712
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)	Upstream	N/A	5,180	1,599
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)	Upstream	N/A	740	258
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment	3,201,631	2,991	1,761
Extraction Oil & Gas Holdings, LLC, Common Equity	(k)(q)(r)	Upstream	4,191,800	11,250	19,408
Fortune Creek Co-Invest I L.P., LP Interest	(m)(r)(w)(z)	Midstream	N/A	16,697	566
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(p)(q)(r)	Upstream	66,000	66,000	28,875
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(p)(q)(r)	Upstream	12,374	8,176	5,475
FourPoint Energy, LLC, Common Equity, Class E-II Units	(p)(r)(cc)	Upstream	274,688	68,672	114,682
FourPoint Energy, LLC, Common Equity, Class E-III Units	(k)(p)(q)(r)(cc)	Upstream	222,750	55,688	97,453
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment	2,448,883	2,449	2,449
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	472,755	473	875
Lusk Operating LLC, Common Equity	(r)(u)(aa)	Upstream	2,000	1,000	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment	490,213	490	74
Plains Offshore Operations Inc., Preferred Equity	(l)	Upstream	21,067	27,678	25,868
Plains Offshore Operations Inc., Warrants, 11/18/2019	(r)	Upstream	427,005	689	—
Summit Midstream Partners, LLC, Preferred Equity	(l)	Midstream	28,830	28,830	28,830
Sunnova Energy Corp., Common Equity	(p)(r)	Power	6,667,368	25,026	35,804
Sunnova Energy Corp., Preferred Equity	(p)(r)	Power	578,468	3,080	3,106
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment	3,750,000	6,029	1,689
Synergy Offshore LLC, Preferred Equity	(k)(y)	Upstream	57,500	73,436	81,765
TE Holdings, LLC, Common Equity	(r)(cc)	Upstream	2,225,950	18,921	16,138
TE Holdings, LLC, Preferred Equity	(r)	Upstream	1,475,531	14,734	14,386
Titan Energy Operating, LLC, Common Equity	(k)(p)(r)	Upstream	555,497	17,554	16,387
White Star Petroleum Holdings, LLC, Common Equity	(r)(cc)	Upstream	4,867,084	4,137	4,624

Total Equity/Other				549,962	592,219

TOTAL INVESTMENTS—118.2%				$3,987,369	3,747,676

LIABILITIES IN EXCESS OF OTHER ASSETS—(18.2%)					(575,877)

NET ASSETS—100.0%					$3,171,799

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2016
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.85% and the U.S. Prime Lending Rate, or Prime, was 3.50%.
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
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of September 30, 2016, 81.4% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of September 30, 2016, the fair value of securities rehypothecated by BNP was $111,168.
(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2016, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Fee Income
Senior Secured Loans—First Lien
Sunnova Asset Portfolio 5 Holdings, LLC	—	$256,897	$(112,836)	$1,901	$566	$4,821	$151,349	$16,693	$7,356
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	—	$83,014	—	$373	—	$935	$84,322	$1,383	—
Senior Secured Bonds
FourPoint Energy, LLC	$222,069	—	$(55,688)	$1,199	—	$65,194	$232,774	$18,991	—
Equity/Other
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	$46,200	—	—	—	—	$(17,325)	$28,875	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	$8,724	—	—	—	—	$(3,249)	$5,475	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	—	$68,672	—	—	—	$46,010	$114,682	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	—	$55,688	—	—	—	$41,765	$97,453	—	—
Sunnova Energy Corp., Common Equity	—	$25,026	—	—	—	$10,778	$35,804	—	—
Sunnova Energy Corp., Preferred Equity	—	$46,196	$(43,122)	—	$6	$26	$3,106	—	—
Titan Energy Operating, LLC, Common Equity	—	$17,554	—	—	—	$(1,167)	$16,387	—	—
(q)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(r)
Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2016
(in thousands, except share amounts)

(s)
Security is held within EP Altus Investments, LLC, a wholly-owned subsidiary of the Company.
(t)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(u)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(v)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2016.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2016.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security was on non-accrual status as of September 30, 2016.
(aa)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2016, the Company held an investment in one portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an "affiliated person" of and deemed to "control" for the nine months ended September 30, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Fee Income
Senior Secured Loans—First Lien
Lusk Operating LLC	—	$17,289	—	—	—	$(17,037)	$252	—	—
Sunnova Asset Portfolio 5 Holdings, LLC	$244,349	—	$(244,349)	—	—	—	—	—	—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—	—	—
Sunnova Holdings, LLC, Common Equity	$29,561	—	$(29,561)	—	—	—	—	—	—
(bb)
Position or portion thereof unsettled as of September 30, 2016.
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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2016, the Company had eight wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company's annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Offering Costs:    The Company's offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares. Historically, the Company charged offering costs against capital in excess of par value on its consolidated balance sheets. Following discussions with the Staff of the Division of Investment Management of the SEC, the Company determined to change its accounting treatment of offering costs and defer and amortize such costs as an expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2016. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	46,441,062	$343,786	47,279,557	$450,747
Reinvestment of Distributions	19,503,968	132,928	13,030,574	111,606

Total Gross Proceeds	65,945,030	476,714	60,310,131	562,353
Commissions and Dealer Manager Fees	—	(30,047)	—	(39,760)

Net Proceeds to Company	65,945,030	446,667	60,310,131	522,593
Share Repurchase Program	(6,701,687)	(45,151)	(2,122,814)	(18,659)

Net Proceeds from Share Transactions	59,243,343	$401,516	58,187,317	$503,934

Status of Continuous Public Offering

        Since commencing its continuous public offering and through October 25, 2016, the Company sold 444,115,900 common shares (as adjusted for share distributions) for gross proceeds of $4,319,069, including common shares issued under its distribution reinvestment plan. As of October 25, 2016, the Company had raised total gross proceeds of $4,339,273, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the nine months ended September 30, 2016 and 2015, the Company sold 65,945,030 and 60,310,131 common shares for gross proceeds of $476,714 and $562,353, respectively, at an average price per share of $7.23 and $9.32, respectively. The gross proceeds received during the nine months ended September 30, 2016 and 2015 include reinvested shareholder distributions of $132,928 and $111,606, respectively, for which the Company issued 19,503,968 and 13,030,574 common shares, respectively. During the period from October 1, 2016 to October 25, 2016, the Company sold 1,968,410 common shares for gross proceeds of $16,037 at an average price per share of $8.15.

        The proceeds from the issuance of common shares as presented on the Company's unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $30,047 and $39,760 for the nine months ended September 30, 2016 and 2015, respectively.

        Based on and subject to market conditions and the pace of capital raising, the Company expects to close its public offering to new investors in mid to late November 2016.

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

        On October 13, 2016, the Company amended the terms of its share repurchase program, or the amended share repurchase program, which will first be effective for the Company's quarterly repurchase offer for the fourth quarter of 2016. Prior to the amendment of the share repurchase program, the Company offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company's distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company's distribution reinvestment plan is determined by the Company's board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company's board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company's board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days' notice.

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	0.15%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	0.22%	$8.730	$6,258
June 30, 2015	July 1, 2015	955,664	100%	0.28%	$8.820	$8,429
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	$13,938
June 30, 2016	July 6, 2016	1,788,021	100%	0.43%	$7.200	$12,874

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

        On October 5, 2016, the Company repurchased 2,983,921 common shares (representing 100% of common shares tendered for repurchase and 0.69% of the shares outstanding as of such date) at $7.425 per share for aggregate consideration totaling $22,156.

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

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or FS Investments, the Company's sponsor and an affiliate of FS Advisor, providing administrative services to the Company on

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

behalf of FS Advisor. The amount of the reimbursement payable to FS Advisor is the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FS Advisor. The Company's board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

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

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company's organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. These offering costs were offset against capital in excess of par value on the consolidated financial statements and organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company are deferred and amortized as an expense over twelve months (see Note 2).

        The dealer manager for the Company's continuous public offering is FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FS Advisor and FS Investment Solutions, or the dealer manager agreement, FS Investment Solutions is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$20,086	$19,522	$55,725	$57,659
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	—	$9,611	$5,774	$18,968
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,118	$892	$2,885	$3,153
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$950	$840	$3,320	$3,873
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,704	$2,276	$5,822	$7,622

(1)
During the nine months ended September 30, 2016 and 2015, $53,977 and $56,049, respectively, in base management fees were paid to FS Advisor. As of September 30, 2016, $20,086 in base management fees were payable to FS Advisor.

(2)
During the nine months ended September 30, 2016 and 2015, $17,822 and $21,499, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2016, the Company did not have a subordinated incentive fee on income payable to FS Advisor.

(3)
During the nine months ended September 30, 2016 and 2015, $2,784 and $2,940, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $3,201 and $2,979 in administrative services expenses to FS Advisor during the nine months ended September 30, 2016 and 2015, respectively.

(4)
During the nine months ended September 30, 2016 and 2015, the Company incurred offering costs of $3,600 and $7,150, respectively, of which $3,320 and $3,873, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. See Note 2 for a discussion regarding the Company's change in accounting treatment of offering costs.

(5)
Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of October 25, 2016, the Company has issued an aggregate of 5,754,140 common shares (as adjusted for share distributions) for aggregate gross proceeds of $48,311 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to FS Investments' other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, amended and restated as of May 16, 2013, or, the expense reimbursement agreement, FS Investments has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, FS Investments will reimburse the Company quarterly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of the Company's net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company's net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        The Company or FS Investments may terminate the expense reimbursement agreement at any time. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company's conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

        FS Investments is controlled by the Company's chairman, president and chief executive officer, Michael C. Forman, and the Company's vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company's expenses in future quarters.

        As of September 30, 2016, the Company had no reimbursements due from FS Investments and no further amounts remained subject to repayment by the Company to FS Investments in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the nine months ended September 30, 2016 and 2015, FS Benefit Trust purchased $142 and $104, respectively, of the Company's common shares at a purchase price equal to 90% of the public offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250
September 30, 2015	$0.1771	$61,666
Fiscal 2016
March 31, 2016	$0.1771	$66,720
June 30, 2016	$0.1771	$70,788
September 30, 2016	$0.1771	$74,481

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

        In connection with the anticipated closing of the Company's public offering, the Company further amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which will first apply to the reinvestment of cash distributions paid on or after November 30,

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

2016. Prior to the amendment to the distribution reinvestment plan, the Company authorized and declared ordinary cash distributions on a weekly basis and paid such distributions on a monthly basis. On October 3, 2016 and October 26, 2016 the Company's board of trustees declared regular weekly cash distributions for October 2016 and November 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by the Company's board of trustees in the amount of $0.013625 per share. Following the closing of the Company's public offering, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

        The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

        For a period of time following commencement of the Company's continuous public offering, substantial portions of the Company's distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company's distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company's investment performance.

        No portion of the distributions paid during the nine months ended September 30, 2016 or 2015 was funded through the reimbursement of operating expenses by FS Investments. During the nine months ended September 30, 2016 and 2015, the Company did not repay any amounts to FS Investments for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	209,564	99%	161,150	92%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	13,591	8%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	2,425	1%	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$211,989	100%	$174,741	100%

(1)
During the nine months ended September 30, 2016 and 2015, 81.5% and 89.9%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned and 5.0% and 0.1%, respectively, was attributable to non-cash income earned. In addition, 10.6% and 8.2%, respectively, was attributed to paid-in-kind, or PIK, interest and 2.9% and 1.8%, respectively, was attributed to accretion of discount during the nine months ended September 30, 2016 and 2015.

        The Company's net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $198,465 and $164,105, respectively. As of September 30, 2016 and December 31, 2015, the Company had $1,972 and $15,496, respectively, of undistributed ordinary income on a tax basis and distributable income received from a limited partnership interest. During the last twelve months, the Company's distributions exceeded tax-basis net investment income by $7,558. Over the same period, $15,728 of the Company's tax-basis net investment income was generated by fee income, which is generally non-recurring in nature and the full amount of which is recorded as revenue when earned. Excluding fee income from net investment income during the last twelve months, the Company would have had distributions in excess of tax-basis net investment income of $23,286. No portion of the distributions paid during the nine months ended September 30, 2016 or 2015 was funded from offering proceeds or borrowings.

        During the nine months ended September 30, 2016, the Company saw positive developments in its investment portfolio and a subsequent increase in its net asset value. However, certain investments in the portfolio were restructured or experienced defaults due to the recently depressed prices of oil and natural gas, and the Company may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by the Company. As a result, the Company is evaluating the current distribution rate payable on its common shares and there can be no assurance that the Company will be able to maintain a weekly cash distribution amount of $0.013625 per common share (or the quarterly equivalent thereto following the closing of the Company's public offering). FS Advisor will waive its incentive fees and may waive a portion of its management fee through the fourth quarter of 2016 to ensure that no portion of the Company's distributions to shareholders is paid from offering proceeds or borrowings.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount and

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
GAAP-basis net investment income	$175,147	$167,025
Reclassification of unamortized original issue discount and prepayment fees	(3,503)	(9,549)
GAAP vs. tax-basis consolidation of subsidiaries	11,343	6,889
Income subject to tax not recorded for GAAP	14,118	—
Other miscellaneous differences	1,360	(260)

Tax-basis net investment income	$198,465	$164,105

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

        As of September 30, 2016 and December 31, 2015, the components of accumulated earnings (deficit) on a tax basis were as follows:

	September 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income, net of cash received on limited partnership interest	$—	$9,578
Distributable capital gains (accumulated capital losses)(1)	(338,153)	(200,191)
Other temporary differences	74	56
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(327,465)	(831,920)

Total	$(665,544)	$(1,022,477)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term capital losses, as applicable. As of September 30, 2016 and December 31, 2015, the Company had capital loss carryforwards available to offset future capital gains of $338,153 and $200,191, respectively.

(2)
As of September 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $142,743 and $44,089, respectively. As of September 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $470,208 and $876,009, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,079,222 and $3,895,733 as of September 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(327,465) and $(831,920) as of September 30, 2016 and December 31, 2015, respectively.

        As of September 30, 2016 and December 31, 2015, the Company had deferred tax liabilities of $47,450 and $23,252, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and deferred tax assets of $80,945 and $33,224, respectively, resulting from net operating and capital losses of the Company's wholly-owned taxable subsidiaries. As of September 30, 2016 and December 31, 2015, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of $33,495 and $9,972, respectively. For the three and nine months ended September 30, 2015, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$979,233	$881,845	24%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	1,028,900	918,783	24%	1,213,716	923,402	30%
Senior Secured Bonds	402,508	362,919	10%	445,475	323,948	11%
Subordinated Debt	1,026,766	991,910	26%	860,872	579,740	19%
Equity/Other	549,962	592,219	16%	319,274	312,618	10%

Total	$3,987,369	$3,747,676	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of September 30, 2016, except for FourPoint Energy, LLC, in which the Company held a senior secured bond and four equity/other investments, Sunnova Energy Corp., in which the Company held two equity/other investments, Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held a first lien senior secured loan, Titan Energy Operating, LLC, in which the Company held a second lien senior secured loan and an equity/other investment, and Lusk Operating LLC, in which the Company held a first lien senior secured loan and an equity/other investment, the Company was not an "affiliated person" of any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2016, except for Lusk Operating LLC, in which the Company held a first lien senior secured loan and an equity/other investment, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act.

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

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, the Company had two senior secured loan investments with aggregate unfunded commitments of $13,696 and three equity/other investments with aggregate unfunded commitments of $8,924. As of September 30, 2016, these unfunded equity/other investments were BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. As of December 31, 2015, the Company had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,174,721	58%	$1,689,705	55%
Midstream	304,771	8%	215,906	7%
Downstream	49,016	1%	12,195	0%
Power	534,671	15%	519,593	17%
Service & Equipment	684,497	18%	632,099	21%

Total	$3,747,676	100%	$3,069,498	100%

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

        As of September 30, 2016 and December 31, 2015, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$16,387	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,731,289	3,069,498

Total	$3,747,676	$3,069,498

        The Company's investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Seventeen senior secured loan investments, two senior secured bond investments and six subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Twenty-nine of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of September 30, 2016. Except as described above, the Company valued its other investments, including two of its equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

        The following is a reconciliation for the nine months ended September 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498
Accretion of discount (amortization of premium)	3,352	1,528	1,133	4,145	1,356	11,514
Net realized gain (loss)	(18,725)	(72,127)	(10,043)	(95,075)	6	(195,964)
Net change in unrealized appreciation (depreciation)	27,892	180,197	81,938	246,276	50,080	586,383
Purchases	164,903	178,067	44,470	296,960	286,643	971,043
Paid-in-kind interest	11,782	6,526	468	784	4,754	24,314
Sales and redemptions	(237,149)	(298,810)	(78,995)	(40,920)	(79,625)	(735,499)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$881,845	$918,783	$362,919	$991,910	$575,832	$3,731,289

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(464)	$107,781	$18,520	$182,255	$68,922	$377,014

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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at September 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$603,003	Market Comparables	Market Yield (%)	8.0% - 17.8%	11.8%
			Production Multiples (Mboe/d)	$10,500.0 - $12,000.0	$11,156.0
			Proved Reserves Multiples (Mmboe)	$4.3 - $4.8	$4.4
			EBITDA Multiples (x)	4.0x - 4.5x	4.4x
			PV-10 Multiples (x)	1.8x - 1.9x	1.8x
	252	Other(2)	Other(2)	N/A	N/A
	278,590	Market Quotes	Indicative Dealer Quotes	60.0% - 102.8%	88.9%
Senior Secured Loans—Second Lien	520,523	Market Comparables	Market Yield (%)	8.3% - 20.7%	14.3%
	85,000	Other(2)	Other(2)	N/A	N/A
	313,260	Market Quotes	Indicative Dealer Quotes	8.1% - 100.3%	85.2%
Senior Secured Bonds	288,622	Market Comparables	Market Yield (%)	9.0% - 9.5%	9.3%
			Production Multiples (Mboe/d)	$42,500.0 - $47,500.0	$45,000.0
			Proved Reserves Multiples (Mmboe)	$14.3 - $14.8	$14.5
			EBITDA Multiples (x)	6.5x - 7.0x	6.8x
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	74,297	Market Quotes	Indicative Dealer Quotes	36.0% - 108.3%	79.3%
Subordinated Debt	120,904	Market Comparables	Market Yield (%)	8.3% - 15.3%	11.4%
	871,006	Market Quotes	Indicative Dealer Quotes	45.8% - 112.8%	94.6%
Equity/Other	487,595	Market Comparables	EBITDA Multiples (x)	6.8x - 18.0x	10.3x
			Production Multiples (Mboe/d)	$37,500.0 - $97,072.0	$43,775.6
			Proved Reserves Multiples (Mmboe)	$6.5 - $16.0	$8.4
			PV-10 Multiples (x)	0.3x - 3.0x	0.9x
			Capacity Multiple ($/kW)	$1,750.0 - $2,250.0	$2,000.0
			Undeveloped Acreage Multiple ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
		Discounted Cash Flow	Discount Rate (%)	9.3% - 25.0%	23.8%
	57,713	Other(2)	Other(2)	N/A	N/A
	30,524	Market Quotes	Indicative Dealer Quotes	$6.8 - $10.3	$8.4

Total	$3,731,289

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

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$670,131	Market Comparables	Market Yield (%)	8.5% - 19.0%	13.0%
			Production Multiples (Mboe/d)	$95,000.0 - $100,000.0	$97,500.0
			Proved Reserves Multiples (Mmboe)	$7.8 - $8.3	$8.0
			PV-10 Multiples (x)	0.4x - 0.4x	0.4x
	259,659	Market Quotes	Indicative Dealer Quotes	46.5% - 100.3%	77.8%
Senior Secured Loans— Second Lien	632,912	Market Comparables	Market Yield (%)	9.3% - 19.9%	14.8%
	290,490	Market Quotes	Indicative Dealer Quotes	1.8% - 96.0%	73.1%
Senior Secured Bonds	274,173	Market Comparables	Market Yield (%)	14.0% - 16.5%	14.6%
	49,775	Market Quotes	Indicative Dealer Quotes	14.0% - 96.8%	65.0%
Subordinated Debt	64,875	Market Comparables	Market Yield (%)	17.3% - 17.8%	17.5%
	508,593	Market Quotes	Indicative Dealer Quotes	19.9% - 99.0%	73.2%
	6,272	Other(2)	Other(2)	N/A	N/A
Equity/Other	284,300	Market Comparables	Market Yield (%)	13.0% - 14.0%	13.5%
			EBITDA Multiples (x)	5.0x - 14.3x	9.9x
			Production Multiples (Mboe/d)	$50,000.0 - $100,000.0	$56,271.9
			Proved Reserves Multiples (Mmboe)	$7.8 - $14.0	$9.0
			PV-10 Multiples (x)	0.4x - 1.0x	0.5x
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	12.0% - 31.3%	30.1%
	28,318	Other(2)	Other(2)	N/A	N/A

Total	$3,069,498

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

        The following tables present a summary of information with respect to the Company's outstanding financing arrangements as of September 30, 2016 and December 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

	As of September 30, 2016 (Unaudited)
Facility	Type of Arrangement	Rate	Amount Outstanding		Amount Available		Maturity Date
Barclays Facility	Revolving	L+3.25%	—		$100,000		May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%	$113,737		$186,263		June 27, 2017(1)
Deutsche Bank Credit Facility	Revolving	L+2.05%(2)	$200,000		$115,000		June 11, 2017
Fortress Facility	Term	L+5.00%(3)	$89,600		$65,400		November 6, 2020
Goldman Facility	Repurchase	L+3.38%(4)	$325,000		—		September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$51,435		—		July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$85,100	(5)	$39,900	(5)	September 9, 2019(6)

(1)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(3)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%

(4)
Before September 21, 2016, borrowings under the Goldman facility accrued interest at a rate equal to LIBOR, plus 2.75% per annum. Beginning on September 21, 2016, borrowings under the Goldman facility accrue interest at a rate equal to LIBOR plus 3.38% per annum.

(5)
On October 13, 2016, the maximum commitment under the Wells Fargo credit facility was reduced to $60,000.

(6)
On October 13, 2016, the Wells Fargo credit facility was amended to shorten the maturity date from September 9, 2019 to September 9, 2018.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $936,542 and 3.49%, respectively. As of September 30, 2016, the Company's weighted average effective interest rate on borrowings was 3.53%.

	As of December 31, 2015
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

        As of September 30, 2016, no amount was outstanding under the Barclays facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $283 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the facility. As of September 30, 2016, $273 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2016, the components of total interest expense for the Barclays facility were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Non-usage fees	$97	$142
Amortization of deferred financing costs	8	10

Total interest expense	$105	$152

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

        As of September 30, 2016 and December 31, 2015, $113,737 was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of September 30, 2016, all of the deferred financing costs had been amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$548	$798	$1,547	$2,334
Non-usage fees	262	111	779	324
Amortization of deferred financing costs	—	—	—	76

Total interest expense	$810	$909	$2,326	$2,734

        For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$2,341	$2,662
Average borrowings under the facility	$113,737	$222,280
Effective interest rate on borrowings	1.95%	1.43%
Weighted average interest rate (including the effect of non-usage fees)	2.69%	1.59%

(1)
Interest under the BNP facility is paid monthly in arrears.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the nine months ended September 30, 2016 and 2015, Berwyn Funding received a fee of $0 and $1, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of September 30, 2016 and December 31, 2015, the fair value of those securities rehypothecated by BNP was $111,168 and $108,340, respectively.

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

        As of September 30, 2016 and December 31, 2015, no amounts remained outstanding under the Citibank credit facility. The carrying amount outstanding under the facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility.

        For the nine months ended September 30, 2015, the components of total interest expense for the Citibank credit facility were as follows:

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

        During the period from June 24, 2011 to June 10, 2016, interest on borrowings under the Deutsche Bank credit facility accrued at a rate equal to LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 1.80% per annum. Beginning June 11, 2016, interest on borrowings under the Deutsche Bank credit facility is based on LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 2.05% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2017.

        As of September 30, 2016 and December 31, 2015, $200,000 and $280,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $4,443 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $763 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$1,389	$1,495	$4,257	$4,383
Non-usage fees	220	115	614	341
Amortization of deferred financing costs	276	297	869	737

Total interest expense	$1,885	$1,907	$5,740	$5,461

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$4,941	$4,702
Average borrowings under the facility	$222,190	$280,000
Effective interest rate on borrowings	2.71%	2.09%
Weighted average interest rate (including the effect of non-usage fees)	2.88%	2.25%

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

        As of September 30, 2016 and December 31, 2015, $89,600 was outstanding under the Fortress facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $1,342 in connection with obtaining and amending the Fortress facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $1,113 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and nine months ended September 30, 2016, the components of total interest expense for the Fortress facility were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Direct interest expense	$1,316	$3,924
Non-usage fees	179	556
Amortization of deferred financing costs	68	202

Total interest expense	$1,563	$4,682

        For the nine months ended September 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

Nine Months Ended September 30, 2016
Cash paid for interest expense(1)	$3,580
Average borrowings under the facility	$89,600
Effective interest rate on borrowings	5.75%
Weighted average interest rate (including the effect of non-usage fees)	6.57%

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

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of September 30, 2016, the fair value of assets held by Gladwyne Funding was $802,936, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the Second Supplemental Indenture dated as of September 21, 2016, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of September 30, 2016, Strafford Funding had

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility (as defined below).

        Strafford Funding, in turn, entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, as supplemented by the second amended and restated master confirmation dated as of September 21, 2016, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of September 30, 2016, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes available to be purchased under the Goldman facility, for a total purchase price equal to $325,000.

        Strafford Funding will repurchase the Notes sold to Goldman under the Goldman facility no later than September 15, 2018. The repurchase price paid by Strafford Funding to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Through March 15, 2015, financing fees accrued on the greater of $225,000 or the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees accrue on $325,000 (even in prior periods when the aggregate purchase price paid for Notes purchased by Goldman was less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility.

        If the Goldman facility is accelerated prior to September 15, 2018 due to an event of default or the failure of Gladwyne Funding to commit to sell any underlying assets that become defaulted obligations within 30 days and thereafter to use commercially reasonable efforts to sell any such defaulted obligations, then Strafford Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman through September 15, 2018 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 3.38% per annum for the relevant period.

        Goldman may require Strafford Funding to post cash collateral if the market value of the Notes (measured by reference to the market value of Gladwyne Funding's portfolio of assets) declines and is less than the required margin amount under the Goldman facility. In such event, in order to satisfy any such margin-posting requirements, Strafford Funding has the option to borrow funds from the Company pursuant to an uncommitted revolving credit agreement, dated as of September 11, 2014, and amended and restated on September 21, 2016, between Strafford Funding, as borrower, and the Company, as lender, or the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $325,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

        As of September 30, 2016, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $325,000. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of September 30, 2016, Strafford Funding's liability under the Goldman facility was $325,000, plus $543 of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $123 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$2,879	$2,521	$8,384	$6,876
Amortization of deferred financing costs	33	32	97	96

Total interest expense	$2,912	$2,553	$8,481	$6,972

        For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$8,316	$6,882
Average borrowings under the facility	$324,985	$226,639
Effective interest rate on borrowings	4.03%	3.04%
Weighted average interest rate	3.39%	4.05%

(1)
Interest under the Goldman facility is paid quarterly in arrears.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the nine months ended September 30, 2016, the Company repaid $40,738 of outstanding borrowings under the facility.

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

        As of September 30, 2016 and December 31, 2015, $51,435 and $92,173, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $605 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$460	$650	$1,783	$2,411
Amortization of deferred financing costs	262	263	781	520

Total interest expense	$722	$913	$2,564	$2,931

        For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$1,881	$2,557
Average borrowings under the facility	$78,700	$123,964
Effective interest rate on borrowings	3.32%	2.59%
Weighted average interest rate	2.98%	2.62%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

        Borrowings of Energy Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility originally provided for borrowings in an aggregate principal amount up to $200,000 on a committed basis, subject to Wayne Funding's option to reduce the commitment amount as provided in the Wells Fargo credit facility. Wayne Funding elected to reduce the commitment amount on February 23, 2016 to $125,000. On October 13, 2016, the Wells Fargo credit facility was further amended to (1) reduce the maximum commitment from $125,000 to $60,000; (2) shorten the maturity date from September 9, 2019 to September 9, 2018; and (3) eliminate the non-usage fee.

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

        Borrowings under the Wells Fargo credit facility accrue interest at a rate equal to three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period. During the period beginning October 10, 2014 through June 5, 2015, Wayne Funding was subject to a non-usage fee of 0.50% per annum on the unborrowed principal amount available under the Wells Fargo credit facility. Beginning June 6, 2015 and through October 12, 2016, the non-usage fee was equal to the sum of (a) 0.50% per annum on the first $40,000 of unborrowed principal amount available under the Wells Fargo credit facility and (b) 2.00% on any unborrowed principal amount available under the facility in excess of $40,000. Any amounts borrowed under the Wells Fargo credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2018. Borrowings under the Wells Fargo credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wayne Funding varies depending upon the types of assets in Wayne Funding's portfolio.

        As of September 30, 2016 and December 31, 2015, $85,100 and $140,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $1,554 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$740	$981	$2,690	$2,835
Non-usage fees	51	230	169	422
Amortization of deferred financing costs	133	134	396	395

Total interest expense	$924	$1,345	$3,255	$3,652

        For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$3,008	$3,169
Average borrowings under the facility	$107,330	$126,062
Effective interest rate on borrowings	3.47%	2.92%
Weighted average interest rate (including the effect of non-usage fees)	3.50%	3.44%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$6.50	$8.57
Results of operations(2)
Net investment income (loss)	0.44	0.67
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	0.97	(2.18)

Net increase (decrease) in net assets resulting from operations	1.41	(1.51)

Shareholder distributions(3)
Distributions from net investment income	(0.53)	(0.67)
Distributions from net realized gain on investments	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.53)	(0.71)

Capital share transactions
Issuance of common shares(4)	—	0.18
Repurchases of common shares(5)	—	—
Other	(0.03)	—
Offering costs(2)	—	(0.03)

Net increase (decrease) in net assets resulting from capital share transactions	(0.03)	0.15

Net asset value, end of period	$7.35	$6.50

Shares outstanding, end of period	431,453,607	372,210,264

Total return(6)	22.23%	(17.34)%

Total return (without assuming reinvestment of distributions)(7)	21.23%	(15.87)%

Ratio/Supplemental Data:
Net assets, end of period	$3,171,799	$2,417,861

Ratio of net investment income to average net assets(8)	6.51%	8.31%
Ratio of total expenses to average net assets(8)	3.74%	5.55%
Portfolio turnover(9)	22.51%	22.70%
Total amount of senior securities outstanding, exclusive of treasury securities	$864,872	$1,040,494
Asset coverage per unit(10)	4.67	3.32

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous public offering and pursuant to the Company's distribution reinvestment plan. The issuance of common shares at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during the nine months ended September 30, 2016.

(5)
The per share impact of the Company's repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each period.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (Continued)

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company's distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and do not represent an actual return to shareholders. The total return for the year ended December 31, 2015 was unaudited.

(7)
The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company's common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company's future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and do not represent an actual return to shareholders.

(8)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2016 are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2016 and year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	0.21%	1.13%
Ratio of interest expense to average net assets	1.01%	1.12%
Ratio of offering costs to average net assets	0.05%	—
Ratio of income and excise taxes to average net assets	0.00%	0.01%
(9)
Portfolio turnover for the nine months ended September 30, 2016 is not annualized.

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, amended and restated as of May 16, 2013, or the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to shareholders. Under those circumstances, FS Investments will not reimburse us for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, FS Investments will reimburse us quarterly for expenses in an amount equal to the difference between our cumulative distributions paid to our shareholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by us to our shareholders; provided, however, that (i) we will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to our common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to our common shares represented by "other operating expenses" during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) we will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. We are not obligated to pay interest on the payments we receive from FS Investments. "Other operating expenses" means our total "operating expenses" (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

        We or FS Investments may terminate the expense reimbursement agreement at any time. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

        FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

        As of September 30, 2016, we had no reimbursements due from FS Investments and no further amounts remained subject to repayment by us to FS Investments in the future.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015

        During the nine months ended September 30, 2016, we made investments in portfolio companies totaling $988,597. During the same period, we sold investments for proceeds of $361,229 and received principal repayments of $374,270. As of September 30, 2016, our investment portfolio, with a total fair value of $3,747,676 (24% in first lien senior secured loans, 24% in second lien senior secured loans, 10% in senior secured bonds, 26% in subordinated debt and 16% in equity/other), consisted of interests in 86 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $317.0 million. As of September 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.2% of par value, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.6% based upon the amortized cost of our investments.

        Based on our regular weekly cash distribution rate of $0.013625 per share as of September 30, 2016 and our public offering price of $8.25 per share as of such date, the annualized distribution rate to shareholders as of September 30, 2016 was 8.59%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2016:

Net Investment Activity	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Purchases	$363,309	$988,597
Sales and Redemptions	(260,320)	(735,499)

Net Portfolio Activity	$102,989	$253,098

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$39,931	11%	$164,903	17%
Senior Secured Loans—Second Lien	151,314	42%	178,067	18%
Senior Secured Bonds	—	—	44,470	4%
Subordinated Debt	122,527	34%	296,960	30%
Equity/Other	49,537	13%	304,197	31%

Total	$363,309	100%	$988,597	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$979,233	$881,845	24%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	1,028,900	918,783	24%	1,213,716	923,402	30%
Senior Secured Bonds	402,508	362,919	10%	445,475	323,948	11%
Subordinated Debt	1,026,766	991,910	26%	860,872	579,740	19%
Equity/Other	549,962	592,219	16%	319,274	312,618	10%

Total	$3,987,369	$3,747,676	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Number of Portfolio Companies	86	90
% Variable Rate (based on fair value)	45.9%	50.9%
% Fixed Rate (based on fair value)	38.3%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	4.9%	5.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.9%	4.3%
Average Annual EBITDA of Portfolio Companies	$316,984	$244,789
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.2%	98.4%
% of Investments on Non-Accrual (based on fair value)	4.5%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.6%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%	9.8%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2016:

New Direct Originations	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total Commitments (including unfunded commitments)	$220,553	$558,606
Exited Investments (including partial paydowns)	(276,987)	(604,978)

Net Direct Originations	$(56,434)	$(46,372)

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$—	—	$66,495	12%
Senior Secured Loans—Second Lien	202,375	92%	202,375	36%
Subordinated Debt	—	—	40,000	7%
Equity/Other	18,178	8%	249,736	45%

Total	$220,553	100%	$558,606	100%

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Average New Direct Origination Commitment Amount	$55,138	$42,970
Weighted Average Maturity for New Direct Originations	8/10/20	11/22/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	14.6%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	15.9%	13.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.1%	9.6%

        The following table presents certain selected information regarding our direct originations as of September 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations held in Portfolio	September 30, 2016	December 31, 2015
Number of Portfolio Companies	28	27
Average Annual EBITDA of Portfolio Companies	$74,526	$82,111
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.5x	4.8x
% of Investments on Non-Accrual (based on fair value)	6.8%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.6%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.5%	10.9%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,191,610	58%	$1,975,269	64%
Opportunistic	819,972	22%	567,149	19%
Broadly Syndicated/Other	736,094	20%	527,080	17%

Total	$3,747,676	100%	$3,069,498	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,174,721	58%	$1,689,705	55%
Midstream	304,771	8%	215,906	7%
Downstream	49,016	1%	12,195	0%
Power	534,671	15%	519,593	17%
Service & Equipment	684,497	18%	632,099	21%

Total	$3,747,676	100%	$3,069,498	100%

        As of September 30, 2016, except for FourPoint Energy, LLC, in which we held a senior secured bond and four equity/other investments, Sunnova Energy Corp., in which we held two equity/other investments, Sunnova Asset Portfolio 5 Holdings, LLC, in which we held a first lien senior secured loan, Titan Energy Operating, LLC, in which we held a second lien senior secured loan and an equity/other investment, and Lusk Operating LLC, in which we held a first lien senior secured loan and an equity/other investment, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2016, except for Lusk Operating LLC, in which we held a first lien senior secured loan and an equity/other investment, we did not "control" any of our portfolio companies, as defined in the 1940 Act.

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

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, we had two senior secured loan investments with aggregate unfunded commitments of $13,696 and three equity/other investments with aggregate unfunded commitments of $8,924. As of September 30, 2016, these unfunded equity/other investments were BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. As of December 31, 2015, we had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$264,816	7%	$159,204	5%
2	1,896,839	51%	1,340,637	44%
3	1,367,160	37%	1,288,144	42%
4	55,848	1%	203,084	7%
5	163,013	4%	78,429	2%

Total	$3,747,676	100%	$3,069,498	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. As of September 30, 2016, 37% of our portfolio consisted of investments with an investment rating of three, 1% of our portfolio consisted of investments with an investment rating of four and 4% of our portfolio consisted of investments with an investment rating of five, in each case, based on fair value.

Results of Operations

        After briefly rising above $52 per barrel in June, oil prices remained largely range-bound between $40 per barrel and $50 per barrel through August and September 2016, generally helping energy high yield bonds and energy senior secured loans to build on the momentum sustained through the second quarter. The "spread-to-worst" of the Bank of America Merrill Lynch High Yield Energy Index, or the Energy Index, which measures the difference from the Energy Index's worst performing security to Treasuries, tightened over the quarter ended September 30, 2016 from 834 basis points as of June 30, 2016 to 643 basis points as of September 30, 2016. Overall, the Energy Index ended the third quarter of 2016 with a yield-to-worst of 7.67% after reaching levels earlier in the year not seen since November 2008.

        West Texas Intermediate (WTI) crude prices, which began the year at $36.76 per barrel, reached an eleven month high on June 8, 2016 and ended at $48.24 per barrel as of September 30, 2016. The average par weighted price of the Energy Index began the year at $64.89, reached a year-to-date low of $52.17 on February 11, 2016 and significantly rebounded to $92.53 as of September 30, 2016. Rising asset prices resulted in unrealized appreciation on investments during the quarter ended September 30, 2016. Since September 30, 2016, OPEC's agreement in principle to cut production continued to push oil prices higher, though details of the arrangement were largely left to its next meeting in late November 2016.

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

        We generated investment income of $89,382 and $98,758 for the three months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $75,249 and $90,073 of cash income earned as well as $14,133 and $8,685 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

        The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn will increase to the extent the size of our investment portfolio increases and as the proportion of directly originated investments in our portfolio increases.

        During the three months ended September 30, 2016 and 2015, we generated $2,624 and $10,777 of fee income, which represented 2.9% and 10.9%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income during the three months ended September 30, 2016 compared to three months ended September 30, 2015 was primarily due to the prepayment of several large investments during the three months ended September 30, 2015.

Expenses

        Our total expenses were $33,651 and $40,122 for the three months ended September 30, 2016 and 2015, respectively. Our expenses include base management fees attributed to FS Advisor of $20,086 and

$19,522 for the three months ended September 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $1,118 and $892 for the three months ended September 30, 2016 and 2015, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. We did not accrue any subordinated incentive fee on income during the three months ended September 30, 2016. During the three months ended September 30, 2015, we accrued a subordinated incentive fee on income of $9,611. During the three months ended September 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $8,921 and $7,627 for the three months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended September 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $384 and $361, respectively, and fees and expenses incurred with our share transfer agent totaled $750 and $767, respectively. Fees for our board of trustees were $245 and $246 for the three months ended September 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $755 and $0 for the three months ended September 30, 2016 and 2015, respectively.

        Our other general and administrative expenses totaled $1,370 and $1,020 for the three months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$114	$54
Legal fees	132	221
Printing fees	727	225
Insurance expense	56	80
Other	341	440

Total	$1,370	$1,020

        During the three months ended September 30, 2016 and 2015, the ratio of our total expenses to our average net assets was 1.10% and 1.42%, respectively. During the three months ended September 30, 2016 and 2015, our ratio of total expenses to average net assets included $8,921 and $7,627, respectively, related to interest expense, $0 and $9,611, respectively, related to accruals for incentive fees, $755 and $0, respectively, related to amortization of deferred offering costs and $22 and $76, respectively, related to accruals for income taxes. Without such expenses, our ratio of expenses to average net assets would have been 0.78% and 0.81% for the three months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $55,731 ($0.13 per share) and $58,636 ($0.17 per share) for the three months ended September 30, 2016 and 2015, respectively. The decrease in net investment income on a per share basis can be attributed primarily to a decrease in fee income, a decrease in investment income resulting from the restructuring of certain investments in the portfolio, an increase in the percentage of non-income producing equity securities held in the portfolio and an increase in the percentage of income producing assets on non-accrual held in the portfolio.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $10,159 and $250,161, respectively, during the three months ended September 30, 2016, from which we realized a net loss of $119,886. We sold investments and received principal repayments of $155,343 and $87,424, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $100,813. We realized a net loss of $63 from settlements on foreign currency during the three months ended September 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended September 30, 2016 and 2015, the net change in unrealized appreciation (depreciation) on investments totaled $210,483 and $(239,783), respectively, and the net change in unrealized gain (loss) on foreign currency was $(2) and $59, respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our anchor order and broadly syndicated investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2015 was primarily driven by increased volatility and a general widening of credit spreads in the Energy high yield and leveraged loan markets and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended September 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $146,326 ($0.35 per share) and $(281,964) ($(0.81) per share), respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues

        We generated investment income of $275,618 and $276,755 for the nine months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $242,463 and $252,509 of cash income earned as well as $33,155 and $24,246 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the nine months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

        The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn will increase to the extent the size of our investment portfolio increases and as the proportion of directly originated investments in our portfolio increases.

        During the nine months ended September 30, 2016 and 2015, we generated $12,607 and $24,422 of fee income, which represented 4.6% and 8.8%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income during the nine months ended September 30, 2016 compared to nine months ended September 30, 2015 was primarily due to the prepayment of several large investments during the nine months ended September 30, 2015.

Expenses

        Our total expenses were $100,471 and $109,730 for the nine months ended September 30, 2016 and 2015, respectively. Our expenses include base management fees attributed to FS Advisor of $55,725 and $57,659 for the nine months ended September 30, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $2,885 and $3,153 for the nine months ended September 30, 2016 and 2015, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $5,774 and

$18,968, respectively. During the nine months ended September 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $27,200 and $22,351 for the nine months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $994 and $1,082, respectively, and fees and expenses incurred with our share transfer agent totaled $2,134 and $2,199, respectively. Fees for our board of trustees were $757 and $736 for the nine months ended September 30, 2016 and 2015, respectively. Amortization of our deferred offering costs was $1,378 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

        Our other general and administrative expenses totaled $3,523 and $3,348 for the nine months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$360	$426
Compensation of our chief compliance officer(1)	—	10
Legal fees	516	565
Printing fees	1,527	865
Insurance expense	174	232
Other	946	1,250

Total	$3,523	$3,348

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and will not receive any direct compensation from us in this capacity.

        During the nine months ended September 30, 2016 and 2015, the ratio of our total expenses to our average net assets was 3.74% and 3.96%, respectively. During the nine months ended September 30, 2016 and 2015, our ratio of total expenses to average net assets included $27,200 and $22,351, respectively, related to interest expense, $5,774 and $18,968, respectively, related to accruals for incentive fees, $1,378 and $0, respectively, related to amortization of deferred offering costs and $101 and $234, respectively, related to accruals for income taxes. Without such expenses, our ratio of expenses to average net assets would have been 2.46% and 2.46% for the nine months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $175,147 ($0.44 per share) and $167,025 ($0.51 per share) for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net investment income on a per share basis can be attributed primarily to a decrease in fee income, a decrease in investment income resulting from the restructuring of certain investments in the portfolio, an increase in the percentage of non-income producing equity securities held in the portfolio and an increase in the percentage of income producing assets on non-accrual held in the portfolio.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $361,229 and $374,270, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of $195,964. We sold investments and received principal repayments of $442,341 and $180,506, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $159,323. We realized a net loss of $210 from settlements on foreign currency during the nine months ended September 30, 2015.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the nine months ended September 30, 2016 and 2015, the net change in unrealized appreciation (depreciation) on investments totaled $585,216 and $(171,393), respectively, and the net change in unrealized gain (loss) on foreign currency was $12 and $(82), respectively. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our directly originated and anchor order investments. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2015 was primarily driven by a general widening of credit spreads in Energy markets and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the nine months ended September 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $564,411 ($1.41 per share) and $(163,983) ($(0.50) per share), respectively.

Financial Condition, Liquidity and Capital Resources

        Based on and subject to market conditions and the pace of capital raising, we expect to close our public offering to new investors in mid to late November 2016. Improving energy market conditions since the middle of February 2016 through September 30, 2016, have led to positive developments in the portfolio and a subsequent increase in our net asset value per common share. However, certain investments in the portfolio were restructured or experienced defaults due to the recently depressed prices of oil and natural gas, and we may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a weekly cash distribution amount of $0.013625 per common share (or the quarterly equivalent thereto following the closing of our public offering). FS Advisor will waive its incentive fees and may waive a portion of its management fee through the fourth quarter of 2016 to ensure that no portion of our distributions to shareholders is paid from offering proceeds or borrowings.

Overview

        As of September 30, 2016, we had $271,317 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $506,563 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of September 30, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2016, we had two senior secured loan investments with aggregate unfunded commitments of $13,696 and three equity/other investments with aggregate unfunded commitments of $8,924. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        During the nine months ended September 30, 2016, we sold 65,945,030 common shares for gross proceeds of $476,714 at an average price per share of $7.23. The gross proceeds received during the nine months ended September 30, 2016 include reinvested shareholder distributions of $132,928, for which we issued 19,503,968 common shares. The sales commissions and dealer manager fees related to the sale of our common shares were $30,047 for the nine months ended September 30, 2016. These sales commissions and fees include $5,822 retained by the dealer manager, FS Investment Solutions, which is one of our affiliates.

        Since commencing our continuous public offering and through October 25, 2016, we sold 444,115,900 common shares (as adjusted for share distributions) for gross proceeds of $4,319,069, including common shares issued under our distribution reinvestment plan. As of October 25, 2016, we have raised total gross proceeds of $4,339,273, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

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

        On October 13, 2016, we amended the terms of our share repurchase program, or the amended share repurchase program, which will first be effective for our quarterly repurchase offer for the fourth quarter of 2016. Prior to the amendment of the share repurchase program, we offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under our distribution reinvestment plan is determined by our board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by our board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date.

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the nine months ended September 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	0.15%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	0.22%	$8.730	$6,258
June 30, 2015	July 1, 2015	955,664	100%	0.28%	$8.820	$8,429
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	$13,938
June 30, 2016	July 6, 2016	1,788,021	100%	0.43%	$7.200	$12,874

        On October 5, 2016, we repurchased 2,983,921 common shares (representing 100% of common shares tendered for repurchase and 0.69% of the shares outstanding as of such date) at $7.425 per share for aggregate consideration totaling $22,156.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2016:

Facility	Type of Arrangement	Rate	Amount Outstanding		Amount Available		Maturity Date
Barclays Facility	Revolving	L+3.25%	—		$100,000		May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%	$113,737		$186,263		June 27, 2017(1)
Deutsche Bank Credit Facility	Revolving	L+2.05%(2)	$200,000		$115,000		June 11, 2017
Fortress Facility	Term	L+5.00%(3)	$89,600		$65,400		November 6, 2020
Goldman Facility	Repurchase	L+3.38%(4)	$325,000		—		September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$51,435		—		July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$85,100	(5)	$39,900	(5)	September 9, 2019(6)

(1)
The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to LIBOR plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(3)
As described in Note 8, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(4)
Before September 21, 2016, borrowings under the Goldman facility accrued interest at a rate equal to LIBOR plus 2.75% per annum. Beginning on September 21, 2016, borrowings under the Goldman facility accrue interest at a rate equal to LIBOR plus 3.38% per annum.

(5)
On October 13, 2016, the maximum commitment under the Wells Fargo credit facility was reduced to $60,000.

(6)
On October 13, 2016, the Wells Fargo credit facility was amended to shorten the maturity date from September 9, 2019 to September 9, 2018.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $936,542 and 3.49%, respectively. As of September 30, 2016, our weighted average effective interest rate on borrowings was 3.53%.

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

        We authorize and declare ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis, in each case subject to our board of trustees' discretion and applicable legal restrictions. Following the closing of our public offering, we will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date we accept such shareholder's subscription for our common shares. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1771	$54,825
June 30, 2015	$0.1771	$58,250
September 30, 2015	$0.1771	$61,666
Fiscal 2016
March 31, 2016	$0.1771	$66,720
June 30, 2016	$0.1771	$70,788
September 30, 2016	$0.1771	$74,481

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

        In connection with the anticipated closing of our public offering, we have further amended and restated our distribution reinvestment plan, or the amended distribution reinvestment plan, which will first apply to the reinvestment of cash distributions paid on or after November 30, 2016. Prior to the amendment to the distribution reinvestment plan, we authorized and declared ordinary cash distributions on a weekly basis and paid such distributions on a monthly basis. On October 3, 2016 and October 26, 2016 our board of trustees declared regular weekly cash distributions for October 2016 and November 2016, respectively. These distributions have been or will be paid monthly to shareholders of record as of weekly record dates previously determined by our board of trustees in the amount of $0.013625 per share. Following the closing of our public offering, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        We may fund our cash distributions to shareholders from any sources of funds legally available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. We have not established limits on the amount of funds we may use from available sources to make distributions.

        For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FS Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to shareholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance.

        No portion of the distributions paid during the nine months ended September 30, 2016 or 2015 was funded through the reimbursement of operating expenses by FS Investments. During the nine months ended September 30, 2016 and 2015, we did not repay any amounts to FS Investments for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	209,564	99%	161,150	92%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	13,591	8%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of limited partnership interest	2,425	1%	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$211,989	100%	$174,741	100%

(1)
During the nine months ended September 30, 2016 and 2015, 81.5% and 89.9%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned and 5.0% and 0.1%, respectively, was attributable to non-cash income earned. In addition, 10.6% and 8.2%, respectively, was attributed to paid-in-kind, or PIK, interest and 2.9% and 1.8%, respectively, was attributed to accretion of discount during the nine months ended September 30, 2016 and 2015.

        Our net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $198,465 and $164,105, respectively. As of September 30, 2016 and December 31, 2015, we had $1,972 and $15,496, respectively, of undistributed ordinary income on a tax basis and distributable income received from a limited partnership interest. During the last twelve months, our distributions exceeded tax-basis net investment income by $7,558. In addition, $15,728 of our tax-basis net investment income was generated by fee income, which is generally non-recurring in nature and the full amount of which is recorded as revenue when earned. Excluding fee income from net investment income during the last twelve months, we would have had distributions in excess of tax-basis net investment income of $23,286. No portion of the distributions paid during the nine months ended September 30, 2016 or 2015 was funded from offering proceeds or borrowings.

        During the nine months ended September 30, 2016, we saw positive developments in our investment portfolio and a subsequent increase in our net asset value. However, certain investments in the portfolio were restructured or experienced defaults due to the recently depressed prices of oil and natural gas, and we may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a weekly cash distribution amount of $0.013625 per common share (or the quarterly equivalent thereto following the closing of our public offering). FS Advisor will waive its incentive fees and may waive a portion of its management fee through the fourth quarter of 2016 to ensure that no portion of our distributions to shareholders is paid from offering proceeds or borrowings.

        See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2016 and 2015, the components of accumulated earnings on a tax basis and deferred taxes as of September 30, 2016 and December 31, 2015.

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

        Our investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Seventeen senior secured loan investments, two senior secured bond investments and six subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Twenty-nine of our equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of September 30, 2016. Except as described above, we valued our other investments, including two of our equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2016 and 2015.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Barclays facility, the Deutsche Bank credit facility, the Fortress facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at September 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$113,737	$113,737	—	—	—
Deutsche Bank Credit Facility(2)	$200,000	$200,000	—	—	—
Fortress Facility(3)	$89,600	—	—	$89,600	—
Goldman Facility(4)	$325,000	—	$325,000	—	—
Natixis Credit Facility(5)	$51,435	—	—	—	$51,435
Wells Fargo Credit Facility(6)	$85,100	—	$85,100	—	—

(1)
At September 30, 2016, $186,263 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At September 30, 2016, $115,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2017.

(3)
At September 30, 2016, $65,400 remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At September 30, 2016, no amounts remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2018.

(5)
At September 30, 2016, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(6)
At September 30, 2016, $39,900 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2018, as amended.

        As of September 30, 2016, no amounts were outstanding under the Barclays facility.

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

        The dealer manager for our continuous public offering is FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS Investment Solutions, FS Investment Solutions is entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers and financial representatives.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$20,086	$19,522	$55,725	$57,659
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	—	$9,611	$5,774	$18,968
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,118	$892	$2,885	$3,153
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	$950	$840	$3,320	$3,873
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	$1,704	$2,276	$5,822	$7,622

(1)
During the nine months ended September 30, 2016 and 2015, $53,977 and $56,049, respectively, in base management fees were paid to FS Advisor. As of September 30, 2016, $20,086 in base management fees were payable to FS Advisor.

(2)
During the nine months ended September 30, 2016 and 2015, $17,822 and $21,499, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2016, we did not have a subordinated incentive fee on income payable to FS Advisor.

(3)
During the nine months ended September 30, 2016 and 2015, $2,784 and $2,940, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $3,201 and $2,979 in administrative services expenses to FS Advisor during the nine months ended September 30, 2016 and 2015, respectively.

(4)
During the nine months ended September 30, 2016 and 2015, we incurred offering costs of $3,600 and $7,150, respectively, of which $3,320 and $3,873, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares. See Note 2 to our unaudited consolidated financial statements included herein for a discussion regarding our change in accounting treatment of offering costs.

(5)
Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

        See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Advisor, capital contributions by FS Advisor and GSO, potential conflicts of interest, our exemptive relief order, our expense reimbursement arrangement with FS Investments and FS Benefit Trust's purchases of our common shares.

Recent Developments

        During the period from October 1, 2016 to October 25, 2016, we sold 1,968,410 common shares for gross proceeds of $16,037 at an average price per share of $8.15.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 45.9% of our portfolio investments (based on fair value) paid variable interest rates, 38.3% paid fixed interest rates, 4.9% were income producing equity or other investments and the remainder (10.9%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

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

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 85 basis points	$—	$(7,342)	$7,342	2.4%
No change	—	—	—	—
Up 100 basis points	11,087	8,638	2,449	0.8%
Up 300 basis points	46,015	25,913	20,102	6.6%
Up 500 basis points	81,431	43,189	38,242	12.5%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2016 and 2015, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended September 30, 2016 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	1,788,021	$7.20	1,788,021	(1)
August 1 to August 31, 2016	—	—	—	—
September 1 to September 30, 2016	—	—	—	—

Total	1,788,021	$7.20	1,788,021	(1)

(1)
The maximum number of common shares available for repurchase on July 1, 2016 was 8,446,996. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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
4.2
Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 17, 2016.)
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
10.4
Dealer Manager Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC) (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5
Form of Follow-On Dealer Manager Agreement by and among FS Energy and Power Fund, FS Investment Advisor, LLC and FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC) (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-184407) filed on May 10, 2013.)
10.6
2014 Follow-On Dealer Manager Agreement, dated as of January 7, 2015, by and among FS Energy and Power Fund, FS Investment Advisor, LLC and FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC) (Incorporated by reference to Exhibit (h)(3) filed with Post-Effective Amendment No. 1 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-199777) filed on April 1, 2015.)
10.7
Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Amendment No. 3 to FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.8
Form of 2014 Follow-On Selected Dealer Agreement. (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement.) (Incorporated by reference to Exhibit (h)(5) filed with FS Energy and Power Fund's registration statement on Form N-2 (File No. 333-199777) filed on October 31, 2014.)
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

10.38	Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 10, 2016.)
10.39
U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.40
First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 10, 2016.)
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
10.44
First Amendment to the Loan and Servicing Agreement, dated as of October 13, 2016, among Wayne Funding LLC, as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, Wells Fargo Bank, National Association, as institutional lender, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 14, 2016.)
10.45
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

10.51	Second Supplemental Indenture, dated as of September 21, 2016, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 22, 2016.)
10.52	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.53
September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of September 11, 2014. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.54
Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 22, 2016.)
10.55
Amended and Restated Master Confirmation, dated as of December 15, 2014, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.2 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.56*	Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC.
10.57
Revolving Credit Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.58
Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.59
Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.60
Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.61
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
10.64
Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)

10.65	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.66
Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.67
First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 1, 2015.)
10.68
Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.69
Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.70
Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.71
Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.72
Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.73
Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.74
Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2016.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)