Form 10-K
period 2016-12-31
FS Energy & Power Fund
filed 2017-03-15
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

         There is no established market for the Registrant's common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. The last offering price at which the registrant issued shares in its public offering was $8.35 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $7.75 per share.

         There were 441,963,332 shares of the Registrant's common shares of beneficial interest outstanding as of March 1, 2017.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement relating to the Registrant's 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2016

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business.

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, we had total assets of approximately $4.3 billion.

        We are managed by FS Investment Advisor, LLC, or FS Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FS Advisor has engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, oversaw approximately $93.3 billion in assets under management as of December 31, 2016. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or other more opportunistic investments. We expect that the size of our individual investments will generally range between $5 million and $75 million each, although investments may vary proportionately as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,488,179. During the same period, we sold investments for proceeds of $680,239 and received principal repayments of $544,813. As of December 31, 2016, our investment portfolio, with a total fair value of $3,910,440 (23% in first lien senior secured loans, 22% in second lien senior secured loans, 10% in senior secured bonds, 27% in subordinated debt and 18% in equity/other), consisted of interests in 84 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $304.3 million. As of December 31, 2016, the investments in our portfolio were purchased at a weighted average price of 97.2% of par value and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.8% based upon the amortized cost of our investments.

        Based on our annual cash distribution amount of $0.7085 per share and our final public offering price of $8.35 per share, the annualized distribution rate to shareholders as of December 31, 2016 was 8.49%. Based on our annual cash distribution amount of $0.7085 per share and the price at which we issued shares pursuant to our distribution reinvestment plan of $7.70 per share, the annualized distribution rate to shareholders as of December 31, 2016 was 9.20%. The annualized distribution rate to shareholders, in each case, is expressed as a percentage equal to the annual cash distribution amount per share, divided by our final public offering price per share or our distribution reinvestment price, as applicable, as of the dates indicated above.

        Our estimated gross portfolio yield may be higher than an investor's yield on an investment in our common shares. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

        While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our common shares will not be listed on a national securities exchange, our shareholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our common shares may be volatile.

Public Offering of Shares

        In November 2016, we closed our continuous public offering of shares to new investors. We sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119, including common shares issued under our distribution reinvestment plan, in our continuous public offering.

Share Repurchase Program

        To provide our shareholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. During the year ended December 31, 2016, we repurchased 9,685,608 common shares at an average price per share of $6.949 for aggregate consideration totaling $67,307. During the year ended December 31, 2015, we repurchased 4,833,902 common shares at an average price per share of $8.277 for aggregate consideration totaling $40,009. During the year ended December 31, 2014, we repurchased 1,041,178 common shares at an average price per share of $9.856 for aggregate consideration totaling $10,262. On January 3, 2017, we repurchased 2,239,480 common shares at $7.700 per share for aggregate consideration totaling $17,244.

        We currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of common shares under our distribution reinvestment plan. At the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. In addition, we will limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of common shares that we offer to repurchase may be less in light of the limitations listed above.

        On October 13, 2016, we amended the terms of our share repurchase program, or the amended share repurchase program, which was first effective for our quarterly repurchase offer for the fourth quarter of 2016. Prior to amending the share repurchase program, we offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under our distribution reinvestment plan is determined by our board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by our board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Our board of trustees may amend, suspend or terminate the share repurchase program at any time upon 30 days' notice.

Distributions

        Effective November 30, 2016 and subject to applicable legal restrictions and the sole discretion of our board of trustees, we intend to authorize, declare and pay ordinary cash distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.6882	$163,043
2015	$0.7085	$238,833
2016	$0.7085	$288,982

        On December 23, 2016, January 30, 2017 and February 27, 2017, our board of trustees declared regular monthly cash distributions for January 2017, February 2017 and March 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by our board of trustees in the amount of $0.059042 per share.

        For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Distributions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions."

About FS Advisor

        FS Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, a national sponsor of alternative investments designed for the individual investor. FS Advisor is registered as an investment adviser with the SEC under the Advisers

Act and is led by substantially the same personnel that form the investment and operations team of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Global Advisor, LLC and FS Energy Advisor, LLC, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage FS Investments' four other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages FS Investments' affiliated closed-end management investment company, FS Global Credit Opportunities Fund. FS Energy Advisor, LLC is a registered investment adviser that manages FS Investments' affiliated closed-end management investment company which operates as an interval fund, FS Energy Total Return Fund.

        In addition to managing our investments, the managers, officers and other personnel of FS Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,110,071
FS Investment Corporation II	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,967,858
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,662,739
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$176,089
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,971,450
FS Energy Total Return Fund(3)	Closed-end management investment company	Primarily invests in the equity and debt securities of natural resource companies.	—

(1)
As of December 31, 2016.

(2)
Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—T and FS Global Credit Opportunities Fund ADV, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategy as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Two other funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Closed Funds, which also have the same investment objectives and strategy as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors in April 2016.

(3)
The managers, officers and other personnel of FS Advisor will also manage FS Energy Total Return Fund, which as of December 31, 2016 had not commenced investment operations through an affiliated investment adviser, FS Energy Advisor, LLC.

        Our chairman, president and chief executive officer, Michael C. Forman, has led FS Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FSIC II Advisor, LLC, FS Investment Corporation II, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, FSGCOF Offered Funds, FS Energy Advisor, LLC and FS Energy Total Return Fund. Mr. Forman also currently serves as chairman and chief executive officer of FS Investment Corporation.

        FS Advisor's senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS Advisor's management team, will allow FS Advisor to successfully execute our investment strategy.

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

        GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2016, GSO and its affiliates, excluding Blackstone, managed approximately $93.3 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2016, funds managed by GSO have invested over $17 billion in Energy companies. As investment sub-adviser, GSO utilizes its experience in Energy investing and makes recommendations to FS Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $366.6 billion as of December 31, 2016. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange LLC under the ticker symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov. Information contained on Blackstone's website and in Blackstone's filings with the SEC are not incorporated by reference into this annual report on Form 10-K and shareholders should not consider that information to be part of this annual report on Form 10-K.

Market Opportunity

        With oil prices benefiting from the Organization of the Petroleum Exporting Countries' decision to cut production in November 2016, performance of energy high yield bonds and energy senior secured loans remained positive during the fourth quarter of 2016. Largely range-bound between $40 and $50 per barrel throughout November 2016, oil prices ended 2016 at a 17-month high as the agreed-to 1.8 million barrel-per-day output cut was set to take effect. The "spread-to-worst" of the Bank of America Merrill Lynch High Yield Energy Index, or the Energy Index, which measures the difference from the Energy Index's worst performing security to Treasuries, tightened over the quarter ended December 31, 2016 from 643 basis points as of September 30, 2016 to 454 basis points as of December 31, 2016. Overall, the Energy Index ended the fourth quarter of 2016 with a yield-to-worst of 6.4% after reaching levels earlier in the year not seen since November 2008.

        West Texas Intermediate (WTI) crude prices, which began the year at $36.76 per barrel, reached an eleven month high on June 8, 2016 and ended at $53.72 per barrel as of December 31, 2016. The average par weighted price of the Energy Index began the year at $64.89, reached a year-to-date low of

$52.17 on February 11, 2016 and significantly rebounded to $97.83 as of December 31, 2016. Since December 31, 2016, OPEC's high deal compliance rate continued to push oil prices higher, though rising inventory levels remain an overhang for the industry.

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

Potential Competitive Strengths

        We believe that we offer investors the following potential competitive strengths:

  Global Platform with Seasoned Investment Professionals.

        We believe that the breadth and depth of the experience of FS Advisor's senior management team, with the resources of GSO's investment team, which together are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provides us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities.

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

  GSO Transaction Sourcing Capability.

        FS Advisor seeks to leverage GSO's access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms), through its trading platform, relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints as discussed under "—Regulation" and the allocation policies of GSO and its affiliates, as applicable, also through GSO's direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to directly originated transactions with attractive investment characteristics. GSO also has a trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor has engaged GSO to act as our investment sub-adviser. GSO assists FS Advisor in identifying investment opportunities and makes investment recommendations for consideration and approval by FS Advisor according to guidelines set by FS Advisor. FS Advisor oversees GSO and our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

Investment Types

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. FS Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or other more opportunistic investments.

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

  Cash and Cash Equivalents

        We may maintain a certain level of cash or cash equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

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

Our Transaction Process

  Sourcing

        In order to source transactions, FS Advisor seeks to leverage GSO's significant access to transaction flow, along with GSO's trading platform, which allows for access to the syndicated loan market, which may be a key source of investment opportunities for us. GSO seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's direct origination channels. GSO also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GSO may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GSO's origination channel, FS Advisor seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to directly originated transactions with what we believe to be attractive investment characteristics.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$115,927	3%	$159,204	5%
2	2,719,833	70%	1,340,637	44%
3	899,835	23%	1,288,144	42%
4	85,427	2%	203,084	7%
5	89,418	2%	78,429	2%

	$3,910,440	100%	$3,069,498	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. The increase in the amount of our investments rated a two or three is due primarily to the pronounced increase in the price of oil, decreased volatility in the Energy credit markets and general improvement in the Energy markets during the year ended December 31, 2016.

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

Financing Arrangements

        To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Our wholly-owned, special-purpose financing subsidiaries, Bryn Mawr Funding LLC, or Bryn Mawr Funding; Berwyn Funding LLC, or Berwyn Funding; FSEP Term Funding LLC, or FSEP Funding; Energy Funding LLC, or Energy Funding; Foxfields Funding LLC, or Foxfields Funding; Gladwyne Funding LLC, or Gladwyne Funding; Strafford Funding LLC, or Strafford Funding and Wayne Funding LLC, or Wayne Funding, have entered into financing arrangements with Barclays Bank PLC, or Barclays; BNP Paribas Prime Brokerage, Inc., or BNP; Deutsche Bank AG, New York Branch, or Deutsche Bank; Natixis, New York Branch, or Natixis; Fortress Credit Co LLC, or Fortress; Goldman Sachs Bank USA, or Goldman; and Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, or Wells Fargo, respectively. The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2016:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%(1)	$113,737	$186,263	September 27, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%(3)	$200,000	$115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(4)	$155,000	—	November 6, 2020
Goldman Facility	Repurchase	L+3.38%(5)	$325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$50,328	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$29,600	$30,400	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under Berwyn Funding and BNP, or the BNP facility, will accrue interest at a rate equal to LIBOR plus 1.35%.

(2)
The financing arrangement entered into by the BNP facility, is generally terminable upon 270 days' notice by either party. As of December 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the BNP facility.

(3)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to LIBOR plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(4)
The financing arrangement entered into by Foxfields Funding and Fortress, or the Fortress facility, accrues interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(5)
Prior to September 21, 2016, borrowings under the Goldman facility accrued interest at a rate equal to LIBOR plus 2.75% per annum. Beginning on September 21, 2016, borrowings under the Goldman facility accrue interest at a rate equal to LIBOR plus 3.38% per annum.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $918,992 and 3.69%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings was 3.85%.

        See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

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

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

  Temporary Investments

        Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below) in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under "—Taxation as a RIC." Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FS Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

  Code of Ethics

        We and FS Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code's requirements. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on August 9, 2016. FS Advisor's code of ethics is attached as an exhibit to Post-Effective Amendment No. 5 to our registration statement on Form N-2 (File No. 333-199777) pertaining to the public offering of our common shares filed on August 10, 2016. Shareholders may also read and copy these codes of ethics at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, at 100 F Street, N.E, Washington, D.C. 20549.

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

        We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the excise tax avoidance requirement.

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

        A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those years.

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

Competition

        Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FS Advisor's senior management team and GSO's investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the new presidential administration. For additional information, see "—Market Opportunity" and "—Potential Competitive Strengths."

        Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see "Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses."

Employees

        We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FS Advisor, which manages and oversees our investment operations. In the future, FS Advisor may retain additional investment personnel based upon its needs.

Available Information

        For so long as our bylaws require, we will distribute to all shareholders of record our quarterly report on Form 10-Q within 60 days after the end of each fiscal quarter and our annual report on Form 10-K within 120 days after the end of each fiscal year. We also file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

        Shareholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC's web site at www.sec.gov. Shareholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC's Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. Shareholders may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at (202) 551-8090.

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

        Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of FS Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FS Advisor's investment committee have substantial responsibilities in connection with their roles at FS Investments and with the other entities affiliated with FS Investments, as well as responsibilities under the investment advisory and administrative services agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FS Advisor will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that FS Advisor will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

        Under the 1940 Act, we are required to carry our investments at market value or, if there is no readily available market value, at fair value as determined in good faith by our board of trustees. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in significant reductions to our net asset value for a given period.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. In addition, the new presidential administration has announced its intention to repeal, amend or replace portions of the

Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act and any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our shareholders.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

        Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the December 2015 rule appears not to be moving toward adoption, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

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

        FS Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment. In addition, the decision to utilize leverage has increased our assets and, as a result, has increased the amount of base management fees payable to FS Advisor.

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

        The members of the senior management and investment teams of both FS Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS Advisor also serve in similar capacities for the investment advisers to FS Investments' four other affiliated BDCs, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Investments' affiliated closed-end management investment company, FS Global Credit Opportunities Fund and FS Investments' affiliated closed-end management investment company which operates as an interval fund, FS Energy Total Return Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS Advisor to manage our day-to-day activities and to implement our investment strategy. FS Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FS Advisor and its employees will devote only as much of its or their time to our business as FS Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FS Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO or its subsidiary, GDFM, serves as investment sub-adviser to FS Investments' four other affiliated BDCs and FS Investments' two affiliated closed-end management investment companies. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

The time and resources that individuals employed by FS Advisor and GSO devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FS Advisor and GSO are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

        Neither FS Advisor nor GSO, or individuals employed by FS Advisor or GSO, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. For example, FS Energy Advisor, LLC, an affiliate of FS Advisor, manages FS Energy Total Return Fund, an interval fund with an investment strategy that focuses on investing 80% of its total assets in natural resource companies. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). Affiliates of GSO, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us.

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

        As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined in the 1940 Act, including issuing preferred shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Our investments may include original issue discount and PIK instruments.

        To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

  •
  The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

  •
  Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

  •
  An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases FB Advisor's future base management fees which, thus, increases FB Advisor's future income incentive fees at a compounding rate;

  •
  Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

  •
  The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

  •
  Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

  •
  For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

  •
  The required recognition of PIK interest for U.S federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income, income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and

  •
  Original issue discount may create a risk of non-refundable cash payments to FS Advisor based on non-cash accruals that may never be realized.

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

        Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Our and our special-purpose financing subsidiaries' lenders and debt holders have fixed dollar claims on our and their assets that are superior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique.

The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

        Our wholly-owned, special-purpose financing subsidiaries, Bryn Mawr Funding, Berwyn Funding, FSEP Funding, Energy Funding, Foxfields Funding, Wayne Funding, Gladwyne Funding and Strafford Funding have entered into financing arrangements with Barclays, BNP, Deutsche Bank, Natixis, Fortress, Wells Fargo and Goldman, respectively. The agreements governing these financing arrangements contain various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangements and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiaries to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders.

        Our or our subsidiaries' failure to comply with the covenants set forth in the financing arrangements could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of our financing arrangements.

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

        Pursuant to the financing arrangement, assets in our portfolio may be sold and/or contributed by us from time to time to Gladwyne Funding. The assets held by Gladwyne Funding will secure the obligations of Gladwyne Funding under the floating rate notes, or Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding pursuant to an indenture, dated as of September 11, 2014, as supplemented by the Second Supplemental Indenture dated as of September 21, 2016, or together, the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750.

        Strafford Funding, in turn, has entered into a repurchase transaction with Goldman pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of September 11, 2014, as supplemented by the second amended and restated master confirmation dated as of September 21, 2016, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014 Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $577,750. Accordingly, the aggregate maximum amount payable to Strafford Funding under the Goldman facility will not exceed $325,000, plus applicable financing fees. As of December 31, 2016, Strafford Funding has purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility. The maximum repurchase amount payable by Strafford Funding to Goldman under the Goldman facility in respect of the Notes is $325,000, plus applicable financing fees.

        See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of this debt securitization facility. As a result of this debt securitization facility, we are subject to certain risks, including, but not limited to, those set forth below.

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

        In addition, if the value of Gladwyne Funding's assets decreases and Gladwyne Funding is unable to make any required payments to Strafford Funding pursuant to the terms of the Notes, Strafford Funding may, in turn, be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Strafford Funding's assets is not sufficient to meet Strafford Funding's payment obligations to Goldman, Strafford Funding may request that we loan to it pursuant to an uncommitted revolving credit agreement, dated as of September 11, 2014 and amended and restated on September 21, 2016, between Strafford Funding, as borrower, and us, as lender, or the Revolving Credit Agreement, or that we otherwise provide additional funds to it to cover its payment obligations to Goldman. Otherwise, we may be subject to a loss in an amount up to the entire amount of our equity investment in Strafford Funding.

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

        As of December 31, 2016, we had $431,663 in borrowings available under our financing arrangements. Below is a summary of our outstanding financing arrangements as of December 31, 2016:

Facility	Type of Arrangement	Rate		Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%		—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10	%(1)	$113,737	$186,263	September 27, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05	%(3)	$200,000	$115,000	June 11, 2017
Fortress Facility	Term	L+5.00	%(4)	$155,000	—	November 6, 2020
Goldman Facility	Repurchase	L+3.38	%(5)	$325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%		$50,328	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50	% to 2.75%	$29,600	$30,400	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under the BNP facility will accrue interest at a rate equal to LIBOR plus 1.35%.

(2)
The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to LIBOR plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(4)
Borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(5)
Prior to September 21, 2016, borrowings under the Goldman facility accrued interest at a rate equal to LIBOR plus 2.75% per annum. Beginning on September 21, 2016, borrowings under the Goldman facility accrue interest at a rate equal to LIBOR plus 3.38% per annum.

        Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4,704,900 in total average assets, (ii) a weighted average cost of funds of 4.22%, (iii) $1,305,328 in borrowings outstanding (i.e., assumes that the full $431,663 available to us as of December 31, 2016 under the financing arrangements with Barclays, BNP, Deutsche Bank, Fortress, Goldman, Natixis and Wells Fargo is outstanding) and (iv) $3,399,592 in average shareholders' equity. In order to compute the "Corresponding return to shareholders," the "Assumed Return on Our Portfolio (net of expenses)" is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders' equity to determine the "Corresponding return to shareholders." Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	–10%	–5%	0%	5%	10%
Corresponding return to shareholders	–15.46%	–8.54%	–1.62%	5.30%	12.22%

        Similarly, assuming (i) approximately $4,704,900 in total average assets, (ii) a weighted average cost of funds of approximately 4.22% and (iii) $1,305,328 in borrowings outstanding (i.e., assumes that the full $431,663 available to us as of December 31, 2016 under the financing arrangements with Barclays, BNP, Deutsche Bank, Fortress, Goldman, Natixis and Wells Fargo is outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.17% in order to cover the annual interest payments on our outstanding borrowings.

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

        For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, our investments may include debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt obligations that were issued with warrants). To the extent original issue discount or PIK interest constitutes a portion of our income, we must include in taxable income each tax year a portion of the original issue discount or PIK interest that accrues over the life of the instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discounts or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current tax year, instead of upon disposition, as not making the election would limit our ability to deduct interest expenses for tax purposes.

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

Risks Related to Our Common Shares

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

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to shareholders for tax purposes, which will lower their tax basis in their shares.

        We may pay all or a substantial portion of our distributions from sources that may constitute a return of shareholders' capital and will lower such shareholders' tax basis in their shares. A return of capital generally is a return of a shareholder's investment rather than a return of earnings or gains derived from our investment activities.

We may pay distributions from borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

        We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from such sources to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

        When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that investors paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which an investor may sell common shares may be lower than what an investor paid in connection with the purchase of common shares in our offering.

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

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is currently no market for our common shares, and we do not expect that a market for our common shares will develop in the foreseeable future. In November 2016, we closed our continuous public offering of common shares to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.

        Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2017:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	450,000,000	—	441,963,332

        As of March 1, 2017, we had 91,999 record holders of our common shares.

Share Repurchase Program

        We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. Our board of trustees will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase common shares and under what terms:

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

        On October 13, 2016, we amended the terms of our share repurchase program, or the amended share repurchase program, which was first effective for our quarterly repurchase offer for the fourth quarter of 2016. Prior to amending the share repurchase program, we offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under our distribution reinvestment plan is determined by our board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by our board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Our board of trustees may amend, suspend or terminate the share repurchase program at any time upon 30 days' notice.

        The table below provides information concerning our repurchases of common shares during the quarter ended December 31, 2016 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2016	2,983,921	$7.425	2,983,921	(1)
November 1 to November 30, 2016	—	—	—	—
December 1 to December 31, 2016	—	—	—	—

Total	2,983,921	$7.425	2,983,921	(1)

(1)
The maximum number of common shares available for repurchase on October 1, 2016 was 8,446,996. A description of the maximum number of common shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

        Effective November 30, 2016, and subject to our board of trustees' discretion and applicable legal restrictions, we intend to authorize, declare and pay ordinary cash distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.6882	$163,043
2015	$0.7085	$238,833
2016	$0.7085	$288,982

        On December 23, 2016, January 30, 2017 and February 27, 2017, our board of trustees declared regular monthly cash distributions for January 2017, February 2017 and March 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by our board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

        On October 13, 2016, we further amended and restated our distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 30, 2016. Under the original plan, cash distributions to participating shareholders were reinvested in additional common shares at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating shareholders will be reinvested in additional common shares at a purchase price determined by our board of trustees, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per common share as determined in good faith by our board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.

        For additional information regarding our distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions."

Item 6.    Selected Financial Data.

        The following selected consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of operations data:
Investment income	$369,740	$379,653	$289,970	$132,002	$29,965
Operating expenses
Total expenses	138,093	152,058	115,081	65,198	19,803
Less: Expense reimbursement from sponsor	—	—	—	—	(1,432)
Add: Expense recoupment to sponsor	—	—	—	—	1,432

Net expenses	138,093	152,058	115,081	65,198	19,803

Net investment income (loss)	231,647	227,595	174,889	66,804	10,162
Total net realized and unrealized gain (loss) on investments	520,937	(738,894)	(344,398)	41,566	32,101

Net increase (decrease) in net assets resulting from operations	$752,584	$(511,299)	$(169,509)	$108,370	$42,263

Per share data:(1)
Net investment income (loss)—basic and diluted(2)	$0.57	$0.67	$0.74	$0.58	$0.33

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$1.84	$(1.51)	$(0.72)	$0.94	$1.38

Distributions declared(3)	$0.71	$0.71	$0.69	$0.66	$0.63

Balance sheet data:
Total assets	$4,268,297	$3,498,105	$3,714,351	$2,428,659	$829,494

Credit facilities and repurchase agreement payable	$873,665	$1,040,494	$1,090,413	$624,174	$185,232

Total net assets	$3,348,894	$2,417,861	$2,565,721	$1,676,237	$602,889

Other data:
Total return(4)	29.53%	(17.34)%	(4.79)%	10.76%	14.45%
Total return (without assuming reinvestment of distributions)(5)	28.00%	(15.87)%	(4.14)%	10.49%	14.07%
Number of portfolio company investments at year end	84	90	125	104	64
Total portfolio investments for the year	$1,488,179	$1,195,947	$2,437,689	$2,295,602	$826,011
Proceeds from sales and prepayments of investments	$1,225,052	$800,534	$1,044,311	$735,673	$244,192

(1)
The share information utilized to determine per share data for the year ended December 31, 2012 has been retroactively adjusted to reflect the share distribution declared in February 2012.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable year.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share (as adjusted for share distributions) during the applicable year.

(4)
The total return for each year presented was calculated based on the change in net asset value during the applicable year, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of our common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous year should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total return on our investment portfolio during the applicable year and do not represent an actual return to shareholders.

(5)
The total return (without assuming reinvestment of distributions) for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of our common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of our future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous year should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total return on our investment portfolio during the applicable year and do not represent an actual return to shareholders.

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

  •
  actual and potential conflicts of interest with FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Global Advisor, LLC, FS Energy Advisor, LLC, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund, GSO, FS Energy Total Return Fund or any of their affiliates;

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011 upon raising gross proceeds in excess of $2,500 from sales of our common shares in our continuous public offering to persons who were not affiliated with us or FS Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. In November 2016, we closed our continuous public offering of common shares to new investors.

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

        As of December 31, 2016 and 2015, we had no reimbursements due from FS Investments. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment in the future. As of December 31, 2016 and 2015, no further amounts remained subject to repayment by us to FS Investments in the future.

Portfolio Investment Activity for the Years Ended December 31, 2016 and 2015

        During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,488,179. During the same period, we sold investments for proceeds of $680,239 and received principal repayments of $544,813. As of December 31, 2016, our investment portfolio, with a total fair value of $3,910,440 (23% in first lien senior secured loans, 22% in second lien senior secured loans, 10% in senior secured bonds, 27% in subordinated debt and 18% in equity/other), consisted of interests in 84 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA, of approximately $304.3 million. As of December 31, 2016, the investments in our portfolio were purchased at a weighted average price of 97.2% of par value and our estimated gross annual portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 8.8% based upon the amortized cost of our investments.

        Based on our annual cash distribution amount of $0.7085 per share and our final public offering price of $8.35 per share, the annualized distribution rate to shareholders as of December 31, 2016 was 8.49%. Based on our annual cash distribution amount of $0.7085 per share and the price at which we issued shares pursuant to our distribution reinvestment plan of $7.70 per share, the annualized distribution rate to shareholders as of December 31, 2016 was 9.20%. The distribution rate to shareholders does not represent an actual investment return to shareholders and may include income, realized capital gains and a return of investors' capital.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2016 and 2015:

	For the Year Ended
Net Investment Activity	December 31, 2016	December 31, 2015
Purchases	$1,488,179	$1,195,947
Sales and Redemptions	(1,225,052)	(800,534)

Net Portfolio Activity	$263,127	$395,413

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$307,960	21%	$439,617	37%
Senior Secured Loans—Second Lien	203,980	14%	261,831	22%
Senior Secured Bonds	147,795	10%	196,821	16%
Subordinated Debt	410,587	27%	258,418	22%
Equity/Other	417,857	28%	39,260	3%

Total	$1,488,179	100%	$1,195,947	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$947,803	$912,491	23%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	948,762	873,869	22%	1,213,716	923,402	30%
Senior Secured Bonds	388,512	397,614	10%	445,475	323,948	11%
Subordinated Debt	1,049,097	1,043,167	27%	860,872	579,740	19%
Equity/Other	628,814	683,299	18%	319,274	312,618	10%

Total	$3,962,988	$3,910,440	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Number of Portfolio Companies	84	90
% Variable Rate (based on fair value)	43.6%	50.9%
% Fixed Rate (based on fair value)	38.9%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	3.5%	5.9%
% Non-Income Producing Equity/Other Investments (based on fair value)	14.0%	4.3%
Average Annual EBITDA of Portfolio Companies	$304,299	$244,789
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.2%	98.4%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	9.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	9.8%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2016:

New Direct Originations	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$333,571	$892,177
Exited Investments (including partial paydowns)	(325,800)	(930,778)

Net Direct Originations	$7,771	$(38,601)

	For the Three Months Ended December 31, 2016		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$117,599	35%	$184,094	21%
Senior Secured Loans—Second Lien	—	—	202,375	23%
Senior Secured Bonds	83,887	25%	83,887	9%
Subordinated Debt	786	0%	40,786	4%
Equity/Other	131,299	40%	381,035	43%

Total	$333,571	100%	$892,177	100%

	For the Three Months Ended December 31, 2016	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$55,595	$46,957
Weighted Average Maturity for New Direct Originations	3/28/22	6/23/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	7.2%	7.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.4%	12.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	3.7%	7.5%

        The following table presents certain selected information regarding our direct originations as of December 31, 2016 and 2015:

Characteristics of All Direct Originations held in Portfolio	December 31, 2016	December 31, 2015
Number of Portfolio Companies	28	27
Average Annual EBITDA of Portfolio Companies	$71,509	$82,111
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.8x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.1%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.9%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.4%	10.9%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,208,234	57%	$1,975,269	64%
Opportunistic	867,477	22%	567,149	19%
Broadly Syndicated/Other	834,729	21%	527,080	17%

Total	$3,910,440	100%	$3,069,498	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,270,769	58%	$1,689,705	55%
Midstream	343,713	9%	215,906	7%
Downstream	49,623	1%	12,195	0%
Power	523,153	13%	519,593	17%
Service & Equipment	723,182	19%	632,099	21%

Total	$3,910,440	100%	$3,069,498	100%

        As of December 31, 2016, except for Altus Power America, Inc., in which we held a first lien senior secured loan, Altus Power America Holdings, LLC, in which we held two equity/other investments, FourPoint Energy, LLC, in which we held a senior secured bond and four equity/other investments, Ridgeback Resources Inc., in which we held a senior secured bond and an equity/other investment, Sunnova Energy Corp., in which we held two equity/other investments, Sunnova Asset Portfolio 5 Holdings, LLC, in which we held a first lien senior secured loan, Titan Energy Operating, LLC, in which we held a second lien senior secured loan and an equity/other investment, Warren Resources Inc., in which we held a first lien senior secured loan and an equity other investment, and Lusk Operating LLC, in which we held a first lien senior secured loan and an equity/other investment, we were not an "affiliated person" of any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2016, except for Lusk Operating LLC, in which we held a first lien senior secured loan and an equity/other investment, we did not "control" any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, we had four senior secured loan investments with aggregate unfunded commitments of $82,404, and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. As of December 31, 2015, we had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$115,927	3%	$159,204	5%
2	2,719,833	70%	1,340,637	44%
3	899,835	23%	1,288,144	42%
4	85,427	2%	203,084	7%
5	89,418	2%	78,429	2%

	$3,910,440	100%	$3,069,498	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. The increase in the amount of our investments rated a two or three is due primarily to the pronounced increase in the price of oil, decreased volatility in the Energy credit markets and general improvement in the Energy markets during the year ended December 31, 2016.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

        The performance of our portfolio during the year ended December 31, 2016 was primarily driven by a tightening of credit spreads in the high yield energy market over the last eleven months of 2016. As of January 31, 2016, high yield energy credit spreads had widened from December 31, 2015; however, in February, spreads reversed course due in large part to rallying oil and natural gas prices. For example, the "spread-to-worst" of the Bank of America Merrill Lynch High Yield Energy Index, which measures the difference from the worst performing security to Treasuries, decreased from 1,405 basis points as of December 31, 2015 to 454 basis points as of December 31, 2016, the most significant tightening over a twelve month period on record. Overall, the Bank of America Merrill Lynch High Yield Energy Index ended 2016 with a yield-to-worst of 6.4%.

        With the rebound in oil and gas prices resulting in a re-pricing of risk, the high yield energy market changed dramatically during the course of 2016. Exploration and production, or E&P, and oil field service companies were especially impacted during the year. The average par weighted price of bonds issued by E&P and oil field service companies increased from approximately $53 and $57, respectively, to begin the year, to approximately $94 and $84, respectively, on December 30, 2016.

Revenues

        We generated investment income of $369,740 and $379,653 for the years ended December 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $315,889 and $343,792 of cash income earned as well as $53,851 and $35,861 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the years ended December 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the years ended December 31, 2016 and 2015, we generated $18,119 and $31,682 of fee income, which represented 4.9% and 8.3%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our total expenses were $138,093 and $152,058 for the years ended December 31, 2016 and 2015, respectively. Our expenses include base management fees attributed to FS Advisor of $76,580 and $75,997 for the years ended December 31, 2016 and 2015, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $3,870 and $4,056 for the years ended December 31, 2016 and 2015, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the years ended December 31, 2016 and 2015, we accrued a subordinated incentive fee on income of $5,774 and $31,016, respectively. During the year ended December 31, 2016 and 2015, we did not accrue any capital gains incentive fees. No capital gains incentive fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See "—Critical Accounting Policies—Capital Gains Incentive Fee."

        We recorded interest expense of $37,126 and $30,703 for the years ended December 31, 2016 and 2015, respectively, in connection with our financing arrangements. For the years ended December 31, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,392 and $1,405, respectively, and fees and expenses incurred with our share transfer agent totaled $2,884 and $2,757, respectively. Fees for our board of trustees were $962 and $970 for the years ended December 31, 2016 and 2015, respectively. Amortization of our deferred offering costs was $4,675 and $0 for the years ended December 31, 2016 and 2015, respectively.

        Our other general and administrative expenses totaled $4,621 and $4,841 for the years ended December 31, 2016 and 2015, respectively, and consisted of the following:

	Year Ended December 31,
	2016	2015
Expenses associated with our independent audit and related fees	$484	$552
Compensation of our chief compliance officer(1)	—	10
Legal fees	536	686
Printing fees	2,203	1,717
Insurance expense	226	316
Other	1,172	1,560

Total	$4,621	$4,841

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and will not receive any direct compensation from us in this capacity.

        During the years ended December 31, 2016 and 2015, we accrued $209 and $313, respectively for income and excise taxes.

        During the years ended December 31, 2016 and 2015, the ratio of our total expenses to our average net assets was 4.88% and 5.55%, respectively. During the years ended December 31, 2016 and 2015, our ratio of total expenses to average net assets included $37,126 and $30,703, respectively, related to interest expense, $5,774 and $31,016, respectively, related to accruals for incentive fees, $4,675 and $0, respectively, related to amortization of deferred offering costs and $209 and $313, respectively, related to accruals for income and excise taxes. Without such expenses, our ratio of expenses to average net assets would have been 3.19% and 3.29% for the years ended December 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

        Our net investment income totaled $231,647 ($0.57 per share) and $227,595 ($0.67 per share) for the years ended December 31, 2016 and 2015, respectively. The decrease in net investment income on a per share basis can be attributed primarily to a decrease in fee income, a decrease in investment income resulting from the restructuring of certain investments in the portfolio and an increase in the percentage of non-income producing equity securities held in the portfolio.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $680,239 and $544,813, respectively, during the year ended December 31, 2016, from which we realized a net loss of $251,431. We sold investments and received principal repayments of $590,726 and $209,808, respectively, during the year ended December 31, 2015, from which we realized a net loss of $201,559. During the year ended December 31, 2015, we realized a net loss of $210 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

        For the years ended December 31, 2016 and 2015, the net change in unrealized appreciation (depreciation) on investments totaled $772,361 and $(537,036), respectively, and the net change in unrealized gain (loss) on foreign currency was $7 and $(89), respectively. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our anchor order and broadly syndicated investments. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2015 was primarily driven by a general widening of credit spreads in Energy markets and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the years ended December 31, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $752,584 ($1.84 per share) and $(511,299) ($(1.51) per share), respectively.

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

Financial Condition, Liquidity and Capital Resources

Overview

        As of December 31, 2016, we had $317,520 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $431,663 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of December 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2016, we had four senior secured loan investments with aggregate unfunded commitments of $82,404 and four equity/other investments with aggregate unfunded commitments of $14,942. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        In November 2016, we closed our continuous public offering of common shares to new investors. We sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan. As of March 1, 2017, we have raised total gross proceeds of $4,446,227, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

        During the year ended December 31, 2016, we sold 77,637,439 common shares for gross proceeds of $568,437 at an average price per share of $7.32. The gross proceeds received during the year ended December 31, 2016 include reinvested shareholder distributions of $180,011, for which we issued 25,722,629 common shares. The sales commissions and dealer manager fees related to the sale of our common shares were $33,699 for the year ended December 31, 2016. These sales commissions and fees include $6,545 retained by the dealer manager, FS Investment Solutions, LLC, or FS Investment Solutions, which is one of our affiliates.

        We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments.

        Prior to investing in securities of portfolio companies, we invest the net proceeds from the issuance of shares under our distribution reinvestment plan as well as from sales and paydowns of existing investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

        To provide our shareholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

        On October 13, 2016, we amended the terms of our share repurchase program, or the amended share repurchase program, which was first effective for our quarterly repurchase offer for the fourth quarter of 2016. Prior to amending the share repurchase program, we offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under our distribution reinvestment plan is determined by our board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by our board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date.

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the years ended December 31, 2016, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	0.10%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	0.08%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	0.17%	$9.900	$3,973
September 30, 2014	October 1, 2014	306,972	100%	0.11%	$9.900	$3,039
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	0.15%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	0.22%	$8.730	$6,258
June 30, 2015	July 1, 2015	955,664	100%	0.28%	$8.820	$8,429
September 30, 2015	October 7, 2015	2,711,088	100%	0.76%	$7.875	$21,350
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	$13,938
June 30, 2016	July 6, 2016	1,788,021	100%	0.43%	$7.200	$12,874
September 30, 2016	October 5, 2016	2,983,921	100%	0.69%	$7.425	$22,156

        On January 3, 2017, we repurchased 2,239,480 common shares (representing 100% of common shares tendered for repurchase and 0.51% of the shares outstanding as of such date) at $7.700 per share for aggregate consideration totaling $17,244.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2016:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%(1)	$113,737	$186,263	September 27, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%(3)	$200,000	$115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(4)	$155,000	—	November 6, 2020
Goldman Facility	Repurchase	L+3.38%(5)	$325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$50,328	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$29,600	$30,400	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under the BNP facility will accrue interest at a rate equal to LIBOR plus 1.35%.

(2)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to LIBOR plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(4)
As described in Note 8, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(5)
Prior to September 21, 2016, borrowings under the Goldman facility accrued interest at a rate equal to LIBOR plus 2.75% per annum. Beginning on September 21, 2016, borrowings under the Goldman facility accrue interest at a rate equal to LIBOR plus 3.38% per annum.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $918,992 and 3.69%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings was 3.85%.

        For additional information regarding our financing arrangements, see Note 8 to our consolidated financial statements included herein.

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

        Prior to the closing of our continuous public offering in November 2016, we declared regular cash distributions on a weekly basis, and paid such distributions on a monthly basis. Effective November 30, 2016, and subject to applicable legal restrictions and the sole discretion of our board of trustees, we intend to declare and pay regular cash distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date that common shares are issued to such shareholder. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder's cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.6882	$163,043
2015	$0.7085	$238,833
2016	$0.7085	$288,982

        On December 23, 2016, January 30, 2017 and February 27, 2017, our board of trustees declared regular monthly cash distributions for January 2017, February 2017 and March 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by our board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        On October 13, 2016, we further amended and restated our distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 30, 2016. Under the original plan, cash distributions to participating shareholders were reinvested in additional common shares at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating shareholders will be reinvested in additional common shares at a purchase price determined by our board of trustees, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per common share as determined in good faith by our board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.

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

        No portion of the distributions paid during the years ended December 31, 2016, 2015 and 2014 was funded through the reimbursement of operating expenses by FS Investments. During the years ended December 31, 2016, 2015 and 2014, we did not repay any amounts to FS Investments for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	273,529	95%	224,586	94%	145,745	89%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	10,509	7%
Long-term capital gains proceeds from the sale of assets	—	—	14,247	6%	6,789	4%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of investments in portfolio companies	15,453	5%	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$288,982	100%	$238,833	100%	$163,043	100%

(1)
During the years ended December 31, 2016, 2015 and 2014, 79.8%, 87.2% and 90.9%, respectively, of our gross investment income on a tax basis was attributable to cash income earned, 3.9%, 2.6% and 2.0%, respectively, was attributable to non-cash income earned. In addition, 13.3%, 8.1% and 5.8%, respectively, was attributed to PIK interest and 3.0%, 2.1% and 1.3%, respectively, was attributed to accretion of discount during the years ended December 31, 2016, 2015 and 2014.

        Our net investment income on a tax basis for the years ended December 31, 2016 and 2015 and 2014 was $262,430, $234,163 and $145,745, respectively. As of December 31, 2016 and 2015, we had $19 and $15,496, respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the year ended December 31, 2016, we saw positive developments in our investment portfolio and a subsequent increase in our net asset value. However, certain investments in the portfolio were restructured or experienced defaults due to the recently depressed prices of oil and natural gas, and we may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a monthly cash distribution amount of $0.059042 per common share.

        See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2016, 2015 and 2014, the components of accumulated earnings on a tax basis and deferred taxes as of December 31, 2016 and 2015.

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

        Our investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixteen senior secured loan investments, three senior secured bond investments and seven subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Twenty-eight of the our equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of December 30, 2016. One senior secured loan investment, which was newly issued and purchased near December 31, 2016, was valued at cost as our board of trustees determined that the cost of this investment was the best indication of its fair value. Except as described above, we valued our other investments, including two of our equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Offering Costs

        Our offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to our continuous public offering of our common shares. Historically, we charged offering costs against capital in excess of par value on our consolidated balance sheets. Following discussions with the Staff of the Division of Investment Management of the SEC, we determined to change our accounting treatment of offering costs and defer and amortize such costs as an expense over twelve months. We evaluated this change in accounting treatment of offering costs, which we implemented effective January 1, 2016, and determined that it did not have a material impact on our consolidated financial position, results of operations or cash flows. Following the closing of our continuous public offering to new investors in November 2016, all deferred offering costs were expensed.

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2016, 2015 and 2014.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the Barclays credit facility, the BNP facility, the Deutsche Bank credit facility, the Fortress facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at December 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$113,737	$113,737	—	—	—
Deutsche Bank Credit Facility(2)	$200,000	$200,000	—	—	—
Fortress Facility(3)	$155,000	—	—	$155,000	—
Goldman Facility(4)	$325,000	—	$325,000	—	—
Natixis Credit Facility(5)	$50,328	—	—	—	$50,328
Wells Fargo Credit Facility(6)	$29,600	—	$29,600	—	—

(1)
At December 31, 2016, $186,263 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At December 31, 2016, $115,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2017.

(3)
At December 31, 2016, no amounts remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At December 31, 2016, no amounts remained unused under the Goldman facility. Strafford Funding will repurchase all Notes sold to Goldman under the Goldman facility and will owe all accrued and unpaid interest thereunder, on September 15, 2018.

(5)
At December 31, 2016, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(6)
At December 31, 2016, $30,400 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2018.

        As of December 31, 2016, no amounts were outstanding under the Barclays credit facility.

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

        The dealer manager for our continuous public offering was FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement among us, FS Advisor and FS Investment Solutions, or the dealer manager agreement, FS Investment Solutions was entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers and financial representatives. The dealer manager agreement terminated in connection with the closing of our continuous public offering in November 2016.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$76,580	$75,997	$61,970
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	—	$(10,993)
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$5,774	$31,016	$32,072
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,870	$4,056	$3,831
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$3,548	$4,238	$3,279
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	$6,545	$9,251	$22,194

(1)
During the years ended December 31, 2016, 2015 and 2014, $74,063, $75,571 and $54,809, respectively, in base management fees were paid to FS Advisor. As of December 31, 2016, $20,855 in base management fees were payable to FS Advisor.

(2)
During the years ended December 31, 2016 and 2015, we did not accrue any capital gains incentive fees. During the year ended December 31, 2014, we reversed $10,993 of capital gains incentive fees previously accrued based on the performance of our portfolio. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. We did not pay any capital gains incentive fees to FS Advisor during the years ended December 31, 2016 or 2015. We paid FS Advisor $2,857 in capital gains incentive fees during the year ended December 31, 2014. As of December 31, 2016, we did not have any accrued capital gains incentive fees.

(3)
During the years ended December 31, 2016, 2015 and 2014, $17,822, $31,110 and $26,716, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2016, we did not have a subordinated incentive fee on income payable to FS Advisor.

(4)
During the years ended December 31, 2016, 2015 and 2014, $3,704, $3,784 and $3,508, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $4,265, $3,837 and $2,596, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2016, 2015 and 2014.

(5)
During the years ended December 31, 2016, 2015 and 2014, we incurred offering costs of $4,675, $8,950 and $7,536, respectively, of which $3,548, $4,238 and $3,279, respectively, related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

(6)
Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

        See Note 4 to our consolidated financial statements included herein for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Advisor, capital contributions by FS Advisor and GSO, potential conflicts of interest, our exemptive relief order, our expense reimbursement arrangement with FS Investments and FS Benefit Trust's purchases of our common shares.

Recent Developments

  Public Offering of Shares

        In November 2016, we closed our continuous public offering of common shares to new investors. We sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan during that period.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 43.6% of our portfolio investments (based on fair value) paid variable interest rates, 38.9% paid fixed interest rates, 3.5% were income producing equity or other investments and the remainder (14.0%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the Barclays credit facility, BNP facility, Deutsche Bank credit facility, Fortress facility, Goldman facility, Natixis credit facility and Wells Fargo credit facility, Bryn Mawr Funding, Berwyn Funding, FSEP Funding, Foxfields Funding, Strafford Funding, Energy Funding and Wayne Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$—	$(8,207)	$8,207	2.6%
No Change	—	—	—	—
Up 100 basis points	13,534	8,207	5,327	1.7%
Up 300 basis points	48,953	24,621	24,332	7.8%
Up 500 basis points	84,747	41,035	43,712	13.9%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2016, 2015 and 2014, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited FS Energy and Power Fund's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Energy and Power Fund's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, FS Energy and Power Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
FS Energy and Power Fund
Philadelphia, Pennsylvania

        We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Energy and Power Fund's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of FS Energy and Power Fund's internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 15, 2017

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,959,314 and $3,267,830, respectively)	$2,838,377	$2,518,595
Non-controlled/affiliated investments (amortized cost—$977,010 and $356,188, respectively)	1,071,032	276,993
Controlled/affiliated investments (amortized cost—$26,664 and $270,389, respectively)	1,031	273,910

Total investments, at fair value (amortized cost—$3,962,988 and $3,894,407, respectively)	3,910,440	3,069,498
Cash	317,520	368,867
Receivable for investments sold and repaid	22	13,792
Interest receivable	37,857	34,921
Receivable for common shares purchased	—	6,915
Deferred financing costs	2,443	3,865
Prepaid expenses and other assets	15	247

Total assets	$4,268,297	$3,498,105

Liabilities
Payable for investments purchased	$6,046	$—
Credit facilities payable (net of deferred financing costs of $1,045 and $1,094, respectively)	547,620	714,416
Repurchase agreement payable (net of deferred financing costs of $91 and $220, respectively)(1)	324,909	324,764
Shareholder distributions payable	9,474	48
Management fees payable	20,855	18,338
Subordinated income incentive fees payable(2)	—	12,048
Administrative services expense payable	1,477	1,872
Interest payable	4,328	3,046
Trustees' fees payable	250	254
Other accrued expenses and liabilities	4,444	5,458

Total liabilities	919,403	1,080,244

Commitments and contingencies(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 440,162,095 and 372,210,264 shares issued and outstanding, respectively	440	372
Capital in excess of par value(4)	3,802,263	3,428,672
Accumulated net realized gains (losses) on investments and gain/loss on foreign currency(4)	(387,452)	(200,220)
Accumulated undistributed (distributions in excess of) net investment income(4)	(13,738)	14,024
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(52,619)	(824,987)

Total shareholders' equity	3,348,894	2,417,861

Total liabilities and shareholders' equity	$4,268,297	$3,498,105

Net asset value per common share at year end	$7.61	$6.50

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

FS Energy and Power Fund

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Investment income
From non-controlled/unaffiliated investments:
Interest income	$281,271	$305,035	$251,827
Fee income	10,428	22,316	29,661
Dividend income	—	1,483	—
From non-controlled/affiliated investments:
Interest income	70,350	21,503	6,254
Fee income	7,691	681	2,228
From controlled/affiliated investments:
Interest income	—	19,950	—
Fee income	—	8,685	—

Total investment income	369,740	379,653	289,970

Operating expenses
Management fees	76,580	75,997	61,970
Capital gains incentive fees(1)	—	—	(10,993)
Subordinated income incentive fees(1)	5,774	31,016	32,072
Administrative services expenses	3,870	4,056	3,831
Share transfer agent fees	2,884	2,757	2,541
Accounting and administrative fees	1,392	1,405	1,211
Interest expense	37,126	30,703	19,069
Trustees' fees	962	970	853
Offering costs	4,675	—	—
Other general and administrative expenses	4,621	4,841	3,615

Total operating expenses	137,884	151,745	114,169
Income and excise taxes	209	313	912

Total expenses	138,093	152,058	115,081

Net investment income	231,647	227,595	174,889

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(252,003)	(201,559)	(5,682)
Non-controlled/affiliated	572	—	—
Net realized gain (loss) on foreign currency	—	(210)	(636)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	614,513	(462,587)	(336,895)
Non-controlled/affiliated	174,231	(77,970)	(1,225)
Controlled/affiliated	(16,383)	3,521	—
Net change in unrealized gain (loss) on foreign currency	7	(89)	40

Total net realized and unrealized gain (loss)	520,937	(738,894)	(344,398)

Net increase (decrease) in net assets resulting from operations	$752,584	$(511,299)	$(169,509)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.84	$(1.51)	$(0.72)

Weighted average shares outstanding	408,967,511	337,879,830	236,753,647

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operations
Net investment income	$231,647	$227,595	$174,889
Net realized gain (loss) on investments and foreign currency	(251,431)	(201,769)	(6,318)
Net change in unrealized appreciation (depreciation) on investments	772,361	(537,036)	(338,120)
Net change in unrealized gain (loss) on foreign currency	7	(89)	40

Net increase (decrease) in net assets resulting from operations	752,584	(511,299)	(169,509)

Shareholder distributions(1)
Distributions from net investment income	(273,529)	(224,586)	(145,745)
Distributions from net realized gain on investments	—	(14,247)	(17,298)
Distributions representing tax return of capital	(15,453)	—	—

Net decrease in net assets resulting from shareholder distributions	(288,982)	(238,833)	(163,043)

Capital share transactions
Issuance of common shares(2)	354,727	498,830	1,129,068
Reinvestment of shareholder distributions(2)	180,011	152,401	110,766
Repurchases of common shares(2)	(67,307)	(40,009)	(10,262)
Offering costs	—	(8,950)	(7,536)

Net increase in net assets resulting from capital share transactions	467,431	602,272	1,222,036

Total increase (decrease) in net assets	931,033	(147,860)	889,484
Net assets at beginning of year	2,417,861	2,565,721	1,676,237

Net assets at end of year	$3,348,894	$2,417,861	$2,565,721

Accumulated undistributed (distributions in excess of) net investment income(1)	$(13,738)	$14,024	$4,341

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of transactions with respect to the Company's common shares during the years ended December 31, 2016, 2015 and 2014.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$752,584	$(511,299)	$(169,509)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(965,957)	(1,195,947)	(2,437,689)
Paid-in-kind interest	(40,900)	(27,585)	(15,125)
Proceeds from sales and repayments of investments	702,830	800,534	1,044,311
Net realized (gain) loss on investments	251,431	201,559	5,682
Net change in unrealized (appreciation) depreciation on investments	(772,361)	537,036	338,120
Accretion of discount	(15,985)	(9,918)	(10,275)
Amortization of deferred financing costs	3,207	2,707	1,891
Amortization of deferred offering costs	4,675	—	—
(Increase) decrease in receivable for investments sold and repaid	13,770	37,461	(42,947)
(Increase) decrease in interest receivable	(2,936)	12,276	(21,730)
(Increase) decrease in prepaid expenses and other assets	232	(217)	(9)
Increase (decrease) in payable for investments purchased	6,046	(20,094)	(61,415)
Increase (decrease) in management fees payable	2,517	426	7,161
Increase (decrease) in accrued capital gains incentive fees	—	—	(13,850)
Increase (decrease) in subordinated income incentive fees payable	(12,048)	(94)	5,356
Increase (decrease) in administrative services expense payable	(395)	219	1,235
Increase (decrease) in interest payable(1)	1,282	158	883
Increase (decrease) in trustees' fees payable	(4)	25	(22)
Increase (decrease) in other accrued expenses and liabilities	(1,014)	2,209	1,271

Net cash provided by (used in) operating activities	(73,026)	(170,544)	(1,366,661)

Cash flows from financing activities
Issuance of common shares	361,642	501,904	1,119,214
Reinvestment of shareholder distributions	180,011	152,401	110,766
Repurchases of common shares	(67,307)	(40,009)	(10,262)
Offering costs incurred	(4,675)	(8,950)	(7,536)
Shareholder distributions	(279,556)	(238,835)	(173,693)
Borrowings under credit facilities	65,400	109,600	323,826
Borrowings under repurchase agreement	16	135,871	189,113
Repayments of credit facilities	(232,245)	(295,390)	(46,700)
Deferred financing costs paid	(1,607)	(2,311)	(4,021)

Net cash provided by financing activities	21,679	314,281	1,500,707

Total increase (decrease) in cash	(51,347)	143,737	134,046
Cash at beginning of year	368,867	225,130	91,084

Cash at end of year	$317,520	$368,867	$225,130

Supplemental disclosure
Excise and state taxes paid	$183	$400	$264

Non-cash purchases of investments	$(522,222)	$—	$—

Non-cash sales of investments	$522,222	$—	$—

(1)
See Note 8 for a discussion of the Company's credit facilities. During the years ended December 31, 2016, 2015 and 2014, the Company paid $20,885, $18,419 and $16,295, respectively, in interest expense on the credit facilities. During the year ended December 31, 2016 and 2015, the Company paid $11,752 and $9,419, respectively, in interest expense pursuant to the repurchase agreement. During the year ended December 31, 2014, the Company did not pay any interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—27.2%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$60,455	$58,038	$45,795
Allied Wireline Services, LLC	(g)(i)(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	108,920	108,099	106,877
Alon USA Partners, L.P.	(g)(i)(j)(m)	Downstream	L+800	1.3%	11/26/18	11,063	11,199	11,035
Altus Power America, Inc.	(j)(p)	Power	L+750	1.5%	9/30/21	71,945	71,945	73,294
Altus Power America, Inc.	(e)(p)	Power	L+750	1.5%	9/30/21	29,305	29,305	29,854
AP Exhaust Acquisition, LLC	(g)(l)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	14,309
BL Sand Hills Unit, L.P.	(l)	Upstream	Prime+650	3.5%	12/17/17	40,821	35,451	38,321
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,000	13,027	14,081
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	56,392	54,715	51,458
Cimarron Energy Inc.	(g)	Service & Equipment	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	23,664	23,664	24,019
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	16,822	16,947	17,109
Crestwood Holdings LLC	(f)(g)	Midstream	L+800	1.0%	6/19/19	29,703	29,794	29,146
EnergySolutions, LLC	(i)(j)	Service & Equipment	L+575	1.0%	5/29/20	18,193	17,965	18,375
Gulf Finance, LLC	(f)(i)	Midstream	L+525	1.0%	8/25/23	18,953	18,407	19,095
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	22,240	22,240	22,573
Lusk Operating LLC	(r)(z)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/17	27,497	25,664	1,031
MB Precision Holdings LLC	(g)	Service & Equipment	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,853	12,853	12,355
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,155	32,241	31,794
P2 Upstream Acquisition Co.	(f)	Service & Equipment	L+400	1.0%	10/30/20	5,101	4,801	4,865
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,825	9,677	8,744
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,531	27,761	25,604
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	10,839	10,833	9,837
Strike, LLC	(e)	Midstream	L+800	1.0%	5/30/19	35,000	34,482	34,475
Strike, LLC	(i)(j)(bb)	Midstream	L+800	1.0%	11/30/22	52,500	50,937	51,975
Sunnova Asset Portfolio 5 Holdings, LLC	(j)(l)(p)	Power	12%, 0.0% PIK (12.0% Max PIK)		11/14/21	149,652	147,435	151,148
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+1100	1.0%	7/20/21	58,614	58,614	58,614
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	5,432	4,275	5,085
Warren Resources, Inc.	(k)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	78,437	78,437	78,437
Warren Resources, Inc.	(e)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	5,590	5,590	5,590

Total Senior Secured Loans—First Lien							1,030,207	994,895
Unfunded Loan Commitments							(82,404)	(82,404)

Net Senior Secured Loans—First Lien							947,803	912,491

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—26.1%
Alison US LLC	(f)(j)(m)	Service & Equipment	L+850	1.0%	8/29/22	$23,722	$22,591	$23,011
Ameriforge Group Inc.	(g)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,352	5,707
AP Exhaust Acquisition, LLC		Service & Equipment	12.0% PIK (12.0% Max PIK)		9/28/21	3,763	3,763	3,279
Arena Energy, LP	(i)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	103,410	103,410	103,927
Ascent Resources—Marcellus, LLC		Upstream	L +750	1.0%	8/4/21	10,000	9,874	1,325
Ascent Resources—Utica, LLC	(g)(j)(k)(l)	Upstream	L+950	1.5%	9/30/18	285,257	284,490	287,753
Brock Holdings III, Inc.	(g)(j)	Service & Equipment	L+825	1.8%	3/16/18	29,605	29,699	28,273
Chief Exploration & Development LLC	(f)(i)	Upstream	L+650	1.3%	5/16/21	36,576	35,139	35,935
Emerald Performance Materials, LLC	(f)	Downstream	L+775	1.0%	8/1/22	11,819	11,754	11,834
EP Energy, LLC	(f)(m)	Upstream	L+875	1.0%	6/30/21	17,209	17,379	18,047
Fieldwood Energy LLC		Upstream	L+713	1.3%	9/30/20	41,047	41,788	29,246
Granite Acquisition, Inc.	(f)	Power	L+725	1.0%	12/19/22	20,150	19,718	19,445
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,372	11,875
Horn Intermediate Holdings, Inc.	(g)(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	50,250
Jonah Energy LLC	(f)(i)	Upstream	L+650	1.0%	5/12/21	34,293	33,325	32,579
Neff Rental LLC	(f)(j)	Service & Equipment	L+625	1.0%	6/9/21	33,789	33,089	33,657
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/17/20	15,000	14,927	14,738
P2 Upstream Acquisition Co.	(f)(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	34,099	34,144	31,243
Titan Energy Operating, LLC	(k)(p)	Upstream	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	104,409	87,134	85,427
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	36,192	36,227	25,696
W3 Co.	(g)(j)	Service & Equipment	L+800	1.3%	9/13/20	14,795	14,943	6,695
WP CPP Holdings, LLC	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	14,680	14,394	13,927

Total Senior Secured Loans—Second Lien							948,762	873,869

Senior Secured Bonds—11.9%
Calpine Corp.	(f)(m)	Power	5.3%		6/1/26	19,800	19,809	19,508
Cheniere Corpus Christi Holdings, LLC	(f)	Midstream	7.0%		6/30/24	4,000	4,134	4,357
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,063	9,645
EP Energy LLC	(h)(m)	Upstream	8.0%		11/29/24	10,000	10,000	10,780
FourPoint Energy, LLC	(j)(k)(l)(p)	Upstream	9.0%		12/31/21	235,125	227,859	240,709
Mirant Mid-Atlantic Trust	(f)(h)	Power	10.1%		12/30/28	31,752	33,838	26,936
Ridgeback Resources Inc.	(k)(m)(p)	Upstream	12.0%		12/29/20	3,887	3,809	3,887
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	80,000	80,000	81,792

Total Senior Secured Bonds							388,512	397,614

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—31.2%
Alta Mesa Holdings, LP	(h)	Upstream	7.9%		12/15/24	$20,425	$20,425	$21,242
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		4/1/21	8,555	7,505	8,384
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,400	13,881
Bellatrix Exploration Ltd.	(f)(h)(m)	Upstream	8.5%		5/15/20	53,590	52,560	52,753
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	43,311	42,479	44,502
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25	5,100	5,093	4,941
Canbriam Energy Inc.	(f)(h)(j)(m)	Upstream	9.8%		11/15/19	115,200	112,341	121,536
Compressco Partners, LP	(f)(h)(m)	Service & Equipment	7.3%		8/15/22	20,050	19,908	18,972
Crestwood Equity Partners L.P.	(f)(m)	Midstream	6.1%		3/1/22	5,500	5,500	5,641
Dynegy Finance I/II Inc.	(f)(m)	Power	7.6%		11/1/24	22,542	21,968	20,894
Dynegy Finance I/II Inc.	(f)(m)	Power	8.0%		1/15/25	12,000	11,995	11,243
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	59,745	53,883	62,334
EP Energy LLC	(h)(m)	Upstream	9.4%		5/1/20	19,970	16,006	18,440
EV Energy Partners, L.P.	(h)(m)	Upstream	8.0%		4/15/19	48,814	36,060	34,609
Extraction Oil & Gas Holdings, LLC	(h)(o)	Upstream	7.9%		7/15/21	37,500	37,500	40,313
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	23,540	22,949	24,473
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,116	15,599
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	4,000	3,945	2,868
GenOn Energy, Inc.	(h)	Power	9.9%		10/15/20	32,698	34,010	22,419
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	795	795	795
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,264	66,831
Global Partners L.P.	(h)(m)(o)	Midstream	7.0%		6/15/23	2,824	2,419	2,744
Great Western Petroleum, LLC	(f)(h)	Upstream	9.0%		9/30/21	23,830	23,692	24,932
Gulfport Energy Corp.	(f)(m)	Upstream	6.0%		10/15/24	10,000	10,000	10,205
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	71,125	67,772	61,760
Laredo Petroleum, Inc.	(f)(m)	Upstream	7.4%		5/1/22	25,384	25,093	26,375
Lonestar Resources America Inc.	(h)	Upstream	8.8%		4/15/19	21,500	21,566	19,780
Martin Midstream Partners L.P.	(f)(h)(m)	Midstream	7.3%		2/15/21	29,660	29,102	29,438
NRG Energy, Inc.	(f)(m)	Power	7.3%		5/15/26	28,000	27,823	27,965
ONEOK, Inc.	(f)(h)(m)	Midstream	7.5%		9/1/23	28,000	26,887	31,910
SandRidge Energy, Inc.	(l)(m)(r)	Upstream	0.0%		10/4/20	10,550	14,060	13,245
Synergy Resources Corp.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	41,700
Talos Production LLC	(h)	Upstream	9.8%		2/15/18	43,250	43,249	24,004
Tenrgys, LLC	(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	73,125
Whiting Petroleum Corp.	(h)(m)	Upstream	5.0%		3/15/19	11,685	10,552	11,739
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,934	24,374

Total Subordinated Debt							1,049,097	1,043,167

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—20.4%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$347
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment	28,942,003	1,447	1,447
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment	7,431,113	7,223	5,945
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment	5,344,680	1,865	4,276
Altus Power America Holdings, LLC, Common Equity	(p)(r)	Power	12,474,205	12,474	12,474
Altus Power America Holdings, LLC, Preferred Equity	(p)(s)	Power	23,981,707	23,982	23,982
AP Exhaust Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	811	811	41
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream	148,692,909	44,700	33,307
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)	Upstream	N/A	5,180	570
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)	Upstream	N/A	740	212
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment	3,201,631	2,991	1,921
Extraction Oil & Gas, Inc. Common Equity	(k)(r)	Upstream	1,140,637	11,250	22,858
Fortune Creek Co-Invest I L.P., LP Interest	(m)(r)(w)(z)	Midstream	N/A	16,697	553
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(p)(q)(r)	Upstream	66,000	66,000	31,845
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(p)(q)(r)	Upstream	12,374	8,176	6,032
FourPoint Energy, LLC, Common Equity, Class E-II Units	(p)(r)(cc)	Upstream	274,688	68,672	125,670
FourPoint Energy, LLC, Common Equity, Class E-III Units	(k)(p)(q)(r)(cc)	Upstream	222,750	55,688	107,477
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment	2,785,562	2,786	2,786
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	472,755	473	827
Lusk Operating LLC, Common Equity	(r)(u)(aa)	Upstream	2,000	1,000	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment	490,213	490	98
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(p)(r)(w)	Upstream	9,599,928	58,985	58,985
SandRidge Energy, Inc., Common Equity	(h)(m)(o)(r)	Upstream	447,491	11,187	10,538
Summit Midstream Partners, LLC, Preferred Equity	(l)	Midstream	24,830	24,830	24,955
Sunnova Energy Corp., Common Equity	(p)(r)	Power	6,667,368	25,026	36,204
Sunnova Energy Corp., Preferred Equity	(p)(r)	Power	578,468	3,080	3,141
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment	3,750,000	6,029	1,875
Synergy Offshore LLC, Preferred Equity	(k)(y)	Upstream	66,250	83,988	89,040
TE Holdings, LLC, Common Equity	(r)(cc)	Upstream	2,225,950	18,921	16,695
TE Holdings, LLC, Preferred Equity	(r)	Upstream	1,475,531	14,734	22,133
Titan Energy, LLC, Common Equity	(k)(p)(r)	Upstream	555,496	17,554	13,332
Warren Resources, Inc., Common Equity	(l)(p)(r)	Upstream	4,415,749	20,754	18,988
White Star Petroleum Holdings, LLC, Common Equity	(r)(cc)	Upstream	4,867,084	4,137	4,745

Total Equity/Other				628,814	683,299

TOTAL INVESTMENTS—116.8%				$3,962,988	3,910,440

LIABILITIES IN EXCESS OF OTHER ASSETS—(16.8%)					(561,546)

NET ASSETS—100.0%					$3,348,894

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 1.00% and the U.S. Prime Lending Rate, or Prime, was 3.75%.
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
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of December 31, 2016, 77.1% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of December 31, 2016, the fair value of securities rehypothecated by BNP was $106,488.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income
Senior Secured Loans—First Lien
Altus Power America, Inc.	—	$88,820	$(16,875)	—	—	$1,349	$73,294	$5,835	—
Sunnova Asset Portfolio 5 Holdings, LLC	—	$258,383	$(114,519)	$1,991	$566	$4,727	$151,148	$21,050	$7,356
Warren Resources, Inc.	—	$78,437	—	—	—	—	$78,437	$11,477	$335
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	—	$85,609	—	$1,525	—	$(1,707)	$85,427	$5,685	—
Senior Secured Bonds
FourPoint Energy, LLC	$222,069	—	$(55,688)	$1,535	—	$72,793	$240,709	$24,737	—
Ridgeback Resources Inc.	—	$3,809	—	—	—	$78	$3,887	$12	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	—	$12,474	—	—	—	—	$12,474	—	—
Altus Power America Holdings, LLC, Preferred Equity	—	$23,982	—	—	—	—	$23,982	$1,554	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	$46,200	—	—	—	—	$(14,355)	$31,845	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	$8,724	—	—	—	—	$(2,692)	$6,032	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	—	$68,672	—	—	—	$56,998	$125,670	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	—	$55,688	—	—	—	$51,789	$107,477	—	—
Ridgeback Resources Inc., Common Equity	—	$58,985	—	—	—	—	$58,985	—	—
Sunnova Energy Corp., Common Equity	—	$25,026	—	—	—	$11,178	$36,204	—	—
Sunnova Energy Corp., Preferred Equity	—	$46,196	$(43,122)	—	$6	$61	$3,141	—	—
Titan Energy, LLC, Common Equity	—	$17,554	—	—	—	$(4,222)	$13,332	—	—
Warren Resources, Inc., Common Equity	—	$20,754	—	—	—	$(1,766)	$18,988	—	—
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
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2016.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2016.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security was on non-accrual status as of December 31, 2016.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

(aa)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held an investment in one portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an "affiliated person" of and deemed to "control" for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income
Senior Secured Loans—First Lien
Lusk Operating LLC	—	$17,414	—	—	—	$(16,383)	$1,031	—	—
Senior Secured Bonds
Sunnova Asset Portfolio 5 Holdings, LLC	$244,349	—	$(244,349)	—	—	—	—	—	—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—	—	—
Sunnova Holdings, LLC, Common Equity	$29,561	—	$(29,561)	—	—	—	—	—	—
(bb)
Position or portion thereof unsettled as of December 31, 2016.
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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—13.4%
American Energy—Woodford, LLC	(h)(q)(y)	Upstream	12.0% PIK (12.0% Max PIK)		12/30/20	$7,806	$5,662	$1,112
FourPoint Energy, LLC	(j)(k)(o)	Upstream	8.0%		12/31/20	290,813	282,012	226,107
FourPoint Energy, LLC	(e)(o)	Upstream	8.0%		12/31/20	18,563	18,470	14,432
Gastar Exploration USA, Inc.	(h)	Upstream	8.6%		5/15/18	5,690	5,393	2,902
Light Tower Rentals, Inc.	(h)(n)	Service & Equipment	8.1%		8/1/19	17,500	17,313	8,947
Lightstream Resources Ltd.	(k)(l)	Upstream	9.9%		6/15/19	62,400	62,400	52,104
Mirant Mid-Atlantic Trust	(f)(h)(n)	Power	10.1%		12/30/28	23,344	26,097	22,556
SandRidge Energy, Inc.	(h)(n)	Upstream	8.8%		6/1/20	46,700	46,598	14,258

Total Senior Secured Bonds							463,945	342,418
Unfunded Bond Commitment							(18,470)	(18,470)

Net Senior Secured Bonds							445,475	323,948

Subordinated Debt—24.0%
Alta Mesa Holdings, LP	(h)(n)	Upstream	9.6%		10/15/18	18,451	18,376	6,481
Archrock Partners, L.P.	(h)(l)	Midstream	6.0%		4/1/21	3,055	2,625	2,452
Archrock Partners, L.P.	(h)(l)	Midstream	6.0%		10/1/22	10,533	8,858	8,124
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	7.8%		1/15/21	28,285	25,869	5,648
Atlas Energy Holdings Operating Co., LLC	(h)	Upstream	9.3%		8/15/21	24,460	23,574	5,022
Bellatrix Exploration Ltd.	(f)(h)(l)	Upstream	8.5%		5/15/20	45,590	44,731	30,716
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	27,500	27,261	23,684
Calpine Corp.	(f)(l)	Power	5.8%		1/15/25	5,100	5,093	4,501
Canbriam Energy Inc.	(h)(j)(l)	Upstream	9.8%		11/15/19	115,200	111,556	104,256
Chaparral Energy Inc.	(h)(n)	Upstream	7.6%		11/15/22	15,225	16,150	3,191
Compressco Partners, LP	(f)(h)(l)	Service & Equipment	7.3%		8/15/22	20,050	19,889	14,862
Crestwood Equity Partners L.P.	(f)(l)	Midstream	6.1%		3/1/22	5,500	5,500	3,827
Dynegy Finance I/II Inc.	(f)(l)	Power	7.6%		11/1/24	17,080	16,654	14,603
Eclipse Resources Corp.	(h)(l)	Upstream	8.9%		7/15/23	27,500	26,949	13,234
EV Energy Partners, L.P.	(h)(n)	Upstream	8.0%		4/15/19	25,560	21,221	12,716
Everest Acquisition LLC	(f)(l)	Upstream	9.4%		5/1/20	14,250	14,250	9,054
Genesis Energy, L.P.	(f)(l)	Midstream	6.8%		8/1/22	12,100	11,688	10,179
GenOn Energy, Inc.	(f)(h)(n)	Power	9.9%		10/15/20	42,698	44,669	31,383
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	5,000	4,795	4,371
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	635
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2015
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Partners L.P.	(f)(h)(l)(n)	Midstream	6.3%		7/15/22	$68,350	$68,350	$54,424
Jones Energy, Inc.	(h)(n)	Upstream	6.8%		4/1/22	8,000	8,000	4,345
Jupiter Resources Inc.	(h)(l)	Upstream	8.5%		10/1/22	71,125	67,291	28,539
Kenan Advantage Group, Inc.	(f)	Service & Equipment	7.9%		7/31/23	11,970	11,970	11,820
Legacy Reserves LP	(h)	Upstream	8.0%		12/1/20	16,750	16,499	3,371
Legacy Reserves LP	(h)	Upstream	6.6%		12/1/21	14,000	13,847	3,028
Lonestar Resources America Inc.	(h)(n)	Upstream	8.8%		4/15/19	21,500	21,591	13,231
Martin Midstream Partners L.P.	(f)(l)	Midstream	7.3%		2/15/21	15,658	16,144	13,877
Memorial Production Partners L.P.	(h)	Upstream	6.9%		8/1/22	12,250	12,059	3,690
ONEOK, Inc.	(f)(h)(l)(n)	Midstream	7.5%		9/1/23	28,000	26,771	23,363
Seven Generations Energy Ltd.	(f)(l)	Upstream	6.8%		5/1/23	6,150	5,612	5,220
Talos Production LLC	(f)(h)(n)	Upstream	9.8%		2/15/18	43,250	43,258	17,841
Tenrgys, LLC	(i)(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	64,875
Whiting Petroleum Corp.	(f)(l)	Upstream	5.0%		3/15/19	4,685	4,124	3,562
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	14,300	14,376	13,978

Total Subordinated Debt							860,872	579,740

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, the Company had eight wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company's consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's consolidated financial statements. In making its determination of fair value, the Company's board of trustees may use any approved independent third-party pricing or valuation services. However, the Company's board of trustees is not required to determine fair value in accordance with the valuation provided by any single

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

source, and may use any relevant data, including information obtained from FS Advisor or any approved independent third-party valuation or pricing service that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS Advisor's management team, any approved independent third-party valuation services and the Company's board of trustees may consider when determining the fair value of its investments.

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

        The fair values of the Company's investments are determined in good faith by its board of trustees. The Company's board of trustees is solely responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

consistently applied valuation process. The Company's board of trustees has delegated day-to-day responsibility for implementing its valuation policy to FS Advisor's management team, and has authorized FS Advisor's management team to utilize independent third-party valuation and pricing services that have been approved by its board of trustees. The valuation committee is responsible for overseeing FS Advisor's implementation of the valuation policy.

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

        Offering Costs:    The Company's offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company's continuous public offering of its common shares. Historically, the Company charged offering costs against capital in excess of par value on its consolidated balance sheets. Following discussions with the Staff of the Division of Investment Management of the SEC, the Company determined to change its accounting treatment of offering costs and defer and amortize such costs as an expense over twelve months. The Company evaluated this change in accounting treatment of offering costs, which it implemented effective January 1, 2016, and determined that it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Following the closing of the Company's continuous public offering to new investors in November 2016, all deferred offering costs were expensed.

        Income Taxes:    The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC and maintain RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its shareholders, in respect of each tax year, dividends of an amount generally at least equal to 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

regarding to any deduction for dividends paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes as dividends to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax treatment each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not timely distribute dividends each calendar year of an amount at least equal to the sum of 98% of ordinary income (taking into account certain deferrals and elections) for the calendar year, 98.2% of any capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year, and any recognized and undistributed ordinary income from prior years for which it paid no income taxes. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. During the years ended December 31, 2016, 2015 and 2014, the Company accrued $209, $313 and $912, respectively, in estimated income and excise taxes payable in respect of income received.

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, the Company did not incur any interest or penalties.

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

        Distributions:    Distributions to the Company's shareholders are recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company intends to authorize, declare and pay ordinary cash distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

        Reclassifications:    Certain amounts in the consolidated financial statements for the years ended December 31, 2015 and 2014 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2016. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	51,914,810	$388,426	59,008,526	$547,181	115,484,191	$1,243,930
Reinvestment of Distributions	25,722,629	180,011	18,641,269	152,401	11,419,099	110,766

Total Gross Proceeds	77,637,439	568,437	77,649,795	699,582	126,903,290	1,354,696
Commissions and Dealer Manager Fees	—	(33,699)	—	(48,351)	—	(114,862)

Net Proceeds to Company	77,637,439	534,738	77,649,795	651,231	126,903,290	1,239,834
Share Repurchase Program	(9,685,608)	(67,307)	(4,833,902)	(40,009)	(1,041,178)	(10,262)

Net Proceeds from Share Transactions	67,951,831	$467,431	72,815,893	$611,222	125,862,112	$1,229,572

Public Offering of Shares

        In November 2016, the Company closed its continuous public offering of common shares to new investors. The Company sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan during that period. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of March 1, 2017, the Company had raised total gross proceeds of $4,446,227, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the years ended December 31, 2016, 2015 and 2014, the Company sold 77,637,439, 77,649,795 and 126,903,290 common shares for gross proceeds of $568,437, $699,582 and $1,354,696, respectively, at an average price per share of $7.32, $9.01 and $10.68, respectively. The gross proceeds received during the years ended December 31, 2016, 2015 and 2014 include reinvested shareholder distributions of $180,011, $152,401 and $110,766, respectively, for which the Company issued 25,722,629, 18,641,269 and 11,419,099 common shares, respectively. During the period from January 1, 2017 to March 1, 2017, the Company issued 4,040,717 common shares pursuant to its distribution reinvestment plan for gross proceeds of $31,268 at an average price per share of $7.74.

        The proceeds from the issuance of common shares as presented on the Company's consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $33,699, $48,351 and $114,862 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

        On October 13, 2016, the Company amended the terms of its share repurchase program, or the amended share repurchase program, which was first effective for the Company's quarterly repurchase offer for the fourth quarter of 2016. Prior to amending the share repurchase program, the Company offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2016, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	174,181	100%	0.10%	$9.720	$1,693
March 31, 2014	April 2, 2014	158,723	100%	0.08%	$9.810	$1,557
June 30, 2014	July 2, 2014	401,302	100%	0.17%	$9.900	$3,973
September 30, 2014	October 1, 2014	306,972	100%	0.11%	$9.900	$3,039
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	0.15%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	0.22%	$8.730	$6,258
June 30, 2015	July 1, 2015	955,664	100%	0.28%	$8.820	$8,429
September 30, 2015	October 7, 2015	2,711,088	100%	0.76%	$7.875	$21,350
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	$13,938
June 30, 2016	July 6, 2016	1,788,021	100%	0.43%	$7.200	$12,874
September 30, 2016	October 5, 2016	2,983,921	100%	0.69%	$7.425	$22,156

        On January 3, 2017, the Company repurchased 2,239,480 common shares (representing 100% of common shares tendered for repurchase and 0.51% of the shares outstanding as of such date) at $7.700 per share for aggregate consideration totaling $17,244.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        Under the investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FS Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company's continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company's continuous public offering, including costs associated with technology integration between the Company's systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FS Advisor's personnel, employees of its affiliates and others while engaged in registering and marketing the Company's common shares, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company's organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, were recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company are deferred and amortized as an expense over twelve months. Following the closing of the Company's continuous public offering to new investors in November 2016, all deferred offering costs were expensed.

        The dealer manager for the Company's continuous public offering was FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, which is one of the Company's affiliates. Under the dealer manager agreement among the Company, FS Advisor and FS Investment Solutions, or the dealer manager agreement, FS Investment Solutions was entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company's continuous public offering, all or a portion of which were re-allowed to selected broker-dealers and financial representatives. The dealer manager agreement terminated in connection with the closing of the Company's continuous public offering in November 2016.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$76,580	$75,997	$61,970
FS Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	—	—	$(10,993)
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$5,774	$31,016	$32,072
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,870	$4,056	$3,831
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$3,548	$4,238	$3,279
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	$6,545	$9,251	$22,194

(1)
During the years ended December 31, 2016, 2015 and 2014, $74,063, $75,571 and $54,809, respectively, in base management fees were paid to FS Advisor. As of December 31, 2016, $20,855 in base management fees were payable to FS Advisor.

(2)
During the years ended December 31, 2016 and 2015, the Company did not accrue any capital gains incentive fees. During the year ended December 31, 2014, the Company reversed $10,993 of capital gains incentive fees previously accrued based on the performance of its portfolio. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. The Company did not pay any capital gains incentive fees to FS Advisor during the year ended December 31, 2016 or 2015. The Company paid FS Advisor $2,857 in capital gains incentive fees during the year ended December 31, 2014. As of December 31, 2016, the Company did not have any accrued capital gains incentive fees.

(3)
During the years ended December 31, 2016, 2015 and 2014, $17,822, $31,110 and $26,716, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2016, the Company did not have a subordinated incentive fee on income payable to FS Advisor.

(4)
During the years ended December 31, 2016, 2015 and 2014, $3,704, $3,784 and $3,508, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $4,265, $3,837 and $2,596, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2016, 2015 and 2014.

(5)
During the years ended December 31, 2016, 2015 and 2014, the Company incurred offering costs of $4,675, $8,950 and $7,536, respectively, of which $3,548, $4,238 and $3,279, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of March 1, 2017, the Company has issued an aggregate of 5,933,192 common shares (as adjusted for share distributions) for aggregate gross proceeds of approximately $49,675 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Global Advisor, LLC and FS Energy Advisor, LLC the investment advisers to FS Investments' other affiliated BDCs, affiliated closed-end management investment company and affiliated closed-end management investment company that operates as an interval fund. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund and FS Energy Total Return Fund. While none of FS Advisor, FB Income Advisor, LLC, FSIC II Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC, FS Global Advisor, LLC or FS Energy Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund or FS Energy Total Return Fund, respectively, any, or all, may do so in the future. In the event that FS Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategy, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. In addition, even in the absence of FS Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, FS Global Credit Opportunities Fund and/or FS Energy Total Return Fund rather than to the Company.

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

Expense Reimbursement

        Pursuant to an expense support and conditional reimbursement agreement, amended and restated as of May 16, 2013, or the expense reimbursement agreement, FS Investments has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.

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

        As of December 31, 2016 and 2015 and 2014, the Company had no reimbursements due from FS Investments and no further amounts remained subject to repayment by the Company to FS Investments in the future.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the years ended December 31, 2016, 2015 and 2014, FS Benefit Trust purchased $142, $104 and $49, respectively, of the Company's common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.6882	$163,043
2015	$0.7085	$238,833
2016	$0.7085	$288,982

        Effective November 30, 2016, and subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company intends to authorize, declare and pay regular cash distributions on a monthly basis. On December 23, 2016, January 30, 2017 and February 27, 2017, the Company's board of trustees declared regular monthly cash distributions for January 2017, February

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

2017 and March 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company's board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        On October 13, 2016, the Company further amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 30, 2016. Under the original plan, cash distributions to participating shareholders were reinvested in additional common shares at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating shareholders will be reinvested in additional common shares at a purchase price determined by the Company's board of trustees, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per common share as determined in good faith by the Company's board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.

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

        No portion of the distributions paid during the years ended December 31, 2016, 2015 and 2014 was funded through the reimbursement of operating expenses by FS Investments. During the years ended December 31, 2016, 2015 and 2014, the Company did not repay any amounts to FS Investments for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	273,529	95%	224,586	94%	145,745	89%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	10,509	7%
Long-term capital gains proceeds from the sale of assets	—	—	14,247	6%	6,789	4%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of investments in portfolio companies	15,453	5%	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$288,982	100%	$238,833	100%	$163,043	100%

(1)
During the years ended December 31, 2016, 2015 and 2014, 79.8%, 87.2% and 90.9%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned, 3.9%, 2.6% and 2.0%, respectively, was attributable to non-cash income earned. In addition, 13.3%, 8.1% and 5.8%, respectively, was attributed to paid-in-kind, or PIK, interest and 3.0%, 2.1% and 1.3%, respectively, was attributed to accretion of discount during the years ended December 31, 2016, 2015 and 2014.

        The Company's net investment income on a tax basis for the years ended December 31, 2016 and 2015 and 2014 was $262,430, $234,163 and $145,745, respectively. As of December 31, 2016 and 2015, the Company had $19 and $15,496, respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the year ended December 31, 2016, the Company saw positive developments in its investment portfolio and a subsequent increase in its net asset value. However, certain investments in the portfolio were restructured or experienced defaults due to the recently depressed prices of oil and natural gas, and the Company may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by the Company. As a result, the Company is evaluating the current distribution rate payable on its common shares and there can be no assurance that the Company will be able to maintain a monthly cash distribution amount of $0.059042 per common share.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount, certain amendment fees and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
GAAP-basis net investment income	$231,647	$227,595	$174,889
Reversal of incentive fee accrual on unrealized gains	—	—	(10,993)
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(5,791)	(10,185)	(19,579)
GAAP vs. tax-basis consolidation of subsidiaries	18,088	9,252	2,798
Income subject to tax not recorded for GAAP	13,834	9,396	—
Other miscellaneous differences	4,652	(1,895)	(1,370)

Tax-basis net investment income	$262,430	$234,163	$145,745

        The Company may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2016, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated net realized gains (losses) on investments and gain/loss on foreign currency by $14,120 and $64,199, respectively, and reduced capital in excess of par value by $78,319. In addition, during the year ended December 31, 2016, the Company reduced capital in excess of par value by $15,453 to reflect distributions received by the Company from investments in portfolio companies, which will be treated as a return of capital for tax purposes. During the year ended December 31, 2015, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated net realized gains (losses) on investments and gain/loss on foreign currency by $6,674 and $8,299, respectively, and reduced capital in excess of par value by $14,973.

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2016	2015
Distributable ordinary income, net of distributions received from investments in portfolio companies	$19	$9,578
Accumulated capital losses(1)	(367,653)	(200,191)
Other temporary differences	79	56
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(115,266)	(831,920)

Total	$(482,821)	$(1,022,477)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses, as applicable. As of December 31, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $63,900 and $303,753, respectively.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

(2)
As of December 31, 2016 and 2015, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $224,411 and $44,089, respectively. As of December 31, 2016 and 2015, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $339,677 and $876,009, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,014,678 and $3,895,733 as of December 31, 2016 and 2015, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(115,266) and $(831,920) as of December 31, 2016 and 2015, respectively.

        As of December 31, 2016 and 2015, the Company had deferred tax liabilities of $46,278 and $23,252, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and deferred tax assets of $81,116 and $33,224, respectively, resulting from net operating and capital losses of the Company's wholly-owned taxable subsidiaries. As of December 31, 2016 and 2015, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of $34,838 and $9,972, respectively. For the years ended December 31, 2016 and 2015, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$947,803	$912,491	23%	$1,055,070	$929,790	30%
Senior Secured Loans—Second Lien	948,762	873,869	22%	1,213,716	923,402	30%
Senior Secured Bonds	388,512	397,614	10%	445,475	323,948	11%
Subordinated Debt	1,049,097	1,043,167	27%	860,872	579,740	19%
Equity/Other	628,814	683,299	18%	319,274	312,618	10%

	$3,962,988	$3,910,440	100%	$3,894,407	$3,069,498	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        As of December 31, 2016, except for Altus Power America, Inc., in which the Company held a first lien senior secured loan, Altus Power America Holdings, LLC, in which the Company held two equity/other investments, FourPoint Energy, LLC, in which the Company held a senior secured bond and four equity/other investments, Ridgeback Resources Inc., in which the Company held a senior secured bond and an equity/other investment, Sunnova Energy Corp., in which the Company held two equity/other investments, Sunnova Asset Portfolio 5 Holdings, LLC, in which the Company held a first lien senior secured loan, Titan Energy Operating, LLC, in which the Company held a second lien senior secured loan and an equity/other investment, Warren Resources Inc., in which the Company held a first lien senior secured loan and an equity/other investment, and Lusk Operating LLC, in which the Company held a first lien senior secured loan and an equity/other investment, the Company was not an "affiliated

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

person" of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2016, except for Lusk Operating LLC, in which the Company held a first lien senior secured loan and an equity/other investment, the Company did not "control" any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to "control" a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if it owned 5% or more of its voting securities.

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

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, the Company had four senior secured loan investments with aggregate unfunded commitments of $82,404 and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. As of December 31, 2015, the Company had four senior secured loan investments with aggregate unfunded commitments of $67,365, one senior secured bond investment with an unfunded commitment of $18,470 and five equity/other investments with aggregate unfunded commitments of $33,890. As of December 31, 2015, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Sunnova Holdings, LLC and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,270,769	58%	$1,689,705	55%
Midstream	343,713	9%	215,906	7%
Downstream	49,623	1%	12,195	0%
Power	523,153	13%	519,593	17%
Service & Equipment	723,182	19%	632,099	21%

Total	$3,910,440	100%	$3,069,498	100%

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

        As of December 31, 2016 and 2015, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016	December 31, 2015
Level 1—Price quotations in active markets	$46,728	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,863,712	3,069,498

Total	$3,910,440	$3,069,498

        The Company's investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixteen senior secured loan investments, three senior secured bond investments and seven subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Twenty-eight of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of December 30, 2016. One senior secured loan investment, which was newly issued and purchased near December 31, 2016, was valued at cost as the Company's board of trustees determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including two of its equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The following is a reconciliation for the years ended December 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498
Accretion of discount (amortization of premium)	4,048	3,036	1,440	6,105	1,356	15,985
Net realized gain (loss)	(57,093)	(71,615)	(39,217)	(94,508)	11,002	(251,431)
Net change in unrealized appreciation (depreciation)	89,968	215,421	130,629	275,202	54,404	765,624
Purchases	307,960	203,980	147,795	410,587	377,866	1,448,188
Paid-in-kind interest	13,579	10,486	468	1,062	15,305	40,900
Sales and redemptions	(375,761)	(410,841)	(167,449)	(135,021)	(135,980)	(1,225,052)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$37,758	$76,863	$60,527	$145,201	$97,503	$417,852

	For the Year Ended December 31, 2015
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$854,825	$989,972	$285,485	$940,313	$304,582	$3,375,177
Accretion of discount (amortization of premium)	3,300	2,101	1,376	1,716	1,425	9,918
Net realized gain (loss)	(34,084)	(2,776)	(16,753)	(147,946)	—	(201,559)
Net change in unrealized appreciation (depreciation)	(98,160)	(220,305)	(82,049)	(96,933)	(39,589)	(537,036)
Purchases	439,617	261,831	196,821	258,418	39,260	1,195,947
Paid-in-kind interest	13,605	5,503	238	611	7,628	27,585
Sales and redemptions	(249,313)	(112,924)	(61,170)	(376,439)	(688)	(800,534)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(109,244)	$(243,622)	$(80,665)	$(226,309)	$(39,589)	$(699,429)

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2016 and 2015 were as follows:

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$581,550	Market Comparables	Market Yield (%)	8.0% - 17.8%	11.5%
	1,024	Other(2)	Other(2)	N/A	N/A
	329,917	Market Quotes	Indicative Dealer Quotes	72.0% - 102.0%	93.7%
Senior Secured Loans—Second Lien	530,636	Market Comparables	Market Yield (%)	8.8% - 22.9%	12.7%
	343,233	Market Quotes	Indicative Dealer Quotes	12.0% - 105.4%	89.6%
Senior Secured Bonds	326,388	Market Comparables	Market Yield (%)	7.5% - 9.0%	8.0%
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	71,226	Market Quotes	Indicative Dealer Quotes	84.2% - 109.3%	96.6%
Subordinated Debt	122,821	Market Comparables	Market Yield (%)	7.5% - 15.3%	11.2%
	920,346	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	97.7%
Equity/Other	594,404	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	9.4x
			Production Multiples (Mmb/d)	$2,225.0 - $55,000.0	$41,329.5
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.9
			PV-10 Multiples (x)	0.3x - 2.1x	0.7x
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
			Undeveloped Acreage Multiple ($/acre)	$8,000.0 - $10,000.0	$9,000.0
			Market Yield (%)	10.0% - 14.3%	12.2%
		Discounted Cash Flow	Discount Rate (%)	9.3% - 24.8%	23.7%
	3,339	Other(2)	Other(2)	N/A	N/A
	38,828	Market Quotes	Indicative Dealer Quotes	$7.0 - $16.0	$10.7

Total	$3,863,712

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

Note 8. Financing Arrangements

        The following table presents a summary of information with respect to the Company's outstanding financing arrangements as of December 31, 2016 and 2015:

	As of December 31, 2016
Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%(1)	$113,737	$186,263	September 27, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%(3)	$200,000	$115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(4)	$155,000	—	November 6, 2020
Goldman Facility	Repurchase	L+3.38%(5)	$325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$50,328	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$29,600	$30,400	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under the BNP facility will accrue interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.35%.

(2)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the BNP facility.

(3)
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

(4)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%

(5)
Prior to September 21, 2016, borrowings under the Goldman facility accrued interest at a rate equal to LIBOR plus 2.75% per annum. Beginning on September 21, 2016, borrowings under the Goldman facility accrue interest at a rate equal to LIBOR plus 3.38% per annum.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $918,992 and 3.69%, respectively. As of December 31, 2016, the Company's weighted average effective interest rate on borrowings was 3.85%.

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

Barclays Credit Facility

        On May 18, 2016, Bryn Mawr Funding LLC, or Bryn Mawr Funding, a wholly-owned subsidiary, entered into a revolving credit facility, or the Barclays credit facility, with Barclays Bank PLC, or Barclays, as administrative agent, and the lenders from time to time party thereto. The Barclays credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $100,000, including a subfacility for the issuance of letters of credit for Bryn Mawr Funding's account in an aggregate face amount of up to $10,000. Bryn Mawr Funding's obligations to Barclays under the Barclays credit facility are secured by a first priority security interest in substantially all of the assets of Bryn Mawr Funding, including its portfolio of assets and the assets of its subsidiaries, subject to customary exceptions. In addition, the Company has agreed to guaranty the obligations of Barclays and grant a first priority lien in favor of Barclays, for the benefit of the lenders, on the membership interests in Bryn Mawr Funding.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        The Barclays credit facility provides for a four year revolving period followed by a one year term-out period, after which time all outstanding advances and other amounts will become due and payable. Interest under the Barclays credit facility for (i) loans for which the Company elects the eurocurrency option is payable at a rate equal to LIBOR plus 3.25% per annum; and (ii) loans for which the Company elects the base rate option is payable at a rate equal to 2.25% per annum plus the greatest of (a) the U.S. Prime Rate, (b) the federal funds effective rate for such day plus 0.50%, (c) three-month LIBOR plus 1.00% per annum and (d) zero. Bryn Mawr Funding will pay a commitment fee of 0.375% per annum on the unused portion of the commitments under the Barclays credit facility during the revolving period and letter of credit participation fees and a fronting fee on the average daily amount of any letters of credit issued under the Barclays credit facility. Interest and fees are payable in arrears at the end of each interest period or three-month measurement period, as applicable, and, in each case, began on October 31, 2016.

        As of December 31, 2016, no amount was outstanding under the Barclays credit facility. The carrying amount outstanding under the Barclays credit facility approximates its fair value. The Company incurred costs of $283 in connection with obtaining the Barclays credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays credit facility. As of December 31, 2016, $254 of such deferred financing costs had yet to be amortized to interest expense.

        For the year ended December 31, 2016, the components of total interest expense for the Barclays credit facility were as follows:

Year Ended December 31, 2016
Non-usage fees	$238
Amortization of deferred financing costs	29

Total interest expense	$267

        For the year ended December 31, 2016, cash paid for interest expense was $173.

        In connection with the Barclays credit facility, Bryn Mawr Funding has made certain representations and warranties and must comply with various covenants and reporting requirements, in each case, customary for financings of this type, including the following financial covenants: (a) the Company's minimum consolidated shareholders' equity, as determined in accordance with GAAP and measured as of each quarter-end, must be at least $1,500,000; (b) the Company must maintain at all times a 200% asset coverage ratio; and (c) Bryn Mawr Funding must maintain, as of each quarter-end, an adjusted asset coverage ratio of 350%.

        The Barclays credit facility contains events of default customary for financings of this type as described in the loan documentation. Upon the occurrence of certain events of default, Barclays, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Barclays credit facility immediately due and payable. Upon the occurrence of other events of default, the commitments will automatically terminate and the outstanding advances and other obligations under the Barclays credit facility will become immediately due and payable. During the continuation of certain events of default and subject, in certain cases, to the instructions of the lenders, the Company must pay interest at a default rate.

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

        The Company may contribute securities to Berwyn Funding from time to time, subject to certain restrictions set forth in the committed facility agreement, and will retain a residual interest in any securities contributed through its ownership of Berwyn Funding or will receive fair market value for any securities sold to Berwyn Funding. Berwyn Funding may purchase additional securities from various sources. Berwyn Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. Berwyn Funding will pledge certain of its securities as collateral to secure borrowings under the BNP facility. Such pledged securities will be held in a segregated custody account with State Street. The value of securities required to be pledged by Berwyn Funding is determined in accordance with the margin requirements described in the BNP financing agreements. Berwyn Funding's obligations to BNP under the BNP facility are secured by a first priority security interest in substantially all of the assets of Berwyn Funding, including its portfolio of securities. The obligations of Berwyn Funding under the BNP facility are non-recourse to the Company and the Company's exposure under the BNP facility is limited to the value of the Company's investment in Berwyn Funding. On May 4, 2016, Berwyn Funding entered into an amendment to the BNP financing arrangements that permits Berwyn Funding to enter into trades, including but not limited to purchasing options, through the prime brokerage arrangement provided under the BNP financing arrangements.

        Borrowings under the BNP facility accrue interest at a rate equal to three-month LIBOR plus 1.10% per annum. Berwyn Funding is required to pay a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the BNP facility is not borrowed. On May 4, 2016, Berwyn Funding entered into an amendment to the BNP facility which will increase the (i) interest rate payable on borrowings to LIBOR plus 1.35% per annum effective on and after January 2, 2017 and (ii) the commitment fee payable on all unused amounts to, effective on and after January 2, 2017, (a) 0.65% per annum on unused amounts so long as 75% or more of the facility amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Subject to certain cancellation rights, and absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of December 31, 2016 and 2015, $113,737 was outstanding under the BNP facility. The carrying amount outstanding under the BNP facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the BNP facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of December 31, 2016, all of the deferred financing costs had been amortized to interest expense.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the BNP facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$2,135	$2,983	$1,822
Non-usage fees	1,038	507	573
Amortization of deferred financing costs	—	76	349

Total interest expense	$3,173	$3,566	$2,744

        For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$3,169	$3,528	$2,132
Average borrowings under the BNP facility	$113,737	$209,117	$134,436
Effective interest rate on borrowings	2.10%	1.71%	1.36%
Weighted average interest rate (including the effect of non-usage fees)	2.79%	1.67%	1.78%

(1)
Interest under the BNP facility is paid monthly in arrears.

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP facility contains customary events of default and other termination events for similar financing transactions, including (a) the occurrence of a default or similar condition under certain third-party contracts by the Company and Berwyn Funding; (b) any change in BNP's interpretation of applicable law that, in the reasonable opinion of counsel to BNP, has the effect of impeding or prohibiting the BNP facility; (c) certain events of insolvency or bankruptcy by the Company or Berwyn Funding; (d) specified material reductions in the Company's or Berwyn Funding's net asset value; (e) any change in the Company's fundamental or material investment policies; and (f) the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as investment adviser to the Company and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the BNP facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the BNP facility, BNP may either reduce the amount of rehypothecated

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the years ended December 31, 2016, 2015 and 2014, Berwyn Funding received a fee of $1, $1 and $19, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of December 31, 2016 and 2015, the fair value of those securities rehypothecated by BNP was $106,488 and $108,340, respectively.

        Borrowings of Berwyn Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Citibank Credit Facility

        On March 24, 2015, EP Funding LLC, or EP Funding, the Company's wholly-owned, special-purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Citibank credit facility, with Citibank, N.A., or Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Citibank credit facility provided for borrowings in an aggregate principal amount up to $175,000 on a committed basis. Prior to the termination of the Citibank credit facility, borrowings under the Citibank credit facility accrued interest at a rate equal to three-month LIBOR plus 2.75% per annum. Under the Citibank credit facility, EP Funding was subject to a non-usage fee of 0.50% per annum to the extent that the aggregate principal amount available under the Citibank credit facility was not borrowed.

        As of December 31, 2016 and 2015, no amounts remained outstanding under the Citibank credit facility. The carrying amount outstanding under the Citibank credit facility approximated its fair value. The Company incurred costs of $657 in connection with obtaining the Citibank credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Citibank credit facility.

        For the years ended December 31, 2015 and 2014, the components of total interest expense for the Citibank credit facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$471	$4,763
Non-usage fees	—	1
Amortization of deferred financing costs	130	328

Total interest expense	$601	$5,092

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Citibank credit facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$1,011	$4,903
Average borrowings under the Citibank credit facility(2)	$70,020	$171,151
Effective interest rate on borrowings	—	2.98%
Weighted average interest rate (including the effect of non-usage fees)	2.99%	2.78%

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

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto. The Deutsche Bank credit facility subsequently was amended multiple times, most recently, to set the maximum commitments under the Deutsche Bank credit facility at $315,000 and extend the maturity date to June 11, 2017.

        Under the Deutsche Bank credit facility, the Company has transferred from time to time cash or securities to FSEP Funding as a contribution to capital and retains a residual interest in the contributed cash or securities through the Company's ownership of FSEP Funding. The Company may contribute additional cash or securities to FSEP Funding from time to time and FSEP Funding may purchase additional securities from various sources. FSEP Funding has appointed the Company to manage its portfolio of securities pursuant to the terms of an investment management agreement. FSEP Funding's obligations to the lenders under the Deutsche Bank credit facility are secured by a first priority security interest in substantially all of the assets of FSEP Funding, including its portfolio of securities. The obligations of FSEP Funding under the Deutsche Bank credit facility are non-recourse to the Company and the Company's exposure under the Deutsche Bank credit facility is limited to the value of the Company's investment in FSEP Funding.

        During the period from June 24, 2011 to June 10, 2016, interest on borrowings under the Deutsche Bank credit facility accrued at a rate equal to LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 1.80% per annum. Beginning June 11, 2016, interest on borrowings under the Deutsche Bank credit facility is based on LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 2.05% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the Deutsche Bank credit facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2017.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        As of December 31, 2016 and 2015, $200,000 and $280,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $4,443 in connection with obtaining and amending the Deutsche Bank credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of December 31, 2016, $487 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$5,775	$5,951	$5,046
Non-usage fees	834	456	385
Amortization of deferred financing costs	1,145	1,036	763

Total interest expense	$7,754	$7,443	$6,194

        For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$6,591	$6,316	$5,294
Average borrowings under the Deutsche Bank credit facility	$216,612	$280,000	$245,260
Effective interest rate on borrowings	2.89%	2.30%	2.04%
Weighted average interest rate (including the effect of non-usage fees)	3.05%	2.29%	2.21%

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

        In connection with the Deutsche Bank credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Deutsche Bank credit facility contains customary events of default for similar financing transactions, including (a) the failure to make

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

principal payments when due or interest payments within three business days of when due; (b) borrowings under the Deutsche Bank credit facility exceeding the applicable advance rates; (c) the purchase by FSEP Funding of certain ineligible assets; (d) the insolvency or bankruptcy of FSEP Funding or the Company; (e) the Company ceasing to act as investment manager of FSEP Funding's assets; (f) the decline of the Company's net asset value below a specified threshold; and (g) fraud or other illicit acts by the Company, FS Advisor or GSO in its or their investment advisory capacities. During the continuation of an event of default, FSEP Funding must pay interest at a default rate.

        Borrowings of FSEP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Fortress Facility

        On November 6, 2015, Foxfields Funding LLC, or Foxfields Funding, a wholly-owned financing subsidiary of the Company, entered into a senior secured multiple draw term loan facility, or the Fortress facility, with Fortress as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress facility, as amended, provides for $155,000 of term loans available to be borrowed during the first two years after the initial closing date of November 6, 2015 with an option for the Company to request, at one or more times during the first two years after the closing date, that existing or new lenders, at their election provide up to $45,000 of additional commitments.

        Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR accrues at a rate equal to LIBOR (subject to a floor of 0.75%) plus 5.00% per annum, and (ii) loans bearing interest by reference to the base rate accrues at 4.00% per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 1.75% per annum. Interest is payable quarterly in arrears and began accruing during the quarter ended March 31, 2016. During the first year after the closing date, Foxfields Funding is subject to a commitment fee at a rate equal to 1.00% per annum of the average daily undrawn amount under the Fortress facility. Under certain conditions, Foxfields Funding will be subject to a prepayment premium if all or any part of the principal balance of the borrowings is prepaid prior to a date that is two years after the closing date. Foxfields Funding incurred certain customary fees, costs and expenses in connection with obtaining the Fortress facility.

        As of December 31, 2016 and 2015, $155,000 and $89,600, respectively, was outstanding under the Fortress facility. The carrying amount outstanding under the Fortress facility approximates its fair value. The Company incurred costs of $1,342 in connection with obtaining and amending the Fortress facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Fortress facility. As of December 31, 2016, $1,045 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2016 and 2015, the components of total interest expense for the Fortress facility were as follows:

	Year Ended December 31,
	2016	2015
Direct interest expense	$5,890	$507
Non-usage fees	613	140
Amortization of deferred financing costs	270	27

Total interest expense	$6,773	$674

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

	Year Ended December 31,
	2016	2015
Cash paid for interest expense(1)	$5,093	$—
Average borrowings under the Fortress facility(2)	$100,679	$56,714
Effective interest rate on borrowings	5.77%	5.75%
Weighted average interest rate (including the effect of non-usage fees)	6.46%	7.33%

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

        The Fortress facility contains events of default customary for facilities of this type as described in the loan documentation. Upon the occurrence of an event of default, Fortress, at the instruction or with the consent of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Fortress facility immediately due and payable. During the continuation of certain events of default, the Company must pay interest at a default rate.

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

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of December 31, 2016 and 2015, the fair value of assets held by Gladwyne Funding was $790,990 and $642,954, respectively, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding secure the obligations of Gladwyne Funding under certain Floating

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the Second Supplemental Indenture dated as of September 21, 2016, or the Indenture, with Citibank N.A., as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of December 31, 2016, Strafford Funding had purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility (as defined below).

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

        Strafford Funding, in turn, entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, as supplemented by the second amended and restated master confirmation dated as of September 21, 2016, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of December 31, 2016, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes available to be purchased under the Goldman facility, for a total purchase price equal to $325,000.

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

        Goldman may require Strafford Funding to post cash collateral if the market value of the Notes (measured by reference to the market value of Gladwyne Funding's portfolio of assets) declines and is less than the required margin amount under the Goldman facility. In such event, in order to satisfy any such margin-posting requirements, Strafford Funding has the option to borrow funds from the Company pursuant to an uncommitted revolving credit agreement, dated as of September 11, 2014 and amended and restated on September 21, 2016, between Strafford Funding, as borrower, and the Company, as lender, or the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $325,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

        As of December 31, 2016 and 2015, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $325,000 and $324,984, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of December 31, 2016 and 2015, Strafford Funding's liability under the Goldman facility was $325,000 and $324,984, respectively, plus $649 and $474, respectively, of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2016, $91 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Goldman facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$11,927	$9,448	$445
Amortization of deferred financing costs	129	128	32

Total interest expense	$12,056	$9,576	$477

        For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$11,752	$9,419	$—
Average borrowings under the Goldman facility(2)	$324,989	$251,427	$49,721
Effective interest rate on borrowings	4.23%	3.09%	2.98%
Weighted average interest rate	3.67%	3.76%	2.98%

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

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the Natixis credit facility and outstanding amounts began to amortize. During the years ended December 31, 2016 and 2015, the Company repaid $41,845 and $57,827, respectively, of outstanding borrowings under the Natixis credit facility.

        The Company contributed cash and debt securities to Energy Funding from time to time, prior to the commencement of the amortization period under the Natixis credit facility, subject to certain restrictions set forth in the Natixis credit facility. The Company continues to retain a residual interest in any assets contributed through its ownership of Energy Funding or it received fair market value for any debt securities sold to Energy Funding. Energy Funding was also permitted to purchase additional debt securities from various sources prior to the commencement of the amortization period under the Natixis credit facility. Energy Funding has appointed the Company to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Energy Funding's obligations to the lenders under the Natixis credit facility are secured by a first priority security interest in substantially all of the assets of Energy Funding, including its portfolio of debt securities. The obligations of Energy Funding under the Natixis credit facility are non-recourse to the Company and the Company's exposure under the Natixis credit facility is limited to the value of the Company's investment in Energy Funding.

        Remaining outstanding borrowings under the Natixis credit facility accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum. Prior to the commencement of the amortization period, Energy Funding was subject to a non-usage fee of 1.00% per annum to the extent that the aggregate principal amount available under the Natixis credit facility had not been borrowed. Any amounts borrowed under the Natixis credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of December 31, 2016 and 2015, $50,328 and $92,173, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the Natixis credit facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the Natixis credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Natixis credit facility. As of December 31, 2016, $342 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Natixis credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$2,217	$3,041	$3,733
Amortization of deferred financing costs	1,044	782	256

Total interest expense	$3,261	$3,823	$3,989

        For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$2,309	$3,195	$3,810
Average borrowings under the Natixis credit facility	$71,692	$116,357	$150,000
Effective interest rate on borrowings	3.38%	2.77%	2.57%
Weighted average interest rate	3.09%	2.61%	2.54%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

        In connection with the Natixis credit facility, Energy Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Natixis credit facility contains customary events of default for similar financing transactions, including (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) Energy Funding becoming an investment company required to be registered under the 1940 Act; (c) certain events of insolvency or bankruptcy of Energy Funding; (d) the resignation or removal of the Company as Energy Funding's collateral manager; (e) FS Advisor or any replacement thereof approved in writing by the majority lenders no longer serving as the investment adviser to the Company; and (f) GSO or any replacement thereof approved in writing by the majority lenders no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, the majority lenders or Natixis (acting at the direction of the majority lenders) may declare the outstanding principal and interest and all other amounts owing under the Natixis credit facility immediately due and payable. During the continuation of an event of default, Energy Funding must pay interest at a default rate.

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

        The Company may contribute cash, loans or bonds to Wayne Funding from time to time and will retain a residual interest in any assets contributed through its ownership of Wayne Funding or will receive fair market value for any assets sold to Wayne Funding. Wayne Funding may purchase additional assets from various sources. Wayne Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wayne Funding's obligations to Wells Fargo under the Wells Fargo credit facility are secured by a first priority security interest in substantially all of the assets of Wayne Funding, including its portfolio of assets. The obligations of Wayne Funding under the Wells Fargo credit facility are non-recourse to the Company and the Company's exposure under the Wells Fargo credit facility is limited to the value of its investment in Wayne Funding.

        Borrowings under the Wells Fargo credit facility accrue interest at a rate equal to three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period. During the period beginning October 10, 2014 through June 5, 2015, Wayne Funding was subject to a non-usage fee of 0.50% per annum on the unborrowed principal amount available under the Wells Fargo credit facility. Beginning June 6, 2015 and through October 12, 2016, the non-usage fee was equal to the sum of (a) 0.50% per annum on the first $40,000 of unborrowed principal amount available under the Wells Fargo credit facility and (b) 2.00% on any unborrowed principal amount available under the Wells Fargo credit facility in excess of $40,000. Any amounts borrowed under the Wells Fargo credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2018. Borrowings under the Wells Fargo credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wayne Funding varies depending upon the types of assets in Wayne Funding's portfolio.

        As of December 31, 2016 and 2015, $29,600 and $140,000, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the Wells Fargo credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Wells Fargo credit facility. As of December 31, 2016, $1,360 of such deferred financing costs had yet to be amortized to interest expense.

        For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$3,077	$3,917	$219
Non-usage fees	175	575	191
Amortization of deferred financing costs	590	528	163

Total interest expense	$3,842	$5,020	$573

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$3,550	$4,369	$156
Average borrowings under the Wells Fargo credit facility(2)	$91,283	$129,575	$120,000
Effective interest rate on borrowings	3.58%	3.23%	2.74%
Weighted average interest rate (including the effect of non-usage fees)	3.56%	3.47%	2.27%

(1)
Interest under the Wells Fargo credit facility is paid quarterly in arrears.

(2)
Average borrowings for the year ended December 31, 2014 are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

        In connection with the Wells Fargo credit facility, Wayne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wells Fargo credit facility contains customary events of default for similar financing transactions, including: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the Wells Fargo credit facility; (c) the insolvency or bankruptcy of Wayne Funding or the Company; (d) the resignation or removal of the Company as collateral manager; (e) the failure of the Company to maintain an asset coverage ratio of greater than or equal to 2:1; (f) the failure of the Company to have a net asset value of at least $300,000; and (g) the failure of Wayne Funding to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Fargo credit facility immediately due and payable. During the continuation of an event of default, Wayne Funding must pay interest at a default rate.

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

        See Note 6 for a discussion of the Company's unfunded commitments.

Note 10. Senior Securities Asset Coverage

        Information about the Company's senior securities is shown in the table below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit (Exclude Bank Loans)(4)
2012	$263,299	3.29	—	N/A
2013	$624,174	3.69	—	N/A
2014	$1,090,413	3.35	—	N/A
2015	$1,040,494	3.32	—	N/A
2016	$873,665	4.83	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the year presented. For purposes of the asset coverage test, the Company treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security. The TRS was entered into on August 11, 2011 and was terminated on May 24, 2013.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights

        The following is a schedule of financial highlights of the Company for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Per Share Data:(1)
Net asset value, beginning of year	$6.50	$8.57	$9.66	$9.34	$8.74
Results of operations(2)
Net investment income	0.57	0.67	0.74	0.58	0.33
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	1.25	(2.18)	(1.46)	0.36	1.05

Net increase (decrease) in net assets resulting from operations	1.82	(1.51)	(0.72)	0.94	1.38

Shareholder distributions(3)
Distributions from net investment income	(0.67)	(0.67)	(0.62)	(0.65)	(0.49)
Distributions from net realized gain on investments	—	(0.04)	(0.07)	(0.01)	(0.10)
Distributions representing tax return of capital	(0.04)	—	—	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.71)	(0.71)	(0.69)	(0.66)	(0.63)

Capital share transactions
Issuance of common shares(4)	—	0.18	0.35	0.09	0.02
Repurchases of common shares(5)	—	—	—	—	—
Offering costs(2)	—	(0.03)	(0.03)	(0.05)	(0.12)
Payments to investment adviser for organization and offering costs(2)	—	—	—	—	(0.07)
Capital contributions of investment adviser(2)	—	—	—	—	0.02

Net increase (decrease) in net assets resulting from capital share transactions	—	0.15	0.32	0.04	(0.15)

Net asset value, end of year	$7.61	$6.50	$8.57	$9.66	$9.34

Shares outstanding, end of year	440,162,095	372,210,264	299,394,371	173,532,259	64,524,909

Total return(6)	29.53%	(17.34)%	(4.79)%	10.76%	14.45%

Total return (without assuming reinvestment of distributions)(7)	28.00%	(15.87)%	(4.14)%	10.49%	14.07%

Ratio/Supplemental Data:
Net assets, end of year	$3,348,894	$2,417,861	$2,565,721	$1,676,237	$602,889

Ratio of net investment income to average net assets(8)	8.19%	8.31%	7.71%	6.04%	3.64%
Ratio of total expenses to average net assets(8)	4.88%	5.55%	5.07%	5.89%	7.09%
Portfolio turnover	35.85%	22.70%	35.55%	53.26%	75.24%
Total amount of senior securities outstanding, exclusive of treasury securities(9)	$873,665	$1,040,494	$1,090,413	$624,174	$263,299
Asset coverage per unit(10)	4.83	3.32	3.35	3.69	3.29

(1)
Per share data may be rounded in order to recompute the ending net asset value per share. The share information utilized to determine per share data for the year ended December 31, 2012 has been retroactively adjusted to reflect a share distribution of 1.0% declared in February 2012.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable year.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable year.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company's continuous public offering and pursuant to the Company's distribution reinvestment plan. The issuance of common shares at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during each year.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (Continued)

(5)
The per share impact of the Company's repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each year.

(6)
The total return for each year presented was calculated based on the change in net asset value during the applicable year, including the impact of distributions reinvested in accordance with the Company's distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company's common shares. The total return includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company's future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous year should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable year and do not represent an actual return to shareholders.

(7)
The total return (without assuming reinvestment of distributions) for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company's common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company's future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous year should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable year and do not represent an actual return to shareholders.

(8)
Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Ratio of accrued capital gains incentive fees to average net assets	—	—	(0.48)%	0.75%	2.30%
Ratio of subordinated income incentive fees to average net assets	0.20%	1.13%	1.41%	0.69%	—
Ratio of interest expense to average net assets	1.31%	1.12%	0.84%	0.84%	0.77%
Ratio of offering costs to average net assets	0.17%	—	—	—	—
Ratio of income and excise taxes to average net assets	0.01%	0.01%	0.04%	0.07%	—
(9)
Total amount of each class of senior securities outstanding at the end of the year presented. For purposes of the asset coverage test, the Company treated the outstanding notional amount of the Company's TRS, less the initial amount of any cash collateral required to be posted, as a senior security. The TRS was entered into on August 11, 2011 and was terminated on May 24, 2013.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

        The following is the quarterly results of operations for the years ended December 31, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$94,122	$89,382	$88,326	$97,910
Operating expenses
Total expenses	37,622	33,651	31,300	35,520

Net investment income	56,500	55,731	57,026	62,390
Realized and unrealized gain (loss)	131,673	90,595	399,519	(100,850)

Net increase (decrease) in net assets resulting from operations	$188,173	$146,326	$456,545	$(38,460)

Per share information-basic and diluted
Net investment income	$0.13	$0.13	$0.14	$0.17

Net increase (decrease) in net assets resulting from operations	$0.43	$0.35	$1.14	$(0.10)

Weighted average shares outstanding	435,223,922	421,515,796	401,013,506	377,688,379

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$102,898	$98,758	$92,410	$85,587
Operating expenses
Total expenses	42,328	40,122	36,746	32,862

Net investment income	60,570	58,636	55,664	52,725
Realized and unrealized gain (loss)	(407,886)	(340,600)	9,329	263

Net increase (decrease) in net assets resulting from operations	$(347,316)	$(281,964)	$64,993	$52,988

Per share information-basic and diluted
Net investment income	$0.17	$0.17	$0.17	$0.17

Net increase (decrease) in net assets resulting from operations	$(0.96)	$(0.81)	$0.20	$0.17

Weighted average shares outstanding	362,553,878	348,739,636	329,285,131	310,241,395

        The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2016 and 2015. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

        As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

        Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 92.

Changes in Internal Control Over Financial Reporting

        During our fourth quarter of 2016, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

        The Company will file a definitive Proxy Statement for its 2017 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of its fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Company's definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

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

10.56	Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 9, 2016.)
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
20.1*	Subsidiaries of FS Energy and Power Fund.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*
Certification of Chief Financial Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

c. Financial statement schedules

        No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned consolidated financial statements.

Item 16.    Form 10-K Summary.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS ENERGY AND POWER FUND
Date: March 15, 2017	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2017	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 15, 2017	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 15, 2017	/s/ David Adelman David Adelman Trustee
Date: March 15, 2017	/s/ Sidney Brown Sidney Brown Trustee
Date: March 15, 2017	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 15, 2017	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 15, 2017	/s/ Thomas J. Gravina Thomas J. Gravina Trustee
Date: March 15, 2017	/s/ Michael Heller Michael Heller Trustee
Date: March 15, 2017	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 15, 2017	/s/ Richard W. Vague Richard W. Vague Trustee
Date: March 15, 2017	/s/ R. Richard Williams R. Richard Williams Trustee