Form 10-Q
period 2017-03-31
FS Energy & Power Fund
filed 2017-05-12
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The issuer had 441,431,224 common shares of beneficial interest outstanding as of May 11, 2017.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,268,628 and $2,959,314, respectively)	$3,174,926	$2,838,377
Non-controlled/affiliated investments (amortized cost—$974,523 and $977,010, respectively)	1,046,950	1,071,032
Controlled/affiliated investments (amortized cost—$27,164 and $26,664, respectively)	—	1,031

Total investments, at fair value (amortized cost—$4,270,315 and $3,962,988, respectively)	4,221,876	3,910,440
Cash	96,398	317,520
Receivable for investments sold and repaid	306,514	22
Income receivable	59,005	37,857
Deferred financing costs	1,704	2,443
Reimbursement due from sponsor(1)	18,220	—
Prepaid expenses and other assets	212	15

Total assets	$4,703,929	$4,268,297

Liabilities
Payable for investments purchased	$279,110	$6,046
Credit facilities payable (net of deferred financing costs of $978 and $1,045, respectively)	683,414	547,620
Repurchase agreement payable (net of deferred financing costs of $59 and $91, respectively)(2)	324,941	324,909
Shareholder distributions payable	10,585	9,474
Management fees payable	22,385	20,855
Subordinated income incentive fees payable(3)	10,499	—
Administrative services expense payable	1,355	1,477
Interest payable	4,648	4,328
Trustees' fees payable	250	250
Other accrued expenses and liabilities	4,593	4,444

Total liabilities	1,341,780	919,403

Commitments and contingencies ($18,220 and $0, respectively)(4)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 443,982,283 and 440,162,095 shares issued and outstanding, respectively	444	440
Capital in excess of par value(5)	3,831,979	3,802,263
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(5)	(418,102)	(387,452)
Accumulated undistributed (distributions in excess of) net investment income(5)	(3,714)	(13,738)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(48,458)	(52,619)

Total shareholders' equity	3,362,149	3,348,894

Total liabilities and shareholders' equity	$4,703,929	$4,268,297

Net asset value per common share at period end	$7.57	$7.61

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's repurchase transaction.

(3)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)
See Note 9 for a discussion of the Company's commitments and contingencies.

(5)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$74,541	$77,742
Fee income	23,822	820
From non-controlled/affiliated investments:
Interest income	17,883	11,992
Fee income	—	7,356

Total investment income	116,246	97,910

Operating expenses
Management fees	22,385	17,241
Subordinated income incentive fees(1)	10,499	5,774
Administrative services expenses	808	884
Share transfer agent fees	734	742
Accounting and administrative fees	422	286
Interest expense	10,235	9,352
Trustees' fees	250	250
Offering costs	—	125
Other general and administrative expenses	1,069	833

Total operating expenses	46,402	35,487
Less: Expense reimbursement from sponsor(2)	(18,220)	—

Net expenses	28,182	35,487

Net investment income before taxes	88,064	62,423
Income taxes	56	33

Net investment income	88,008	62,390

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(30,861)	(59,276)
Non-controlled/affiliated	208	2,265
Net realized gain (loss) on foreign currency	3	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	27,235	(31,337)
Non-controlled/affiliated	(21,595)	(12,518)
Controlled/affiliated	(1,531)	—
Net change in unrealized gain (loss) on foreign currency	52	16

Total net realized and unrealized gain (loss)	(26,489)	(100,850)

Net increase (decrease) in net assets resulting from operations	$61,519	$(38,460)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.14	$(0.10)

Weighted average shares outstanding	440,957,676	377,688,379

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income	$88,008	$62,390
Net realized gain (loss) on investments and foreign currency	(30,650)	(57,011)
Net change in unrealized appreciation (depreciation) on investments	4,109	(43,855)
Net change in unrealized gain (loss) on foreign currency	52	16

Net increase (decrease) in net assets resulting from operations	61,519	(38,460)

Shareholder distributions(1)
Distributions from net investment income	(77,984)	(66,720)

Net decrease in net assets resulting from shareholder distributions	(77,984)	(66,720)

Capital share transactions(2)
Issuance of common shares	—	84,697
Reinvestment of shareholder distributions	46,964	42,231
Repurchases of common shares	(17,244)	(18,339)

Net increase (decrease) in net assets resulting from capital share transactions	29,720	108,589

Total increase (decrease) in net assets	13,255	3,409
Net assets at beginning of period	3,348,894	2,417,861

Net assets at end of period	$3,362,149	$2,421,270

Accumulated undistributed (distributions in excess of) net investment income(1)	$(3,714)	$9,694

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company's common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$61,519	$(38,460)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(766,544)	(108,640)
Paid-in-kind interest	(8,223)	(8,071)
Proceeds from sales and repayments of investments	442,033	151,330
Net realized (gain) loss on investments	30,653	57,011
Net change in unrealized (appreciation) depreciation on investments	(4,109)	43,855
Accretion of discount	(5,246)	(4,230)
Amortization of deferred financing costs	838	785
Amortization of deferred offering costs	—	125
(Increase) decrease in receivable for investments sold and repaid	(306,492)	13,717
(Increase) decrease in income receivable	(21,148)	(7,536)
(Increase) decrease in expense reimbursement due from sponsor(1)	(18,220)	—
(Increase) decrease in prepaid expenses and other assets	(197)	63
Increase (decrease) in payable for investments purchased	273,064	789
Increase (decrease) in management fees payable	1,530	(1,097)
Increase (decrease) in subordinated income incentive fees payable	10,499	(6,274)
Increase (decrease) in administrative services expense payable	(122)	(320)
Increase (decrease) in interest payable(2)	320	1,573
Increase (decrease) in trustees' fees payable	—	(4)
Increase (decrease) in other accrued expenses and liabilities	149	(169)

Net cash provided by (used in) operating activities	(309,696)	94,447

Cash flows from financing activities
Issuance of common shares	—	82,338
Reinvestment of shareholder distributions	46,964	42,231
Repurchases of common shares	(17,244)	(18,339)
Offering costs incurred	—	(1,500)
Shareholder distributions	(76,873)	(66,736)
Borrowings under credit facilities	140,000	—
Repayments under credit facilities	(4,273)	(97,503)
Deferred financing costs paid	—	(221)

Net cash provided by (used in) financing activities	88,574	(59,730)

Total increase (decrease) in cash	(221,122)	34,717
Cash at beginning of period	317,520	368,867

Cash at end of period	$96,398	$403,584

Supplemental disclosure
Excise and state taxes paid	$3	$400

Non-cash purchase of investments	$(16,062)	$(25,026)

Non-cash sales of investments	$16,062	$25,026

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's credit facilities and repurchase transaction. During the three months ended March 31, 2017 and 2016, the Company paid $5,548 and $4,314, respectively, in interest expense on the credit facilities. During the three months ended March 31, 2017 and 2016, the Company paid $3,529 and $2,680, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of March 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—28.5%
Abaco Energy Technologies LLC	(f)(g)(j)(bb)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$65,166	$62,214	$57,998
Allied Wireline Services, LLC	(g)(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	110,434	109,695	109,053
Alon USA Partners, L.P.	(g)(i)(j)(m)	Downstream	L+800	1.3%	11/26/18	11,034	11,154	11,061
Altus Power America, Inc.	(j)(p)	Power	L+750	1.5%	9/30/21	75,732	75,732	77,057
Altus Power America, Inc.	(e)(p)	Power	L+750	1.5%	9/30/21	25,518	25,518	25,965
AP Exhaust Acquisition, LLC	(g)(l)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	15,455
BL Sand Hills Unit, L.P.	(l)	Upstream	Prime+650	3.5%	12/17/17	40,807	35,439	31,422
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,000	13,027	11,550
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	60,712	58,949	58,283
Cimarron Energy Inc.	(g)	Service & Equipment	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	23,664	23,664	23,546
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	27,685	28,009	28,198
Crestwood Holdings LLC	(f)(g)	Midstream	L+800	1.0%	6/19/19	29,617	29,700	29,691
EnergySolutions, LLC		Service & Equipment	L+575	1.0%	5/29/20	1,859	1,837	1,883
Gulf Finance, LLC	(f)(i)	Midstream	L+525	1.0%	8/25/23	18,905	18,381	18,913
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	22,218	22,218	22,551
JSS Holdings, Inc.		Service & Equipment	L+800	1.0%	3/31/23	15,000	14,850	14,850
JSS Holdings, Inc.	(e)	Service & Equipment	L+800	1.0%	3/31/23	2,727	2,727	2,727
Lusk Operating LLC	(r)(z)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	4/30/17	28,997	27,164	—
MB Precision Holdings LLC	(g)	Service & Equipment	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,868	12,868	12,675
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,074	32,155	31,674
Panda Temple Power, LLC	(j)(r)(z)	Power	L+625	1.0%	3/6/22	9,923	9,782	8,435
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	18,852	18,979	16,566
Power Distribution, Inc.	(i)	Power	L+725	1.3%	1/25/23	30,155	30,155	30,155
Strike, LLC	(e)	Midstream	L+800	1.0%	5/30/19	35,000	34,504	35,700
Strike, LLC	(i)(j)	Midstream	L+800	1.0%	11/30/22	51,844	50,361	52,881
Summit Midstream Partners Holdings LLC	(f)	Midstream	L+600	1.0%	5/15/22	16,667	16,500	17,000
Sunnova Asset Portfolio 5 Holdings, LLC	(j)(l)(p)	Power	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	137,449	135,525	137,449
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+1100	1.0%	7/20/21	58,467	58,467	59,490
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	16,390	14,689	15,418
Warren Resources, Inc.	(k)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	78,636	78,636	77,358
Warren Resources, Inc.	(e)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	5,590	5,590	5,499

Total Senior Secured Loans—First Lien							1,074,300	1,040,503
Unfunded Loan Commitments							(81,366)	(81,366)

Net Senior Secured Loans—First Lien							992,934	959,137

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—22.7%
Alison US LLC	(f)(j)(m)	Service & Equipment	L+850	1.0%	8/29/22	$23,722	$22,627	$23,662
Ameriforge Group Inc.	(g)	Service & Equipment	L+750	1.3%	12/21/20	35,950	36,331	3,820
AP Exhaust Acquisition, LLC		Service & Equipment	12.0% PIK (12.0% Max PIK)		9/28/21	3,876	3,876	4,012
Arena Energy, LP	(i)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	104,456	104,456	104,978
Ascent Resources—Marcellus, LLC	(z)	Upstream	L+750	1.0%	8/4/21	10,000	9,874	1,275
Brock Holdings III, Inc.	(g)(j)	Service & Equipment	Prime+725		3/16/18	29,605	29,681	28,643
Chief Exploration & Development LLC	(f)(i)	Upstream	L+650	1.3%	5/16/21	46,576	45,130	45,509
Chisholm Oil and Gas Operating, LLC	(k)(l)	Upstream	L+800	1.0%	3/21/24	147,000	147,000	147,000
Chisholm Oil and Gas Operating, LLC	(e)	Upstream	L+800	1.0%	3/21/24	49,000	49,000	49,000
Emerald Performance Materials, LLC	(f)	Downstream	L+775	1.0%	8/1/22	11,819	11,757	11,834
Fieldwood Energy LLC	(f)	Upstream	L+713	1.3%	9/30/20	41,047	41,745	29,861
Granite Acquisition, Inc.	(f)	Power	L+725	1.0%	12/19/22	20,150	19,732	19,974
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,395	14,550
Horn Intermediate Holdings, Inc.	(g)(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	49,936
Jonah Energy LLC	(i)(j)	Upstream	L+650	1.0%	5/12/21	37,293	36,283	35,895
Neff Rental LLC	(f)(j)	Service & Equipment	L+625	1.0%	6/9/21	32,948	32,279	33,045
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/17/20	15,000	14,932	15,047
P2 Upstream Acquisition Co.	(f)(g)(j)	Service & Equipment	L+800	1.3%	4/30/21	47,399	46,955	45,660
Titan Energy Operating, LLC	(k)(p)	Upstream	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	107,070	90,969	82,123
UTEX Industries, Inc.	(f)(j)(bb)	Service & Equipment	L+725	1.0%	5/20/22	58,192	54,579	51,221
WP CPP Holdings, LLC	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	15,260	14,960	14,707

Total Senior Secured Loans—Second Lien							876,811	811,752
Unfunded Loan Commitment							(49,000)	(49,000)

Net Senior Secured Loans—Second Lien							827,811	762,752

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—15.6%
Black Swan Energy Ltd.	(m)	Upstream	9.0%		1/20/24	$90,000	$90,000	$88,875
Calpine Corp.	(h)(m)	Power	5.3%		6/1/26	11,156	11,154	11,367
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,062	9,705
EP Energy LLC	(h)(m)	Upstream	8.0%		11/29/24	10,000	10,000	10,513
EP Energy LLC	(f)(h)(m)(o)	Upstream	8.0%		2/15/25	38,880	38,878	36,304
FourPoint Energy, LLC	(j)(k)(l)(p)	Upstream	9.0%		12/31/21	235,125	228,199	237,476
KCA Deutag UK Finance plc	(h)(m)(bb)	Service & Equipment	9.9%		4/1/22	17,000	16,756	17,446
Mirant Mid-Atlantic Trust	(f)(h)	Power	10.1%		12/30/28	31,752	33,802	28,624
Ridgeback Resources Inc.	(k)(m)(p)	Upstream	12.0%		12/29/20	3,887	3,809	3,887
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	80,000	80,000	79,560

Total Senior Secured Bonds							521,660	523,757

Subordinated Debt—38.9%
Alta Mesa Holdings, LP	(h)	Upstream	7.9%		12/15/24	20,425	20,425	21,365
Archrock Partners, L.P.	(h)(m)(o)	Midstream	6.0%		4/1/21	8,555	7,557	8,541
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,464	14,140
Ascent Resources Utica Holdings, LLC	(f)(h)(bb)	Upstream	10.0%		4/1/22	225,000	225,000	232,734
Bellatrix Exploration Ltd.	(f)(h)(m)	Upstream	8.5%		5/15/20	59,090	58,031	56,320
Brand Energy & Infrastructure Services, Inc.	(f)(h)(o)	Service & Equipment	8.5%		12/1/21	43,311	42,511	45,768
Canbriam Energy Inc.	(f)(h)(j)(m)	Upstream	9.8%		11/15/19	115,200	112,552	120,959
Compressco Partners, LP	(f)(h)(m)	Service & Equipment	7.3%		8/15/22	20,050	19,913	19,048
Dynegy Finance I/II Inc.	(h)(m)(o)	Power	7.6%		11/1/24	22,542	21,981	21,527
Dynegy Finance I/II Inc.	(f)(m)	Power	8.0%		1/15/25	12,000	11,995	11,514
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	62,745	57,081	64,052
EP Energy LLC	(h)(m)(o)	Upstream	9.4%		5/1/20	48,970	44,409	46,225
EP Energy LLC	(h)(m)	Upstream	6.4%		6/15/23	3,000	2,214	2,325
EV Energy Partners, L.P.	(f)(h)(o)	Upstream	8.0%		4/15/19	48,814	37,066	37,322
Exterran Energy Solutions, L.P.	(h)(m)(bb)	Service & Equipment	8.1%		5/1/25	17,143	17,143	17,507
Extraction Oil & Gas Holdings, LLC	(h)(m)(o)	Upstream	7.9%		7/15/21	37,500	37,500	39,604

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	$23,540	$22,969	$24,270
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,152	15,376
GenOn Energy, Inc.	(h)(o)	Power	9.9%		10/15/20	27,198	28,263	17,781
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	759	759	754
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,824	4,824	4,794
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	997	997	991
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	938	938	933
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	825	825	820
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,270	67,583
Global Partners L.P.	(h)(m)(o)	Midstream	7.0%		6/15/23	2,824	2,430	2,785
Great Western Petroleum, LLC	(h)	Upstream	9.0%		9/30/21	23,830	23,701	24,724
Gulfport Energy Corporation	(h)(m)	Upstream	6.0%		10/15/24	10,000	10,000	9,725
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	71,125	67,898	58,856
Laredo Petroleum, Inc.	(h)(m)	Upstream	7.4%		5/1/22	25,384	25,105	26,431
Lonestar Resources America Inc.	(f)(h)	Upstream	8.8%		4/15/19	22,500	22,366	19,294
Martin Midstream Partners L.P.	(f)(h)(m)(o)	Midstream	7.3%		2/15/21	29,660	29,129	29,734
NRG Energy, Inc.	(f)(m)	Power	7.3%		5/15/26	28,000	27,826	28,893
ONEOK, Inc.	(f)(h)(m)	Midstream	7.5%		9/1/23	28,000	26,919	32,862
SRC Energy Inc.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	41,300
Talos Production LLC		Upstream	9.8%		2/15/18	43,250	43,247	29,626
Tenrgys, LLC	(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	66,188
Whiting Petroleum Corp.	(h)(m)(o)	Upstream	5.0%		3/15/19	11,685	10,669	11,663
WildHorse Resource Development Corporation	(h)(m)	Upstream	6.9%		2/1/25	10,000	9,925	9,613
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,932	24,688

Total Subordinated Debt							1,308,986	1,308,635

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—19.9%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$347
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment	28,942,003	1,447	1,447
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment	7,431,113	7,223	3,716
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment	5,344,680	1,865	2,672
Altus Power America Holdings, LLC, Common Equity	(k)(p)(r)	Power	12,474,205	12,474	12,474
Altus Power America Holdings, LLC, Preferred Equity	(k)(p)(s)	Power	25,243,902	25,244	25,244
AP Exhaust Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	811	811	811
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream	148,692,909	44,700	35,389
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)	Upstream	N/A	740	183
Chisholm Oil and Gas, LLC, Series A Units	(r)(cc)	Upstream	10,543,448	10,543	10,543
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment	3,201,631	2,991	1,601
Extraction Oil & Gas, Inc. Common Equity	(k)(r)	Upstream	1,140,637	11,250	21,159
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(p)(q)(r)	Upstream	66,000	66,000	31,350
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(p)(q)(r)	Upstream	12,374	8,176	5,940
FourPoint Energy, LLC, Common Equity, Class E-II Units	(p)(r)(cc)	Upstream	274,688	68,672	123,610
FourPoint Energy, LLC, Common Equity, Class E-III Units	(k)(p)(q)(r)(cc)	Upstream	222,750	55,688	105,806
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment	2,785,562	2,786	2,786
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	472,755	473	827
JSS Holdco, LLC, Net Profits Interest	(r)	Service & Equipment	N/A	—	—
Lusk Operating LLC, Common Equity	(r)(u)(aa)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment	490,213	490	147
PDI Parent LLC, Common Equity	(r)	Power	1,384,615	1,385	1,385
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(p)(r)(w)	Upstream	9,599,928	58,985	56,203
SandRidge Energy, Inc., Common Equity	(h)(l)(m)(r)	Upstream	1,009,878	22,542	18,673
Sunnova Energy Corp., Common Equity	(p)(r)	Power	6,667,368	25,026	38,204
Sunnova Energy Corp., Preferred Equity	(p)(r)	Power	578,468	3,080	3,315
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment	3,750,000	6,029	2,063
Synergy Offshore LLC, Preferred Equity	(k)(y)	Upstream	67,381	87,373	87,191
TE Holdings, LLC, Common Equity	(r)(cc)	Upstream	2,225,950	18,921	17,947
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream	1,475,531	14,734	18,813
Titan Energy, LLC, Common Equity	(k)(p)(r)	Upstream	555,496	17,554	10,110
Total Safety Holdings, LLC, Common Equity	(g)(j)(r)	Service & Equipment	12,897	4,707	4,514
Warren Resources, Inc., Common Equity	(l)(p)(r)	Upstream	4,415,749	20,754	18,988
White Star Petroleum Holdings, LLC, Common Equity	(r)(cc)	Upstream	4,867,084	4,137	4,137

Total Equity/Other				618,924	667,595

TOTAL INVESTMENTS—125.6%				$4,270,315	4,221,876

LIABILITIES IN EXCESS OF OTHER ASSETS—(25.6%)					(859,727)

NET ASSETS—100.0%					$3,362,149

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2017
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or 'L,' was 1.15% and the U.S. Prime Lending Rate, or Prime, was 4.00%. PIK means paid-in-kind.
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
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of March 31, 2017, 75.7% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of March 31, 2017, the fair value of securities rehypothecated by BNP was $194,672.
(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Fee Income
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$73,294	$3,787	—	—	—	$423	$77,504	$1,724	—
Sunnova Asset Portfolio 5 Holdings, LLC	$151,148	—	$(12,202)	$84	$208	$(1,789)	$137,449	$4,045	—
Warren Resources, Inc.(2)	$78,437	$199	—	—	—	$(1,369)	$77,267	$1,962	—
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	$85,427	$2,661	—	$1,174	—	$(7,139)	$82,123	$4,334	—
Senior Secured Bonds
FourPoint Energy, LLC	$240,709	—	—	$340	—	$(3,573)	$237,476	$4,826	—
Ridgeback Resources Inc.	$3,887	—	—	—	—	—	$3,887	$108	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	$12,474	—	—	—	—	—	$12,474	—	—
Altus Power America Holdings, LLC, Preferred Equity	$23,982	$1,262	—	—	—	—	$25,244	$884	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	$31,845	—	—	—	—	$(495)	$31,350	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	$6,032	—	—	—	—	$(92)	$5,940	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	$125,670	—	—	—	—	$(2,060)	$123,610	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	$107,477	—	—	—	—	$(1,671)	$105,806	—	—
Ridgeback Resources Inc., Common Equity	$58,985	—	—	—	—	$(2,782)	$56,203	—	—
Sunnova Energy Corp., Common Equity	$36,204	—	—	—	—	$2,000	$38,204	—	—
Sunnova Energy Corp., Preferred Equity	$3,141	—	—	—	—	$174	$3,315	—	—
Titan Energy, LLC, Common Equity	$13,332	—	—	—	—	$(3,222)	$10,110	—	—
Warren Resources, Inc., Common Equity	$18,988	—	—	—	—	—	$18,988	—	—

(1)
Security includes a partially unfunded commitment with an amortized cost of $25,518 and a fair value of $25,965.
(2)
Security includes a partially unfunded commitment with an amortized cost of $5,590 and a fair value of $5,499.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2017
(in thousands, except share amounts)

(q)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(r)
Security is non-income producing.
(s)
Security is held within EP Altus Investments, LLC, a wholly-owned subsidiary of Foxfields Funding LLC.
(t)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(u)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.
(v)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2017.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2017.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security was on non-accrual status as of March 31, 2017.
(aa)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2017, the Company held an investment in one portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an "affiliated person" of and deemed to "control" for the three months ended March 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Fee Income
Senior Secured Loans—First Lien
Lusk Operating LLC	$1,031	$1,500	—	—	—	$(2,531)	—	—	—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	$(1,000)	—	—	$1,000	—	—	—
(bb)
Position or portion thereof unsettled as of March 31, 2017.
(cc)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—27.2%
Abaco Energy Technologies LLC	(g)(i)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$60,455	$58,038	$45,795
Allied Wireline Services, LLC	(g)(i)(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	108,920	108,099	106,877
Alon USA Partners, L.P.	(g)(i)(j)(m)	Downstream	L+800	1.3%	11/26/18	11,063	11,199	11,035
Altus Power America, Inc.	(j)(p)	Power	L+750	1.5%	9/30/21	71,945	71,945	73,294
Altus Power America, Inc.	(e)(p)	Power	L+750	1.5%	9/30/21	29,305	29,305	29,854
AP Exhaust Acquisition, LLC	(g)(l)	Service & Equipment	L+775	1.5%	1/16/21	15,811	15,811	14,309
BL Sand Hills Unit, L.P.	(l)	Upstream	Prime+650	3.5%	12/17/17	40,821	35,451	38,321
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,000	13,027	14,081
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	56,392	54,715	51,458
Cimarron Energy Inc.	(g)	Service & Equipment	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	23,664	23,664	24,019
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	16,822	16,947	17,109
Crestwood Holdings LLC	(f)(g)	Midstream	L+800	1.0%	6/19/19	29,703	29,794	29,146
EnergySolutions, LLC	(i)(j)	Service & Equipment	L+575	1.0%	5/29/20	18,193	17,965	18,375
Gulf Finance, LLC	(f)(i)	Midstream	L+525	1.0%	8/25/23	18,953	18,407	19,095
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	22,240	22,240	22,573
Lusk Operating LLC	(r)(z)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/17	27,497	25,664	1,031
MB Precision Holdings LLC	(g)	Service & Equipment	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,853	12,853	12,355
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	32,155	32,241	31,794
P2 Upstream Acquisition Co.	(f)	Service & Equipment	L+400	1.0%	10/30/20	5,101	4,801	4,865
Panda Temple Power, LLC	(j)	Power	L+625	1.0%	3/6/22	9,825	9,677	8,744
Panda Temple Power II, LLC	(g)(j)	Power	L+600	1.3%	4/3/19	27,531	27,761	25,604
ProPetro Services, Inc.	(i)	Service & Equipment	L+625	1.0%	9/30/19	10,839	10,833	9,837
Strike, LLC	(e)	Midstream	L+800	1.0%	5/30/19	35,000	34,482	34,475
Strike, LLC	(i)(j)(bb)	Midstream	L+800	1.0%	11/30/22	52,500	50,937	51,975
Sunnova Asset Portfolio 5 Holdings, LLC	(j)(l)(p)	Power	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	149,652	147,435	151,148
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+1100	1.0%	7/20/21	58,614	58,614	58,614
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	5,432	4,275	5,085
Warren Resources, Inc.	(k)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	78,437	78,437	78,437
Warren Resources, Inc.	(e)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	5,590	5,590	5,590

Total Senior Secured Loans—First Lien							1,030,207	994,895
Unfunded Loan Commitments							(82,404)	(82,404)

Net Senior Secured Loans—First Lien							947,803	912,491

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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—11.9%
Calpine Corp.	(f)(m)	Power	5.3%		6/1/26	$19,800	$19,809	$19,508
Cheniere Corpus Christi Holdings, LLC	(f)	Midstream	7.0%		6/30/24	4,000	4,134	4,357
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,063	9,645
EP Energy LLC	(h)(m)	Upstream	8.0%		11/29/24	10,000	10,000	10,780
FourPoint Energy, LLC	(j)(k)(l)(p)	Upstream	9.0%		12/31/21	235,125	227,859	240,709
Mirant Mid-Atlantic Trust	(f)(h)	Power	10.1%		12/30/28	31,752	33,838	26,936
Ridgeback Resources Inc.	(k)(m)(p)	Upstream	12.0%		12/29/20	3,887	3,809	3,887
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	80,000	80,000	81,792

Total Senior Secured Bonds							388,512	397,614

Subordinated Debt—31.2%
Alta Mesa Holdings, LP	(h)	Upstream	7.9%		12/15/24	20,425	20,425	21,242
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		4/1/21	8,555	7,505	8,384
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,400	13,881
Bellatrix Exploration Ltd.	(f)(h)(m)	Upstream	8.5%		5/15/20	53,590	52,560	52,753
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		12/1/21	43,311	42,479	44,502
Calpine Corp.	(f)(m)	Power	5.8%		1/15/25	5,100	5,093	4,941
Canbriam Energy Inc.	(f)(h)(j)(m)	Upstream	9.8%		11/15/19	115,200	112,341	121,536
Compressco Partners, LP	(f)(h)(m)	Service & Equipment	7.3%		8/15/22	20,050	19,908	18,972
Crestwood Equity Partners L.P.	(f)(m)	Midstream	6.1%		3/1/22	5,500	5,500	5,641
Dynegy Finance I/II Inc.	(f)(m)	Power	7.6%		11/1/24	22,542	21,968	20,894
Dynegy Finance I/II Inc.	(f)(m)	Power	8.0%		1/15/25	12,000	11,995	11,243
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	59,745	53,883	62,334
EP Energy LLC	(h)(m)	Upstream	9.4%		5/1/20	19,970	16,006	18,440
EV Energy Partners, L.P.	(h)(m)	Upstream	8.0%		4/15/19	48,814	36,060	34,609

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Extraction Oil & Gas Holdings, LLC	(h)(o)	Upstream	7.9%		7/15/21	$37,500	$37,500	$40,313
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	23,540	22,949	24,473
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,116	15,599
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	4,000	3,945	2,868
GenOn Energy, Inc.	(h)	Power	9.9%		10/15/20	32,698	34,010	22,419
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	795	795	795
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,264	66,831
Global Partners L.P.	(h)(m)(o)	Midstream	7.0%		6/15/23	2,824	2,419	2,744
Great Western Petroleum, LLC	(f)(h)	Upstream	9.0%		9/30/21	23,830	23,692	24,932
Gulfport Energy Corp.	(f)(m)	Upstream	6.0%		10/15/24	10,000	10,000	10,205
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	71,125	67,772	61,760
Laredo Petroleum, Inc.	(f)(m)	Upstream	7.4%		5/1/22	25,384	25,093	26,375
Lonestar Resources America Inc.	(h)	Upstream	8.8%		4/15/19	21,500	21,566	19,780
Martin Midstream Partners L.P.	(f)(h)(m)	Midstream	7.3%		2/15/21	29,660	29,102	29,438
NRG Energy, Inc.	(f)(m)	Power	7.3%		5/15/26	28,000	27,823	27,965
ONEOK, Inc.	(f)(h)(m)	Midstream	7.5%		9/1/23	28,000	26,887	31,910
SandRidge Energy, Inc.	(l)(m)(r)	Upstream	0.0%		10/4/20	10,550	14,060	13,245
Synergy Resources Corp.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	41,700
Talos Production LLC	(h)	Upstream	9.8%		2/15/18	43,250	43,249	24,004
Tenrgys, LLC	(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	73,125
Whiting Petroleum Corp.	(h)(m)	Upstream	5.0%		3/15/19	11,685	10,552	11,739
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,934	24,374

Total Subordinated Debt							1,049,097	1,043,167

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
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or 'L,' was 1.00% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.
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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2017, the Company had eight wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2017. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	13,333,668	$92,620
Reinvestment of Distributions	6,059,668	46,964	6,643,252	42,231

Total Gross Proceeds	6,059,668	46,964	19,976,920	134,851
Commissions and Dealer Manager Fees	—	—	—	(7,923)

Net Proceeds to Company	6,059,668	46,964	19,976,920	126,928
Share Repurchase Program	(2,239,480)	(17,244)	(2,716,924)	(18,339)

Net Proceeds from Share Transactions	3,820,188	$29,720	17,259,996	$108,589

Public Offering of Shares

        In November 2016, the Company closed its continuous public offering of common shares to new investors. The Company sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan during that period. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of May 11, 2017, the Company had raised total gross proceeds of $4,477,553, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the three months ended March 31, 2017 and 2016, the Company issued 6,059,668 and 19,976,920 common shares for gross proceeds of $46,964 and $134,851, respectively, at an average price per share of $7.75 and $6.75, respectively. All of the common shares the Company issued during the three months ended March 31, 2017 were issued on account of reinvested shareholder distributions pursuant to the Company's distribution reinvestment plan. The gross proceeds received during the three months ended March 31, 2016 included reinvested shareholder distributions of $42,231 for which the Company issued 6,643,252 common shares. During the period from April 1, 2017 to May 11, 2017, the Company issued 2,036,247 common shares pursuant to its distribution reinvestment plan for gross proceeds of $15,630 at an average price per share of $7.68.

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

        Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of (i) the number of common shares that the Company could repurchase with the proceeds it received from the sale of common shares under the Company's distribution reinvestment plan during the calendar year (less the amount of any such proceeds used to repurchase common shares on each previous repurchase date during the calendar year) and (ii) 10.0% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program so that the maximum number of common shares to be repurchased for any repurchase offer will not exceed (i) the greater of (x) the number of common shares that the Company can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the expiration date of such repurchase offer (less the amount of any such proceeds used to repurchase common shares on each previous repurchase date for tender offers conducted during such period) and (y) the number of common shares that the Company can repurchase with the proceeds it receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the expiration date of such repurchase offer and (ii) 10.0% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. The purpose of further amending the share repurchase plan was to provide the potential for the repurchase of a greater number of shares under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company's distribution reinvestment plan. At the discretion of the Company's board of trustees, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares. The actual number of common shares that the Company offers to repurchase may be less in light of the limitations noted above.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.75	$18,339
Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.70	$17,244

(1)
On October 13, 2016, and in connection with the closing of its continuous public offering, the Company amended the terms of its share repurchase program, which was first effective for the Company's quarterly repurchase offer for the fourth quarter of 2016 to provide that shares repurchased under the program would be repurchased at a price determined as described above. Prior to amending the share repurchase program, the Company offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase.

        On April 17, 2017, the Company repurchased 4,587,306 common shares (representing 100% of common shares tendered for repurchase and 1.03% of the shares outstanding as of such date) at $7.75 per share for aggregate consideration totaling $35,552.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company's gross assets (gross assets equals total assets as set forth on the Company's consolidated balance sheets) and an incentive fee based on the Company's performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of the Company's investment operations. Base management fees are paid on a quarterly basis in arrears.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company's organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, were recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company were deferred and amortized as an expense over twelve months. Following the closing of the Company's continuous public offering to new investors in November 2016, all deferred offering costs were expensed.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2017	2016
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,385	$17,241
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$10,499	$5,774
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$808	$884
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$713
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	—	$1,479

(1)
Of the $22,385 in base management fees accrued and payable as of March 31, 2017, it is intended that $7,721 of such fees will be applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below) as of March 31, 2017 and the balance, $14,664, will be paid to FS Advisor. During the three months ended March 31, 2017 and 2016, $20,855 and $18,338, respectively, in base management fees were paid to FS Advisor.

(2)
Of the $10,499 in subordinated incentive fee on income accrued and payable as of March 31, 2017, it is intended that all of such fees will be applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below) as of March 31, 2017. During the three months ended March 31, 2016, $12,048 of subordinated incentive fees on income were paid to FS Advisor.

(3)
During the three months ended March 31, 2017 and 2016, $785 and $861, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

  FS Advisor and the remainder related to other reimbursable expenses. The Company paid $930 and $1,204 in administrative services expenses to FS Advisor during the three months ended March 31, 2017 and 2016, respectively.

(4)
During the three months ended March 31, 2016, the Company incurred offering costs of $1,500, of which $713 related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of May 11, 2017, the Company has issued an aggregate of 5,989,652 common shares (as adjusted for share distributions) for aggregate gross proceeds of $50,111 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open-and closed-end management investment companies and real estate investment trusts sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide investment advisory services to certain other funds or products in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FS Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. For additional information regarding potential conflicts of interest, please see the Company's annual report on Form 10-K for the year ended December 31, 2016.

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

        For the three months ended March 31, 2017, the Company accrued $18,220 for expense reimbursements that FS Investments has agreed to pay. As discussed in the footnotes to the table above, it is intended that these reimbursements will be funded through the offset of management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of March 31, 2017, the Company had $18,220 of reimbursements due from FS Investments, which the Company expects to offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor.

        As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. For the three months ended March 31, 2017, the Company did not accrue any expense recoupments payable to FS Advisor or its affiliates. The following table reflects the expense reimbursement payments due from FS Investments to the Company as of March 31, 2017 that may become subject to repayment by the Company to FS Advisor or its affiliates:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized "Other Operating Expenses" Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2017	$18,220	0.40%	9.14%	March 31, 2020

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of March 31, 2017 (which is calculated by annualizing the regular monthly cash distribution per share as of such date without compounding), divided by the Company's distribution reinvestment price per share as of such date.

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

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the three months ended March 31, 2017 and 2016, FS Benefit Trust did not purchase any of the Company's common shares.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1771	$66,720
Fiscal 2017
March 31, 2017	$0.1771	$77,984

        Effective November 30, 2016, and subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company authorizes, declares and pays regular cash distributions on a monthly basis. On March 30, 2017 and April 26, 2017, the Company's board of trustees declared regular monthly cash distributions for April 2017 and May 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company's board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        On October 13, 2016, the Company further amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 30, 2016. Under the original plan, cash distributions to participating shareholders were reinvested in additional common shares at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended distribution reinvestment plan, cash distributions to participating shareholders will be reinvested in additional common shares at a purchase price determined by the Company's board of trustees, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per common share as determined in good faith by the Company's board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

than the net asset value per common share as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.

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

        For the three months ended March 31, 2017, certain portions of the Company's distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on the Company's investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. The Company's future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company's expenses, 23% of the aggregate amount of distributions paid during the three months ended March 31, 2017 would have been funded from offering proceeds or borrowings.

        No portion of the distributions paid during the three months ended March 31, 2016 was funded through the reimbursement of operating expenses by FS Investments. During the three months ended March 31, 2017 and 2016, the Company did not repay any amounts to FS Advisor or its affiliates for expenses previously reimbursed or waived.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	58,396	75%	66,720	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	1,368	2%	—	—
Expense reimbursement from sponsor	18,220	23%	—	—

Total	$77,984	100%	$66,720	100%

(1)
During the three months ended March 31, 2017 and 2016, 85.0% and 88.2%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned and 0.9% and 0.0%, respectively, was attributable to non-cash income earned. In addition, 11.6% and 9.4%, respectively, was attributed to paid-in-kind, or PIK, interest and 2.5% and 2.4%, respectively, was attributed to accretion of discount during the three months ended March 31, 2017 and 2016.

        The Company's net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $76,616 and $62,858, respectively. As of March 31, 2017 and December 31, 2016, the Company had $0 and $19, respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the three months ended March 31, 2017, the Company saw positive developments in its investment portfolio. However, certain investments in the portfolio were restructured or experienced defaults due to the recently depressed prices of oil and natural gas, and the Company may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by the Company. As a result, the Company is evaluating the current distribution rate payable on its common shares and there can be no assurance that the Company will be able to maintain a monthly cash distribution amount of $0.059042 per common share.

        For the three months ended March 31, 2017, the difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes and the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
GAAP-basis net investment income	$88,008	$62,390
Reclassification or deferral of unamortized original issue discount and prepayment fees	(17,436)	(1,873)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	6,418	2,222
Income subject to tax not recorded for GAAP	(371)	—
Other miscellaneous differences	(3)	119

Tax-basis net investment income	$76,616	$62,858

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

        As of March 31, 2017 and December 31, 2016, the components of accumulated earnings (deficit) on a tax basis were as follows:

	March 31, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income, net of distributions received from investments in portfolio companies	$—	$19
Accumulated capital losses(1)	(384,997)	(367,653)
Other temporary differences	(216)	79
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(203,356)	(115,266)

Total	$(588,569)	$(482,821)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term capital losses, as applicable. As of March 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $62,770 and $322,227, respectively.

(2)
As of March 31, 2017 and December 31, 2016, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $104,831 and $224,411, respectively. As of March 31, 2017 and December 31, 2016, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $308,187 and $339,677, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,419,549 and $4,014,678 as of March 31, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(203,356) and $(115,266) as of March 31, 2017 and December 31, 2016, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of March 31, 2017 and December 31, 2016, the Company had deferred tax liabilities of $30,949 and $46,278, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and deferred tax assets of $75,192 and $81,116, respectively, resulting from net operating and capital losses of the Company's wholly-owned taxable subsidiaries. As of March 31, 2017 and December 31, 2016, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of $44,243 and $34,838, respectively. For the three months ended March 31, 2017 and year ended December 31, 2016, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$992,934	$959,137	23%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	827,811	762,752	18%	948,762	873,869	22%
Senior Secured Bonds	521,660	523,757	12%	388,512	397,614	10%
Subordinated Debt	1,308,986	1,308,635	31%	1,049,097	1,043,167	27%
Equity/Other	618,924	667,595	16%	628,814	683,299	18%

Total	$4,270,315	$4,221,876	100%	$3,962,988	$3,910,440	100%

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

        As of March 31, 2017, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". As of March 31, 2017, except for Lusk Operating LLC, the Company did not "control" any of its portfolio companies. For additional information with respect to such portfolio companies, please see footnotes (p) and (aa) to the unaudited consolidated schedule of investments as of March 31, 2017 in this quarterly report on Form 10-Q.

        As of December 31, 2016, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". As of December 31, 2016, except for Lusk Operating LLC, the Company did not "control" any of its portfolio companies. For additional information with respect to such portfolio companies, please see footnotes (p) and (aa) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, the Company had six senior secured loan investments with aggregate unfunded commitments of $130,366 and five equity/other investments with aggregate unfunded commitments of $17,835. As of March 31, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Chisholm Oil and Gas, LLC and Synergy Offshore LLC. As of December 31, 2016, the Company had four senior secured loan investments with aggregate unfunded commitments of $82,404 and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,494,836	59%	$2,270,769	58%
Midstream	330,019	8%	343,713	9%
Downstream	60,798	2%	49,623	1%
Power	522,085	12%	523,153	13%
Service & Equipment	814,138	19%	723,182	19%

Total	$4,221,876	100%	$3,910,440	100%

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

        As of March 31, 2017 and December 31, 2016, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$49,942	$46,728
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,171,934	3,863,712

Total	$4,221,876	$3,910,440

        The Company's investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixteen senior secured loan investments, four senior secured bond investments and seven subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Twenty-seven of the Company's equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of March 31, 2017. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017, were valued at cost as the Company's board of trustees determined that the cost of these investments were the best indication of their fair value. Except as described above, the Company valued its other investments, including three of its equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

        The following is a reconciliation for the three months ended March 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712
Accretion of discount (amortization of premium)	820	2,102	299	2,025	—	5,246
Net realized gain (loss)	(350)	(10,711)	466	(5,016)	(15,042)	(30,653)
Net change in unrealized appreciation (depreciation)	1,515	9,834	(7,005)	5,579	2,327	12,250
Purchases	98,622	198,327	148,977	305,961	19,364	771,251
Paid-in-kind interest	2,236	3,820	—	301	1,866	8,223
Sales and redemptions	(56,197)	(314,489)	(16,594)	(43,382)	(27,433)	(458,095)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$959,137	$762,752	$523,757	$1,308,635	$617,653	$4,171,934

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(10,204)	$17,127	$(18,887)	$(665)	$(1,390)	$14,019

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

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at March 31, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$442,186	Market Comparables	Market Yield (%)	8.0% - 14.0%	10.8%
			Proved Reserves Multiples (Mmboe)	$7.3 - $7.8	$7.5
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	14,850	Cost	Cost	99.0% - 100.0%	99.5%
	152,904	Other(2)	Other(2)	N/A	N/A
	349,197	Market Quotes	Indicative Dealer Quotes	83.5% - 102.5%	96.8%
Senior Secured Loans—Second Lien	237,037	Market Comparables	Market Yield (%)	9.3% - 30.0%	16.7%
	147,000	Cost	Cost	100.0% - 100.0%	100.0%
	4,012	Other(2)	Other(2)	N/A	N/A
	374,703	Market Quotes	Indicative Dealer Quotes	9.5% - 100.7%	93.4%
Senior Secured Bonds	409,798	Market Comparables	Market Yield (%)	8.5% - 9.8%	9.0%
			Production Multiples (Mboe/d)	$40,000.0 - $42,500.0	$41,250.0
			Proved Reserves Multiples (Mmboe)	$11.5 - $12.5	$12.0
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
			PV-10 Multiples (x)	0.8x - 0.9x	0.8x
	113,959	Market Quotes	Indicative Dealer Quotes	89.5% - 107.9%	97.1%
Subordinated Debt	115,780	Market Comparables	Market Yield (%)	7.8% - 16.8%	13.4%
	1,192,855	Market Quotes	Indicative Dealer Quotes	65.3% - 117.9%	98.7%
Equity/Other	562,239	Market Comparables	EBITDA Multiples (x)	4.8x - 14.8x	8.1x
			Production Multiples (Mboe/d)	$37,500.0 - $57,500.0	$39,491.2
			Proved Reserves Multiples (Mmboe)	$5.9 - $12.5	$10.6
			Production Multiples (MMcfe/d)	$2,375.0 - $2,625.0	$2,500.0
			Proved Reserves Multiples (Bcfe)	$1.1 - $1.2	$1.1
			PV-10 Multiples (x)	0.3x - 6.6x	2.6x
			Capacity Multiple ($/kW)	$2,750.0 - $3,250.0	$3,000.0
			Undeveloped Acreage Multiple ($/Acre)	$8,000.0 - $10,000.0	$9,000.0
			Market Yield (%)	13.8% - 14.3%	14.0%
		Discounted Cash Flow	Discount Rate (%)	9.3% - 24.8%	23.7%
	10,543	Cost	Cost	$1.00 - $1.00	$1.00
	3,597	Other(2)	Other(2)	N/A	N/A
	41,274	Market Quotes	Indicative Dealer Quotes	$7.4 - $365.0	$47.6

Total	$4,171,934

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

Note 8. Financing Arrangements

        The following tables present a summary of information with respect to the Company's outstanding financing arrangements as of March 31, 2017 and December 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

	As of March 31, 2017 (Unaudited)
Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%(1)	$213,737	$86,263	December 26, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	$240,000	$75,000	June 11, 2017
Fortress Facility	Term	L+5.00%(3)	$155,000	—	November 6, 2020
Goldman Facility(4)	Repurchase	L+3.38%	$325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$48,955	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$26,700	$33,300	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under the BNP facility began to accrue interest at a rate equal to LIBOR plus 1.35%.

(2)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(4)
On April 19, 2017, the Company's wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC and Strafford Funding LLC entered into various agreements which, among other things, resulted in (a) the prepayment and dissolution of the Indenture and the Goldman facility; (b) the dissolution of Strafford Funding LLC; (c) the restructuring of the financing into a term loan facility that included the availability of an additional $100,000, resulting in a total facility amount of $425,000, (d) extending the maturity date of the facility to September 15, 2019, and (e) increasing the interest rate to LIBOR plus 3.72% per annum.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $888,732 and 4.23%, respectively. As of March 31, 2017, the Company's weighted average effective interest rate on borrowings was 3.80%.

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

        As of March 31, 2017 and December 31, 2016, no amounts were outstanding under the Barclays credit facility. The Company incurred costs of $283 in connection with obtaining the Barclays credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays credit facility. As of March 31, 2017, $240 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2017, the components of total interest expense for the Barclays credit facility were as follows:

Three Months Ended March 31, 2017
Non-usage fees	$94
Amortization of deferred financing costs	14

Total interest expense	$108

        Interest under the Barclays credit facility is paid quarterly in arrears and payments commenced on February 6, 2017. For the three months ended March 31, 2017, cash paid for interest expense was $96.

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

        Prior to January 2, 2017, borrowings under the BNP facility accrued interest at a rate equal to three-month LIBOR plus 1.10% per annum and Berwyn Funding paid a non-usage fee of 0.55% per annum to the extent the aggregate principal amount available under the BNP facility was not borrowed. On May 4, 2016, Berwyn Funding entered into an amendment to the BNP facility which increased the (i) interest rate payable on borrowings to LIBOR plus 1.35% per annum effective on and after January 2, 2017 and (ii) the commitment fee payable on all unused amounts to, effective on and after January 2, 2017, (a) 0.65% per annum on unused amounts so long as 75% or more of the facility

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized. Berwyn Funding may terminate the committed facility agreement upon 270 days' notice. Subject to certain cancellation rights, and absent a default or facility termination event, BNP is required to provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        As of March 31, 2017 and December 31, 2016, $213,737 and $113,737, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of March 31, 2017, all of the deferred financing costs had been amortized to interest expense.

        For the three months ended March 31, 2017 and 2016, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$772	$497
Non-usage fees	368	259

Total interest expense	$1,140	$756

        For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$989	$527
Average borrowings under the facility	$127,071	$113,737
Effective interest rate on borrowings	2.50%	1.73%
Weighted average interest rate (including the effect of non-usage fees)	3.59%	2.63%

(1)
Interest under the BNP facility is paid monthly in arrears.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the three months ended March 31, 2017 and 2016, Berwyn Funding received a fee of $1 and $0, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of March 31, 2017 and December 31, 2016, the fair value of those securities rehypothecated by BNP was $194,672 and $106,488, respectively.

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

        As of March 31, 2017 and December 31, 2016, $240,000 and $200,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $4,443 in connection with obtaining and amending the Deutsche Bank credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of March 31, 2017, $216 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$1,569	$1,621
Non-usage fees	206	139
Amortization of deferred financing costs	271	296

Total interest expense	$2,046	$2,056

        For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$1,741	$1,870
Average borrowings under the facility	$205,333	$266,813
Effective interest rate on borrowings	3.03%	2.42%
Weighted average interest rate (including the effect of non-usage fees)	3.46%	2.61%

(1)
Interest under the Deutsche Bank credit facility is paid quarterly in arrears.

        Borrowings of FSEP Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Fortress Facility

        On November 6, 2015, Foxfields Funding LLC, or Foxfields Funding, a wholly owned financing subsidiary of the Company, entered into a senior secured multiple draw term loan facility, or the Fortress facility, with Fortress as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress facility, as amended, provides for $155,000 of term loans available to be borrowed during the first two years after the initial closing date of November 6, 2015 with an option for the Company to request, at one or more times during the first two years after the closing date, that existing or new lenders, at their election provide up to $45,000 of additional commitments.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        As of March 31, 2017 and December 31, 2016, $155,000 was outstanding under the Fortress facility. The carrying amount outstanding under the Fortress facility approximates its fair value. The Company incurred costs of $1,342 in connection with obtaining and amending the Fortress facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Fortress facility. As of March 31, 2017, $978 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Fortress facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$2,176	$1,303
Non-usage fees	—	199
Amortization of deferred financing costs	67	66

Total interest expense	$2,243	$1,568

        For the three months ended March 31, 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$2,041	$—
Average borrowings under the facility	$155,000	$89,600
Effective interest rate on borrowings	5.79%	5.75%
Weighted average interest rate (including the effect of non-usage fees)	5.62%	6.63%

(1)
Interest under the Fortress facility is paid quarterly in arrears and payments commenced on April 14, 2016.

        Borrowings of Foxfields Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Facility

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

        Under the financing arrangement, assets in the Company's portfolio may be sold and/or contributed by it from time to time to Gladwyne Funding, pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, between the Company and Gladwyne Funding, or the Sale and Contribution Agreement. As of March 31, 2017, the fair value of assets held by Gladwyne Funding was $702,170, which includes an initial contribution by the Company of a portfolio of assets with an aggregate par value of $427,061. The assets held by Gladwyne Funding

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

secure the obligations of Gladwyne Funding under certain Floating Rate Notes, or the Notes, to be issued from time to time by Gladwyne Funding to Strafford Funding, pursuant to an indenture, dated as of September 11, 2014, as supplemented by the Second Supplemental Indenture dated as of September 21, 2016, or the Indenture, with Citibank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Gladwyne Funding from time to time is $577,750. Interest on the Notes under the Indenture accrues at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of November 15, 2025. As of March 31, 2017, Strafford Funding had purchased $577,750 of Notes, the maximum principal amount of Notes that may be purchased under the Goldman facility (as defined below).

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

        Strafford Funding, in turn, entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex thereto, each dated as of September 11, 2014, as supplemented by the second amended and restated master confirmation dated as of September 21, 2016, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman began purchasing Notes held by Strafford Funding for an aggregate purchase price equal to approximately 56.25% of the principal amount of the Notes purchased. As of March 31, 2017, Goldman had purchased Notes in the principal amount of $577,750 from Strafford Funding, the maximum principal amount of Notes available to be purchased under the Goldman facility, for a total purchase price equal to $325,000.

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

        As of March 31, 2017 and December 31, 2016, Notes in an aggregate principal amount of $577,750 had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $325,000. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of March 31, 2017 and December 31, 2016, Strafford Funding's liability under the Goldman facility was $325,000 and $325,000, respectively, plus $667 and $649, respectively, of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        The Company incurred costs of $380 in connection with obtaining and amending the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $59 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$3,546	$2,707
Amortization of deferred financing costs	32	32

Total interest expense	$3,578	$2,739

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$3,529	$2,680
Average borrowings under the facility	$325,000	$324,984
Effective interest rate on borrowings	4.34%	3.26%
Weighted average interest rate	4.36%	3.30%

(1)
Interest under the Goldman facility is paid quarterly in arrears.

        Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, the Company was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the three months ended March 31, 2017, the Company repaid $1,373 of outstanding borrowings under the facility.

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

        Remaining outstanding borrowings under the Natixis credit facility accrue interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum. Any amounts outstanding under the Natixis credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023.

        As of March 31, 2017 and December 31, 2016, $48,955 and $50,328, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the Natixis credit facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Natixis credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $86 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$423	$655
Amortization of deferred financing costs	256	260

Total interest expense	$679	$915

        For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$433	$657
Average borrowings under the facility	$49,466	$90,317
Effective interest rate on borrowings	3.48%	2.97%
Weighted average interest rate	3.42%	2.87%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

        Borrowings of Energy Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility originally provided for borrowings in an aggregate principal amount up to $200,000 on a committed basis, subject to Wayne Funding's option to reduce the commitment amount as provided in the Wells Fargo credit facility. Wayne Funding subsequently was amended multiple times, most recently, to (1) reduce the maximum commitment from $125,000 to $60,000; (2) shorten the maturity date from September 9, 2019 to September 9, 2018; and (3) eliminate the non-usage fee.

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

        Borrowings under the Wells Fargo credit facility accrue interest at a rate equal to three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period. During the period beginning June 6, 2015 and through October 12, 2016, the non-usage fee was equal to the sum of (a) 0.50% per annum on the first $40,000 of unborrowed principal amount available under the Wells Fargo credit facility and (b) 2.00% on any unborrowed principal amount available under the Wells Fargo credit facility in excess of $40,000. Any amounts outstanding under the Wells Fargo credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2018. Borrowings under the Wells Fargo credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wayne Funding varies depending upon the types of assets in Wayne Funding's portfolio.

        As of March 31, 2017 and December 31, 2016, $26,700 and $29,600, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the Wells Fargo credit facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the Wells Fargo credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Wells Fargo credit facility. As of March 31, 2017, $1,162 of such deferred financing costs had yet to be amortized to interest expense.

        For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$243	$1,097
Non-usage fees	—	90
Amortization of deferred financing costs	198	131

Total interest expense	$441	$1,318

        For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$248	$1,260
Average borrowings under the facility	$26,861	$133,901
Effective interest rate on borrowings	3.71%	3.25%
Weighted average interest rate (including the effect of non-usage fees)	3.62%	3.51%

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

        See Note 4 for a discussion of the Company's commitments to FS Advisor and its affiliates (including FS Investments) and Note 6 for a discussion of the Company's unfunded commitments.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$7.61	$6.50
Results of operations(2)
Net investment income (loss)	0.20	0.57
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(0.06)	1.25

Net increase (decrease) in net assets resulting from operations	0.14	1.82

Shareholder distributions(3)
Distributions from net investment income	(0.18)	(0.67)
Distributions representing tax return of capital	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.18)	(0.71)

Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$7.57	$7.61

Shares outstanding, end of period	443,982,283	440,162,095

Total return(6)	1.80%	29.53%

Total return (without assuming reinvestment of distributions)(7)	1.84%	28.00%

Ratio/Supplemental Data:
Net assets, end of period	$3,362,149	$3,348,894

Ratio of net investment income to average net assets(8)	2.61%	8.19%
Ratio of total operating expenses to average net assets(8)	1.38%	4.88%
Ratio of net expenses to average net assets(6)	0.84%	4.88%
Portfolio turnover(9)	11.04%	35.85%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,009,392	$873,665
Asset coverage per unit(10)	4.33	4.83

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares, pursuant to the Company's distribution reinvestment plan. The issuance of common shares at a price that is greater than the net asset

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (Continued)

  value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during the three months ended March 31, 2017.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (Continued)

(8)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2017 are not annualized. The following is a schedule of supplemental ratios for the three months ended March 31, 2017 and year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	0.31%	0.20%
Ratio of interest expense to average net assets	0.30%	1.31%
Ratio of offering costs to average net assets	—	0.17%
Ratio of income and excise taxes to average net assets	0.00%	0.01%
(9)
Portfolio turnover for the three months ended March 31, 2017 is not annualized.

(10)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events

Goldman Term Loan Agreement and Termination of the Goldman Facility

        On September 11, 2014, two wholly owned, special-purpose financing subsidiaries of the Company, Gladwyne Funding and Strafford Funding, entered into a debt financing agreement, or the Goldman Facility, with Goldman. Under the Goldman Facility, Gladwyne issued floating rate notes, or the Notes, to Strafford pursuant to an Indenture, dated as of September 11, 2014, as amended and restated on December 15, 2014 and September 21, 2016, (as may have been further amended, modified or supplemented from time to time), or the Indenture, with Citibank, N.A., as trustee. The Notes were, in turn, purchased by Goldman for a purchase price of $325,000 pursuant to a Master Repurchase Agreement, dated as of September 11, 2014, as amended and restated on December 15, 2014 and September 21, 2016, or the Global Master Repurchase Agreement together with the related Annex and Confirmation thereto, as amended and restated.

        On April 19, 2017, the Company, Gladwyne Funding, Strafford Funding and Goldman effected a series of transactions to refinance the Goldman Facility through a $425,000 senior-secured loan with Goldman as administrative agent and lender, or the Goldman Term Loan Facility. In connection with this refinancing, on April 19, 2017, Gladwyne Funding entered into a Credit Agreement with Goldman, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator, pursuant to which Goldman advanced $325,000 to Gladwyne Funding with a 60-day availability period for Gladwyne Funding to borrow an additional $100,000. The outstanding advances under the Goldman Term Loan Facility bear interest at a rate equal to three-month LIBOR plus a spread of 3.72% per annum. Interest is payable in arrears beginning on June 15, 2017 and each quarter thereafter. The Goldman Term Loan Facility will mature, and the principal and accrued and unpaid interest thereunder, will be due and payable, on September 15, 2019.

        Additionally, in connection with the Goldman Term Loan Facility, (a) the Goldman Facility was terminated by (i) effecting a cancellation of the Notes issued by Gladwyne Funding to Strafford Funding pursuant to the Indenture; (ii) discharging the Indenture; and (iii) terminating the Global Master Repurchase Agreement and (b) Strafford Funding was dissolved on May 4, 2017.

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

  •
  actual and potential conflicts of interest with the Fund Complex or any affiliates thereof;

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

  •
  the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

  •
  the tax status of the enterprises in which we may invest.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2016.

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

        For the three months ended March 31, 2017, we accrued $18,220 for expense reimbursements that FS Investments has agreed to pay. As discussed in Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q, it is intended that these reimbursements will be funded through the offset of management fees and subordinated income incentive fees payable by us to FS Advisor. As of March 31, 2017, we had $18,220 of reimbursements due from FS Investments, which we expect to offset against management fees and subordinated income incentive fees payable by us to FS Advisor.

        As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. For the three months ended March 31, 2017, we did not accrue any expense recoupments payable to FS Advisor or its affiliates. The following table reflects the expense reimbursement payments due from FS Investments to us as of March 31, 2017 that may become subject to repayment by us to FS Advisor or its affiliates:

For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized "Other Operating Expenses" Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distribution Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2017	$18,220	0.40%	9.14%	March 31, 2020

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of March 31, 2017 (which is calculated by annualizing the regular monthly cash distribution per share as of March 31, 2017 without compounding), divided by our distribution reinvestment price per share as of March 31, 2017.

        FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three Months Ended March 31, 2017 and for the Year Ended December 31, 2016

        During the three months ended March 31, 2017, we made investments in portfolio companies totaling $782,606. During the same period, we sold investments for proceeds of $97,055 and received principal repayments of $361,040. As of March 31, 2017, our investment portfolio, with a total fair value of $4,221,876 (23% in first lien senior secured loans, 18% in second lien senior secured loans, 12% in senior secured bonds, 31% in subordinated debt and 16% in equity/other), consisted of interests in 87 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $280.6 million. As of March 31, 2017, the debt investments in our portfolio were purchased at a weighted average price of 97.2% of par value, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.8% based upon the amortized cost of our investments.

        Based on our regular monthly cash distribution rate of $0.059042 per share as of March 31, 2017 and the price at which we issue shares pursuant to our distribution reinvestment plan of $7.75 per share, the annualized distribution rate to shareholders as of March 31, 2017 was 9.14%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

        During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,488,179. During the same period, we sold investments for proceeds of $680,239 and received principal repayments of $544,813. As of December 31, 2016, our investment portfolio, with a total fair value of $3,910,440 (23% in first lien senior secured loans, 22% in second lien senior secured loans, 10% in senior secured bonds, 27% in subordinated debt and 18% in equity/other), consisted of interests in 84 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $304.3 million. As of December 31, 2016, the investments in our portfolio were purchased at a weighted average price of 97.2% of par value and our estimated gross annual portfolio yield, prior to leverage, was 8.8% based upon the amortized cost of our investments.

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

        Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2016 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2017 and year ended December 31, 2016:

Net Investment Activity	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Purchases	$782,606	$1,488,179
Sales and Redemptions	(458,095)	(1,225,052)

Net Portfolio Activity	$324,511	$263,127

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$98,622	13%	$307,960	21%
Senior Secured Loans—Second Lien	198,327	25%	203,980	14%
Senior Secured Bonds	148,977	19%	147,795	10%
Subordinated Debt	305,961	39%	410,587	27%
Equity/Other	30,719	4%	417,857	28%

Total	$782,606	100%	$1,488,179	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$992,934	$959,137	23%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	827,811	762,752	18%	948,762	873,869	22%
Senior Secured Bonds	521,660	523,757	12%	388,512	397,614	10%
Subordinated Debt	1,308,986	1,308,635	31%	1,049,097	1,043,167	27%
Equity/Other	618,924	667,595	16%	628,814	683,299	18%

Total	$4,270,315	$4,221,876	100%	$3,962,988	$3,910,440	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Number of Portfolio Companies	87	84
% Variable Rate (based on fair value)	39.0%	43.6%
% Fixed Rate (based on fair value)	45.2%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	2.7%	3.5%
% Non-Income Producing Equity/Other Investments (based on fair value)	13.1%	14.0%
Average Annual EBITDA of Portfolio Companies	$280,603	$304,299
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.2%	97.2%
% of Investments on Non-Accrual (based on fair value)	0.2%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.8%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.1%	10.2%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2017 and year ended December 31, 2016:

New Direct Originations	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$352,674	$892,177
Exited Investments (including partial paydowns)	(327,148)	(930,778)

Net Direct Originations	$25,526	$(38,601)

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$49,458	14%	$184,094	21%
Senior Secured Loans—Second Lien	196,000	56%	202,375	23%
Senior Secured Bonds	90,000	25%	83,887	9%
Subordinated Debt	—	—	40,786	4%
Equity/Other	17,216	5%	381,035	43%

Total	$352,674	100%	$892,177	100%

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$58,779	$46,957
Weighted Average Maturity for New Direct Originations	12/27/23	6/23/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	8.7%	7.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.1%	12.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.6%	7.5%

        The following table presents certain selected information regarding our direct originations as of March 31, 2017 and December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	March 31, 2017	December 31, 2016
Number of Portfolio Companies	30	28
Average Annual EBITDA of Portfolio Companies	$59,706	$71,509
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.7x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.0%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.6%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.0%	11.4%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,145,761	51%	$2,208,234	57%
Opportunistic	1,133,967	27%	867,477	22%
Broadly Syndicated/Other	942,148	22%	834,729	21%

Total	$4,221,876	100%	$3,910,440	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,494,836	59%	$2,270,769	58%
Midstream	330,019	8%	343,713	9%
Downstream	60,798	2%	49,623	1%
Power	522,085	12%	523,153	13%
Service & Equipment	814,138	19%	723,182	19%

Total	$4,221,876	100%	$3,910,440	100%

        In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        As of March 31, 2017, we held investments in six portfolio companies of which we were deemed to be an "affiliated person" but were not deemed to "control". As of March 31, 2017, except for Lusk Operating LLC, we did not "control" any of our portfolio companies. For additional information with respect to such portfolio companies, please see footnotes (p) and (aa) to the unaudited consolidated schedule of investments as of March 31, 2017 in this quarterly report on Form 10-Q.

        As of December 31, 2016, we held investments in six portfolio companies of which we were deemed to be an "affiliated person" but were not deemed to "control". As of December 31, 2016, except for Lusk Operating LLC, we did not "control" any of our portfolio companies. For additional information with respect to such portfolio companies, please see footnotes (p) and (aa) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, we had six senior secured loan investments with aggregate unfunded commitments of $130,366 and five equity/other investments with aggregate unfunded commitments of $17,835. As of March 31, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Chisholm Oil and Gas, LLC and Synergy Offshore LLC. As of December 31, 2016, we had four senior secured loan investments with aggregate unfunded commitments of $82,404 and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$161,585	4%	$115,927	3%
2	3,004,380	71%	2,719,833	70%
3	864,869	20%	899,835	23%
4	108,339	3%	85,427	2%
5	82,703	2%	89,418	2%

Total	$4,221,876	100%	$3,910,440	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

        We generated investment income of $116,246 and $97,910 for the three months ended March 31, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $103,768 and $87,482 of cash income earned as well as $12,478 and $10,428 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended March 31, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

        The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn will increase or decrease to the extent the size of our investment portfolio increases or decreases and as the proportion of directly originated investments in our portfolio increases or decreases.

        During the three months ended March 31, 2017 and 2016, we generated $23,822 and $8,176 of fee income, which represented 20.5% and 8.4%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in fee income during the three months ended March 31, 2017 compared to three months ended March 31, 2016 was primarily due to a prepayment fee received on account of the prepayment of a large investment during the three months ended March 31, 2017.

Expenses

        Our total expenses were $46,458 and $35,520 for the three months ended March 31, 2017 and 2016, respectively. Our expenses include base management fees attributed to FS Advisor of $22,385 and $17,241 for the three months ended March 31, 2017 and 2016, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $808 and $884 for the three months ended March 31, 2017 and 2016, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2017 and 2016, we accrued a subordinated incentive fee on income of $10,499 and $5,774, respectively. During the three months ended March 31, 2017 and 2016, we did not accrue any capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $10,235 and $9,352 for the three months ended March 31, 2017 and 2016, respectively, in connection with our financing arrangements. For the three months ended March 31, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $422 and $286, respectively, and fees and expenses incurred with our share transfer agent totaled $734 and $742, respectively. Fees for our board of trustees were $250 and $250 for the three months ended March 31, 2017 and 2016, respectively. Amortization of our deferred offering costs was $125 for the three months ended March 31, 2016.

        Our other general and administrative expenses totaled $1,069 and $833 for the three months ended March 31, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended March 31,
	2017	2016
Expenses associated with our independent audit and related fees	$122	$123
Legal fees	67	166
Printing fees	507	198
Insurance expense	44	61
Other	329	285

Total	$1,069	$833

        During the three months ended March 31, 2017 and 2016, the ratio of our total expenses to our average net assets was 1.38% and 1.52%, respectively. During the three months ended March 31, 2017 and 2016, the ratio of our net expenses to our average net assets, which includes $18,220 and $0, respectively, of expense reimbursements from FS Investments, was 0.84% and 1.52%, respectively. During the three months ended March 31, 2017 and 2016, our ratio of total expenses to average net assets included $10,235 and $9,352, respectively, related to interest expense, $10,499 and $5,774, respectively, related to accruals for incentive fees, $0 and $125, respectively, related to amortization of deferred offering costs and $56 and $33, respectively, related to accruals for income taxes. Without such expenses, our ratio of expenses to average net assets would have been 0.76% and 0.86% for the three months ended March 31, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the three months ended March 31, 2017, we accrued $18,220 for expense reimbursements that FS Investments has agreed to pay. It is intended that these reimbursements will be funded through the offset of management fees payable and subordinated income incentive fees payable by us to FS Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. As of March 31, 2017, we had $18,220 of reimbursements due from FS Investments, which we expect to offset against management fees payable and subordinated income incentive fees payable by us to FS Advisor. During the three months ended March 31, 2017, we did not accrue any expense recoupments payable to FS Advisor or its affiliates. See "—Overview—Expense Reimbursement" for a discussion of the expense reimbursement agreement.

Net Investment Income

        Our net investment income totaled $88,008 ($0.20 per share) and $62,390 ($0.17 per share) for the three months ended March 31, 2017 and 2016, respectively. The increase in net investment income on a per share basis can be attributed primarily to an increase in fee income and the reimbursements of expenses provided to us by FS Investments through the offset of management fees and subordinated income incentive fees.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $97,055 and $361,040, respectively, during the three months ended March 31, 2017, from which we realized a net loss of $30,653. We sold investments and received principal repayments of $85,812 and $90,544, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $57,011. We realized a net gain of $3 from settlements on foreign currency during the three months ended March 31, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended March 31, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $4,109 and $(43,855), respectively, and the net change in unrealized gain (loss) on foreign currency was $52 and $16, respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2017 was primarily driven by a continuation of the recovery in the energy markets and by the conversion of unrealized depreciation to realized losses. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2016 was primarily driven by increased volatility and a general widening of credit spreads in the Energy high yield and leveraged loan markets and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended March 31, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $61,519 ($0.14 per share) and $(38,460) ($(0.10) per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of March 31, 2017, we had $96,398 in cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $294,563 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of March 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2017, we had six senior secured loan investments with aggregate unfunded commitments of $130,366 and five equity/other investments with aggregate unfunded commitments of $17,835. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        In November 2016, we closed our continuous public offering of common shares to new investors. We sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan. As of May 11, 2017, we have raised total gross proceeds of $4,477,553, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

        During the three months ended March 31, 2017, we received gross proceeds pursuant to our distribution reinvestment plan for gross proceeds of $46,964, for which we issued 6,059,668 common shares.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the three months ended March 31, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.75	$18,339
Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.70	$17,244

(1)
On October 13, 2016, and in connection with the closing of our continuous public offering, we amended the terms of our share repurchase program, which was first effective for our quarterly repurchase offer for the fourth quarter of 2016 to provide that shares repurchased under the program would be repurchased at a price determined as described above. Prior to amending the share repurchase program, we offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase.

        On April 17, 2017, we repurchased 4,587,306 common shares (representing 100% of common shares tendered for repurchase and 1.03% of the shares outstanding as of such date) at $7.75 per share for aggregate consideration totaling $35,552.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2017:

Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%(1)	$213,737	$86,263	December 26, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	$240,000	$75,000	June 11, 2017
Fortress Facility	Term	L+5.00%(3)	$155,000	—	November 6, 2020
Goldman Facility(4)	Repurchase	L+3.38%	$325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$48,955	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$26,700	$33,300	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under the BNP facility began to accrue interest at a rate equal to LIBOR plus 1.35%.

(2)
The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
As described in Note 8, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(4)
On April 19, 2017, our wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC and Strafford Funding LLC entered into various agreements which, among other things, resulted in (a) the prepayment and dissolution of the Indenture and the Goldman facility; (b) the dissolution of Strafford Funding LLC; (c) the restructuring of the financing into a term loan facility that included the availability of an additional $100,000, resulting in a total facility amount of $425,000, (d) extending the maturity date of the facility to September 15, 2019, and (e) increasing the interest rate to LIBOR plus 3.72% per annum.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $888,732 and 4.23%, respectively. As of March 31, 2017, our weighted average effective interest rate on borrowings was 3.80%.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1771	$66,720
Fiscal 2017
March 31, 2017	$0.1771	$77,984

        On March 30, 2017 and April 26, 2017, our board of trustees declared regular monthly cash distributions for April 2017 and May 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by our board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        On October 13, 2016, we further amended and restated our distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 30, 2016. Under the original plan, cash distributions to participating shareholders were reinvested in additional common shares at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended distribution reinvestment plan, cash distributions to participating shareholders will be reinvested in additional common shares at a purchase price determined by our board of trustees, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per common share as determined in good faith by our board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.

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

        Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. For the three months ended March 31, 2017, certain portions of our distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by us within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. Our future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will continue to achieve the performance necessary to sustain our distribution or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of our expenses, 23% of the aggregate amount of distributions paid during the three months ended March 31, 2017 would have been funded from offering proceeds or borrowings.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	58,396	75%	66,720	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	1,368	2%	—	—
Expense reimbursement from sponsor	18,220	23%	—	—

Total	$77,984	100%	$66,720	100%

(1)
During the three months ended March 31, 2017 and 2016, 85.0% and 88.2%, respectively, of our gross investment income on a tax basis was attributable to cash income earned and 0.9% and 0.0%, respectively, was attributable to non-cash income earned. In addition, 11.6% and 9.4%, respectively, was attributed to PIK interest and 2.5% and 2.4%, respectively, was attributed to accretion of discount during the three months ended March 31, 2017 and 2016.

        Our net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $76,616 and $62,858, respectively. As of March 31, 2017 and December 31, 2016, we had $0 and $19, respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the three months ended March 31, 2017, we saw positive developments in our investment portfolio. However, certain investments in the portfolio were restructured or experienced defaults due to the recently depressed prices of oil and natural gas, and we may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a monthly cash distribution amount of $0.059042 per common share.

        See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2017 and 2016, the components of accumulated earnings on a tax basis and deferred taxes as of March 31, 2017 and December 31, 2016.

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

        Our investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixteen senior secured loan investments, four senior secured bond investments and seven subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Twenty-seven of our equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of March 31, 2017. Two senior secured loan investments and two equity/other investments, which were newly issued and purchased near March 31, 2017, were valued at cost as our board of trustees determined that the cost of such investments were the best indication of their fair value. Except as described above, we valued our other investments, including three of our equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

        Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2017 and 2016.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Barclays credit facility, the Deutsche Bank credit facility, the Fortress facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at March 31, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$213,737	$213,737	—	—	—
Deutsche Bank Credit Facility(2)	$240,000	$240,000	—	—	—
Fortress Facility(3)	$155,000	—	—	$155,000	—
Goldman Facility(4)	$325,000	—	$325,000	—	—
Natixis Credit Facility(5)	$48,955	—	—	—	$48,955
Wells Fargo Credit Facility(6)	$26,700	—	$26,700	—	—

(1)
At March 31, 2017, $86,263 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At March 31, 2017, $75,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2017.

(3)
At March 31, 2017, no amounts remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At March 31, 2017, no amounts remained unused under the Goldman facility. On April 19, 2017, our wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC and Strafford Funding LLC entered into various agreements which, among other things, resulted in (a) the prepayment and dissolution of the Indenture and the Goldman facility; (b) the dissolution of Strafford Funding LLC; (c) the restructuring of the financing into a term loan facility that included the availability of an additional $100,000, resulting in a total facility amount of $425,000, (d) extending the maturity date of the facility to September 15, 2019, and (e) increasing the interest rate to LIBOR plus 3.72% per annum.

(5)
At March 31, 2017, no amounts remained unused under the Natixis credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 11, 2023. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter.

(6)
At March 31, 2017, $33,300 remained unused under the Wells Fargo credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 9, 2018, as amended.

        As of March 31, 2017, no amounts were outstanding under the Barclays credit facility. All borrowed amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 18, 2021.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets (gross assets equals total assets set forth on our consolidated balance sheet) and an incentive fee based on our performance. Pursuant to the investment sub-advisory agreement, GSO will receive 50% of all management and incentive fees payable to FS Advisor under the investment advisory and administrative services agreement with respect to each year. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our investment operations. Base management fees are paid on a quarterly basis in arrears.

        The dealer manager for our continuous public offering was FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement, FS Investment Solutions was entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers and financial representatives. The dealer manager agreement terminated in connection with the closing of our continuous public offering in November 2016.

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2017	2016
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,385	$17,241
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$10,499	$5,774
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$808	$884
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$713
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(5)	—	$1,479

(1)
Of the $22,385 in base management fees accrued and payable as of March 31, 2017, it is intended that $7,721 of such fees will be applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Overview—Expense Reimbursement") as of March 31, 2017 and the balance, $14,664, will be paid to FS Advisor. During the three months ended March 31, 2017 and 2016, $20,855 and $18,338, respectively, in base management fees were paid to FS Advisor.

(2)
Of the $10,499 in subordinated incentive fee on income accrued and payable as of March 31, 2017, it is intended that all of such fees will be applied to offset the liability of FS Investments under the expense reimbursement agreement (see

  "—Overview—Expense Reimbursement") as of March 31, 2017. During the three months ended March 31, 2016, $12,048 of subordinated incentive fees on income were paid to FS Advisor.

(3)
During the three months ended March 31, 2017 and 2016, $785 and $861, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $930 and $1,204 in administrative services expenses to FS Advisor during the three months ended March 31, 2017 and 2016, respectively.

(4)
During the three months ended March 31, 2016, we incurred offering costs of $1,500, of which $713 related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

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

Recent Developments

        During the period from April 1, 2017 to May 11, 2017, we issued 2,036,247 common shares under our distribution reinvestment plan for gross proceeds of $15,630 at an average price per share of $7.68.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 39.0% of our portfolio investments (based on fair value) paid variable interest rates, 45.2% paid fixed interest rates, 2.7% were income producing equity/other investments and the remainder (13.1%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the Barclays credit facility, BNP facility, Deutsche Bank credit facility, Fortress facility, Goldman facility, Natixis credit facility and Wells Fargo credit facility, Bryn Mawr Funding, Berwyn Funding, FSEP Funding, Foxfields Funding, Gladwyne Funding, Strafford Funding, Energy Funding and Wayne Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(1,938)	$(11,632)	$9,694	3.0%
No change	—	—	—	—
Up 100 basis points	15,400	11,632	3,768	1.1%
Up 300 basis points	49,486	34,896	14,590	4.4%
Up 500 basis points	83,835	58,160	25,675	7.8%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2017 and 2016, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended March 31, 2017 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	2,239,480	$7.70	2,239,480	(1)
February 1 to February 28, 2017	—	—	—	—
March 1 to March 31, 2017	—	—	—	—

Total	2,239,480	$7.70	2,239,480	(1)

(1)
The maximum number of common shares available for repurchase on January 1, 2017 was 10,224,187. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

(2)
On October 13, 2016, and in connection with the closing of our continuous public offering, we amended the terms of our share repurchase program, which was first effective for our quarterly repurchase offer for the fourth quarter of 2016 to provide that shares repurchased under the program would be repurchased at a price determined as described above. Prior to amending the share repurchase program, we offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase.

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
10.75
Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on April 25, 2017.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2017.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)