Form 10-Q
period 2017-06-30
FS Energy & Power Fund
filed 2017-08-10
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

        The issuer had 442,828,780 common shares of beneficial interest outstanding as of August 10, 2017.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,490,835 and $2,959,314, respectively)	$3,309,543	$2,838,377
Non-controlled/affiliated investments (amortized cost—$878,955 and $977,010, respectively)	873,512	1,071,032
Controlled/affiliated investments (amortized cost—$27,164 and $26,664, respectively)	—	1,031

Total investments, at fair value (amortized cost—$4,396,954 and $3,962,988, respectively)	4,183,055	3,910,440
Cash	159,405	317,520
Receivable for investments sold and repaid	2,331	22
Income receivable	42,222	37,857
Deferred financing costs	2,306	2,443
Prepaid expenses and other assets	165	15

Total assets	$4,389,484	$4,268,297

Liabilities
Payable for investments purchased	$122,169	$6,046
Credit facilities payable (net of deferred financing costs of $2,206 and $1,045, respectively)	1,073,755	547,620
Repurchase agreement payable (net of deferred financing costs of $0 and $91, respectively)(2)	—	324,909
Shareholder distributions payable	10,927	9,474
Management fees payable	22,688	20,855
Expense recoupment payable to sponsor(1)	2,858	—
Administrative services expense payable	1,491	1,477
Interest payable	4,493	4,328
Trustees' fees payable	250	250
Other accrued expenses and liabilities	4,484	4,444

Total liabilities	1,243,115	919,403

Commitments and contingencies ($15,362 and $0, respectively)(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 450,000,000 shares authorized, 445,653,258 and 440,162,095 shares issued and outstanding, respectively	446	440
Capital in excess of par value(4)	3,843,429	3,802,263
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(463,906)	(387,452)
Accumulated undistributed (distributions in excess of) net investment income(4)	(19,682)	(13,738)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(213,918)	(52,619)

Total shareholders' equity	3,146,369	3,348,894

Total liabilities and shareholders' equity	$4,389,484	$4,268,297

Net asset value per common share at period end	$7.06	$7.61

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$82,139	$72,909	$156,680	$150,651
Fee income	6,541	1,807	30,363	2,627
From non-controlled/affiliated investments:
Interest income	13,304	13,610	31,187	25,602
Fee income	656	—	656	7,356

Total investment income	102,640	88,326	218,886	186,236

Operating expenses
Management fees	22,688	18,398	45,073	35,639
Subordinated income incentive fees(1)	—	—	10,499	5,774
Administrative services expenses	799	883	1,607	1,767
Share transfer agent fees	674	642	1,408	1,384
Accounting and administrative fees	410	324	832	610
Interest expense	11,571	8,927	21,806	18,279
Trustees' fees	250	262	500	512
Offering costs	—	498	—	623
Other general and administrative expenses	930	1,320	1,999	2,153

Total operating expenses	37,322	31,254	83,724	66,741
Less: Expense reimbursement from sponsor(2)	—	—	(18,220)	—
Add: Expense recoupment to sponsor(2)	2,858	—	2,858	—

Net expenses	40,180	31,254	68,362	66,741

Net investment income before taxes	62,460	57,072	150,524	119,495
Income taxes	54	46	110	79

Net investment income	62,406	57,026	150,414	119,416

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(46,654)	(19,073)	(77,515)	(78,349)
Non-controlled/affiliated	852	6	1,060	2,271
Net realized gain (loss) on foreign currency	(2)	—	1	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(87,590)	290,929	(60,355)	259,592
Non-controlled/affiliated	(77,870)	140,859	(99,465)	128,341
Controlled/affiliated	—	(13,200)	(1,531)	(13,200)
Net change in unrealized gain (loss) on foreign currency	—	(2)	52	14

Total net realized and unrealized gain (loss)	(211,264)	399,519	(237,753)	298,669

Net increase (decrease) in net assets resulting from operations	$(148,858)	$456,545	$(87,339)	$418,085

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.34)	$1.14	$(0.20)	$1.07

Weighted average shares outstanding	443,232,133	401,013,506	442,101,188	389,350,942

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

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income	$150,414	$119,416
Net realized gain (loss) on investments and foreign currency	(76,454)	(76,078)
Net change in unrealized appreciation (depreciation) on investments	(161,351)	374,733
Net change in unrealized gain (loss) on foreign currency	52	14

Net increase (decrease) in net assets resulting from operations	(87,339)	418,085

Shareholder distributions(1)
Distributions from net investment income	(156,358)	(137,508)

Net decrease in net assets resulting from shareholder distributions	(156,358)	(137,508)

Capital share transactions(2)
Issuance of common shares	—	224,029
Reinvestment of shareholder distributions	93,968	86,691
Repurchases of common shares	(52,796)	(32,277)

Net increase (decrease) in net assets resulting from capital share transactions	41,172	278,443

Total increase (decrease) in net assets	(202,525)	559,020
Net assets at beginning of period	3,348,894	2,417,861

Net assets at end of period	$3,146,369	$2,976,881

Accumulated undistributed (distributions in excess of) net investment income(1)	$(19,682)	$(4,068)

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company's common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(87,339)	$418,085
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,235,075)	(435,184)
Paid-in-kind interest	(17,079)	(13,911)
Proceeds from sales and repayments of investments	754,124	285,075
Net realized (gain) loss on investments	76,455	76,078
Net change in unrealized (appreciation) depreciation on investments	161,351	(374,733)
Accretion of discount	(12,391)	(7,430)
Amortization of deferred financing costs	1,670	1,575
Amortization of deferred offering costs	—	623
(Increase) decrease in receivable for investments sold and repaid	(2,309)	(14,847)
(Increase) decrease in income receivable	(4,365)	(11,246)
(Increase) decrease in prepaid expenses and other assets	(150)	122
Increase (decrease) in payable for investments purchased	116,123	53,766
Increase (decrease) in management fees payable	1,833	60
Increase (decrease) in subordinated income incentive fees payable	—	(12,048)
Increase (decrease) in expense recoupment payable to sponsor(1)	2,858	—
Increase (decrease) in administrative services expense payable	14	(339)
Increase (decrease) in interest payable(2)	165	685
Increase (decrease) in trustees' fees payable	—	8
Increase (decrease) in other accrued expenses and liabilities	40	(383)

Net cash provided by (used in) operating activities	(244,075)	(34,044)

Cash flows from financing activities
Issuance of common shares	—	221,243
Reinvestment of shareholder distributions	93,968	86,691
Repurchases of common shares	(52,796)	(32,277)
Offering costs incurred	—	(2,700)
Shareholder distributions	(154,905)	(137,527)
Borrowings under credit facilities	672,000	—
Repayments under credit facilities	(144,704)	(138,104)
Repayments under repurchase facility	(325,000)	—
Deferred financing costs paid	(2,603)	(1,484)

Net cash provided by (used in) financing activities	85,960	(4,158)

Total increase (decrease) in cash	(158,115)	(38,202)
Cash at beginning of period	317,520	368,867

Cash at end of period	$159,405	$330,665

Supplemental disclosure
State taxes paid	$5	$109

Non-cash purchase of investments	$(16,957)	$(190,104)

Non-cash sales of investments	$16,957	$190,104

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's credit facilities and repurchase transaction. During the six months ended June 30, 2017 and 2016, the Company paid $15,017 and $10,529, respectively, in interest expense on the credit facilities and $4,954 and $5,490, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—26.0%
Abaco Energy Technologies LLC	(g)(j)(bb)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$86,372	$82,435	$81,837
Allied Wireline Services, LLC	(g)(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	111,969	111,314	109,870
Alon USA Partners, L.P.	(g)(i)(j)(m)	Downstream	L+800	1.3%	11/26/18	11,006	11,109	11,033
Altus Power America, Inc.	(j)(p)	Power	L+750	1.5%	9/30/21	77,378	77,378	78,539
Altus Power America, Inc.	(e)(p)	Power	L+750	1.5%	9/30/21	23,872	23,872	24,230
BL Sand Hills Unit, L.P.	(l)	Upstream	Prime+650	3.5%	12/17/17	40,807	35,439	29,075
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,000	13,027	10,688
Cactus Wellhead, LLC	(g)(i)(j)	Service & Equipment	L+600	1.0%	7/31/20	65,034	63,184	63,734
Cimarron Energy Inc.	(g)	Service & Equipment	L+1150 (11.5% Max PIK)	1.0%	12/15/19	23,289	23,289	22,940
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	28,586	28,859	29,055
Crestwood Holdings LLC	(f)(g)	Midstream	L+800	1.0%	6/19/19	29,473	29,549	28,884
Gulf Finance, LLC	(f)(i)	Midstream	L+525	1.0%	8/25/23	18,576	18,081	17,415
Industrial Group Intermediate Holdings, LLC	(i)	Service & Equipment	L+800	1.3%	5/31/20	23,052	23,052	23,167
JSS Holdings, Inc.	(l)	Service & Equipment	L+800 0.0% PIK, (2.5% Max PIK)	1.0%	3/31/23	15,000	14,854	15,032
JSS Holdings, Inc.	(e)	Service & Equipment	L+800 0.0% PIK, (2.5% Max PIK)	1.0%	3/31/23	2,727	2,727	2,733
Lusk Operating LLC	(r)(z)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	7/31/17	28,997	27,164	—
MB Precision Holdings LLC	(g)	Service & Equipment	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	12,917	12,917	10,689
Moxie Liberty LLC	(g)(j)	Power	L+650	1.0%	8/21/20	31,994	32,069	29,654
Panda Temple Power, LLC	(j)(r)(z)	Power	L+625	1.0%	3/6/22	9,923	9,782	7,132
Panda Temple Power, LLC		Power	L+900	1.0%	4/28/18	377	377	377
Power Distribution, Inc.	(i)	Power	L+725	1.3%	1/25/23	30,080	30,080	30,305
Strike, LLC		Midstream	L+800	1.0%	5/30/19	7,000	7,000	7,158
Strike, LLC	(e)	Midstream	L+800	1.0%	5/30/19	28,000	27,525	28,630
Strike, LLC	(i)(j)	Midstream	L+800	1.0%	11/30/22	51,188	49,788	52,467
Summit Midstream Partners Holdings LLC	(f)	Midstream	L+600	1.0%	5/15/22	16,667	16,507	16,896
Swift Worldwide Resources US Holdings Corp.	(g)(j)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,465	58,465	58,612
UTEX Industries, Inc.	(f)(bb)	Service & Equipment	L+400	1.0%	5/21/21	20,327	18,294	18,245
Warren Resources, Inc.	(j)(l)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	78,834	78,834	76,962
Warren Resources, Inc.	(e)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	5,590	5,590	5,457

Total Senior Secured Loans—First Lien							932,561	890,816
Unfunded Loan Commitments							(72,741)	(72,741)

Net Senior Secured Loans—First Lien							859,820	818,075

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—25.8%
Arena Energy, LP	(i)(j)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$105,512	$105,512	$105,248
Ascent Resources—Marcellus, LLC	(r)(z)	Upstream	L+750	1.0%	8/4/21	10,000	9,874	1,050
Brock Holdings III, Inc.	(g)(j)	Service & Equipment	Prime+725		3/16/18	29,605	29,663	29,198
Chief Exploration & Development LLC	(f)(i)(j)	Upstream	L+650	1.0%	5/16/21	55,576	54,005	53,770
Chisholm Oil and Gas Operating, LLC	(j)(k)(l)	Upstream	L+800	1.0%	3/21/24	166,600	166,600	169,316
Chisholm Oil and Gas Operating, LLC	(e)	Upstream	L+800	1.0%	3/21/24	29,400	29,400	29,879
Emerald Performance Materials, LLC	(f)	Downstream	L+775	1.0%	8/1/22	11,819	11,759	11,834
Fieldwood Energy LLC	(f)(j)	Upstream	L+713	1.3%	9/30/20	35,248	35,818	19,827
Granite Acquisition, Inc.	(f)	Power	L+725	1.0%	12/19/22	18,694	18,301	18,619
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,418	13,763
Horn Intermediate Holdings, Inc.	(g)(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	49,873
Jonah Energy LLC	(f)(i)(j)	Upstream	L+650	1.0%	5/12/21	39,523	38,476	37,930
Neff Rental LLC	(f)(j)	Service & Equipment	L+625	1.0%	6/9/21	32,948	32,313	33,051
Oxbow Carbon LLC	(g)	Midstream	L+700	1.0%	1/17/20	15,000	14,938	15,094
P2 Upstream Acquisition Co.	(g)(j)	Service & Equipment	L+800	1.0%	4/30/21	47,399	46,975	45,602
Talos Production LLC	(k)(l)	Upstream	11.0%		4/3/22	43,250	40,236	37,736
Titan Energy Operating, LLC	(k)(p)	Upstream	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	109,973	95,004	81,864
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	85,192	78,787	75,794
WP CPP Holdings, LLC	(g)(j)	Service & Equipment	L+775	1.0%	4/30/21	13,260	12,980	12,564

Total Senior Secured Loans—Second Lien							885,309	842,012
Unfunded Loan Commitment							(29,400)	(29,400)

Net Senior Secured Loans—Second Lien							855,909	812,612

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—18.4%
Black Swan Energy Ltd.	(j)(m)	Upstream	9.0%		1/20/24	$90,000	$90,000	$87,975
Calpine Corp.	(h)(m)	Power	5.3%		6/1/26	11,156	11,155	10,975
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,054	9,804
CSVC Acquisition Corp.	(f)	Service & Equipment	7.8%		6/15/25	30,608	30,608	31,372
EP Energy LLC	(h)(m)	Upstream	8.0%		11/29/24	4,805	4,805	4,801
EP Energy LLC	(f)(h)(m)(o)	Upstream	8.0%		2/15/25	54,880	52,745	40,627
FourPoint Energy, LLC	(j)(k)(l)(p)	Upstream	9.0%		12/31/21	235,125	228,547	230,716
KCA Deutag UK Finance plc	(h)(m)	Service & Equipment	9.9%		4/1/22	17,000	16,760	16,533
Mirant Mid-Atlantic Trust	(f)(h)	Power	10.1%		12/30/28	31,752	33,784	29,966
Ridgeback Resources Inc.	(k)(m)(p)	Upstream	12.0%		12/29/20	3,887	3,817	3,887
Sunnova Energy Corp.	(j)(p)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	33,173	33,173	33,173
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	80,000	80,000	77,936

Total Senior Secured Bonds							594,448	577,765

Subordinated Debt—45.3%
Alta Mesa Holdings, LP	(h)	Upstream	7.9%		12/15/24	20,425	20,425	20,604
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		4/1/21	8,555	7,606	8,414
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,526	13,926
Ascent Resources Utica Holdings, LLC	(f)(h)(j)	Upstream	10.0%		4/1/22	225,000	225,000	225,422
Bellatrix Exploration Ltd.	(f)(h)(m)(o)	Upstream	8.5%		5/15/20	60,120	59,081	54,197
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		7/15/25	44,759	44,759	46,669
Canadian International Oil Corp.	(m)(bb)	Upstream	9.0%		7/10/22	100,000	97,000	97,000
Canbriam Energy Inc.	(f)(h)(j)(m)	Upstream	9.8%		11/15/19	115,200	112,767	120,023
Compressco Partners, LP	(f)(h)	Service & Equipment	7.3%		8/15/22	20,050	19,918	18,471
Covey Park Energy LLC	(h)(o)	Upstream	7.5%		5/15/25	8,333	8,333	8,343
Dynegy Finance I/II Inc.	(h)(m)(o)	Power	7.6%		11/1/24	24,542	23,805	23,866
Dynegy Finance I/II Inc.	(f)(m)	Power	8.0%		1/15/25	12,000	11,996	11,686
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	62,745	57,205	62,510
EP Energy LLC	(h)(m)(o)	Upstream	9.4%		5/1/20	48,970	44,581	38,829
EP Energy LLC	(h)(m)	Upstream	6.4%		6/15/23	27,095	20,066	15,952
EV Energy Partners, L.P.	(f)(h)(o)	Upstream	8.0%		4/15/19	48,814	38,103	26,319
Exterran Energy Solutions, L.P.	(h)(m)(o)	Service & Equipment	8.1%		5/1/25	17,143	17,143	17,507
Extraction Oil & Gas Holdings, LLC	(h)(o)	Upstream	7.9%		7/15/21	37,500	37,500	38,672
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	23,540	22,991	23,628

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	$15,280	$14,188	$15,017
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	788	788	789
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	5,007	5,007	5,007
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	1,035	1,035	1,035
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	974	974	974
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	857	857	857
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,276	70,169
Global Partners L.P.	(h)(m)(o)	Midstream	7.0%		6/15/23	2,824	2,442	2,828
Great Lakes Dredge & Dock Corp.	(h)(m)	Service & Equipment	8.0%		5/15/22	15,789	15,789	16,125
Great Western Petroleum, LLC	(f)(h)	Upstream	9.0%		9/30/21	26,830	26,714	26,562
Gulfport Energy Corporation	(h)(m)	Upstream	6.0%		10/15/24	10,000	10,000	9,742
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	76,125	72,088	57,141
Laredo Petroleum, Inc.	(h)(m)	Upstream	7.4%		5/1/22	25,384	25,115	25,796
Lonestar Resources America Inc.	(f)(h)	Upstream	8.8%		4/15/19	24,200	24,009	23,198
Martin Midstream Partners L.P.	(f)(h)(m)(o)	Midstream	7.3%		2/15/21	29,660	29,156	30,204
Moss Creek Resources, LLC	(l)	Upstream	L+800	1.5%	4/7/22	65,000	65,000	65,215
NRG Energy, Inc.	(f)(m)	Power	7.3%		5/15/26	28,000	27,829	29,057
ONEOK, Inc.	(f)(h)(m)	Midstream	7.5%		9/1/23	28,000	26,948	33,467
SRC Energy Inc.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	40,900
Tenrgys, LLC	(j)(k)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	46,125
Whiting Petroleum Corp.	(h)(m)(o)	Upstream	5.0%		3/15/19	11,685	10,785	11,627
Whiting Petroleum Corp.	(f)(m)(bb)	Upstream	5.8%		3/15/21	7,000	6,409	6,606
WildHorse Resource Development Corporation	(h)(m)	Upstream	6.9%		2/1/25	10,000	9,927	9,419
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,932	24,822

Total Subordinated Debt							1,464,073	1,424,720

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.5%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$347
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment	28,942,003	1,447	1,447
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment	7,431,113	7,223	3,344
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment	5,344,680	1,865	2,405
Altus Power America Holdings, LLC, Common Equity	(k)(p)(r)	Power	12,474,205	12,474	12,474
Altus Power America Holdings, LLC, Preferred Equity	(k)(p)(s)	Power	25,792,683	25,793	25,793
AP Exhaust Holdings, LLC, Class A1 Common Units	(k)(q)(r)	Service & Equipment	8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(k)(q)(r)	Service & Equipment	803	895	895
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream	148,692,909	44,700	37,173
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)	Upstream	N/A	740	57
Chisholm Oil and Gas, LLC, Series A Units	(r)(cc)	Upstream	11,472,461	11,472	11,548
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment	3,675,487	3,323	1,470
Extraction Oil & Gas, Inc. Common Equity	(k)(r)	Upstream	1,140,637	11,250	15,342
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(p)(q)(r)	Upstream	66,000	66,000	25,740
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(p)(q)(r)	Upstream	12,374	8,176	4,857
FourPoint Energy, LLC, Common Equity, Class E-II Units	(p)(r)(cc)	Upstream	274,688	68,672	103,008
FourPoint Energy, LLC, Common Equity, Class E-III Units	(k)(p)(q)(r)(cc)	Upstream	222,750	55,688	86,873
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment	2,785,562	2,786	3,203
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	472,755	473	827
JSS Holdco, LLC, Net Profits Interest	(r)	Service & Equipment	N/A	—	69
Lusk Operating LLC, Common Equity	(r)(u)(aa)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment	490,213	490	—
PDI Parent LLC, Common Equity	(r)	Power	1,384,615	1,385	1,454
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(p)(r)(w)	Upstream	9,599,928	58,985	50,652
SandRidge Energy, Inc., Common Equity	(h)(l)(m)(o)(r)	Upstream	1,009,878	22,542	17,380
Sunnova Energy Corp., Common Equity	(p)(r)	Power	6,667,368	25,026	35,470
Sunnova Energy Corp., Preferred Equity	(p)(r)	Power	578,468	3,080	3,077
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment	3,750,000	6,029	1,875
Synergy Offshore LLC, Preferred Equity	(k)(y)	Upstream	67,381	89,259	49,929
TE Holdings, LLC, Common Equity	(r)(cc)	Upstream	2,225,950	18,921	10,629
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream	1,475,531	14,734	14,386
Titan Energy, LLC, Common Equity	(k)(p)(r)	Upstream	555,496	17,554	4,305
Total Safety Holdings, LLC, Common Equity	(g)(j)(r)	Service & Equipment	12,897	4,707	4,428
Warren Resources, Inc., Common Equity	(l)(p)(r)	Upstream	4,415,749	20,754	15,897
White Star Petroleum Holdings, LLC, Common Equity	(r)(cc)	Upstream	4,867,084	4,137	3,529

Total Equity/Other				622,704	549,883

TOTAL INVESTMENTS—133.0%				$4,396,954	4,183,055

LIABILITIES IN EXCESS OF OTHER ASSETS—(33.0%)					(1,036,686)

NET ASSETS—100.0%					$3,146,369

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or 'L,' was 1.30% and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.
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
(j)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Goldman Sachs Bank USA (see Note 8).
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
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of June 30, 2017, 73.3% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of June 30, 2017, the fair value of securities rehypothecated by BNP was $183,175.
(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2017, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$73,294	$5,433	—	—	—	$170	$78,897	$3,500	—
Sunnova Asset Portfolio 5 Holdings, LLC	$151,148	—	$(149,652)	$1,157	$1,060	$(3,713)	—	$1,157	—
Warren Resources, Inc.(2)	$78,437	$397	—	—	—	$(2,005)	$76,829	$4,380	—
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	$85,427	$5,564	—	$2,306	—	$(11,433)	$81,864	$8,922	—
Senior Secured Bonds
FourPoint Energy, LLC	$240,709	—	—	$688	—	$(10,681)	$230,716	$10,523	—
Ridgeback Resources Inc.	$3,887	—	—	$8	—	$(8)	$3,887	$232	—
Sunnova Energy Corp.	—	$33,173	—	—	—	—	$33,173	$733	$656

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income(3)	Fee Income(3)
Equity/Other
Altus Power America Holdings, LLC, Common Equity	$12,474	—	—	—	—	—	$12,474	—	—
Altus Power America Holdings, LLC, Preferred Equity	$23,982	$1,811	—	—	—	—	$25,793	$1,740	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	$31,845	—	—	—	—	$(6,105)	$25,740	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	$6,032	—	—	—	—	$(1,175)	$4,857	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	$125,670	—	—	—	—	$(22,662)	$103,008	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	$107,477	—	—	—	—	$(20,604)	$86,873	—	—
Ridgeback Resources Inc., Common Equity	$58,985	—	—	—	—	$(8,333)	$50,652	—	—
Sunnova Energy Corp., Common Equity	$36,204	—	—	—	—	$(734)	$35,470	—	—
Sunnova Energy Corp., Preferred Equity	$3,141	—	—	—	—	$(64)	$3,077	—	—
Titan Energy, LLC, Common Equity	$13,332	—	—	—	—	$(9,027)	$4,305	—	—
Warren Resources, Inc., Common Equity	$18,988	—	—	—	—	$(3,091)	$15,897	—	—

  (1)
  Security includes a partially unfunded commitment with an amortized cost of $23,872 and a fair value of $24,230.
  (2)
  Security includes a partially unfunded commitment with an amortized cost of $5,590 and a fair value of $5,457.
  (3)
  Interest and fee income presented for the full six months ended June 30, 2017.
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
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2017.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2017.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security was on non-accrual status as of June 30, 2017.
(aa)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2017, the Company held an investment in one portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an "affiliated person" of and deemed to "control" for the six months ended June 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income	Fee Income
Senior Secured Loans—First Lien
Lusk Operating LLC	$1,031	$1,500	—	—	—	$(2,531)	—	—	—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	$(1,000)	—	—	$1,000	—	—	—
(bb)
Position or portion thereof unsettled as of June 30, 2017.
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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	$23,540	$22,949	$24,473
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,116	15,599
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	4,000	3,945	2,868
GenOn Energy, Inc.	(h)	Power	9.9%		10/15/20	32,698	34,010	22,419
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	795	795	795
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,264	66,831
Global Partners L.P.	(h)(m)(o)	Midstream	7.0%		6/15/23	2,824	2,419	2,744
Great Western Petroleum, LLC	(f)(h)	Upstream	9.0%		9/30/21	23,830	23,692	24,932
Gulfport Energy Corp.	(f)(m)	Upstream	6.0%		10/15/24	10,000	10,000	10,205
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	71,125	67,772	61,760
Laredo Petroleum, Inc.	(f)(m)	Upstream	7.4%		5/1/22	25,384	25,093	26,375
Lonestar Resources America Inc.	(h)	Upstream	8.8%		4/15/19	21,500	21,566	19,780
Martin Midstream Partners L.P.	(f)(h)(m)	Midstream	7.3%		2/15/21	29,660	29,102	29,438
NRG Energy, Inc.	(f)(m)	Power	7.3%		5/15/26	28,000	27,823	27,965
ONEOK, Inc.	(f)(h)(m)	Midstream	7.5%		9/1/23	28,000	26,887	31,910
SandRidge Energy, Inc.	(l)(m)(r)	Upstream	0.0%		10/4/20	10,550	14,060	13,245
Synergy Resources Corp.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	41,700
Talos Production LLC	(h)	Upstream	9.8%		2/15/18	43,250	43,249	24,004
Tenrgys, LLC	(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	73,125
Whiting Petroleum Corp.	(h)(m)	Upstream	5.0%		3/15/19	11,685	10,552	11,739
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,934	24,374

Total Subordinated Debt							1,049,097	1,043,167

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2017, the Company had seven wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company's annual report on Form 10-K. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. The Company has

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2017. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

        Revenue Recognition:    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company's revenue recognition policies and assessing the impact of this guidance on the Company's consolidated financial statements.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	34,158,813	$245,308
Reinvestment of Distributions	12,317,949	93,968	13,197,052	86,691

Total Gross Proceeds	12,317,949	93,968	47,355,865	331,999
Commissions and Dealer Manager Fees	—	—	—	(21,279)

Net Proceeds to Company	12,317,949	93,968	47,355,865	310,720
Share Repurchase Program	(6,826,786)	(52,796)	(4,913,666)	(32,277)

Net Proceeds from Share Transactions	5,491,163	$41,172	42,442,199	$278,443

Public Offering of Shares

        In November 2016, the Company closed its continuous public offering of common shares to new investors. The Company sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan during that period. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of August 10, 2017, the Company had raised total gross proceeds of $4,524,475, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

        During the six months ended June 30, 2017 and 2016, the Company issued 12,317,949 and 47,355,865 common shares for gross proceeds of $93,968 and $331,999, respectively, at an average price per share of $7.63 and $7.01, respectively. All of the common shares the Company issued during the six months ended June 30, 2017 were issued on account of reinvested shareholder distributions pursuant to the Company's distribution reinvestment plan. The gross proceeds received during the six months ended June 30, 2016 included reinvested shareholder distributions of $86,691 for which the Company issued 13,197,052 common shares. During the period from July 1, 2017 to August 10, 2017, the Company issued 2,166,327 common shares pursuant to its distribution reinvestment plan for gross proceeds of $15,548 at an average price per share of $7.18.

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

        Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of (i) the number of common shares the Company can repurchase with the proceeds it receives from the issuance of common shares under the Company's distribution reinvestment plan and (ii) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program. As amended, the Company will limit the maximum number of common shares to be repurchased for any repurchase offer to the greater of (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any repurchase

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

offer will not exceed the lesser of (i) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.

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

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	$13,938
Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.700	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.750	$35,552

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

        On July 3, 2017, the Company repurchased 4,990,805 common shares (representing 100% of common shares tendered for repurchase and 1.12% of the shares outstanding as of such date) at $7.20 per share for aggregate consideration totaling $35,934.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2017 and 2016:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,688	$18,398	$45,073	$35,639
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	—	—	$10,499	$5,774
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$799	$883	$1,607	$1,767
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$1,657	—	$2,370
FS Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(5)	$2,858	—	$2,858	—
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	—	$2,639	—	$4,118

(1)
During the six months ended June 30, 2017, $35,519 in base management fees were paid to FS Advisor and $7,721 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). See footnote (2) below for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the six months ended June 30, 2016, $35,579 in base management fees were paid to FS Advisor. As of June 30, 2017, $22,688 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the six months ended June 30, 2016, $17,822 of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2017, the Company did not have any subordinated incentive fee on income payable to FS Advisor.

(3)
During the six months ended June 30, 2017 and 2016, $1,527 and $1,708, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $1,593 and $2,106 in administrative services expenses to FS Advisor during the six months ended June 30, 2017 and 2016, respectively.

(4)
During the six months ended June 30, 2016, the Company incurred offering costs of $2,700, of which $2,370 related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

(5)
During the six months ended June 30, 2017 and 2016, the Company accrued $2,858 and $0, respectively, for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see "—Expense Reimbursement" below). During the six months ended June 30, 2017 and 2016, there were no expense recoupments paid to FS Advisor. As of June 30, 2017, $2,858 in expense recoupments were payable to FS Advisor.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of August 10, 2017, the Company has issued an aggregate of 6,075,108 common shares (as adjusted for share distributions) for aggregate gross proceeds of $50,738 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open-and closed-end management investment companies and real estate investment trusts sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide investment advisory services to certain other funds or products in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FS Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team. For additional information regarding potential conflicts of interest, see the Company's annual report on Form 10-K for the year ended December 31, 2016.

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

        During the six months ended June 30, 2017, the Company accrued $18,220 for expense reimbursements that FS Investments has agreed to pay. These reimbursements were funded through the offset of management fees and subordinated income incentive fees payable by the Company to FS Advisor. As discussed in the footnotes to the table above, the Company offset $7,721 in management fees payable and $10,499 in subordinated income incentive fees payable by the Company to FS Advisor during the six months ended June 30, 2017. As of June 30, 2017, the Company did not have any reimbursements due from FS Investments.

        As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the six months ended June 30, 2017, the Company accrued $2,858 for expense recoupments payable to FS Investments. As of June 30, 2017, $15,362 of reimbursements may become subject to repayment by the Company to FS Investments in the future.

        The following table reflects the expense reimbursement payments due from FS Investments to the Company as of June 30, 2017 that may become subject to repayment by the Company to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment		Annualized "Other Operating Expenses" Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2017	$15,362	(2)	0.40%	9.14%	March 31, 2020
June 30, 2017	—		N/A	N/A	N/A

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distribution per share as of such date without compounding), divided by the Company's distribution reinvestment price per share as of such date.

(2)
Amount has been reduced by the $2,858 accrued during the six months ended June 30, 2017 for expense recoupments payable to FS Investments.

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

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the six months ended June 30, 2016, FS Benefit Trust purchased $142 of the Company's common shares at a price equal to 90% of the public offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the six months ended June 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1771	$66,720
June 30, 2016	$0.1771	$70,788
Fiscal 2017
March 31, 2017	$0.1771	$77,984
June 30, 2017	$0.1771	$78,374

        Effective November 30, 2016, and subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company authorizes, declares and pays regular cash distributions on a monthly basis. On June 29, 2017 and July 31, 2017, the Company's board of trustees declared regular monthly cash distributions for July 2017 and August 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company's board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        For the six months ended June 30, 2017, certain portions of the Company's distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on the Company's investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. The Company's future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company's expenses, 10% of the aggregate amount of distributions paid during the six months ended June 30, 2017 would have been funded from offering proceeds or borrowings.

        No portion of the distributions paid during the six months ended June 30, 2016 was funded through the reimbursement of operating expenses by FS Investments. During the six months ended June 30, 2017 and 2016, the Company did not repay any amounts to FS Advisor or its affiliates for expenses previously reimbursed or waived.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	139,628	89%	137,508	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	1,368	1%	—	—
Expense reimbursement from sponsor	15,362	10%	—	—

Total	$156,358	100%	$137,508	100%

(1)
During the six months ended June 30, 2017 and 2016, 85.6% and 78.6%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned and 0.2% and 0.0%, respectively, was attributable to non-cash income earned. In addition, 11.3% and 16.4%, respectively, was attributed to paid-in-kind, or PIK, interest and 2.9% and 5.0%, respectively, was attributed to accretion of discount during the six months ended June 30, 2017 and 2016.

        The Company's net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $154,990 and $131,526, respectively. As of June 30, 2017 and December 31, 2016, the Company had $0 and $19, respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the six months ended June 30, 2017, certain investments in the portfolio were restructured or experienced defaults due to the continued depressed prices of oil and natural gas, and the Company may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by the Company. As a result, the Company is continuing to evaluate the current distribution rate payable on its common shares and there can be no assurance that the Company will be able to maintain a monthly cash distribution amount of $0.059042 per common share.

        For the six months ended June 30, 2017, the difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income and income subject to tax but not recorded for GAAP purposes.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
GAAP-basis net investment income	$150,414	$119,416
Reclassification of unamortized original issue discount and prepayment fees	(20,147)	(2,071)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	13,184	5,643
Income subject to tax not recorded for GAAP	11,550	7,925
Other miscellaneous differences	(11)	613

Tax-basis net investment income	$154,990	$131,526

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

        As of June 30, 2017 and December 31, 2016, the components of accumulated earnings (deficit) on a tax basis were as follows:

	June 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income, net of distributions received from investments in portfolio companies	$—	$19
Accumulated capital losses(1)	(425,090)	(367,653)
Other temporary differences	(210)	79
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(360,993)	(115,266)

Total	$(786,293)	$(482,821)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term capital losses, as applicable. As of June 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $58,444 and $366,646, respectively.

(2)
As of June 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $69,622 and $224,411, respectively. As of June 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $430,615 and $339,677, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,550,938 and $4,014,678 as of June 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(360,993) and $(115,266) as of June 30, 2017 and December 31, 2016, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of June 30, 2017 and December 31, 2016, the Company had deferred tax liabilities of $2,423 and $46,278, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and deferred tax assets of $78,267 and $81,116, respectively, resulting from net operating and capital losses of the Company's wholly-owned taxable subsidiaries. As of June 30, 2017 and December 31, 2016, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of $75,844 and $34,838, respectively. For the three and six months ended June 30, 2017, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$859,820	$818,075	20%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	855,909	812,612	19%	948,762	873,869	22%
Senior Secured Bonds	594,448	577,765	14%	388,512	397,614	10%
Subordinated Debt	1,464,073	1,424,720	34%	1,049,097	1,043,167	27%
Equity/Other	622,704	549,883	13%	628,814	683,299	18%

Total	$4,396,954	$4,183,055	100%	$3,962,988	$3,910,440	100%

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

        As of June 30, 2017, the Company held investments in one portfolio company of which it is deemed to "control." As of June 30, 2017, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (p) and (aa) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.

        As of December 31, 2016, the Company held investments in one portfolio company of which it is deemed to "control." As of December 31, 2016, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (p) and (aa) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, the Company had six senior secured loan investments with

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

aggregate unfunded commitments of $102,141 and five equity/other investments with aggregate unfunded commitments of $16,357. As of June 30, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Chisholm Oil and Gas, LLC and Synergy Offshore LLC. As of December 31, 2016, the Company had four senior secured loan investments with aggregate unfunded commitments of $82,404 and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,538,234	61%	$2,270,769	58%
Midstream	336,672	8%	343,713	9%
Downstream	61,726	1%	49,623	1%
Power	381,975	9%	523,153	13%
Service & Equipment	864,448	21%	723,182	19%

Total	$4,183,055	100%	$3,910,440	100%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        As of June 30, 2017 and December 31, 2016, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$37,027	$46,728
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,146,028	3,863,712

Total	$4,183,055	$3,910,440

        The Company's investments as of June 30, 2017 consisted primarily of debt investments that were either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Seventeen senior secured loan investments, five senior secured bond investments and eight subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Thirty of the Company's equity/other investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of June 30, 2017. One subordinated debt investment, which was newly issued and purchased near June 30, 2017, was valued at cost as the Company's board of trustees determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including three of its equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

        The following is a reconciliation for the six months ended June 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712
Accretion of discount (amortization of premium)	3,255	4,183	657	4,296	—	12,391
Net realized gain (loss)	(3,461)	(42,350)	648	(16,334)	(14,958)	(76,455)
Net change in unrealized appreciation (depreciation)	(6,433)	31,596	(25,785)	(33,423)	(106,250)	(140,295)
Purchases	137,423	253,554	240,254	587,389	22,057	1,240,677
Paid-in-kind interest	4,569	7,779	361	618	3,752	17,079
Sales and redemptions	(229,769)	(316,019)	(35,984)	(160,993)	(28,316)	(771,081)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$818,075	$812,612	$577,765	$1,424,720	$512,856	$4,146,028

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,207)	$4,960	$(26,113)	$(66,477)	$(44,482)	$(137,319)

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at June 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$453,454	Market Comparables	Market Yield (%)	8.0% - 14.0%	11.0%
			EBITDA Multiples (x)	4.5x - 8.0x	5.6x
			Proved Reserves Multiples (Mmboe)	$6.0 - $6.5	$6.3
			PV-10 Multiples (x)	0.4x - 0.4x	0.4x
	364,621	Market Quotes	Indicative Dealer Quotes	70.4% - 103.0%	97.0%
Senior Secured Loans—Second Lien	444,516	Market Comparables	Market Yield (%)	8.9% - 32.5%	14.5%
	368,096	Market Quotes	Indicative Dealer Quotes	9.2% - 101.0%	93.2%
Senior Secured Bonds	433,687	Market Comparables	Market Yield (%)	9.3% - 12.3%	9.8%
			Production Multiples (Mboe/d)	$36,000.0 - $38,500.0	$37,250.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV-10 Multiples (x)	0.7x - 0.8x	0.7x
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
	144,078	Market Quotes	Indicative Dealer Quotes	73.8% - 109.1%	92.2%
Subordinated Debt	160,902	Market Comparables	Market Yield (%)	8.0% - 15.3%	9.8%
			Production Multiples (Mboe/d)	$26,250.0 - $28,750.0	$27,500.0
			PV-10 Multiples (x)	1.0x - 1.1x	1.0x
			EBITDA Multiples (x)	6.5x - 7.0x	6.8x
			Discount Rate (%)	17.0% - 18.0%	17.5%
	97,000	Cost	Cost	97.0% - 97.0%	97.0%
	1,166,818	Market Quotes	Indicative Dealer Quotes	52.9% - 119.7%	97.2%
Equity/Other	464,187	Market Comparables	EBITDA Multiples (x)	4.5x - 15.3x	8.3x
			Production Multiples (Mboe/d)	$36,000.0 - $47,500.0	$38,569.7
			Proved Reserves Multiples (Mmboe)	$4.3 - $11.0	$9.4
			Production Multiples (MMcfe/d)	$6,500.0 - $7,500.0	$7,000.0
			Proved Reserves Multiples (Bcfe)	$1.6 - $1.8	$1.7
			PV-10 Multiples (x)	0.4x - 3.1x	2.3x
			Capacity Multiple ($/kW)	$2,750.0 - $3,250.0	$3,000.0
			Market Yield (%)	13.8% - 14.3%	14.0%
	57	Discounted Cash Flow	Discount Rate (%)	9.3% - 24.8%	23.7%
	69	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	19,100	Other(2)	Other(2)	N/A	N/A
	29,443	Market Quotes	Indicative Dealer Quotes	$4.5 - $356.7	$58.1

Total	$4,146,028

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$581,550	Market Comparables	Market Yield (%)	8.0% - 17.8%	11.5%
	1,024	Other(2)	Other(2)	N/A	N/A
	329,917	Market Quotes	Indicative Dealer Quotes	72.0% - 102.0%	93.7%
Senior Secured Loans— Second Lien	530,636	Market Comparables	Market Yield (%)	8.8% - 22.9%	12.7%
	343,233	Market Quotes	Indicative Dealer Quotes	12.0%-105.4%	89.6%
Senior Secured Bonds	326,388	Market Comparables	Market Yield (%)	7.5% - 9.0%	8.0%
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	71,226	Market Quotes	Indicative Dealer Quotes	84.2% - 109.3%	96.6%
Subordinated Debt	122,821	Market Comparables	Market Yield (%)	7.5% - 15.3%	11.2%
	920,346	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	97.7%
Equity/Other	594,404	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	9.4x
			Production Multiples (Mmb/d)	$2,225.0 - $55,000.0	$41,329.5
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.9
			PV-10 Multiples (x)	0.3x - 2.1x	0.7x
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
			Undeveloped Acreage Multiple ($/acre)	$8,000.0 - $10,000.0	$9,000.0
			Market Yield (%)	10.0% - 14.3%	12.2%
		Discounted Cash Flow	Discount Rate (%)	9.3% - 24.8%	23.7%
	3,339	Other(2)	Other(2)	N/A	N/A
	38,828	Market Quotes	Indicative Dealer Quotes	$7.0 - $16.0	$10.7

Total	$3,863,712

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

Note 8. Financing Arrangements

        The following tables present a summary of information with respect to the Company's outstanding financing arrangements as of June 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of June 30, 2017 (Unaudited)
Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%(1)	$213,737	$86,263	March 27, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	$240,000	$100,000	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	$155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	$425,000	—	September 15, 2019
Natixis Credit Facility	Revolving	CP+2.25%	$19,922(4)	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$22,302(5)	—	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under the BNP facility began to accrue interest at a rate equal to LIBOR plus 1.35%.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

(2)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(4)
On August 2, 2017, Energy Funding paid in full all amounts outstanding under the Natixis credit facility.

(5)
On July 27, 2017, Wayne Funding paid in full all amounts outstanding under the Wells Fargo credit facility.

        The Company's average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $948,334 and 4.22%, respectively. As of June 30, 2017, the Company's weighted average effective interest rate on borrowings was 4.16%.

	As of December 31, 2016
Facility	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%(1)	$113,737	$186,263	September 27, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%(3)	$200,000	$115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(4)	$155,000	—	November 6, 2020
Goldman Repurchase Financing	Repurchase	L+3.38%(5)	$325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	$50,328	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$29,600	$30,400	September 9, 2018

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

(5)
Prior to September 21, 2016, borrowings under the Goldman repurchase financing accrued interest at a rate equal to LIBOR plus 2.75% per annum. Beginning on September 21, 2016, borrowings under the Goldman repurchase financing accrue interest at a rate equal to LIBOR plus 3.38% per annum.

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

        As of June 30, 2017 and December 31, 2016, no amounts were outstanding under the Barclays credit facility. The Company incurred costs of $283 in connection with obtaining the Barclays credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays credit facility. As of June 30, 2017, $226 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2017, the components of total interest expense for the Barclays credit facility were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Direct interest expense	$18	$18
Non-usage fees	93	187
Amortization of deferred financing costs	14	28

Total interest expense	$125	$233

        Interest under the Barclays credit facility is paid quarterly in arrears and payments commenced on February 6, 2017. During the six months ended June 30, 2017, the Bryn Mawr Funding borrowed and repaid $75,000 over the course of a two day period and paid cash interest expense for such borrowings and for non-usage fees in a total amount equal to $205. For the duration of the borrowing, the average borrowings under the facility were $75,000 the effective interest rate was 4.25% and the weighted average interest rate (including the effect of non-usage fees) was 4.56%.

        Borrowings of Bryn Mawr Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

BNP Facility

        On December 11, 2013, Berwyn Funding LLC, or Berwyn Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage, Inc., or BNP. As amended to date, BNP's maximum commitment under the BNP facility is $300,000. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed facility agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP and a special custody and pledge agreement by

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

and among Berwyn Funding, BNP and State Street Bank and Trust Company, or State Street, as custodian, each dated as of December 11, 2013, as amended to date, and which are collectively referred to herein as the BNP financing agreements.

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

        As of June 30, 2017 and December 31, 2016, $213,737 and $113,737, respectively, was outstanding under the BNP facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $449 in connection with obtaining and amending the facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of June 30, 2017, all of the deferred financing costs had been amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the BNP facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,393	$502	$2,165	$999
Non-usage fees	179	258	547	517

Total interest expense	$1,572	$760	$2,712	$1,516

        For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the BNP facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$2,455	$1,525
Average borrowings under the facility	$171,705	$113,737
Effective interest rate on borrowings	2.65%	1.75%
Weighted average interest rate (including the effect of non-usage fees)	3.14%	2.64%

(1)
Interest under the BNP facility is paid monthly in arrears.

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the six months ended June 30, 2017 and 2016, Berwyn Funding received a fee of $1 and $0, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of June 30, 2017 and December 31, 2016, the fair value of those securities rehypothecated by BNP was $183,175 and $106,488, respectively.

        Borrowings of Berwyn Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto. The Deutsche Bank credit facility subsequently was amended multiple times, most recently, to set the maximum commitments under the facility at $340,000 and extend the maturity date to June 11, 2018.

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

        During the period from June 24, 2011 to June 10, 2016, interest on borrowings under the Deutsche Bank credit facility accrued at a rate equal to LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 1.80% per annum. During the period from June 11, 2016 to June 10, 2017, interest on borrowings under the Deutsche Bank credit facility accrued at a rate equal to LIBOR for an interest period closest to the weighted average LIBOR interest period of eligible securities owned by FSEP Funding plus 2.05% per annum. Beginning June 11, 2017, interest on borrowings under the Deutsche Bank credit facility is based on three-month LIBOR plus 2.05% per annum. FSEP Funding is subject to a non-usage fee of 0.75% per annum to the extent that the aggregate principal amount available under the Deutsche Bank credit facility is not borrowed. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2018.

        As of June 30, 2017 and December 31, 2016, $240,000 and $200,000, respectively, was outstanding under the Deutsche Bank credit facility. The carrying amount outstanding under the Deutsche Bank credit facility approximates its fair value. The Company incurred costs of $5,633 in connection with obtaining and amending the Deutsche Bank credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of June 30, 2017, $1,119 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Deutsche Bank credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,950	$1,247	$3,519	$2,868
Non-usage fees	153	255	359	394
Amortization of deferred financing costs	287	297	558	593

Total interest expense	$2,390	$1,799	$4,436	$3,855

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Deutsche Bank credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$4,340	$3,373
Average borrowings under the facility	$222,762	$233,407
Effective interest rate on borrowings	3.20%	2.66%
Weighted average interest rate (including the effect of non-usage fees)	3.46%	2.76%

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

        Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR accrues at a rate equal to LIBOR (subject to a floor of 0.75%) plus 5.00% per annum, and (ii) loans bearing interest by reference to the base rate accrues at 4.00% per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 1.75% per annum. Interest is payable quarterly in arrears and began accruing during the quarter ended March 31, 2016. During the first year after the closing date, Foxfields Funding is subject to a commitment fee at a rate equal to 1.00% per annum of the average daily undrawn amount under the Fortress facility. Under certain conditions, Foxfields Funding will be subject to a prepayment premium if all or any part of the principal balance of the borrowings is prepaid prior to November 6, 2017. Foxfields Funding incurred certain customary fees, costs and expenses in connection with obtaining the Fortress facility.

        As of June 30, 2017 and December 31, 2016, $155,000 was outstanding under the Fortress facility. The carrying amount outstanding under the Fortress facility approximates its fair value. The Company incurred costs of $1,342 in connection with obtaining and amending the Fortress facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Fortress facility. As of June 30, 2017, $910 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Fortress facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$2,369	$1,305	$4,545	$2,608
Non-usage fees	—	178	—	377
Amortization of deferred financing costs	68	68	135	134

Total interest expense	$2,437	$1,551	$4,680	$3,119

        For the six months ended June 30, 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Fortress facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$4,283	$2,113
Average borrowings under the facility	$155,000	$89,600
Effective interest rate on borrowings	6.06%	5.75%
Weighted average interest rate (including the effect of non-usage fees)	5.83%	6.59%

(1)
Interest under the Fortress facility is paid quarterly in arrears and payments commenced on April 14, 2016.

        Borrowings of Foxfields Funding will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Repurchase Financing

        On September 11, 2014, through its two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC, or Gladwyne Funding, and Strafford Funding LLC, or Strafford Funding, the Company entered into a debt financing arrangement with Goldman, which was subsequently twice amended, or the Goldman repurchase financing. Prior to its termination on April 19, 2017, the amount borrowed under the Goldman repurchase financing was $325,000. On April 19, 2017, in connection with the closing of the Goldman repurchase financing (as defined below), (i) all of the Floating Rate Notes, or Notes, issued by Gladwyne Funding to Strafford Funding were canceled and the indenture under which the Notes were issued was discharged, (ii) the master repurchase agreement between Strafford Funding and Goldman and each transaction thereunder was terminated and (iii) accordingly, the Goldman repurchase financing was prepaid in full and terminated.

        As of June 30, 2017 and December 31, 2016, Notes in an aggregate principal amount of $0 and $577,750, respectively had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman repurchase financing for aggregate proceeds of $0 and $325,000, respectively. The carrying amount outstanding under the Goldman repurchase financing approximated its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of June 30, 2017 and December 31, 2016, Strafford Funding's liability under the Goldman repurchase financing was $0 and $325,000, respectively, plus $0 and $649, respectively, of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        The Company incurred costs of $380 in connection with obtaining the Goldman repurchase financing, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Goldman repurchase financing. As of June 30, 2017, all of the deferred financing costs had been amortized to interest expense.

        For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Goldman repurchase financing were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$759	$2,798	$4,305	$5,505
Amortization of deferred financing costs	59	32	91	64

Total interest expense	$818	$2,830	$4,396	$5,569

        For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman repurchase financing were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$4,954	$5,490
Average borrowings under the facility	$325,000	$324,984
Effective interest rate on borrowings	—	3.38%
Weighted average interest rate	4.42%	3.35%

(1)
Interest under the Goldman repurchase financing was paid quarterly in arrears.

        Amounts outstanding under the Goldman repurchase financing were considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Facility

        On April 19, 2017, Gladwyne Funding entered into a Credit Agreement with Goldman, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator, or the Goldman term facility, pursuant to which Goldman advanced $325,000 to Gladwyne Funding with a 60-day availability period for Gladwyne Funding to borrow an additional $100,000. Pursuant to the Goldman term facility, the Company may contribute cash, loans or bonds to Gladwyne Funding from time to time, subject to certain restrictions, and will retain a residual interest in any assets contributed through its ownership of Gladwyne Funding or will receive fair market value for any assets sold to Gladwyne Funding. Gladwyne Funding may purchase additional assets from various sources. Gladwyne Funding has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Gladwyne Funding's obligations to Goldman under the Goldman term facility are secured by a first priority security interest in substantially all of the assets of Gladwyne Funding, including its portfolio of assets. The obligations of Gladwyne Funding under the Goldman term facility are non-recourse to the Company, and the Company's exposure under the Goldman term facility is limited to the value of the Company's investment in Gladwyne Funding. On June 16, 2017, Gladwyne Funding borrowed the additional $100,000 commitment under the Goldman term facility to increase the amount outstanding to $425,000.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        As of June 30, 2017, borrowings under the Goldman term facility accrue interest at a rate equal to three-month LIBOR plus 3.72% per annum. Interest is payable in arrears beginning on June 15, 2017 and each quarter thereafter. The Goldman term facility will mature, and all outstanding principal and accrued and unpaid interest thereunder, will be due and payable, on September 15, 2019.

        If the Goldman term facility is accelerated prior to its stated maturity date due to an event of default or all or a portion of the borrowings are prepaid, then Gladwyne Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the spread over LIBOR (3.72% per annum) that would have been payable to Goldman on the subject borrowings through the facility's maturity date had the acceleration or prepayment not occurred.

        Pursuant to the Goldman term facility, Gladwyne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman term facility contains customary events of default for similar financing transactions, including: (a) failure to pay certain fees and make-whole amounts when due; (b) failure to post cash collateral as required; (c) the occurrence of insolvency events with respect to Gladwyne Funding; and (d) the admission by Gladwyne Funding of its inability to, or its intention not to, perform any of its obligations under the Goldman term facility.

        As of June 30, 2017, $425,000 was outstanding under the Goldman term facility. The carrying amount of the amount outstanding under the Goldman term facility approximates its fair value. The Company incurred costs of $1,413 in connection with obtaining the Goldman term facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $1,296 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Goldman term facility were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Direct interest expense	$3,337	$3,337
Amortization of deferred financing costs	117	117

Total interest expense	$3,454	$3,454

        For the six months ended June 30, 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman term facility were as follows:

Six Months Ended June 30, 2017
Cash paid for interest expense(1)	$2,444
Average borrowings under the facility	$345,548
Effective interest rate on borrowings	4.80%
Weighted average interest rate(2)	4.76%

(1)
Interest under the Goldman term facility is paid quarterly in arrears and payments commenced on June 15, 2017.

(2)
The weighted average interest rate presented for periods of less than one year is annualized.

        Borrowings of Gladwyne Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Natixis Credit Facility

        On July 11, 2013, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Natixis credit facility, with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. After that date, Energy Funding was no longer permitted to borrow under the facility and outstanding amounts began to amortize. During the six months ended June 30, 2017, Energy Funding repaid $30,406 of outstanding borrowings under the facility.

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

        As of June 30, 2017 and December 31, 2016, $19,922 and $50,328, respectively, was outstanding under the Natixis credit facility. The carrying amount outstanding under the Natixis credit facility approximates its fair value. The Company incurred costs of $2,544 in connection with obtaining the Natixis credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, all of the deferred financing costs had been amortized to interest expense.

        For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Natixis credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$263	$668	$686	$1,323
Amortization of deferred financing costs	86	259	342	519

Total interest expense	$349	$927	$1,028	$1,842

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Natixis credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$804	$1,299
Average borrowings under the facility	$39,473	$89,706
Effective interest rate on borrowings	3.64%	3.01%
Weighted average interest rate	3.46%	2.92%

(1)
Interest under the Natixis credit facility is paid quarterly in arrears.

        Borrowings of Energy Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Wells Fargo Credit Facility

        On September 9, 2014, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, entered into a revolving credit facility, or the Wells Fargo credit facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility originally provided for borrowings in an aggregate principal amount up to $200,000 on a committed basis, subject to Wayne Funding's option to reduce the commitment amount as provided in the Wells Fargo credit facility. Wayne Funding subsequently was amended multiple times, most recently, to (1) reduce the maximum commitment from $125,000 to $60,000; (2) shorten the maturity date from September 9, 2019 to September 9, 2018; (3) eliminate the non-usage fee; and (4) shorten the end of the reinvestment period (the period during which Wayne Funding was permitted to paydown, reborrow, and utilize the commitment) to March 31, 2017. After March 31, 2017, Wayne Funding was no longer permitted to borrow under the facility and outstanding borrowings began to amortize. During the six months ended June 30, 2017, Wayne Funding repaid $7,298 of outstanding borrowings under the facility.

        The Company contributed cash and debt securities to Wayne Funding from time to time, prior to the commencement of the amortization period under the Wells Fargo credit facility, subject to certain restrictions set forth in the Wells Fargo credit facility. The Company continues to retain a residual interest in any assets contributed through its ownership of Wayne Funding or it received fair market value for any debt securities sold to Wayne Funding. Wayne Funding was also permitted to purchase additional debt securities from various sources prior to the end of the reinvestment period under the Wells Fargo credit facility. Wayne Funding has appointed the Company to manage its portfolio of debt securities pursuant to the terms of a collateral management agreement. Wayne Funding's obligations to the lenders under the Wells Fargo credit facility are secured by a first priority security interest in substantially all of the assets of Wayne Funding, including its portfolio of debt securities. The obligations of Wayne Funding under the Wells Fargo credit facility are non-recourse to the Company and the Company's exposure under the Wells Fargo credit facility is limited to the value of the Company's investment in Wayne Funding.

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

        As of June 30, 2017 and December 31, 2016, $22,302 and $29,600, respectively, was outstanding under the Wells Fargo credit facility. The carrying amount outstanding under the Wells Fargo credit facility approximates its fair value. The Company incurred costs of $2,641 in connection with obtaining the Wells Fargo credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Wells Fargo credit facility. As of June 30, 2017, $961 of such deferred financing costs had yet to be amortized to interest expense.

        For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Wells Fargo credit facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$225	$853	$468	$1,950
Non-usage fees	—	28	—	118
Amortization of deferred financing costs	201	132	399	263

Total interest expense	$426	$1,013	$867	$2,331

        For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wells Fargo credit facility were as follows:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$486	$2,219
Average borrowings under the facility	$25,278	$118,496
Effective interest rate on borrowings	3.86%	3.28%
Weighted average interest rate (including the effect of non-usage fees)	3.68%	3.45%

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$7.61	$6.50
Results of operations(2)
Net investment income (loss)	0.34	0.57
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(0.54)	1.25

Net increase (decrease) in net assets resulting from operations	(0.20)	1.82

Shareholder distributions(3)
Distributions from net investment income	(0.35)	(0.67)
Distributions representing tax return of capital	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.35)	(0.71)

Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$7.06	$7.61

Shares outstanding, end of period	445,653,258	440,162,095

Total return(6)	(2.76)%	29.53%

Total return (without assuming reinvestment of distributions)(7)	(2.63)%	28.00%

Ratio/Supplemental Data:
Net assets, end of period	$3,146,369	$3,348,894

Ratio of net investment income to average net assets(8)	8.81%	8.19%
Ratio of total operating expenses to average net assets(8)	4.68%	4.88%
Ratio of net expenses to average net assets(6)	4.22%	4.88%
Portfolio turnover(9)	18.30%	35.85%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,075,961	$873,665
Asset coverage per unit(10)	3.92	4.83

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

  value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during the six months ended June 30, 2017.

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

(7)
The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company's common shares. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company's future total return (without assuming reinvestment of distributions), which may be greater or less than the return shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations (without assuming reinvestment of distributions) set forth above represent the total return (without assuming reinvestment of distributions) on the Company's investment portfolio during the applicable period and do not represent an actual return to shareholders.

(8)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2017 are annualized, with the exception of certain expenses that may be non-recurring, such as subordinated income incentive fees. Annualized ratios for the six months ended June 30, 2017 are not necessarily indicative of the ratios that may be expected for

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (Continued)

  the year ending December 31, 2017. The following is a schedule of supplemental ratios for the six months ended June 30, 2017 and year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	0.31%	0.20%
Ratio of interest expense to average net assets	1.30%	1.31%
Ratio of offering costs to average net assets	—	0.17%
Ratio of income and excise taxes to average net assets	0.00%	0.01%
(9)
Portfolio turnover for the six months ended June 30, 2017 is not annualized.

(10)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events

        On August 8, 2017, the Company's board of trustees adopted an amendment, or the Trust Amendment, to its Third Amended and Restated Declaration of Trust in order to increase the number of common shares authorized for issuance under the declaration of trust from 450,000,000 to 700,000,000 common shares and accordingly increase the total number of shares (including preferred shares) authorized for issuance under the declaration of trust from 500,000,000 to 750,000,000 shares. The Trust Amendment was effective as of August 9, 2017.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See "—Related Party Transactions" for additional information regarding the reimbursements payable to FS Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, see our annual report on Form 10-K for the year ended December 31, 2016.

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

        During the six months ended June 30, 2017, we accrued $18,220 for expense reimbursements that FS Investments has agreed to pay. These reimbursements were funded through the offset of management fees and subordinated income incentive fees payable by us to FS Advisor. As discussed in Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q, we offset $7,721 in management fees payable and $10,499 in subordinated income incentive fees payable by us to FS Advisor during the six months ended June 30, 2017. As of June 30, 2017, we did not have any reimbursements due from FS Investments.

        As discussed above, under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the six months ended June 30, 2017, we accrued $2,858 for expense recoupments payable to FS Investments. As of June 30, 2017, $15,362 of reimbursements may become subject to repayment by us to FS Investments in the future.

        The following table reflects the expense reimbursement payments due from FS Investments to us as of June 30, 2017 that may become subject to repayment by us to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment		Annualized "Other Operating Expenses" Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2017	$15,362	(2)	0.40%	9.14%	March 31, 2020
June 30, 2017	—		N/A	N/A	N/A

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distribution per share as of such date without compounding), divided by our distribution reinvestment price per share as of such date.

(2)
Amount has been reduced by the $2,858 accrued during the six months ended June 30, 2017 for expense recoupments payable to FS Investments.

        FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2017 and for the Year Ended December 31, 2016

        During the six months ended June 30, 2017, we made investments in portfolio companies totaling $1,252,032. During the same period, we sold investments for proceeds of $225,386 and received principal repayments of $545,695. As of June 30, 2017, our investment portfolio, with a total fair value of $4,183,055 (20% in first lien senior secured loans, 19% in second lien senior secured loans, 14% in senior secured bonds, 34% in subordinated debt and 13% in equity/other), consisted of interests in 87 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $243.2 million. As of June 30, 2017, the debt investments in our portfolio were purchased at a weighted average price of 96.8% of par value, and our estimated gross annual portfolio yield, prior to leverage (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 8.9% based upon the amortized cost of our investments.

        Based on our regular monthly cash distribution rate of $0.059042 per share as of June 30, 2017 and the price at which we issue shares pursuant to our distribution reinvestment plan of $7.20 per share, the annualized distribution rate to shareholders as of June 30, 2017 was 9.84%. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital.

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

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2017:

Net Investment Activity	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Purchases	$469,426	$1,252,032
Sales and Redemptions	(312,986)	(771,081)

Net Portfolio Activity	$156,440	$480,951

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$38,801	8%	$137,423	11%
Senior Secured Loans—Second Lien	55,227	12%	253,554	20%
Senior Secured Bonds	91,277	19%	240,254	19%
Subordinated Debt	281,428	60%	587,389	47%
Equity/Other	2,693	1%	33,412	3%

Total	$469,426	100%	$1,252,032	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$859,820	$818,075	20%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	855,909	812,612	19%	948,762	873,869	22%
Senior Secured Bonds	594,448	577,765	14%	388,512	397,614	10%
Subordinated Debt	1,464,073	1,424,720	34%	1,049,097	1,043,167	27%
Equity/Other	622,704	549,883	13%	628,814	683,299	18%

Total	$4,396,954	$4,183,055	100%	$3,962,988	$3,910,440	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Number of Portfolio Companies	87	84
% Variable Rate (based on fair value)	40.8%	43.6%
% Fixed Rate (based on fair value)	46.1%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	1.8%	3.5%
% Non-Income Producing Equity/Other Investments (based on fair value)	11.3%	14.0%
Average Annual EBITDA of Portfolio Companies	$243,213	$304,299
Weighted Average Purchase Price of Debt Investments (as a % of par value)	96.8%	97.2%
% of Investments on Non-Accrual (based on fair value)	0.2%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.9%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.2%

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2017:

New Direct Originations	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Total Commitments (including unfunded commitments)	$199,884	$552,558
Exited Investments (including partial paydowns)	(158,641)	(485,789)

Net Direct Originations	$41,243	$66,769

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$930	0%	$50,388	10%
Senior Secured Loans—Second Lien	—	—	196,000	35%
Senior Secured Bonds	32,812	16%	122,812	22%
Subordinated Debt	165,000	83%	165,000	30%
Equity/Other	1,142	1%	18,358	3%

Total	$199,884	100%	$552,558	100%

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Average New Direct Origination Commitment Amount	$33,314	$46,046
Weighted Average Maturity for New Direct Originations	10/24/21	3/13/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	9.9%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.0%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	12.1%	11.1%

        The following table presents certain selected information regarding our direct originations as of June 30, 2017 and December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	June 30, 2017	December 31, 2016
Number of Portfolio Companies	32	28
Average Annual EBITDA of Portfolio Companies	$71,587	$71,509
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.3x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.0%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.6%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.0%	11.4%

Portfolio Composition by Strategy and Industry

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,068,273	49%	$2,208,234	57%
Opportunistic	1,166,076	28%	867,477	22%
Broadly Syndicated/Other	948,706	23%	834,729	21%

Total	$4,183,055	100%	$3,910,440	100%

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,538,234	61%	$2,270,769	58%
Midstream	336,672	8%	343,713	9%
Downstream	61,726	1%	49,623	1%
Power	381,975	9%	523,153	13%
Service & Equipment	864,448	21%	723,182	19%

Total	$4,183,055	100%	$3,910,440	100%

        In general, under the 1940 Act, we would be presumed to "control" a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of a portfolio company, and would be an "affiliated person" of a portfolio company if we owned 5% or more of its voting securities.

        As of June 30, 2017, we held investments in one portfolio company of which we are deemed to "control." As of June 30, 2017, we held investments in six portfolio companies of which we are deemed to be an "affiliated person" but are not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (p) and (aa) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.

        As of December 31, 2016, we held investments in one portfolio company of which we are deemed to "control." As of December 31, 2016, we held investments in six portfolio companies of which we are deemed to be an "affiliated person" but are not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (p) and (aa) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

        Our investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, we had six senior secured loan investments with aggregate unfunded commitments of $102,141 and five equity/other investments with aggregate unfunded commitments of $16,357. As of June 30, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Chisholm Oil and Gas, LLC and Synergy Offshore LLC. As of December 31, 2016, we had four senior secured loan investments with aggregate unfunded commitments of $82,404 and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$88,251	2%	$115,927	3%
2	3,098,691	74%	2,719,833	70%
3	824,198	20%	899,835	23%
4	115,789	3%	85,427	2%
5	56,126	1%	89,418	2%

Total	$4,183,055	100%	$3,910,440	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues

        We generated investment income of $102,640 and $88,326 for the three months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $89,095 and $79,732 of cash income earned as well as $13,545 and $8,594 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

        The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase if the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

        During the three months ended June 30, 2017 and 2016, we generated $7,197 and $1,807 of fee income, which represented 7.0% and 2.0%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in fee income during the three months ended June 30, 2017 compared to three months ended June 30, 2016 was primarily due to the prepayment and upfront fees of several large investments during the three months ended June 30, 2017.

Expenses

        Our total expenses were $37,376 and $31,300 for the three months ended June 30, 2017 and 2016, respectively. Our expenses include base management fees attributed to FS Advisor of $22,688 and $18,398 for the three months ended June 30, 2017 and 2016, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $799 and $883 for the three months ended June 30, 2017 and 2016, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2017 and 2016, we did not accrue any subordinated incentive fee on income or capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $11,571 and $8,927 for the three months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. For the three months ended June 30, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $410 and $324, respectively, and fees and expenses incurred with our share transfer agent totaled $674 and $642, respectively. Fees for our board of trustees were $250 and $262 for the three months ended June 30, 2017 and 2016, respectively. Amortization of our deferred offering costs was $0 and $498 for the three months ended June 30, 2017 and 2016, respectively.

        Our other general and administrative expenses totaled $930 and $1,320 for the three months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$139	$123
Legal fees	61	218
Printing fees	400	602
Insurance expense	47	57
Other	283	320

Total	$930	$1,320

        During the three months ended June 30, 2017 and 2016, the ratio of our total operating expenses to our average net assets was 1.12% and 1.17%, respectively. During the three months ended June 30, 2017 and 2016, the ratio of our net expenses to our average net assets, which includes $2,858 and $0, respectively, of expense recoupments payable to FS Investments was 1.20% and 1.17%, respectively.

During the three months ended June 30, 2017 and 2016, our ratio of total operating expenses to average net assets included $11,571 and $8,927, respectively, related to interest expense, $0 and $498, respectively, related to amortization of deferred offering costs and $54 and $46, respectively, related to accruals for income taxes. Without such expenses, our ratio of total operating expenses to average net assets would have been 0.77% and 0.82% for the three months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the three months ended June 30, 2017 and 2016, we did not accrue for any expense reimbursements that FS Investments has agreed to pay. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the three months ended June 30, 2017 and 2016, we accrued for $2,858 and $0, respectively, of expense recoupments payable to FS Advisor or its affiliates. See "—Overview—Expense Reimbursement" for a discussion of the expense reimbursement agreement.

Net Investment Income

        Our net investment income totaled $62,406 ($0.14 per share) and $57,026 ($0.14 per share) for the three months ended June 30, 2017 and 2016, respectively.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $128,331 and $184,655, respectively, during the three months ended June 30, 2017, from which we realized a net loss of $45,802. We realized a net loss of $2 from settlements on foreign currency during the three months ended June 30, 2017. We sold investments and received principal repayments of $265,258 and $33,565, respectively, during the three months ended June 30, 2016, from which we realized a net loss of $19,067.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended June 30, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(165,460) and $418,588, respectively, and the net change in unrealized gain (loss) on foreign currency was $0 and $(2), respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2017 was primarily driven by increased volatility and a general decline in the energy markets. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our directly originated and opportunistic investments.

Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended June 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $(148,858) ($(0.34) per share) and $456,545 ($1.14 per share), respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenues

        We generated investment income of $218,886 and $186,236 for the six months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds and subordinated debt investments in our portfolio. Such revenues represent $192,863 and $167,214 of cash income earned as well as $26,023 and $19,022 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the six months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        During the six months ended June 30, 2017 and 2016, we generated $31,019 and $9,983 of fee income, which represented 14.2% and 5.4%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees, upfront fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in fee income during the six months ended June 30, 2017 compared to six months ended June 30, 2016 was primarily due to prepayment fees received on account of several large investments during the six months ended June 30, 2017.

Expenses

        Our total expenses were $83,834 and $66,820 for the six months ended June 30, 2017 and 2016, respectively. Our expenses include base management fees attributed to FS Advisor of $45,073 and $35,639 for the six months ended June 30, 2017 and 2016, respectively. Our expenses also include administrative services expenses attributed to FS Advisor of $1,607 and $1,767 for the six months ended June 30, 2017 and 2016, respectively.

        FS Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2017 and 2016, we accrued a subordinated incentive fee on income of $10,499 and $5,774, respectively. During the six months ended June 30, 2017 and 2016, we did not accrue any capital gains incentive fees. See "—Critical Accounting Policies—Capital Gains Incentive Fee" and "—Critical Accounting Policies—Subordinated Income Incentive Fee" for additional information about how the incentive fees are calculated.

        We recorded interest expense of $21,806 and $18,279 for the six months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. For the six months ended June 30, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $832 and $610, respectively, and fees and expenses incurred with our share transfer agent totaled $1,408 and $1,384, respectively. Fees for our board of trustees were $500 and $512 for the six months ended June 30, 2017 and 2016, respectively. Amortization of our deferred offering costs was $623 for the six months ended June 30, 2016.

        Our other general and administrative expenses totaled $1,999 and $2,153 for the six months ended June 30, 2017 and 2016, respectively, and consisted of the following:

	Six Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$261	$246
Legal fees	128	384
Printing fees	907	800
Insurance expense	91	118
Other	612	605

Total	$1,999	$2,153

        During the six months ended June 30, 2017 and 2016, the ratio of our total operating expenses to our average net assets was 2.49% and 2.67%, respectively. During the six months ended June 30, 2017 and 2016, the ratio of our net expenses to our average net assets, which includes $2,858 and $0, respectively, of expense recoupments payable to FS Investments and $18,220 and $0, respectively, of expense reimbursements from FS Investments, was 2.04% and 2.67%, respectively. During the six months ended June 30, 2017 and 2016, our ratio of total operating expenses to average net assets included $21,806 and $18,279, respectively, related to interest expense, $10,499 and $5,774, respectively, related to accruals for incentive fees, $0 and $623, respectively, related to amortization of deferred offering costs and $110 and $79, respectively, related to accruals for income taxes. Without such expenses, our ratio of total operating expenses to average net assets would have been 1.53% and 1.68% for the six months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the six months ended June 30, 2017 and 2016, we accrued $18,220 and $0, respectively, for expense reimbursements that FS Investments has agreed to pay. During the six months ended June 30, 2017 and 2016, we offset $7,721 and $0, respectively, in management fees payable and $10,499 and $0, respectively, in subordinated income incentive fees payable by us to FS Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the six months ended June 30, 2017 and 2016, we accrued for $2,858 and $0, respectively, of expense recoupments payable to FS Investments or its affiliates. See "—Overview—Expense Reimbursement" for a discussion of the expense reimbursement agreement.

Net Investment Income

        Our net investment income totaled $150,414 ($0.34 per share) and $119,416 ($0.31 per share) for the six months ended June 30, 2017 and 2016, respectively. The increase in net investment income on a per share basis can be attributed primarily to an increase in fee income and the reimbursement of expenses provided to us by FS Investments through the offset of management fees and subordinated income incentive fees.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $225,386 and $545,695, respectively, during the six months ended June 30, 2017, from which we realized a net loss of $76,455. We sold investments and received principal repayments of $351,070 and $124,109, respectively, during the six months ended June 30, 2016, from which we realized a net loss of $76,078. We realized a net gain of $1 from settlements on foreign currency during the six months ended June 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the six months ended June 30, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(161,351) and $374,733, respectively, and the net change in unrealized gain (loss) on foreign currency was $52 and $14, respectively. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2017 was primarily driven by a general decline in the energy markets. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the six months ended June 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $(87,339) ($(0.20) per share) and $418,085 ($1.07 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of June 30, 2017, we had $159,405 in cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $286,263 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of

June 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2017, we had six senior secured loan investments with aggregate unfunded commitments of $102,141 and five equity/other investments with aggregate unfunded commitments of $16,357. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        In November 2016, we closed our continuous public offering of common shares to new investors. We sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan. As of August 10, 2017, we have raised total gross proceeds of $4,524,475, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of our board of trustees and certain individuals and entities affiliated with GSO in a private placement conducted in April 2011.

        During the six months ended June 30, 2017, we received gross proceeds pursuant to our distribution reinvestment plan for gross proceeds of $93,968, for which we issued 12,317,949 common shares.

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

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the six months ended June 30, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	$13,938
Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.700	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.750	$35,552

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

        On July 3, 2017, we repurchased 4,990,805 common shares (representing 100% of common shares tendered for repurchase and 1.12% of the shares outstanding as of such date) at $7.20 per share for aggregate consideration totaling $35,934.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2017:

Facility	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	—		$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%(1)	$213,737		$86,263	March 27, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	$240,000		$100,000	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	$155,000		—	November 6, 2020
Goldman Facility	Term	L+3.72%	$425,000		—	September 15, 2019
Natixis Credit Facility	Revolving	CP+2.25%	$19,922	(4)	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	$22,302	(5)	—	September 9, 2018

(1)
Beginning on January 2, 2017, borrowings under the BNP facility began to accrue interest at a rate equal to LIBOR plus 1.35%.

(2)
The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
As described in Note 8, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(4)
On August 2, 2017, Energy Funding paid in full all amounts outstanding under the Natixis credit facility.

(5)
On July 27, 2017, Wayne Funding paid in full all amounts outstanding under the Wells Fargo credit facility.

        Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $948,334 and 4.22%, respectively. As of June 30, 2017, our weighted average effective interest rate on borrowings was 4.16%.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the six months ended June 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1771	$66,720
June 30, 2016	$0.1771	$70,788
Fiscal 2017
March 31, 2017	$0.1771	$77,984
June 30, 2017	$0.1771	$78,374

        On June 29, 2017 and July 31, 2017, our board of trustees declared regular monthly cash distributions for July 2017 and August 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by our board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

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

        Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to shareholders will be paid from our offering proceeds or borrowings. For the six months ended June 30, 2017, certain portions of our distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by us within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. Our future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will continue to achieve the performance necessary to sustain our distribution or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of our expenses, 10% of the aggregate amount of distributions paid during the six months ended June 30, 2017 would have been funded from offering proceeds or borrowings.

        The following table reflects the sources of the cash distributions on a tax basis that we paid on our common shares during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	139,628	89%	137,508	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	1,368	1%	—	—
Expense reimbursement from sponsor	15,362	10%	—	—

Total	$156,358	100%	$137,508	100%

(1)
During the six months ended June 30, 2017 and 2016, 85.6% and 78.6%, respectively, of our gross investment income on a tax basis was attributable to cash income earned and 0.2% and 0.0%, respectively, was attributable to non-cash income earned. In addition, 11.3% and 16.4%, respectively, was attributed to PIK interest and 2.9% and 5.0%, respectively, was attributed to accretion of discount during the six months ended June 30, 2017 and 2016.

        Our net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $154,990 and $131,526, respectively. As of June 30, 2017 and December 31, 2016, we had $0 and $19,

respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the six months ended June 30, 2017, certain investments in the portfolio were restructured or experienced defaults due to the continued depressed prices of oil and natural gas, and we may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by us. As a result, we are evaluating the current distribution rate payable on our common shares and there can be no assurance that we will be able to maintain a monthly cash distribution amount of $0.059042 per common share.

        See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2017 and 2016, the components of accumulated earnings on a tax basis and deferred taxes as of June 30, 2017 and December 31, 2016.

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

        Our investments as of June 30, 2017 consisted primarily of debt investments that were either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Seventeen senior secured loan investments, five senior secured bond investments and eight subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Thirty of our equity/other investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of June 30, 2017. One subordinated debt investment, which was newly issued and purchased near June 30, 2017, was valued at cost as our board of trustees determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including three of our equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

        Our investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixteen senior secured loan investments, three senior secured bond investments and seven subordinated debt investments were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Twenty-eight of the our equity/other investments were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their closing price as of December 30, 2016. One senior secured loan investment, which was newly issued and purchased near December 31, 2016, was valued at cost as our board of trustees determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including two of our equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by an independent third-party pricing service and screened for validity by such service.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and "—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager" for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2017 and 2016.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Deutsche Bank credit facility, the Fortress facility, the Goldman facility, the Natixis credit facility and the Wells Fargo credit facility at June 30, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$213,737	$213,737	—	—	—
Deutsche Bank Credit Facility(2)	$240,000	$240,000	—	—	—
Fortress Facility(3)	$155,000	—	—	$155,000	—
Goldman Facility(4)	$425,000	—	$425,000	—	—
Natixis Credit Facility(5)	$19,922	—	—	—	$19,922
Wells Fargo Credit Facility(6)	$22,302	—	$22,302	—	—

(1)
At June 30, 2017, $86,263 remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of June 30, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At June 30, 2017, $100,000 remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2018.

(3)
At June 30, 2017, no amounts remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At June 30, 2017, no amounts remained unused under the Goldman facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 15, 2019.

(5)
At June 30, 2017, no amounts remained unused under the Natixis credit facility. Amounts under the Natixis credit facility began to amortize after the first repayment thereunder and we cannot borrow additional amounts under the facility thereafter. On August 2, 2017, Energy Funding paid in full all amounts outstanding under the Natixis credit facility.

(6)
At June 30, 2017, no amounts remained unused under the Wells Fargo credit facility. On July 27, 2017, Wayne Funding paid in full all amounts outstanding under the Wells Fargo credit facility.

        As of June 30, 2017, no amounts were outstanding under the Barclays credit facility. All borrowed amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 18, 2021.

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the six months ended June 30, 2017 and 2016:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,688	$18,398	$45,073	$35,639
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	—	—	$10,499	$5,774
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$799	$883	$1,607	$1,767
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$1,657	—	$2,370
FS Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(5)	$2,858	—	$2,858	—
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	—	$2,639	—	$4,118

(1)
During the six months ended June 30, 2017, $35,519 in base management fees were paid to FS Advisor and $7,721 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement"). See footnote (2) below for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the six months ended June 30, 2016, $35,579 in base management fees were paid to FS Advisor. As of June 30, 2017, $22,688 in base management fees were payable to FS Advisor.

(2)
During the six months ended June 30, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement"). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the six months ended June 30, 2016, $17,822 of subordinated incentive fees on income were paid to FS Advisor. As of June 30, 2017, we did not have any subordinated incentive fee on income payable to FS Advisor.

(3)
During the six months ended June 30, 2017 and 2016, $1,527 and $1,708, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FS Advisor and the remainder related to other reimbursable expenses. We paid $1,593 and $2,106 in administrative services expenses to FS Advisor during the six months ended June 30, 2017 and 2016, respectively.

(4)
During the six months ended June 30, 2016, we incurred offering costs of $2,700, of which $2,370 related to reimbursements to FS Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing our common shares.

(5)
During the six months ended June 30, 2017 and 2016, we accrued $2,858 and $0, respectively, for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see "—Expense Reimbursement"). During the six months ended June 30, 2017 and 2016, there were no expense recoupments paid to FS Advisor. As of June 30, 2017, $2,858 in expense recoupments were payable to FS Advisor.

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

Recent Developments

        During the period from July 1, 2017 to August 10, 2017, we issued 2,166,327 common shares under our distribution reinvestment plan for gross proceeds of $15,548 at an average price per share of $7.18.

        On August 8, 2017, our board of trustees adopted an amendment, or the Trust Amendment, to our Third Amended and Restated Declaration of Trust in order to increase the number of common shares authorized for issuance under the declaration of trust from 450,000,000 to 700,000,000 common shares and accordingly increase the total number of shares (including preferred shares) authorized for issuance under the declaration of trust from 500,000,000 to 750,000,000 shares. The Trust Amendment was effective as of August 9, 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 40.8% of our portfolio investments (based on fair value) paid variable interest rates, 46.1% paid fixed interest rates, 1.8% were income producing equity/other investments and the remainder (11.3%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

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

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(4,120)	$(10,541)	$6,421	1.9%
No change	—	—	—	—
Up 100 basis points	16,433	10,541	5,892	1.7%
Up 300 basis points	51,667	31,624	20,043	5.9%
Up 500 basis points	87,051	52,707	34,344	10.1%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended June 30, 2017 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	4,587,306	$7.75	4,587,306	(1)
May 1 to May 31, 2017	—	—	—	—
June 1 to June 30, 2017	—	—	—	—

Total	4,587,306	$7.75	4,587,306	(1)

(1)
The maximum number of common shares available for repurchase on April 1, 2017 was 10,224,187. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        On August 8, 2017, our board of trustees adopted an amendment, or the Trust Amendment, to our Third Amended and Restated Declaration of Trust in order to increase the number of common shares authorized for issuance under the declaration of trust from 450,000,000 to 700,000,000 common shares and accordingly increase the total number of shares (including preferred shares) authorized for issuance under the declaration of trust from 500,000,000 to 750,000,000 shares. The Trust Amendment was effective as of August 9, 2017.

Item 6.    Exhibits.

3.1*	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund.
3.2*	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund.
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2017.)
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
10.19
Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 14, 2017.)
10.20
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

10.22	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.23
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 11, 2011, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 15, 2011.)
10.24
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
10.27
Amended and Restated Confirmation Letter Agreement, dated as of October 11, 2012, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 12, 2012.)
10.28
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.29
Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.3
Account Control Agreement, dated as of May 24, 2013, by and among EP Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
0.01
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
10.33
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
10.36
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)

10.37	Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.38
First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on August 21, 2014.)
10.39
Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 10, 2016.)
10.40
U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.41
First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 10, 2016.)
10.42
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
10.44
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
10.46
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

10.49	Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
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
10.53	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.54
September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, together with the related Annex and Master Confirmation thereto, each dated as of September 11, 2014. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.55
Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 22, 2016.)
10.56
Amended and Restated Master Confirmation, dated as of December 15, 2014, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.2 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.57
Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 9, 2016.)
10.58
Revolving Credit Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.59
Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.60
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

10.62	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
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
10.68
First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 1, 2015.)
10.69
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

10.76	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on April 25, 2017.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2017.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)