Form 10-Q
period 2017-09-30
FS Energy & Power Fund
filed 2017-11-13
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

        The issuer had 441,636,540 common shares of beneficial interest outstanding as of November 13, 2017.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,552,508 and $2,959,314, respectively)	$3,384,392	$2,838,377
Non-controlled/affiliated investments (amortized cost—$883,774 and $977,010, respectively)	857,892	1,071,032
Controlled/affiliated investments (amortized cost—$27,164 and $26,664, respectively)	—	1,031

Total investments, at fair value (amortized cost—$4,463,446 and $3,962,988, respectively)	4,242,284	3,910,440
Cash	97,565	317,520
Receivable for investments sold and repaid	18,288	22
Income receivable	63,730	37,857
Deferred financing costs	1,032	2,443
Reimbursement due from sponsor(1)	7,095	—
Prepaid expenses and other assets	117	15

Total assets	$4,430,111	$4,268,297

Liabilities
Payable for investments purchased	$21,240	$6,046
Credit facilities payable (net of deferred financing costs of $1,988 and $1,045, respectively)(2)	1,218,012	547,620
Repurchase agreement payable (net of deferred financing costs of $0 and $91, respectively)(2)	—	324,909
Shareholder distributions payable	10,875	9,474
Management fees payable	22,031	20,855
Administrative services expense payable	1,054	1,477
Interest payable	4,723	4,328
Trustees' fees payable	244	250
Other accrued expenses and liabilities	4,026	4,444

Total liabilities	1,282,205	919,403

Commitments and contingencies ($22,457 and $0, respectively)(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 447,166,265 and 440,162,095 shares issued and outstanding, respectively	447	440
Capital in excess of par value(4)	3,854,106	3,802,263
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(457,695)	(387,452)
Accumulated undistributed (distributions in excess of) net investment income(4)	(27,770)	(13,738)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(221,182)	(52,619)

Total shareholders' equity	3,147,906	3,348,894

Total liabilities and shareholders' equity	$4,430,111	$4,268,297

Net asset value per common share at period end	$7.04	$7.61

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's financing arrangements.

(3)
See Note 9 for a discussion of the Company's commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$56,016	$66,628	$201,939	$207,825
Paid-in-kind interest income	5,704	8,665	16,461	18,119
Fee income	7,056	2,624	37,419	5,251
From non-controlled/affiliated investments:
Interest income	28,660	9,727	53,525	30,872
Paid-in-kind interest income	3,635	1,738	9,957	6,195
Fee income	—	—	656	7,356

Total investment income	101,071	89,382	319,957	275,618

Operating expenses
Management fees	22,031	20,086	67,104	55,725
Subordinated income incentive fees(1)	—	—	10,499	5,774
Administrative services expenses	611	1,118	2,218	2,885
Share transfer agent fees	658	750	2,066	2,134
Accounting and administrative fees	384	384	1,216	994
Interest expense(2)	13,648	8,921	35,454	27,200
Trustees' fees	244	245	744	757
Offering costs	—	755	—	1,378
Other general and administrative expenses	563	1,392	2,672	3,624

Total operating expenses	38,139	33,651	121,973	100,471
Less: Expense reimbursement from sponsor(3)	(7,095)	—	(25,315)	—
Add: Expense recoupment to sponsor(3)	—	—	2,858	—

Net expenses	31,044	33,651	99,516	100,471

Net investment income	70,027	55,731	220,441	175,147

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	7,271	(118,187)	(70,244)	(196,536)
Non-controlled/affiliated	(1,060)	(1,699)	—	572
Net realized gain (loss) on foreign currency	—	—	1	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	13,176	194,873	(47,179)	454,465
Non-controlled/affiliated	(20,439)	19,447	(119,904)	147,788
Controlled/affiliated	—	(3,837)	(1,531)	(17,037)
Net change in unrealized gain (loss) on foreign currency	(1)	(2)	51	12

Total net realized and unrealized gain (loss)	(1,053)	90,595	(238,806)	389,264

Net increase (decrease) in net assets resulting from operations	$68,974	$146,326	$(18,365)	$564,411

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.16	$0.35	$(0.04)	$1.41

Weighted average shares outstanding	443,940,981	421,515,796	442,503,872	400,151,400

(1)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)
See Note 8 for a discussion of the Company's financing arrangements.

(3)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income	$220,441	$175,147
Net realized gain (loss) on investments and foreign currency	(70,243)	(195,964)
Net change in unrealized appreciation (depreciation) on investments	(168,614)	585,216
Net change in unrealized gain (loss) on foreign currency	51	12

Net increase (decrease) in net assets resulting from operations	(18,365)	564,411

Shareholder distributions(1)
Distributions from net investment income	(234,473)	(211,989)

Net decrease in net assets resulting from shareholder distributions	(234,473)	(211,989)

Capital share transactions(2)
Issuance of common shares	—	313,739
Reinvestment of shareholder distributions	140,580	132,928
Repurchases of common shares	(88,730)	(45,151)

Net increase (decrease) in net assets resulting from capital share transactions	51,850	401,516

Total increase (decrease) in net assets	(200,988)	753,938
Net assets at beginning of period	3,348,894	2,417,861

Net assets at end of period	$3,147,906	$3,171,799

Accumulated undistributed (distributions in excess of) net investment income(1)	$(27,770)	$(22,818)

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company's common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(18,365)	$564,411
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,591,008)	(679,004)
Paid-in-kind interest	(26,418)	(24,314)
Proceeds from sales and repayments of investments	1,064,392	425,906
Net realized (gain) loss on investments	70,244	195,964
Net change in unrealized (appreciation) depreciation on investments	168,614	(585,216)
Accretion of discount	(17,668)	(11,514)
Amortization of deferred financing costs	3,160	2,355
Amortization of deferred offering costs	—	1,378
(Increase) decrease in receivable for investments sold and repaid	(18,266)	13,497
(Increase) decrease in income receivable	(25,873)	(14,060)
(Increase) decrease in expense reimbursement due from sponsor(1)	(7,095)	—
(Increase) decrease in prepaid expenses and other assets	(102)	180
Increase (decrease) in payable for investments purchased	15,194	8,075
Increase (decrease) in management fees payable	1,176	1,748
Increase (decrease) in subordinated income incentive fees payable	—	(12,048)
Increase (decrease) in administrative services expense payable	(423)	(316)
Increase (decrease) in interest payable(2)	395	778
Increase (decrease) in trustees' fees payable	(6)	(9)
Increase (decrease) in other accrued expenses and liabilities	(418)	(954)

Net cash provided by (used in) operating activities	(382,467)	(113,143)

Cash flows from financing activities
Issuance of common shares	—	320,654
Reinvestment of shareholder distributions	140,580	132,928
Repurchases of common shares	(88,730)	(45,151)
Offering costs incurred	—	(3,600)
Shareholder distributions	(233,072)	(212,009)
Borrowings under credit facilities(2)	858,263	—
Borrowings under repurchase agreement(2)	—	16
Repayments of credit facilities(2)	(186,928)	(175,638)
Repayments of repurchase facility(2)	(325,000)	—
Deferred financing costs paid	(2,601)	(1,607)

Net cash provided by (used in) financing activities	162,512	15,593

Total increase (decrease) in cash	(219,955)	(97,550)
Cash at beginning of period	317,520	368,867

Cash at end of period	$97,565	$271,317

Supplemental disclosure
State taxes paid	$5	$109

Non-cash purchase of investments	$(16,957)	$(309,593)

Non-cash sales of investments	$16,957	$309,593

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's financing arrangements. During the nine months ended September 30, 2017 and 2016, the Company paid $26,945 and $15,751, respectively, in interest expense on the credit facilities and $4,954 and $8,316, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—30.0%
Abaco Energy Technologies LLC	(g)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$86,850	$83,074	$85,112
Allied Wireline Services, LLC	(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	113,526	112,957	111,681
Altus Power America, Inc.	(j)(p)	Power	L+750	1.5%	9/30/21	77,378	77,378	78,442
Altus Power America, Inc.	(e)(p)	Power	L+750	1.5%	9/30/21	23,872	23,872	24,200
BL Sand Hills Unit, L.P.	(l)	Upstream	Prime+650	3.5%	12/17/17	40,807	35,439	30,809
BL Sand Hills Unit, L.P.	(e)	Upstream	Prime+650	3.5%	12/17/17	15,000	13,027	11,325
Cactus Wellhead, LLC	(f)(j)	Service & Equipment	L+600	1.0%	7/31/20	64,867	63,143	63,678
Cimarron Energy Inc.		Service & Equipment	L+1150 (11.5% Max PIK)	1.0%	12/15/19	24,811	24,811	21,710
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	26,081	26,281	26,375
Crestwood Holdings LLC	(f)	Midstream	L+800	1.0%	6/19/19	29,273	29,341	29,237
Eagle Midstream Canada Finance Inc.	(m)	Midstream	8.5%		9/27/20	175,000	175,000	175,000
Gulf Finance, LLC	(f)	Midstream	L+525	1.0%	8/25/23	18,531	18,056	17,593
Industrial Group Intermediate Holdings, LLC		Service & Equipment	L+800	1.3%	5/31/20	23,040	23,040	23,155
JSS Holdings, Inc.	(l)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,970	14,831	14,979
JSS Holdings, Inc.	(e)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	2,727	2,727	2,729
Lusk Operating LLC	(r)(z)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	10/31/17	28,997	27,164	—
MB Precision Holdings LLC		Service & Equipment	L+725, 2.25% PIK (2.25% Max PIK)	1.3%	1/23/21	13,569	13,569	12,552
Moxie Liberty LLC	(j)	Power	L+650	1.0%	8/21/20	14,457	14,524	12,930
Panda Temple Power, LLC	(j)(r)(z)	Power	L+625	1.0%	3/6/22	9,923	9,782	6,930
Panda Temple Power, LLC		Power	L+900	1.0%	4/28/18	377	377	377
Power Distribution, Inc.		Power	L+725	1.3%	1/25/23	30,004	30,004	30,304
Strike, LLC		Midstream	L+800	1.0%	5/30/19	7,000	7,000	7,175
Strike, LLC	(e)	Midstream	L+800	1.0%	5/30/19	28,000	27,546	28,700
Strike, LLC	(j)	Midstream	L+800	1.0%	11/30/22	39,218	38,195	39,806
Swift Worldwide Resources US Holdings Corp.	(j)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,466	58,466	58,612
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	24,272	21,932	21,997
Warren Resources, Inc.	(j)(l)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	79,034	79,034	77,453
Warren Resources, Inc.	(e)(p)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	5,590	5,590	5,478

Total Senior Secured Loans—First Lien							1,056,160	1,018,339
Unfunded Loan Commitments							(72,762)	(72,762)

Net Senior Secured Loans—First Lien							983,398	945,577

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—27.7%
Aethon United BR LP		Upstream	L+675	1.0%	9/8/23	$85,938	$84,651	$84,898
Aethon United BR LP	(e)	Upstream	L+675	1.0%	9/8/23	39,063	39,063	38,590
Arena Energy, LP	(j)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	106,579	106,579	104,010
Ascent Resources—Marcellus, LLC	(r)(z)	Upstream	L+750	1.0%	8/4/21	10,000	9,874	725
Brock Holdings III, Inc.	(j)(z)	Service & Equipment	Prime+725		3/16/18	29,605	29,646	15,617
Chief Exploration & Development LLC	(f)(j)	Upstream	L+650	1.0%	5/16/21	32,656	31,813	32,034
Chisholm Oil and Gas Operating, LLC	(j)(k)(l)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	196,608
Emerald Performance Materials, LLC	(f)	Downstream	L+775	1.0%	8/1/22	11,819	11,761	11,838
Fieldwood Energy LLC	(f)(j)	Upstream	L+713	1.3%	9/30/20	33,591	34,107	16,124
Granite Acquisition, Inc.	(f)	Power	L+725	1.0%	12/19/22	18,694	18,315	18,764
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,440	14,281
Horn Intermediate Holdings, Inc.	(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	49,999
Jonah Energy LLC		Upstream	L+650	1.0%	5/12/21	36,523	35,555	36,535
P2 Upstream Acquisition Co.	(f)(j)	Service & Equipment	L+800	1.0%	4/30/21	42,399	42,025	40,703
Penn Virginia Holding Corp.	(m)	Upstream	L+700	1.0%	9/29/22	50,000	50,000	50,000
Talos Production LLC	(k)(l)	Upstream	11.0%		4/3/22	43,250	40,364	40,925
Titan Energy Operating, LLC	(k)(p)	Upstream	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	113,409	99,256	81,167
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	85,192	79,022	76,864

Total Senior Secured Loans—Second Lien							972,721	909,682
Unfunded Loan Commitment							(39,063)	(39,063)

Net Senior Secured Loans—Second Lien							933,658	870,619

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—17.7%
Black Swan Energy Ltd.	(j)(m)	Upstream	9.0%		1/20/24	$90,000	$90,000	$88,875
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,053	9,765
CSVC Acquisition Corp.	(f)	Service & Equipment	7.8%		6/15/25	30,608	30,608	30,034
EP Energy LLC	(f)(h)(m)	Upstream	8.0%		2/15/25	54,880	52,791	42,806
FourPoint Energy, LLC	(j)(k)(l)(p)	Upstream	9.0%		12/31/21	235,125	228,910	239,534
Mirant Mid-Atlantic Trust	(f)(h)	Power	10.1%		12/30/28	31,752	33,747	30,304
Ridgeback Resources Inc.	(k)(m)(p)	Upstream	12.0%		12/29/20	3,887	3,821	3,887
Sunnova Energy Corp.	(j)(p)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	33,173	33,173	33,173
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	80,000	80,000	79,416

Total Senior Secured Bonds							562,103	557,794

Subordinated Debt—42.8%
Alta Mesa Holdings, LP	(f)(h)(o)	Upstream	7.9%		12/15/24	20,425	20,425	22,072
Archrock Partners, L.P.	(h)(m)(o)	Midstream	6.0%		4/1/21	8,555	7,661	8,427
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,595	14,015
Ascent Resources Utica Holdings, LLC	(f)(h)(j)	Upstream	10.0%		4/1/22	225,000	225,000	242,719
Bellatrix Exploration Ltd.	(f)(h)(m)(o)	Upstream	8.5%		5/15/20	60,120	59,159	56,269
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		7/15/25	44,759	44,759	48,508
Canadian International Oil Corp.	(m)	Upstream	9.0%		7/10/22	100,000	97,082	98,500
Canbriam Energy Inc.	(f)(h)(j)(m)(o)	Upstream	9.8%		11/15/19	115,200	112,990	118,440
Compressco Partners, LP	(f)(h)(o)	Service & Equipment	7.3%		8/15/22	20,050	19,923	18,534
Covey Park Energy LLC	(h)(o)	Upstream	7.5%		5/15/25	8,333	8,333	8,723
Dynegy Finance I/II Inc.	(h)(m)(o)	Power	7.6%		11/1/24	24,542	23,825	25,462
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	62,745	57,307	64,296
EP Energy LLC	(h)(m)(o)	Upstream	9.4%		5/1/20	48,970	44,786	40,974
EP Energy LLC	(h)(m)	Upstream	6.4%		6/15/23	27,095	20,263	16,797
EV Energy Partners, L.P.	(f)(h)(o)	Upstream	8.0%		4/15/19	48,814	39,274	17,756
Extraction Oil & Gas Holdings, LLC	(h)(o)	Upstream	7.9%		7/15/21	37,500	37,500	39,609
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	23,540	23,012	24,092

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	$15,280	$14,226	$15,204
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	818	818	832
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	5,199	5,199	5,289
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	1,074	1,074	1,093
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	1,011	1,011	1,029
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	889	889	905
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,282	70,650
Global Partners L.P.	(f)(m)	Midstream	7.0%		6/15/23	2,824	2,453	2,862
Great Western Petroleum, LLC	(f)(h)(o)	Upstream	9.0%		9/30/21	35,830	35,710	36,385
Gulfport Energy Corporation	(h)(m)	Upstream	6.0%		10/15/24	10,000	10,000	10,099
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	76,125	72,252	54,671
Lonestar Resources America Inc.	(f)(h)	Upstream	8.8%		4/15/19	24,200	24,033	23,625
Martin Midstream Partners L.P.	(f)(h)(m)(o)	Midstream	7.3%		2/15/21	24,660	24,018	25,210
Moss Creek Resources, LLC	(l)	Upstream	L+800	1.5%	4/7/22	65,000	65,000	65,796
ONEOK, Inc.	(f)(m)	Midstream	7.5%		9/1/23	12,600	11,763	15,124
SRC Energy Inc.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	41,700
Tenrgys, LLC	(j)(k)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	55,688
Whiting Petroleum Corp.	(h)(m)(o)	Upstream	5.0%		3/15/19	11,685	10,909	11,732
Whiting Petroleum Corp.	(f)(m)	Upstream	5.8%		3/15/21	7,000	6,444	6,882
WildHorse Resource Development Corporation	(h)(m)(o)	Upstream	6.9%		2/1/25	10,000	9,928	9,992
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,930	24,707

Total Subordinated Debt							1,357,833	1,344,668

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.6%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$521
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment	28,942,003	1,447	2,894
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment	7,431,113	7,223	2,229
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment	5,344,680	1,865	1,603
Altus Power America Holdings, LLC, Common Equity	(k)(p)(r)	Power	12,474,205	12,474	11,850
Altus Power America Holdings, LLC, Preferred Equity	(k)(p)(s)	Power	25,792,683	25,793	25,825
AP Exhaust Holdings, LLC, Class A1 Common Units	(k)(q)(r)	Service & Equipment	8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(k)(q)(r)	Service & Equipment	803	895	895
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream	148,692,909	44,700	37,173
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)	Upstream	N/A	740	35
Chisholm Oil and Gas, LLC, Series A Units	(i)(r)	Upstream	11,472,461	11,472	11,243
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment	3,675,487	3,323	—
Extraction Oil & Gas, Inc., Common Equity	(k)(r)	Upstream	1,140,637	11,250	17,554
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(p)(q)(r)	Upstream	66,000	66,000	22,770
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(p)(q)(r)	Upstream	12,374	8,176	4,300
FourPoint Energy, LLC, Common Equity, Class E-II Units	(i)(p)(r)	Upstream	274,688	68,672	92,020
FourPoint Energy, LLC, Common Equity, Class E-III Units	(i)(k)(p)(q)(r)	Upstream	222,750	55,688	76,292
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment	2,785,562	2,786	3,203
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	472,755	473	733
JSS Holdco, LLC, Net Profits Interest	(r)	Service & Equipment	N/A	—	67
Lusk Operating LLC, Common Equity	(r)(u)(aa)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment	490,213	490	—
PDI Parent LLC, Common Equity	(r)	Power	1,384,615	1,385	1,454
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(p)(r)(w)	Upstream	9,599,928	58,985	55,635
SandRidge Energy, Inc., Common Equity	(h)(l)(m)(o)(r)	Upstream	1,009,878	22,542	20,288
Sunnova Energy Corp., Common Equity	(p)(r)	Power	6,667,368	25,026	34,737
Sunnova Energy Corp., Preferred Equity	(p)(r)	Power	578,468	3,080	3,077
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment	3,750,000	6,029	1,875
Synergy Offshore LLC, Preferred Equity	(k)(r)(y)(z)	Upstream	71,131	93,009	48,654
TE Holdings, LLC, Common Equity	(i)(r)	Upstream	2,225,950	18,921	6,678
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream	1,475,531	14,734	14,018
Titan Energy, LLC, Common Equity	(k)(p)(r)	Upstream	555,496	17,554	2,500
Total Safety Holdings, LLC, Common Equity	(j)(r)	Service & Equipment	12,897	4,707	4,595
Warren Resources, Inc., Common Equity	(l)(p)(r)	Upstream	4,415,749	20,754	15,014
White Star Petroleum Holdings, LLC, Common Equity	(i)(r)	Upstream	4,867,084	4,137	3,894

Total Equity/Other				626,454	523,626

TOTAL INVESTMENTS—134.8%				$4,463,446	4,242,284

LIABILITIES IN EXCESS OF OTHER ASSETS—(34.8%)					(1,094,378)

NET ASSETS—100.0%					$3,147,906

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2017
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or 'L,' was 1.33% and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.
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
(g)
Position or portion thereof unsettled as of September 30, 2017.
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
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of September 30, 2017, 71.7% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of September 30, 2017, the fair value of securities rehypothecated by BNP was $241,320.
(p)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2017, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2017:

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$73,294	$5,433	$—	$—	$43	$78,770	$5,326	$—
Sunnova Asset Portfolio 5 Holdings, LLC	151,148	—	(149,652)	2,217	(3,713)	—	6,992	—
Warren Resources, Inc.(2)	78,437	597	—	—	(1,693)	77,341	6,651	—
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	85,427	9,000	(332)	3,454	(16,382)	81,167	23,114	—
Senior Secured Bonds
FourPoint Energy, LLC	240,709	—	—	1,051	(2,226)	239,534	16,294	—
Ridgeback Resources Inc.	3,887	—	—	12	(12)	3,887	353	—
Sunnova Energy Corp.	—	33,173	—	—	—	33,173	2,089	656
Equity/Other
Altus Power America Holdings, LLC, Common Equity	12,474	—	—	—	(624)	11,850	—	—
Altus Power America Holdings, LLC, Preferred Equity	23,982	1,811	—	—	32	25,825	2,663	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	31,845	—	—	—	(9,075)	22,770	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	6,032	—	—	—	(1,732)	4,300	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	125,670	—	—	—	(33,650)	92,020	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	107,477	—	—	—	(31,185)	76,292	—	—
Ridgeback Resources Inc., Common Equity	58,985	—	—	—	(3,350)	55,635	—	—
Sunnova Energy Corp., Common Equity	36,204	—	—	—	(1,467)	34,737	—	—
Sunnova Energy Corp., Preferred Equity	3,141	—	—	—	(64)	3,077	—	—
Titan Energy, LLC, Common Equity	13,332	—	—	—	(10,832)	2,500	—	—
Warren Resources, Inc., Common Equity	18,988	—	—	—	(3,974)	15,014	—	—

Total	$1,071,032	$50,014	$(149,984)	$6,734	$(119,904)	$857,892	$63,482	$656

  (1)
  Security includes a partially unfunded commitment with an amortized cost of $23,872 and a fair value of $24,200.
  (2)
  Security includes a partially unfunded commitment with an amortized cost of $5,590 and a fair value of $5,478.
  (3)
  Interest and fee income presented for the full nine months ended September 30, 2017.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
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
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2017.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2017.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security was on non-accrual status as of September 30, 2017.
(aa)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2017, the Company held an investment in one portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an "affiliated person" of and deemed to "control" for the nine months ended September 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017
Senior Secured Loans—First Lien
Lusk Operating LLC	$1,031	$1,500	$—	—	—	$(2,531)	—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	(1,000)	—	—	1,000	—

Total	$1,031	$1,500	$(1,000)	—	—	$(1,531)	—

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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	$15,280	$14,116	$15,599
GenOn Energy, Inc.	(h)	Power	7.9%		6/15/17	4,000	3,945	2,868
GenOn Energy, Inc.	(h)	Power	9.9%		10/15/20	32,698	34,010	22,419
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	795	795	795
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	69,435	69,264	66,831
Global Partners L.P.	(h)(m)(o)	Midstream	7.0%		6/15/23	2,824	2,419	2,744
Great Western Petroleum, LLC	(f)(h)	Upstream	9.0%		9/30/21	23,830	23,692	24,932
Gulfport Energy Corp.	(f)(m)	Upstream	6.0%		10/15/24	10,000	10,000	10,205
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	71,125	67,772	61,760
Laredo Petroleum, Inc.	(f)(m)	Upstream	7.4%		5/1/22	25,384	25,093	26,375
Lonestar Resources America Inc.	(h)	Upstream	8.8%		4/15/19	21,500	21,566	19,780
Martin Midstream Partners L.P.	(f)(h)(m)	Midstream	7.3%		2/15/21	29,660	29,102	29,438
NRG Energy, Inc.	(f)(m)	Power	7.3%		5/15/26	28,000	27,823	27,965
ONEOK, Inc.	(f)(h)(m)	Midstream	7.5%		9/1/23	28,000	26,887	31,910
SandRidge Energy, Inc.	(l)(m)(r)	Upstream	0.0%		10/4/20	10,550	14,060	13,245
Synergy Resources Corp.	(j)(m)	Upstream	9.0%		6/14/21	40,000	40,000	41,700
Talos Production LLC	(h)	Upstream	9.8%		2/15/18	43,250	43,249	24,004
Tenrgys, LLC	(j)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	73,125
Whiting Petroleum Corp.	(h)(m)	Upstream	5.0%		3/15/19	11,685	10,552	11,739
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,934	24,374

Total Subordinated Debt							1,049,097	1,043,167

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2017, the Company had five wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company's annual report on Form 10-K. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2017. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	46,441,062	$343,786
Reinvestment of Distributions	18,821,761	140,580	19,503,968	132,928

Total Gross Proceeds	18,821,761	140,580	65,945,030	476,714
Commissions and Dealer Manager Fees	—	—	—	(30,047)

Net Proceeds to Company	18,821,761	140,580	65,945,030	446,667
Share Repurchase Program	(11,817,591)	(88,730)	(6,701,687)	(45,151)

Net Proceeds from Share Transactions	7,004,170	$51,850	59,243,343	$401,516

Public Offering of Shares

        In November 2016, the Company closed its continuous public offering of common shares to new investors. The Company sold 449,543,498 common shares (as adjusted for share distributions) for gross proceeds of $4,362,119 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan during that period. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of November 13, 2017, the Company had raised total gross proceeds of $4,570,880, including $200 of seed capital contributed by the principals of FS Advisor in December 2010 and $20,004 in proceeds raised from the principals of FS Advisor, other individuals and entities affiliated with FS Advisor, certain members of the Company's board of trustees and certain individuals and entities affiliated with GSO Capital Partners LP, or GSO, the Company's investment sub-adviser, in a private placement conducted in April 2011 (see Note 4).

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

        Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of (i) the number of common shares the Company can repurchase with the proceeds it receives from the issuance of common shares under the Company's distribution reinvestment plan and (ii) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program. As amended, the Company will limit the maximum number of common shares to be repurchased for any repurchase offer to the greater of (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any repurchase offer will not exceed the lesser of (i) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	13,938
June 30, 2016	July 6, 2016	1,788,021	100%	0.43%	$7.200	12,874

Total		6,701,687				$45,151

Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.700	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.750	35,552
June 30, 2017	July 3, 2017	4,990,805	100%	1.12%	$7.200	35,934

Total		11,817,591				$88,730

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

        On October 2, 2017, the Company repurchased 7,682,421 common shares (representing 100% of common shares tendered for repurchase and 1.72% of the shares outstanding as of such date) at $7.15 per share for aggregate consideration totaling $54,929.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company's gross assets (gross assets equals total assets as set forth on the Company's consolidated balance sheets) and an incentive fee based on the Company's performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of the Company's investment operations. Base management fees are paid on a quarterly basis in arrears. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS Advisor may be entitled to under the investment advisory and administrative services agreement.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2017 and 2016:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,031	$20,086	$67,104	$55,725
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	—	—	$10,499	$5,774
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$611	$1,118	$2,218	$2,885
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$950	—	$3,320
FS Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(5)	—	—	$2,858	$—
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	—	$1,704	—	$5,822

(1)
During the nine months ended September 30, 2017, $58,207 in base management fees were paid to FS Advisor and $7,721 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). During the nine months ended September 30, 2016, $53,977 in base management fees were paid to FS Advisor. As of September 30, 2017, $22,031 in base management fees were payable to FS Advisor, and it is intended that $7,095 of such fees will be applied to offset the liability of FS Investments under the expense reimbursement agreement and the balance, $14,936, will be paid to FS Advisor.

(2)
During the nine months ended September 30, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the nine months ended September 30, 2016, $17,822 of subordinated incentive fees on income were paid to FS Advisor. As of September 30, 2017, the Company did not have any subordinated incentive fee on income payable to FS Advisor.

(3)
During the nine months ended September 30, 2017 and 2016, $2,061 and $2,784, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $2,641 and $3,201 in administrative services expenses to FS Advisor during the nine months ended September 30, 2017 and 2016, respectively.

(4)
During the nine months ended September 30, 2016, the Company incurred offering costs of $3,600, of which $3,320 related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

(5)
During the nine months ended September 30, 2017 and 2016, the Company accrued $2,858 and $0, respectively, for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see "—Expense Reimbursement" below). During the nine months ended September 30, 2017 and 2016, $2,858 and $0, respectively, of expense recoupments were paid to FS Advisor. As of September 30, 2017, the Company did not have any expense recoupments payable to FS Advisor.

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

        In April 2011, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 224,444 additional common shares (as adjusted for share distributions) at $8.91 per share (as adjusted for share distributions). The principals have agreed not to tender these common shares for repurchase as long as FS Advisor remains the Company's investment adviser. In connection with the same private placement, certain members of the Company's board of trustees and other individuals and entities affiliated with FS Advisor agreed to purchase 1,459,320 common shares (as adjusted for share distributions), and certain individuals and entities affiliated with GSO agreed to purchase 561,111 common shares (as adjusted for share distributions), in each case at a price of $8.91 per share (as adjusted for share distributions). In connection with the private placement, the Company issued an aggregate of 2,244,875 common shares (as adjusted for share distributions) for aggregate proceeds of $20,004, upon satisfaction of the minimum offering requirement on July 18, 2011. As of November 13, 2017, the Company has issued an aggregate of 6,164,991 common shares (as adjusted for share distributions) for aggregate gross proceeds of $51,381 to members of its board of trustees and individuals and entities affiliated with FS Advisor and GSO, including common shares sold to Messrs. Forman and Adelman in December 2010 and common shares sold in the private placement conducted in April 2011.

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

        During the nine months ended September 30, 2017, the Company accrued $25,315 for expense reimbursements that FS Investments has agreed to pay, including $7,095 in expense reimbursements accrued for the three months ended September 30, 2017. As discussed in the footnotes to the table above, the Company offset $7,721 in management fees payable and $10,499 in subordinated income incentive fees payable by the Company to FS Advisor during the nine months ended September 30, 2017. As of September 30, 2017, the Company had $7,095 of reimbursements due from FS Investments, which the Company expects to offset against management fees payable by the Company to FS Advisor.

        As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the nine months ended September 30, 2017, the Company paid $2,858 in expense recoupments to FS Investments. As of September 30, 2017, $22,457 of reimbursements may become subject to repayment by the Company to FS Investments in the future.

        The following table reflects the expense reimbursement payments due from FS Investments to the Company as of September 30, 2017 that may become subject to repayment by the Company to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment		Annualized "Other Operating Expenses" Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2017	$15,362	(2)	0.40%	9.14%	March 31, 2020
June 30, 2017	—		N/A	N/A	N/A
September 30, 2017	7,095		0.36%	9.91%	September 30, 2020

Total	$22,457

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distribution per share as of such date without compounding), divided by the Company's distribution reinvestment price per share as of such date.

(2)
Amount has been reduced by the $2,858 accrued during the nine months ended September 30, 2017 for expense recoupments payable to FS Investments.

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

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the nine months ended September 30, 2016, FS Benefit Trust purchased $142 of the Company's common shares at a price equal to 90% of the public offering price in effect on the applicable purchase date.

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the nine months ended September 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.17713	$66,720
June 30, 2016	0.17713	70,788
September 30, 2016	0.17713	74,481

Total	$0.53139	$211,989

Fiscal 2017
March 31, 2017	$0.17713	$77,984
June 30, 2017	0.17713	78,374
September 30, 2017	0.17713	78,115

Total	$0.53139	$234,473

        Effective November 30, 2016, and subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company authorizes, declares and pays regular cash distributions on a monthly basis. On September 29, 2017 and October 30, 2017, the Company's board of trustees declared regular monthly cash distributions for October 2017 and November 2017, respectively. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company's board of trustees in the amount of $0.059042 per share. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of the Company's common shares, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

        For the nine months ended September 30, 2017, certain portions of the Company's distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on the Company's investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. The Company's future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company's expenses, 10% of the aggregate amount of distributions paid during the nine months ended September 30, 2017 would have been funded from offering proceeds or borrowings.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	210,425	90%	209,564	99%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	1,591	0%	2,425	1%
Expense reimbursement from sponsor	22,457	10%	—	—

Total	$234,473	100%	$211,989	100%

(1)
During the nine months ended September 30, 2017 and 2016, 82.5% and 81.5%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned and 0.3% and 5.0%, respectively, was attributable to non-cash income earned. In addition, 14.0% and 10.6%, respectively, was attributed to paid-in-kind, or PIK, interest and 3.2% and 2.9%, respectively, was attributed to accretion of discount during the nine months ended September 30, 2017 and 2016.

        The Company's net investment income on a tax basis for the nine months ended September 30, 2017 and 2016 was $232,882 and $198,465, respectively. As of September 30, 2017 and December 31, 2016, the Company had $0 and $242, respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the nine months ended September 30, 2017, certain investments in the portfolio were restructured or experienced defaults due to the continued depressed prices of oil and natural gas, and the Company may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by the Company. As a result, the Company is continuing to evaluate the current distribution rate payable on its common shares and there can be no assurance that the Company will be able to maintain a monthly cash distribution amount of $0.059042 per common share.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
GAAP-basis net investment income	$220,441	$175,147
Reclassification of unamortized original issue discount and prepayment fees	(20,176)	(3,503)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	21,443	11,343
Income subject to tax not recorded for GAAP	11,190	14,118
Other miscellaneous differences	(16)	1,360

Tax-basis net investment income	$232,882	$198,465

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

        As of September 30, 2017 and December 31, 2016, the components of accumulated earnings (deficit) on a tax basis were as follows:

	September 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income, net of distributions received from investments in portfolio companies	$—	$242
Accumulated capital losses(1)	(421,056)	(367,653)
Other temporary differences	(205)	79
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(358,621)	(115,266)

Total	$(779,882)	$(482,598)

(1)
Net capital losses may be carried forward indefinately, and their character is retained as short-term or long-term losses. As of September 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $55,975 and $365,081, respectively.

(2)
As of September 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $101,522 and $224,411, respectively. As of September 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $460,143 and $339,677, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,624,706 and $4,014,678 as of September 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(358,621) and $(115,266) as of September 30, 2017 and December 31, 2016, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of September 30, 2017 and December 31, 2016, the Company had deferred tax liabilities of $0 and $46,278, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and deferred tax assets of $88,136 and $81,116, respectively, resulting from unrealized depreciation on investments, and net operating and capital losses of the Company's wholly-owned taxable subsidiaries. As of September 30, 2017 and December 31, 2016, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of $88,136 and $34,838, respectively. For the three and nine months ended September 30, 2017, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$983,398	$945,577	22%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	933,658	870,619	21%	948,762	873,869	22%
Senior Secured Bonds	562,103	557,794	13%	388,512	397,614	10%
Subordinated Debt	1,357,833	1,344,668	32%	1,049,097	1,043,167	27%
Equity/Other	626,454	523,626	12%	628,814	683,299	18%

Total	$4,463,446	$4,242,284	100%	$3,962,988	$3,910,440	100%

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

        As of September 30, 2017, the Company held investments in one portfolio company of which it is deemed to "control." As of September 30, 2017, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (p) and (aa) to the unaudited consolidated schedule of investments as of September 30, 2017 in this quarterly report on Form 10-Q.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2017, the Company had six senior secured loan investments with aggregate unfunded commitments of $111,825 and five equity/other investments with aggregate unfunded commitments of $16,357. As of September 30, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest, Chisholm Oil and Gas, LLC and Synergy Offshore LLC. As of December 31, 2016, the Company had four senior secured loan investments with aggregate unfunded commitments of $82,404 and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,674,312	63%	$2,270,769	58%
Midstream	445,549	11%	343,713	9%
Downstream	47,978	1%	49,623	1%
Power	313,957	7%	523,153	13%
Service & Equipment	760,488	18%	723,182	19%

Total	$4,242,284	100%	$3,910,440	100%

Note 7. Fair Value of Financial Instruments

        Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

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

        As of September 30, 2017 and December 31, 2016, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$40,342	$46,728
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,201,942	3,863,712

Total	$4,242,284	$3,910,440

        The Company's investments consist primarily of debt investments that are either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company's board of trustees determines that the cost of such investment is the best indication of its fair value. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712
Accretion of discount (amortization of premium)	3,769	5,850	1,034	7,015	—	17,668
Net realized gain (loss)	(4,219)	(42,952)	801	(8,916)	(14,958)	(70,244)
Net change in unrealized appreciation (depreciation)	(2,509)	11,854	(13,411)	(7,235)	(139,572)	(150,873)
Purchases	316,317	417,845	240,254	596,374	25,820	1,596,610
Paid-in-kind interest	9,074	12,282	361	950	3,751	26,418
Sales and repayments	(289,346)	(408,129)	(68,859)	(286,687)	(28,328)	(1,081,349)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$945,577	$870,619	$557,794	$1,344,668	$483,284	$4,201,942

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,208)	$(16,657)	$(8,966)	$(41,985)	$(51,054)	$(120,870)

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498
Accretion of discount (amortization of premium)	3,352	1,528	1,133	4,145	1,356	11,514
Net realized gain (loss)	(18,725)	(72,127)	(10,043)	(95,075)	6	(195,964)
Net change in unrealized appreciation (depreciation)	27,892	180,197	81,938	246,276	50,080	586,383
Purchases	164,903	178,067	44,470	296,960	286,643	971,043
Paid-in-kind interest	11,782	6,526	468	784	4,754	24,314
Sales and repayments	(237,149)	(298,810)	(78,995)	(40,920)	(79,625)	(735,499)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$881,845	$918,783	$362,919	$991,910	$575,832	$3,731,289

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(464)	$107,781	$18,520	$182,255	$68,922	$377,014

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at September 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$458,588	Market Comparables	Market Yield (%)	7.8% - 18.3%	11.2%
			EBITDA Multiples (x)	4.8x - 8.0x	5.8x
			Proved Reserves Multiples (Mmboe)	$6.0 - $6.5	$6.4
			PV-10 Multiples (x)	0.4x - 0.5x	0.5x
	175,000		Cost	100% - 100%	100.0%
	311,989	Market Quotes	Indicative Dealer Quotes	68.0% - 103.0%	97.4%
Senior Secured Loans—Second Lien	557,134	Market Comparables	Market Yield (%)	8.9% - 16.9%	10.2%
			EBITDA Multiples (x)	6.0x - 6.5x	6.3x
	50,000		Cost	100% - 100%	100.0%
	15,617	Other(2)	Other(2)	N/A	N/A
	247,868	Market Quotes	Indicative Dealer Quotes	6.3% - 100.8%	92.2%
Senior Secured Bonds	411,712	Market Comparables	Market Yield (%)	8.3% - 10.3%	9.0%
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV-10 Multiples (x)	0.7x - 0.8x	0.8x
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
	33,173	Other(2)	Other(2)	N/A	N/A
	112,909	Market Quotes	Indicative Dealer Quotes	77.9% - 108.8%	90.7%
Subordinated Debt	172,332	Market Comparables	Market Yield (%)	7.3% - 14.8%	9.0%
			Production Multiples (Mboe/d)	$27,500.0 - $30,000.0	$28,750.0
			PV-10 Multiples (x)	0.9x - 1.0x	1.0x
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
			Discount Rate (%)	22.5% - 27.5%	25.0%
	1,172,336	Market Quotes	Indicative Dealer Quotes	36.3% - 120.1%	99.4%
Equity/Other	442,877	Market Comparables	EBITDA Multiples (x)	4.8x - 16.0x	8.6x
			Production Multiples (Mboe/d)	$42,250.0 - $50,000.0	$44,729.9
			Proved Reserves Multiples (Mmboe)	$4.3 - $11.3	$9.9
			Production Multiples (MMcfe/d)	$5,750 - $6,750.0	$6,250.0
			Proved Reserves Multiples (Bcfe)	$1.7 - $1.9	$1.8
			PV-10 Multiples (x)	0.4x - 3.3x	2.4x
			Capacity Multiple ($/kW)	$2,500.0 - $2,750.0	$2,625.0
			Market Yield (%)	13.8% - 14.3%	14.0%
	35	Discounted Cash Flow	Discount Rate (%)	7.5% - 21.8%	20.6%
	67	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	15,014	Other(2)	Other(2)	N/A	N/A
	25,291	Market Quotes	Indicative Dealer Quotes	$2.6 - $367.5	$70.8

Total	$4,201,942

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

Note 8. Financing Arrangements

        The following tables present a summary of information with respect to the Company's outstanding financing arrangements as of September 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of September 30, 2017 (Unaudited)
Facility(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%(2)	300,000	—	June 27, 2018(3)
Deutsche Bank Credit Facility	Revolving	L+2.05%	340,000	—	June 11, 2018
Fortress Facility	Term	L+5.00%(4)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019

Total			$1,220,000	$100,000

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

(1)
The carrying amounts outstanding under the facilities approximate their fair value.

(2)
Beginning on January 2, 2017, borrowings under the BNP facility began to accrue interest at a rate equal to LIBOR plus 1.35%.

(3)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(4)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

	As of December 31, 2016
Facility(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%(2)	113,737	186,263	September 27, 2017(3)
Deutsche Bank Credit Facility	Revolving	L+2.05%(4)	200,000	115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(5)	155,000	—	November 6, 2020
Goldman Repurchase Financing	Repurchase	L+3.38%(6)	325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	50,328	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	29,600	30,400	September 9, 2018

Total			$873,665	$431,663

(1)
The carrying amounts outstanding under the facilities approximate their fair value.

(2)
Beginning on January 2, 2017, borrowings under the BNP facility will accrue interest at a rate equal to LIBOR plus 1.35%.

(3)
As described below, the BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2016, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the BNP facility.

(4)
Prior to June 11, 2016, borrowings under the Deutsche Bank credit facility accrued interest at a rate equal to LIBOR plus 1.80% per annum. Beginning on June 11, 2016, borrowings under the Deutsche Bank credit facility accrue interest at a rate equal to LIBOR plus 2.05% per annum.

(5)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

(6)
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three and nine months ended September 30, 2017 and 2016, the components of total interest expense for the Company's financing arrangements were as follows:

	Three Months Ended September 30,
	2017			2016
Facility(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Barclays Credit Facility	$96	$15	$111	$97	$8	$105
BNP Facility	1,825	—	1,825	810	—	810
Deutsche Bank Credit Facility	2,285	298	2,583	1,609	276	1,885
Fortress Facility	2,401	68	2,469	1,495	68	1,563
Goldman Facility	5,425	148	5,573	—	—	—
Goldman Repurchase Financing	—	—	—	2,879	33	2,912
Natixis Credit Facility	64	—	64	460	262	722
Wells Fargo Credit Facility	62	961	1,023	791	133	924

Total	$12,158	$1,490	$13,648	$8,141	$780	$8,921

(1)
Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense may include non-usage fees.

	Nine Months Ended September 30,
	2017			2016
Facility(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Barclays Credit Facility	$301	$43	$344	$142	$10	$152
BNP Facility	4,537	—	4,537	2,326	—	2,326
Deutsche Bank Credit Facility	6,163	856	7,019	4,871	869	5,740
Fortress Facility	6,946	203	7,149	4,480	202	4,682
Goldman Facility	8,762	265	9,027	—	—	—
Goldman Repurchase Financing	4,305	91	4,396	8,384	97	8,481
Natixis Credit Facility	750	342	1,092	1,783	781	2,564
Wells Fargo Credit Facility	530	1,360	1,890	2,859	396	3,255

Total	$32,294	$3,160	$35,454	$24,845	$2,355	$27,200

(1)
Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense may include non-usage fees.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the nine months ended September 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company's financing arrangements were as follows:

	Nine Months Ended September 30,
	2017				2016
Facility	Cash Paid for Interest Expense	Average Borrowings(7)	Effective Interest Rate	Weighted Average Interest Rate(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(1)
Barclays Credit Facility(2)	$301	$549	—	4.56%	$—	$—	—	—
BNP Facility(3)(4)	4,777	200,403	2.68%	2.99%	2,341	113,737	1.95%	2.69%
Deutsche Bank Credit Facility(3)(5)	5,837	230,037	3.38%	3.53%	4,941	222,190	2.71%	2.88%
Fortress Facility(3)(5)	6,654	155,000	6.06%	5.91%	3,580	89,600	5.75%	6.57%
Goldman Facility(5)	7,824	235,623	4.97%	4.90%	—	—	—	—
Goldman Repurchase Financing(6)	4,954	128,571	—	4.42%	8,316	324,985	4.03%	3.39%
Natixis Credit Facility(6)	943	28,470	—	3.47%	1,881	78,700	3.32%	2.98%
Wells Fargo Credit Facility(6)	609	18,878	—	3.70%	3,008	107,330	3.47%	3.50%

	$31,899	$997,531	4.10%	4.27%	$24,067	$936,542	3.53%	3.49%

(1)
If applicable, the weighted average interest rate presented for periods of less than one year is annualized, unless otherwise noted below.

(2)
The weighted average interest rate includes the effect of non-usage fees and is representative of a two day period for which borrowings were outstanding during the nine months ended September 30, 2017. Interest is paid quarterly in arrears and commenced on February 6, 2017.

(3)
Effective interest rate and weighted average interest rate may include non-usage fees.

(4)
Interest is paid monthly in arrears.

(5)
Interest is paid quarterly in arrears.

(6)
Interest was paid quarterly in arrears.

(7)
The average borrowings calculated for the period in which amounts were outstanding during the nine months ended September 30, 2017 were $75,000, $389,849, $325,000, $36,489 and $24,897 under the the Barclays credit facility, Goldman facility, Goldman repurchase financing, Natixis credit facility and Wells Fargo credit facility, respectively.

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

        The Company incurred costs in connection with obtaining the Barclays credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Barclays credit facility. As of September 30, 2017, $211 of such deferred financing costs had yet to be amortized to interest expense.

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

        Under the terms of the BNP financing agreements, BNP has the ability to borrow a portion of the pledged collateral, or, collectively, the rehypothecated securities, subject to certain limits. Berwyn Funding may designate any security within the pledged collateral as ineligible to be a rehypothecated security, provided there remain securities eligible to be rehypothecated within the segregated custody account in an amount equal to the outstanding borrowings owed by Berwyn Funding to BNP. Berwyn Funding may recall any rehypothecated security at any time and BNP must return such security or an equivalent security within a commercially reasonable period. In the event BNP does not return the security, Berwyn Funding will have the right to, among other things, apply and set off an amount equal to 100% of the then-current fair market value of such rehypothecated securities against any outstanding borrowings owed to BNP under the facility. Rehypothecated securities are marked-to-market daily and if the value of all rehypothecated securities exceeds 100% of the outstanding borrowings owed by Berwyn Funding under the facility, BNP may either reduce the amount of rehypothecated securities to eliminate such excess or deposit into the segregated custody account an amount of cash equal to such excess. Berwyn Funding will continue to receive interest and the scheduled repayment of principal balances on rehypothecated securities. For the nine months ended September 30, 2017 and 2016, Berwyn Funding received a fee of $4 and $0, respectively, from BNP for securities that had been rehypothecated pursuant to the BNP financing agreements. As of September 30, 2017 and December 31, 2016, the fair value of those securities rehypothecated by BNP was $241,320 and $106,488, respectively.

        The Company incurred costs in connection with obtaining and amending the BNP facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the 270 day period following the closing date of the BNP facility or the amendment thereto, as applicable. As of September 30, 2017, all of such deferred financing costs had been amortized to interest expense.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto. The Deutsche Bank credit facility subsequently was amended multiple times, most recently, to set the maximum commitments under the facility at $340,000 and extend the maturity date to June 11, 2018. On September 29, 2017, FSEP Funding borrowed an additional $50,000 commitment under the Deutsche Bank credit facility to increase the amount outstanding to $340,000, the facility's maximum commitment.

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

        The Company incurred costs in connection with obtaining and amending the Deutsche Bank credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of September 30, 2017, $821 of such deferred financing costs had yet to be amortized to interest expense.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        The Company incurred costs in connection with obtaining and amending the Fortress facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Fortress facility. As of September 30, 2017, $842 of such deferred financing costs had yet to be amortized to interest expense.

Goldman Repurchase Financing

        On September 11, 2014, through its two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding LLC, or Gladwyne Funding, and Strafford Funding LLC, or Strafford Funding, the Company entered into a debt financing arrangement with Goldman, which was subsequently twice amended, or the Goldman repurchase financing. Prior to its termination on April 19, 2017, the amount borrowed under the Goldman repurchase financing was $325,000. On April 19, 2017, in connection with the closing of the Goldman repurchase financing, (i) all of the Floating Rate Notes, or Notes, issued by Gladwyne Funding to Strafford Funding were canceled and the indenture under which the Notes were issued was discharged, (ii) the master repurchase agreement between Strafford Funding and Goldman and each transaction thereunder was terminated and (iii) accordingly, the Goldman repurchase financing was prepaid in full and terminated.

        As of September 30, 2017 and December 31, 2016, Notes in an aggregate principal amount of $0 and $577,750, respectively had been purchased by Strafford Funding from Gladwyne Funding and subsequently sold to Goldman under the Goldman repurchase financing for aggregate proceeds of $0 and $325,000, respectively. The carrying amount outstanding under the Goldman repurchase financing approximated its fair value. The Company funded each purchase of Notes by Strafford Funding through a capital contribution to Strafford Funding. As of September 30, 2017 and December 31, 2016, Strafford Funding's liability under the Goldman repurchase financing was $0 and $325,000, respectively, plus $0 and $649, respectively, of accrued interest expense. The Notes issued by Gladwyne Funding and purchased by Strafford Funding eliminate in consolidation on the Company's financial statements.

        The Company incurred costs in connection with obtaining and amending the Goldman repurchase financing, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Goldman repurchase financing. As of September 30, 2017, all of such deferred financing costs had been amortized to interest expense.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        As of September 30, 2017, borrowings under the Goldman term facility accrue interest at a rate equal to three-month LIBOR plus 3.72% per annum. Interest is payable in arrears beginning on June 15, 2017 and each quarter thereafter. The Goldman term facility will mature, and all outstanding principal and accrued and unpaid interest thereunder, will be due and payable, on September 15, 2019.

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

        The Company incurred costs in connection with obtaining the Goldman term facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman term facility. As of September 30, 2017, $1,146 of such deferred financing costs had yet to be amortized to interest expense.

Natixis Credit Facility

        On August 2, 2017, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Natixis credit facility, which Energy Funding originally entered into on July 11, 2015 with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. Prior to the termination of the Natixis credit facility, borrowings under the Natixis credit facility accrued interest at a rate equal to the applicable commercial paper rate plus 2.25% per annum.

        The Company incurred costs in connection with obtaining the Natixis credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Natixis credit facility. As of September 30, 2017, all of such deferred financing costs had been amortized to interest expense.

Wells Fargo Credit Facility

        On July 27, 2017 and July 28, 2017, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, repaid and terminated, respectively, the revolving credit facility, or the Wells Fargo credit facility, which Wayne Funding originally entered into on September 9, 2014 with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility provided for borrowings in an aggregate principal amount up to $60,000 on a committed basis. Prior to the termination of the Wells Fargo credit facility, borrowings accrued interest at a rate equal to

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

three-month LIBOR plus a spread ranging between 2.50% and 2.75% per annum, depending on the composition of the portfolio of assets for the relevant period.

        The Company incurred costs in connection with obtaining the Wells Fargo credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Wells Fargo credit facility. As of September 30, 2017, all of such deferred financing costs had been amortized to interest expense.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$7.61	$6.50
Results of operations(2)
Net investment income (loss)	0.50	0.57
Net realized and unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	(0.54)	1.25

Net increase (decrease) in net assets resulting from operations	(0.04)	1.82

Shareholder distributions(3)
Distributions from net investment income	(0.53)	(0.67)
Distributions representing tax return of capital	—	(0.04)

Net decrease in net assets resulting from shareholder distributions	(0.53)	(0.71)

Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$7.04	$7.61

Shares outstanding, end of period	447,166,265	440,162,095

Total return(6)	(0.58)%	29.53%

Total return (without assuming reinvestment of distributions)(6)	(0.53)%	28.00%

Ratio/Supplemental Data:
Net assets, end of period	$3,147,906	$3,348,894
Ratio of net investment income to average net assets(7)	8.81%	8.19%
Ratio of total operating expenses to average net assets(7)	4.84%	4.88%
Ratio of net expenses to average net assets(6)	4.15%	4.88%
Portfolio turnover(8)	25.75%	35.85%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,220,000	$873,665
Asset coverage per unit(9)	3.58	4.83

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

  value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during the nine months ended September 30, 2017.

(5)
The per share impact of the Company's repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each period.

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company's distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns (with and without assuming reinvestment of distributions) do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company's common shares. The total returns (with and without assuming reinvestment of distributions) include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns (with and without assuming reinvestment of distributions) in the table should not be considered representations of the Company's future total returns (with and without assuming reinvestment of distributions), which may be greater or less than the returns shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company's investment portfolio during the applicable period and do not represent actual returns to shareholders.

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2017 are annualized with the exception of certain expenses that may be non-recurring, such as subordinated income incentive fees. Annualized ratios for the nine months ended September 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	0.32%	0.20%
Ratio of interest expense to average net assets	1.44%	1.31%
Ratio of offering costs to average net assets	—	0.17%
(8)
Portfolio turnover for the nine months ended September 30, 2017 is not annualized.

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

        Direct Originations:    We intend to leverage our relationships and our relationship with GSO and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

        For information regarding our expense reimbursement arrangement with FS Investments, see Note 4 to our unaudited consolidated financial statements included herein.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2017 and for the Year Ended December 31, 2016

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2017:

Net Investment Activity	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Purchases	$355,933	$1,607,965
Sales and Repayments	(310,268)	(1,081,349)

Net Portfolio Activity	$45,665	$526,616

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$178,894	50%	$316,317	20%
Senior Secured Loans—Second Lien	164,291	46%	417,845	26%
Senior Secured Bonds	—	—	240,254	15%
Subordinated Debt	8,985	3%	596,374	37%
Equity/Other	3,763	1%	37,175	2%

Total	$355,933	100%	$1,607,965	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$983,398	$945,577	22%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	933,658	870,619	21%	948,762	873,869	22%
Senior Secured Bonds	562,103	557,794	13%	388,512	397,614	10%
Subordinated Debt	1,357,833	1,344,668	32%	1,049,097	1,043,167	27%
Equity/Other	626,454	523,626	12%	628,814	683,299	18%

Total	$4,463,446	$4,242,284	100%	$3,962,988	$3,910,440	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Number of Portfolio Companies	79	84
% Variable Rate (based on fair value)	40.6%	43.6%
% Fixed Rate (based on fair value)	47.1%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	0.6%	3.5%
% Non-Income Producing Equity/Other Investments (based on fair value)	11.7%	14.0%
Average Annual EBITDA of Portfolio Companies	$194,115	$304,299
Weighted Average Purchase Price of Debt Investments (as a % of par value)	96.9%	97.2%
% of Investments on Non-Accrual (based on fair value)	1.7%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.7%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.2%

        Based on our regular monthly cash distribution rate of $0.059042 per share as of September 30, 2017 and December 31, 2016, and the price at which we issued shares pursuant to our distribution reinvestment plan of $7.15 and $7.70, respectively, per share, the annualized distribution rate to shareholders as of September 30, 2017 and December 31, 2016 was 9.91% and 9.20%, respectively. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital. For the nine months ended September 30, 2017 and year ended December 31, 2016, our total return was (0.58)% and 29.53%, respectively, and our total return without assuming reinvestment of distributions was (0.53)% and 28.00%, respectively.

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

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2017:

New Direct Originations	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Total Commitments (including unfunded commitments)	$350,000	$902,558
Exited Investments (including partial paydowns)	(273)	(486,062)

Net Direct Originations	$349,727	$416,496

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$175,000	50%	$225,388	25%
Senior Secured Loans—Second Lien	175,000	50%	371,000	41%
Senior Secured Bonds	—	—	122,812	14%
Subordinated Debt	—	—	165,000	18%
Equity/Other	—	—	18,358	2%

Total	$350,000	100%	$902,558	100%

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Average New Direct Origination Commitment Amount	$116,667	$60,171
Weighted Average Maturity for New Direct Originations	1/28/22	10/2/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	8.4%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.5%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.8%	11.1%

        The following table presents certain selected information regarding our direct originations as of September 30, 2017 and December 31, 2016:

Characteristics of All Direct Originations held in Portfolio	September 30, 2017	December 31, 2016
Number of Portfolio Companies	35	28
Average Annual EBITDA of Portfolio Companies	$90,714	$71,509
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.5x	4.8x
% of Investments on Non-Accrual (based on fair value)	2.0%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.4%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.7%	11.4%

Portfolio Composition by Strategy

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,407,468	57%	$2,208,234	57%
Opportunistic	1,149,866	27%	867,477	22%
Broadly Syndicated/Other	684,950	16%	834,729	21%

Total	$4,242,284	100%	$3,910,440	100%

        See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding our investment portfolio.

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$129,994	3%	$115,927	3%
2	3,195,806	75%	2,719,833	70%
3	697,223	17%	899,835	23%
4	57,782	1%	85,427	2%
5	161,479	4%	89,418	2%

Total	$4,242,284	100%	$3,910,440	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues

        Our investment income for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$84,676	84%	$76,355	85%
Paid-in-kind interest income	9,339	9%	10,403	12%
Fee income	7,056	7%	2,624	3%

Total investment income(1)	$101,071	100%	$89,382	100%

(1)
Such revenues represent $86,460 and $75,249 of cash income earned as well as $14,611 and $14,133 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the three months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

        Our operating expenses for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017	2016
Management fees	$22,031	$20,086
Administrative services expenses	611	1,118
Share transfer agent fees	658	750
Accounting and administrative fees	384	384
Interest expense	13,648	8,921
Trustees' fees	244	245
Offering costs	—	755
Expenses associated with our independent audit and related fees	132	114
Legal fees	74	132
Printing fees	305	727
Insurance expense	48	56
Other	4	363

Total operating expenses	38,139	33,651
Less: Expense reimbursement from sponsor	(7,095)	—

Net operating expenses	$31,044	$33,651

        During the three months ended September 30, 2017 and 2016, our ratio of total operating expenses to average net assets was 1.21% and 1.10%, respectively. During the three months ended September 30, 2017 and 2016, the ratio of our net expenses to our average net assets, which includes $7,095 and $0, respectively, of expense reimbursements from FS Investments was 0.98% and 1.10%, respectively. During the three months ended September 30, 2017 and 2016, our ratio of total operating expenses to average net assets included $13,648 and $8,921, respectively, related to interest expense and $0 and $755, respectively, related to amortization of deferred offering costs. Without such expenses, our ratio of total operating expenses to average net assets would have been 0.78% and 0.78% for the three months ended September 30, 2017 and 2016, respectively. Interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the three months ended September 30, 2017 and 2016, we accrued $7,095 and $0, respectively, for expense reimbursements that FS Investments has agreed to pay. It is intended that these reimbursements will be funded through the offset of management fees payable by us to FS Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the three months ended September 30, 2017 and 2016, we did not accrue any expense recoupments payable to FS Advisor or its affiliates. See "—Overview—Expense Reimbursement" for a discussion of the expense reimbursement agreement.

Net Investment Income

        Our net investment income totaled $70,027 ($0.16 per share) and $55,731 ($0.13 per share) for the three months ended September 30, 2017 and 2016, respectively. The increase in net investment income on a per share basis can be attributed primarily to an increase in fee income and the reimbursement of expenses provided to us by FS Investments through the offset of certain advisory fees payable to FS Advisor.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $306,350 and $3,918, respectively, during the three months ended September 30, 2017, from which we realized a net gain of $6,211. We sold investments and received principal repayments of $10,159 and $250,161, respectively, during the three months ended September 30, 2016, from which we realized a net loss of $119,886.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the three months ended September 30, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(7,263) and $210,483, respectively, and the net change in unrealized gain (loss) on foreign currency was $(1) and $(2), respectively. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2017 was primarily driven by the performance of our directly originated investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our anchor order and broadly syndicated investments.

Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended September 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $68,974 ($0.16 per share) and $146,326 ($0.35 per share), respectively.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues

        Our investment income for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$255,464	80%	$238,697	87%
Paid-in-kind interest income	26,418	8%	24,314	9%
Fee income	38,075	12%	12,607	4%

Total investment income(1)	$319,957	100%	$275,618	100%

(1)
Such revenues represent $279,323 and $242,463 of cash income earned as well as $40,634 and $33,155 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the nine months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

        Our operating expenses for the nine months ended September 30, 2017 and 2016, were as follows:

	Nine Months Ended September 30,
	2017	2016
Management fees	$67,104	$55,725
Subordinated income incentive fees	10,499	5,774
Administrative services expenses	2,218	2,885
Share transfer agent fees	2,066	2,134
Accounting and administrative fees	1,216	994
Interest expense	35,454	27,200
Trustees' fees	744	757
Offering costs	—	1,378
Expenses associated with our independent audit and related fees	393	360
Legal fees	202	516
Printing fees	1,212	1,527
Insurance expense	139	174
Other	726	1,047

Total operating expenses	121,973	100,471
Less: Expense reimbursement from sponsor	(25,315)	—
Add: Expense recoupment to sponsor	2,858	—

Net operating expenses	$99,516	$100,471

        During the nine months ended September 30, 2017 and 2016, our ratio of total operating expenses to average net assets was 3.71% and 3.74%, respectively. During the nine months ended September 30, 2017 and 2016, the ratio of our net expenses to our average net assets, which includes $2,858 and $0, respectively, of expense recoupments payable to FS Investments and $25,315 and $0, respectively, of expense reimbursements from FS Investments, was 3.02% and 3.74%, respectively. During the nine months ended September 30, 2017 and 2016, our ratio of total operating expenses to average net assets included $35,454 and $27,200, respectively, related to interest expense, $10,499 and $5,774, respectively, related to accruals for incentive fees and $0 and $1,378, respectively, related to amortization of deferred offering costs. Without such expenses, our ratio of total operating expenses to average net assets would have been 2.31% and 2.46% for the nine months ended September 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the nine months ended September 30, 2017 and 2016, we accrued $25,315 and $0, respectively, for expense reimbursements that FS Investments has agreed to pay. During the nine months ended September 30, 2017 and 2016, we offset $7,721 and $0, respectively, in management fees payable and $10,499 and $0, respectively, in subordinated income incentive fees payable by us to FS Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the nine months ended September 30, 2017 and 2016, we paid $2,858 and $0, respectively, in expense recoupments to FS Investments or its affiliates. See "—Overview—Expense Reimbursement" for a discussion of the expense reimbursement agreement.

Net Investment Income

        Our net investment income totaled $220,441 ($0.50 per share) and $175,147 ($0.44 per share) for the nine months ended September 30, 2017 and 2016, respectively. The increase in net investment income on a per share basis can be attributed primarily to an increase in fee income and the reimbursement of expenses provided to us by FS Investments through the offset of certain advisory fees payable to FS Advisor.

Net Realized Gains or Losses

        We sold investments and received principal repayments of $531,736 and $549,613, respectively, during the nine months ended September 30, 2017, from which we realized a net loss of $70,244. We sold investments and received principal repayments of $361,229 and $374,270, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of $195,964. We realized a net gain of $1 from settlements on foreign currency during the nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        For the nine months ended September 30, 2017 and 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(168,614) and $585,216, respectively, and the net change in unrealized gain (loss) on foreign currency was $51 and $12, respectively. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2017 was primarily driven by the performance of our directly originated investments. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2016 was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our directly originated and anchor order investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the nine months ended September 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $(18,365) ($(0.04) per share) and $564,411 ($1.41 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of September 30, 2017, we had $97,565 in cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $100,000 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of September 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2017, we had six senior secured loan investments with aggregate unfunded commitments of $111,825 and five equity/other investments with aggregate unfunded commitments of $16,357. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

Public Offering of Shares, Private Placement, Distribution Reinvestment Plan and Share Repurchase Program

        In November 2016, we closed our continuous public offering of common shares to new investors. Following the closing of our continuous public offering, we continue to issue shares pursuant to our distribution reinvestment plan.

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

        For additional information regarding our continuous public offering, private placement, distribution reinvestment plan and share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2017:

Facility(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%(2)	300,000	—	June 27, 2018(3)
Deutsche Bank Credit Facility	Revolving	L+2.05%	340,000	—	June 11, 2018
Fortress Facility	Term	L+5.00%(4)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019

Total			$1,220,000	$100,000

(1)
The carrying amounts outstanding under the facilities approximates their fair value.

(2)
Beginning on January 2, 2017, borrowings under the BNP facility began to accrue interest at a rate equal to LIBOR plus 1.35%.

(3)
The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the nine months ended September 30, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.17713	$66,720
June 30, 2016	0.17713	70,788
September 30, 2016	0.17713	74,481

Total	$0.53139	$211,989

Fiscal 2017
March 31, 2017	$0.17713	$77,984
June 30, 2017	0.17713	78,374
September 30, 2017	0.17713	78,115

Total	$0.53139	$234,473

        See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2017 and 2016, the components of accumulated earnings on a tax basis and deferred taxes as of September 30, 2017 and December 31, 2016.

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

        See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, we did not incur any interest or penalties.

        See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FS Advisor, and to the extent it provides such services, GSO, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2017 and 2016.

        A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the BNP facility, the Deutsche Bank credit facility, the Fortress facility and the Goldman facility at September 30, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(1)	$300,000	$300,000	$—	$—	—
Deutsche Bank Credit Facility(2)	340,000	340,000	—	—	—
Fortress Facility(3)	155,000	—	—	155,000	—
Goldman Facility(4)	425,000	—	425,000	—	—

Total	$1,220,000	$640,000	$425,000	$155,000	—

(1)
At September 30, 2017, no amounts remained unused under the BNP facility. The BNP facility generally is terminable upon 270 days' notice by either party. As of September 30, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(2)
At September 30, 2017, no amounts remained unused under the Deutsche Bank credit facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2018.

(3)
At September 30, 2017, no amounts remained unused under the Fortress facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 6, 2020.

(4)
At September 30, 2017, no amounts remained unused under the Goldman facility. All amounts borrowed under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 15, 2019.

        As of September 30, 2017, no amounts were outstanding under the Barclays credit facility. All borrowed amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 18, 2021.

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

Recent Developments

        During the period from October 1, 2017 to November 13, 2017, we issued 2,152,696 common shares under our distribution reinvestment plan for gross proceeds of $15,341 at an average price per share of $7.13.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 40.6% of our portfolio investments (based on fair value) paid variable interest rates, 47.1% paid fixed interest rates, 0.6% were income producing equity/other investments and the remainder (11.7%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of the Barclays credit facility, BNP facility, Deutsche Bank credit facility, Fortress facility and Goldman facility, Bryn Mawr Funding, Berwyn Funding, FSEP Funding, Foxfields Funding and Gladwyne Funding, respectively, borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(4,639)	$(12,200)	$7,561	2.2%
No change	—	—	—	—
Up 100 basis points	$16,504	$12,200	$4,304	1.3%
Up 300 basis points	$51,667	$36,599	$15,068	4.5%
Up 500 basis points	$86,942	$60,999	$25,943	7.7%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2017 and 2016, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended September 30, 2017 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	4,990,805	$7.20	4,990,805	(1)
August 1 to August 31, 2017	—	—	—	—
September 1 to September 30, 2017	—	—	—	—

Total	4,990,805	$7.20	4,990,805	(1)

(1)
The maximum number of common shares available for repurchase on July 3, 2017 was 10,224,187. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

Item 3.    Defaults upon Senior Securities.

        Not applicable.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

3.1
Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.2
Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 1, 2017.)
4.1
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
10.57
Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 10, 2016.)
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2017.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)