Form 10-K
period 2017-12-31
FS Energy & Power Fund
filed 2018-03-07
CIK 1501729

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging Growth company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

         There is no established market for the Registrant's common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. The last offering price at which the registrant issued shares in its public offering was $8.35 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $6.70 per share.

         There were 440,155,335 shares of the Registrant's common shares of beneficial interest outstanding as of March 7, 2018.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement relating to the Registrant's 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant's fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017

i

PART I

        Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.    Business.

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, we had total assets of approximately $4.3 billion.

        We are managed by FS Investment Advisor, LLC, or FS Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FS Advisor engaged GSO Capital Partners LP, or GSO, to act as our investment sub-adviser. GSO currently assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO, a registered investment adviser under the Advisers Act, oversaw approximately $138.1 billion in assets under management as of December 31, 2017. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services.

        As we previously announced on December 11, 2017, GSO intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement, dated April 28, 2011, or the investment sub-advisory agreement, that FS Advisor has entered into with GSO, effective April 9, 2018 (the date of such termination, the GSO end date). In connection with GSO's resignation as our investment sub-adviser, FS Advisor and its affiliates and EIG Asset Management, LLC and its affiliates, or EIG, desire to enter into a relationship whereby FS Advisor and EIG will jointly provide management, investment advisory and administrative services to us through FS/EIG Advisor, LLC, or FS/EIG Advisor, a newly-formed investment adviser jointly operated by FS Advisor and EIG. See "—The Transition of Investment Advisory Services" for information regarding our potential investment advisory relationship with FS/EIG Advisor.

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

        Our portfolio is comprised primarily of income-oriented securities, which refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. In addition to investments purchased from dealers or other investors in the secondary market, we expect to invest in primary market transactions and directly originated investments as this will provide us with the ability to tailor investments to best match a project's or company's needs with our investment objectives. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of minority interests in the form of common or preferred equity or other equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, as well as derivatives, including total return swaps and credit default swaps. FS Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or other more opportunistic investments. We expect that the size of our individual investments will generally range between $10 million and $250 million each, although investments may vary proportionately as the size of our capital base changes and will ultimately be at the discretion of FS Advisor, subject to oversight by our board of trustees.

        To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, or the FSIC Franchise, and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively, our co-investment affiliates. However, in connection with the potential transition of advisory services from a sub-advisory relationship with GSO to a joint advisory relationship with EIG, and in an effort to mitigate potential future conflicts of interest, our board of trustees has authorized and directed that we exercise our rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the FSIC Franchise unless sourced by GSO, EIG or the FS/EIG Advisor. We may still rely on the Order to participate in certain transactions with our co-investment affiliates with respect to co-investments previously made under the Order. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See "—The Transition of Investment Advisory Services" for information regarding the exemptive relief EIG is seeking with respect to our potential investment advisory relationship with FS/EIG Advisor.

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

        For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions."

About FS Advisor

        FS Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, a national sponsor of alternative investments designed for the individual investor. FS Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open and closed-end management investment companies and a real estate investment trust sponsored by FS Investments and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles sponsored by FS Investments.

        In addition to managing our investments, the managers, officers and other personnel of FS Advisor also currently manage the following entities, or together with us, the Fund Complex, through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,104,275
FS Investment Corporation II(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$5,218,803
FS Investment Corporation III(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,944,960
FS Investment Corporation IV(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$359,158
FS Global Credit Opportunities Fund(4)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$2,328,169
FS Energy Total Return Fund(3)	Closed-end management investment company	Primarily invests in the equity and debt securities of natural resource companies.	$32,312
FS Multi-Strategy Alternatives Fund	Open-end management investment company	Primarily invests in a broad spectrum of alternative investment strategies with low correlation to equity and fixed income markets.	$58,326
FS Credit Real Estate Income Trust, Inc.(2)	REIT	Primarily invests in senior loans secured by commercial real estate in the United States.	$41,281
FS Credit Income Fund(3)	Closed-end management investment company	Primarily invests in debt obligations and, to a lesser extent equity obligations.	$20,000

(1)
As of December 31, 2017, except as otherwise noted below.

(2)
As of September 30, 2017.

(3)
As of October 31, 2017.

(4)
Five funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV and FS Global Credit Opportunities Fund—T2, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors.

        Our chairman, president and chief executive officer, Michael C. Forman, has led FS Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FS Advisor, Mr. Forman currently serves as chairman, president and/or chief executive officer of each of the other funds in the Fund Complex and each of their respective investment advisers.

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

        All investment decisions currently require the unanimous approval of FS Advisor's investment committee, which is currently comprised of Michael Kelly, Brian Gerson and Sean Coleman. Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance and annually reviews the investment advisory and administrative services agreement and the investment sub-advisory agreement to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About FS Investments

        FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor education and transparency.

        FS Investments is headquartered in Philadelphia with offices in Orlando, FL, New York, NY and Washington, D.C. The firm had more than $20 billion in assets under management as of December 31, 2017.

About GSO

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor engaged GSO to act as our investment sub-adviser. GSO currently assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor, according to guidelines set by FS Advisor. GSO also currently serves as the investment sub-adviser to FS Global Credit Opportunities Fund. In addition, GSO's wholly-owned subsidiary, GSO/Blackstone Debt Funds Management LLC, or GDFM, currently serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III and FS Investment Corporation IV. GSO is a Delaware limited partnership with principal offices located at 345 Park Avenue, New York, New York 10154.

        GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2017, GSO and its affiliates, excluding Blackstone, managed approximately $138.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. GSO has extensive experience investing in Energy companies. From 2005 through 2017, funds managed by GSO have invested over $24.3 billion in Energy companies. As investment sub-adviser, GSO utilizes its experience in Energy investing and currently makes recommendations to FS Advisor in a manner that is consistent with its existing investment and monitoring processes.

        Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $434.1 billion as of December 31, 2017. Blackstone's alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange LLC under the ticker symbol "BX." Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone's periodic filings with the SEC, which can be obtained from Blackstone's website at http://ir.blackstone.com or the SEC's website at www.sec.gov. Information contained on Blackstone's website and in Blackstone's filings with the SEC are not incorporated by reference into this annual report on Form 10-K and shareholders should not consider that information to be part of this annual report on Form 10-K.

Market Opportunity

        Oil prices reached a two-and-a-half-year high in December 2017, benefiting from increased geopolitical tensions, an extension of OPEC's November 2016 output cuts and the temporary closure of a key pipeline in the North Sea. With rising global demand and declining oil inventories as a backdrop, energy credit benchmarks rose throughout the fourth quarter and full-year 2017. The "spread to worst" on the ICE BofAML High Yield Energy Index, or the Energy Index, which measures the difference from the Energy Index's worst performing security to Treasuries, tightened from a high of approximately 554 basis points in June 2017 to 424 basis points as of December 31, 2017. Similarly, the yield on the Energy Index declined from a 2017 high of 7.34% in June-and a recent cyclical high of nearly 21% in February 2016-to just 6.4% at the close of 2017.

        Through the first half of 2017, West Texas Intermediate (WTI) crude prices remained largely range-bound between $45 and $55 and fell as low as approximately $42 in June 2017. Oil prices rose steeply in the second half of the year as global supplies fell despite higher U.S. output, ending the year at $60.42 per barrel. While oil price volatility may continue to impact the sector in the short term, the long term fundamentals remain supportive of select energy-related investments as rising global energy demand will likely continue to drive the increased capital needs of private energy and power companies.

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

        In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expanded our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy. See "—The Transition of Investment Advisory Services" for information regarding the exemptive relief EIG is seeking with respect to our potential investment advisory relationship with FS/EIG Advisor.

Potential Competitive Strengths

        We believe that we offer investors the following potential competitive strengths:

  Global Platform with Seasoned Investment Professionals.

        We believe that the breadth and depth of the experience of FS Advisor's senior management team, and currently, with the resources of GSO's investment team, which together are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provides us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities.

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

  GSO Transaction Sourcing Capability.

        FS Advisor currently seeks to leverage GSO's access to transaction flow. GSO seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms), through its trading platform, relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints as discussed under "—Regulation" and the allocation policies of GSO and its affiliates, as applicable, also through GSO's direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GSO's origination channel, FS Advisor currently seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to directly originated transactions with attractive investment characteristics. GSO also has a trading platform, which, we believe, currently allows us access to the secondary market for investment opportunities.

  Disciplined, Income-Oriented Investment Philosophy.

        FS Advisor employs a conservative investment approach focused on current income and long-term investment performance. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

  Investment Expertise Across All Levels of the Corporate Capital Structure.

        FS Advisor and GSO believe that their broad expertise and experience investing at all levels of a company's capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. In addition, we seek to leverage this broad-ranging capability to enable us to provide Energy companies with financing that most closely aligns with their particular capital needs. We believe that such flexibility is valuable to Energy companies and provides us with a competitive advantage over other capital providers that are more limited in the securities in which they invest. See "—The Transition of Investment Advisory Services" for information regarding GSO's resignation as our investment sub-adviser and our potential investment advisory relationship with FS/EIG Advisor.

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

        From time to time, FS Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FS Advisor believes will aid it in achieving our investment objectives. FS Advisor engaged GSO to act as our investment sub-adviser. GSO currently assists FS Advisor in identifying investment opportunities and makes investment recommendations for consideration and approval by FS Advisor according to guidelines set by FS Advisor. FS Advisor oversees GSO and our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

  Senior Debt

        Senior debt is situated at the top of the capital structure. Because this debt has priority in payment, it carries the lowest risk among all investments in a company. Generally, senior debt in which we may invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior debt is comprised of first lien and second lien debt positions. Second lien debt is granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid and the value of the collateral may not be sufficient to repay in full both first lien secured debt and second lien secured debt. Generally, in normalized markets, we expect that the variable interest rate on our first lien debt typically will range between 4.0% and 9.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR. In normalized markets, we expect that the variable interest rate on second lien debt will range between 6.0% and 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

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

Investment Process

        The investment professionals employed by FS Advisor and GSO have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below. See "—The Transition of Investment Advisory Services" for information regarding GSO's resignation as our investment sub-adviser and our potential investment advisory relationship with FS/EIG Advisor.

Our Transaction Process

  Sourcing

        In order to source transactions, FS Advisor currently seeks to leverage GSO's access to transaction flow, along with GSO's trading platform, which allows for access to the syndicated loan market, which may be a key source of investment opportunities for us. GSO seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GSO, and, subject to regulatory constraints and the allocation policies of GSO and its affiliates, as applicable, through GSO's direct origination channels. GSO also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GSO may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GSO's origination channel, FS Advisor currently seeks to leverage the global presence of GSO and its long-standing personal contacts within the Energy industry to generate access to directly originated transactions with what we believe to be attractive investment characteristics.

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

  Execution

        Recommendation.    FS Advisor engaged GSO to identify and recommend investment opportunities for its approval. GSO seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GSO's investment committee.

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

  Monitoring

        Portfolio Monitoring.    FS Advisor, currently with the help of GSO, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FS Advisor and GSO currently work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company's business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company's board of directors or similar governing body.

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

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality" for a description of the conditions associated with each investment rating.

        Valuation Process.    Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FS Advisor and any other professionals or materials that our board of trustees deems worthy and relevant, including GSO and independent third-

party valuation services, if applicable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

        Managerial Assistance.    As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FS Advisor or currently GSO will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FS Advisor or GSO, will retain any fees paid for such assistance.

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

The Transition of Investment Advisory Services

  Summary of the Transition

        We currently receive investment advisory and administrative services from FS Advisor pursuant to the April 2011 investment advisory and administrative services agreement. GSO currently acts as our investment sub-adviser pursuant to the investment sub-advisory agreement. As we previously announced on December 11, 2017, GSO intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GSO end date. In connection with GSO's resignation as our investment sub-adviser, FS Advisor and EIG desire to enter into a relationship whereby FS Advisor and EIG will jointly provide management, investment advisory and administrative services to us through FS/EIG Advisor, a newly-formed investment adviser jointly operated by FS Advisor and EIG. Accordingly, FS Advisor, EIG and certain other parties have entered into a master agreement setting out the terms of the relationship between FS Advisor and EIG, or the master agreement. In furtherance thereof, we desire to enter into an investment advisory agreement with FS/EIG Advisor, or the joint advisor investment advisory agreement, pursuant to which FS/EIG Advisor would act as investment adviser to us.

        We ultimately intend to receive investment advisory services from FS/EIG Advisor pursuant to the joint advisor investment advisory agreement. To effectuate this plan, we are seeking, as required by the 1940 Act, shareholder approval to enter into the joint advisor investment advisory agreement, which would replace the April 2011 investment advisory and administrative services agreement with FS Advisor and the investment sub-advisory agreement currently in place with GSO.

        Concurrently with seeking shareholder approval of the joint advisor investment advisory agreement, EIG is seeking exemptive relief, or the EIG exemptive relief, in the form of a new co-investment exemptive relief order issued by the SEC to EIG that would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain funds and accounts managed by EIG. There can be no assurance of the timing of the approval of the application or whether the requested EIG exemptive relief will be granted by the SEC.

        The joint advisor investment advisory agreement will become effective upon the (i) approval of the joint advisor investment advisory agreement by our shareholders and the (ii) earlier to occur of (a) 60 days after approval by our shareholders of the joint advisor investment advisory agreement and (b) receipt of the EIG exemptive relief from the SEC.

        In order to transition our advisory services, FS Advisor, GSO and certain of their affiliates have entered into a transition agreement, which provides that GSO will continue to act as our investment sub-adviser through the GSO end date and will cooperate with FS Advisor in implementing the transition of investment advisory services from GSO.

        FS Investments and FS Advisor are committed to transition our advisory services as described herein. To help the FS Investments and FS Advisor teams during the transition, EIG's broker-dealer affiliate will provide certain origination and administrative services to FS Advisor, pursuant to an origination agreement and a servicing agreement, respectively. Both the origination agreement and the servicing agreement will terminate on the effective date of the joint advisor investment advisory agreement.

  About EIG

        EIG Global Energy Partners specializes in private investments in energy and energy-related infrastructure on a global basis and had $17.7 billion under management as of December 31, 2017. During its 36-year history, EIG has been one of the leading providers of institutional capital to the global energy industry, providing financing solutions across the balance sheet for companies and projects in the oil and gas, midstream, infrastructure, power and renewables sectors globally. EIG has invested over $25.3 billion in more than 320 portfolio investments in 36 countries. EIG is headquartered in Washington, D.C., with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For more information, please visit www.eigpartners.com.

  About FS/EIG Advisor

        FS/EIG Advisor is a newly-formed Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112. Prior to the effectiveness of the joint advisor investment advisory agreement, FS/EIG Advisor will register as an investment adviser with the SEC under the Advisers Act. FS/EIG Advisor will be jointly operated by FS Advisor and EIG. Our chairman and chief executive officer, Michael C. Forman, will serve as FS/EIG Advisor's chairman and chief executive officer, and William C. Sonneborn, the president of EIG Global Energy Partners, LLC, an affiliate of EIG, will serve as FS/EIG Advisor's president.

        FS/EIG Advisor's senior management team will have significant experience in private energy lending and private equity energy investing, and will have developed an expertise in using all levels of a firm's capital structure to produce income-generating investments, while focusing on risk management. The team will also have extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, EIG and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS/EIG Advisor's management team, will allow FS/EIG Advisor to successfully execute our investment strategies.

  Management of FS/EIG Advisor

        The management of our investment portfolio will be the responsibility of FS/EIG Advisor and its investment committee, which will initially be comprised of Michael Kelly, Brian Gerson, Sean Coleman, R. Blair Thomas, William C. Sonneborn and Randall S. Wade. The investment committee will be responsible for establishing and monitoring our investment program, developing the portfolio, setting the risk parameters for us and approving all of our investments. Investment decisions will require the unanimous approval of the investment committee. A team of investment professionals consisting of personnel from FS Investments and EIG will perform services for us on behalf of FS/EIG Advisor, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence on, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and (e) risk management functions. FS Advisor and EIG are collectively responsible for providing appropriate assets, resources, time and personnel in order to provide to us the services required under the joint advisor investment advisory agreement.

        The base management fee will be reduced from 2.00% under the April 2011 investment advisory and administrative services agreement to 1.75% under the joint advisor investment advisory agreement.

While the April 2011 investment advisory and administrative services agreement provides that the base management fee is 2.00%, effective January 1, 2018, FS Advisor contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average gross assets. In addition, FS/EIG Advisor will waive incentive fees on income for the 2018 calendar year.

        For additional information, see our definitive proxy statement filed on January 18, 2018.

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

        As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated term. Pursuant to the Order and subject to the satisfaction of certain conditions, we may co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Under the terms of this relief, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategy. However, in connection with the potential transition of advisory services from a sub-advisory relationship with GSO to a joint advisory relationship with EIG, and in an effort to mitigate potential future conflicts of interest, our board of trustees has authorized and directed that we exercise our rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the FSIC Franchise unless sourced by GSO, EIG or the FS/EIG Advisor. We may still rely on the Order to participate in certain transactions with our co-investment affiliates with respect to co-investments previously made under the Order. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. Because we did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, we will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See "Item 1. Business—The Transition of Investment Advisory Services" for information regarding the exemptive relief EIG is seeking with respect to our potential investment advisory relationship with FS/EIG Advisor.

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

Competition

        Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles,

such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FS Advisor's senior management team and GSO's investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the presidential administration. For additional information, see "—Potential Market Opportunity" and "—Potential Competitive Strengths."

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

        Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FS Advisor and currently GSO. FS Advisor, with the assistance of GSO, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FS Advisor and GSO, as well as their respective senior management teams. The departure of any members of FS Advisor's senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GSO or termination of key relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FS Advisor.

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

        In addition, the investment advisory and administrative services agreement that FS Advisor has entered into with us, as well as the investment sub-advisory agreement that FS Advisor has entered into with GSO, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FS Advisor, upon 120 days' notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice by

GSO or, if our board of trustees or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GSO should be terminated, by FS Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FS Advisor or for FS Advisor to replace GSO. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition. It is currently contemplated that the investment sub-advisory agreement with GSO will terminate on the GSO end date and that subject to certain conditions, we will enter into the proposed joint advisor investment advisory agreement with FS/EIG Advisor. GSO intends to resign as our investment sub-adviser effective as of the GSO end date regardless of whether the joint advisor investment advisory agreement with FS/EIG Advisor has become effective. See "—There can be no assurance that the proposed joint advisor investment advisory agreement with FS/EIG Advisor will receive shareholder approval or go into effect." In the event that the proposed joint advisor investment advisory agreement with FS/EIG Advisor replaces the April 2011 investment advisory and administrative services agreement and the investment sub-advisory agreement with GSO as contemplated, at the time of such replacement, all of the risk factors identified in Item 1A of this annual report on Form 10-K that relate to GSO will also be applicable to FS/EIG Advisor.

There can be no assurance that the proposed joint advisor investment advisory agreement with FS/EIG Advisor will receive shareholder approval or go into effect.

        We ultimately intend to receive investment advisory services from FS/EIG Advisor pursuant to the joint advisor investment advisory agreement. On January 18, 2018, we filed a definitive proxy statement soliciting shareholder approval of the joint advisor investment advisory agreement, which would replace the April 2011 investment advisory and administrative services agreement and the investment sub-advisory agreement. The effectiveness of the joint advisor investment advisory agreement is subject to various conditions, including shareholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the joint advisor investment advisory agreement may not go into effect. As a result, the failure of the joint advisor investment advisory agreement to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objectives.

There can be no assurance of the timing of the approval of the application for the EIG exemptive relief or that the EIG exemptive relief will be granted by the SEC.

        Concurrently with our soliciting shareholder approval of the joint advisor investment advisory agreement, EIG is seeking the EIG exemptive relief in the form of a new co-investment exemptive relief order issued by the SEC to EIG that would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by EIG. There can be no assurance of the timing of the approval of the application for the EIG exemptive relief or whether the requested EIG exemptive relief will be granted by the SEC.

FS/EIG Advisor will be a newly-formed investment adviser without a track record of acting as an investment adviser to a BDC, and any failure by FS/EIG Advisor to manage and support our investment process may hinder the achievement of our investment objectives.

        Because FS/EIG Advisor will be a newly-formed investment adviser jointly operated by FS and EIG, FS/EIG Advisor will have no prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FS Advisor and EIG have individually acted as investment advisers to BDCs previously, FS/EIG Advisor's lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder FS/EIG Advisor's ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Advisor's and EIG's individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Advisor and EIG have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.

The transactions contemplated by the master agreement may not be consummated and may not deliver the benefits we anticipate.

        In connection with GSO's resignation as our investment sub-adviser, FS Advisor and EIG desire to enter into a relationship whereby FS Advisor and EIG will jointly provide management, investment advisory and administrative services to us through FS/EIG Advisor. Accordingly, FS Advisor, EIG and certain other parties have entered into a master agreement setting out the terms of the relationship between FS Advisor and EIG. We are devoting a significant portion of our time and resources to consummating the transactions contemplated by the master agreement. However, there can be no assurance that such activities will result in the consummation of the transactions. Additionally, even if we are able to consummate the transactions, the transactions may not deliver the benefits we anticipate.

The transactions contemplated by the transition agreement may not be consummated, and the transition of our investment advisory services may not be completed or may not deliver the benefits we anticipate.

        In order to transition our investment advisory services, on December 10, 2017, FS Advisor, GSO and certain of their respective affiliates entered into a transition agreement, which provides that GSO will continue to act as our investment sub-adviser through the GSO end date and will cooperate with FS Advisor in implementing the transition of investment advisory services from GSO for us and several other BDCs. The transition of investment advisory services is subject to certain conditions that may not occur, and if we do not consummate the transactions contemplated by the transition agreement, we may not successfully complete the proposed transition of investment advisory services and/or realize the anticipated benefits of the transition.

        We are devoting a significant portion of our time and resources to consummating the transactions contemplated by the transition agreement. However, there can be no assurance that such activities will result in the consummation of the transactions or the completion of the proposed transition of investment advisory services. Additionally, even if we are able to consummate the transactions and complete the transition, the transition may not deliver the benefits we anticipate.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. In addition, the presidential administration has announced its intention to repeal, amend or replace portions of the Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act and any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our shareholders.

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

        The members of the senior management and investment teams of both FS Advisor and GSO serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS Advisor also serve in similar capacities for the investment advisers to the other funds in the Fund Complex, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS Advisor to manage our day-to-day activities and to implement our investment strategy. FS Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FS Advisor and its employees will devote only as much of its or their time to our business as FS Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

        Furthermore, GSO, on which FS Advisor currently relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GSO or its subsidiary, GDFM, currently serves as investment sub-adviser to FS Investments' four other affiliated BDCs and FS Investments' two affiliated closed-end management investment companies. GSO, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GSO and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GSO. Also, in connection with such business activities, GSO and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GSO, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GSO and its affiliates.

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

FS Advisor's liability is limited under our current investment advisory and administrative services agreement, and we are required to indemnify FS Advisor against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

        Pursuant to our current investment advisory and administrative services agreement, FS Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FS Advisor will not be liable to us for their acts under our current investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FS Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FS Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FS Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under our investment advisory and administrative services agreement. These protections may lead FS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

        Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

        In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

  •
  An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases FS Advisor's future base management fees which, thus, increases FS Advisor's future income incentive fees at a compounding rate;

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

        Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4,269,312 in total average assets, (ii) a weighted average cost of funds of 5.10%, (iii) $1,320,000 in borrowings outstanding (i.e., assumes that the full $100,000 available to us as of December 31, 2017 under the financing arrangements with Barclays, BNP, Deutsche Bank, Fortress and Goldman, and (iv) $2,949,312 in average shareholders' equity. In order to compute the "Corresponding return to shareholders," the "Assumed Return on Our Portfolio (net of expenses)" is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders' equity to determine the "Corresponding return to shareholders." Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	–10%	–5%	0%	5%	10%
Corresponding return to shareholders	–16.76%	–9.52%	–2.28%	4.95%	12.19%

        Similarly, assuming (i) approximately $4,269,312 in total average assets, (ii) a weighted average cost of funds of approximately 5.10% and (iii) $1,320,000 in borrowings outstanding (i.e., assumes that the full $100,000 available to us as of December 31, 2017 under the financing arrangements with Barclays, BNP, Deutsche Bank, Fortress and Goldman is outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.58% in order to cover the annual interest payments on our outstanding borrowings.

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

        At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies' use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.

Risks Related to an Investment in Our Common Shares

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

        See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions" for a detailed description of our share repurchase program.

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

        Our investors do not have preemptive rights to any common shares we issue in the future. Our declaration of trust authorizes us to issue 700,000,000 common shares. Pursuant to our declaration of trust, a majority of our entire board of trustees may amend our declaration of trust to increase the number of authorized common shares without shareholder approval. After an investor purchases common shares, our board of trustees may elect to sell additional common shares in the future, issue equity interests in private offerings or issue share-based awards to our independent trustees or employees of FS Advisor. To the extent we issue additional equity interests after an investor purchases our common shares, an investor's percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of their common shares.

Certain provisions of our declaration of trust and bylaws could deter takeover attempts and have an adverse impact on the value of our common shares.

        Our declaration of trust and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our board of trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares; and our board of trustees may, without shareholder action, amend our declaration of trust to increase the number of our common shares, of any class or series, that we have authority to issue. In addition, a trustee may be removed only by vote of at least two-thirds of the votes entitled to be cast. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common shares the opportunity to realize a premium over the value of our common shares.

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

        Set forth below is a chart describing the classes of our securities outstanding as of March 7, 2018:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	700,000,000	—	440,155,335

        As of March 7, 2018, we had 89,039 record holders of our common shares.

Share Repurchase Program and Distributions

        We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

        The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2017	7,682,421	$7.150	7,682,421	(1)
November 1 to November 30, 2017	—	—	—	—
December 1 to December 31, 2017	—	—	—	—

Total	7,682,421	$7.150	7,682,421	(1)

(1)
The maximum number of common shares available for repurchase on October 2, 2017 was 10,224,187. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our audited consolidated financial statements contained in this annual report on Form 10-K.

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

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.7085	$238,833
2016	$0.7085	$288,982
2017	$0.7085	$312,694

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions and Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of operations data:
Investment income	$418,756	$369,740	$379,653	$289,970	$132,002
Operating expenses
Total expenses	160,584	138,093	152,058	115,081	65,198
Less: Expense reimbursement from sponsor	(31,260)	—	—	—	—
Add: Expense recoupment due to sponsor	2,858	—	—	—	—

Net expenses	132,182	138,093	152,058	115,081	65,198

Net investment income	286,574	231,647	227,595	174,889	66,804
Total net realized and unrealized gain (loss) on investments	(399,544)	520,937	(738,894)	(344,398)	41,566

Net increase (decrease) in net assets resulting from operations	$(112,970)	$752,584	$(511,299)	$(169,509)	$108,370

Per share data:(1)
Net investment income—basic and diluted	$0.65	$0.57	$0.67	$0.74	$0.58

Net increase (decrease) in net assets resulting from operations—basic and diluted	$(0.26)	$1.84	$(1.51)	$(0.72)	$0.94

Distributions declared(2)	$0.71	$0.71	$0.71	$0.69	$0.66

Balance sheet data:
Total assets	$4,316,431	$4,268,297	$3,498,105	$3,714,351	$2,428,659

Credit facilities and repurchase agreement payable	$1,220,000	$873,665	$1,040,494	$1,090,413	$624,174

Total net assets	$2,966,042	$3,348,894	$2,417,861	$2,565,721	$1,676,237

Other data:
Total return(3)	(3.65)%	29.53%	(17.34)%	(4.79)%	10.76%
Total return (without assuming reinvestment of distributions)(3)	(3.29)%	28.00%	(15.87)%	(4.14)%	10.49%
Number of portfolio company investments at year end	76	84	90	125	104
Total portfolio investments for the year	$1,861,618	$1,488,179	$1,195,947	$2,437,689	$2,295,602
Proceeds from sales and prepayments of investments	$1,431,648	$1,225,052	$800,534	$1,044,311	$735,673

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable year.

(2)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable year.

(3)
The total return for each year presented was calculated based on the change in net asset value during the applicable year, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each year presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable year and dividing the total by the net asset value per share at the beginning of the applicable year. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of our common shares. The total returns include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of our future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total returns on our investment portfolio during the applicable year and do not represent an actual returns to shareholders.

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

  •
  actual and potential conflicts of interest with other funds in the Fund Complex and their respective investment advisers and sub-advisers, GSO, EIG, FS/EIG Advisor or any of their affiliates;

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

  •
  the effect of changes to tax legislation and our tax position; and

  •
  the tax status of the enterprises in which we may invest;

        In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors." Other factors that could cause actual results to differ materially include:

  •
  changes in the economy;

  •
  risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

  •
  future changes in laws or regulations and conditions in our operating areas;

  •
  failure to obtain requisite shareholder approval of the joint advisor investment advisory agreement;

  •
  failure or inability to obtain the EIG exemptive relief; and

  •
  failure to consummate the transactions contemplated by the master agreement.

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

        Our investment activities are managed by FS Advisor and supervised by our board of trustees, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FS Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FS Advisor engaged GSO to act as our investment sub-adviser. GSO currently assists FS Advisor in identifying investment opportunities and makes investment recommendations for approval by FS Advisor according to guidelines set by FS Advisor.

        Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days' prior notice to holders of our common shares of any such change.

        As we previously announced on December 11, 2017, GSO intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GSO end date. In connection with GSO's resignation as our investment sub-adviser, FS Advisor and its affiliates and EIG desire to enter into a relationship whereby FS Advisor and EIG will jointly provide management, investment advisory and administrative services to us through FS/EIG Advisor. See "—The Transition of Investment Advisory Services" for information regarding our potential investment advisory relationship with FS/EIG Advisor.

        Our investment objective is to generate current income and long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

        Direct Originations:    We intend to leverage our relationships and, currently, our relationship with GSO and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments (other than income-oriented equity investments) independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

        We reimburse FS Advisor for expenses necessary to perform services related to our administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

  •
  fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;

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

        For information regarding our expense reimbursement arrangement with FS Investments, see Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.

Portfolio Investment Activity for the Years Ended December 31, 2017 and 2016

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
Net Investment Activity	2017	2016
Purchases	$1,861,618	$1,488,179
Sales and Repayments	(1,431,648)	(1,225,052)

Net Portfolio Activity	$429,970	$263,127

	For the Year Ended December 31,
	2017		2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$397,162	21%	$307,960	21%
Senior Secured Loans—Second Lien	428,871	23%	203,980	14%
Senior Secured Bonds	347,091	19%	147,795	10%
Subordinated Debt	621,372	33%	410,587	27%
Equity/Other	67,122	4%	417,857	28%

Total	$1,861,618	100%	$1,488,179	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$961,883	$924,926	23%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	860,470	796,524	20%	948,762	873,869	22%
Senior Secured Bonds	664,542	660,151	17%	388,512	397,614	10%
Subordinated Debt	1,229,790	1,203,524	30%	1,049,097	1,043,167	27%
Equity/Other	641,081	411,580	10%	628,814	683,299	18%

Total	$4,357,766	$3,996,705	100%	$3,962,988	$3,910,440	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Number of Portfolio Companies	76	84
% Variable Rate (based on fair value)	40.1%	43.6%
% Fixed Rate (based on fair value)	49.6%	38.9%
% Income Producing Equity/Other Investments (based on fair value)	0.7%	3.5%
% Non-Income Producing Equity/Other Investments (based on fair value)	9.6%	14.0%
Average Annual EBITDA of Portfolio Companies	$188,168	$304,299
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.0%	97.2%
% of Investments on Non-Accrual (based on fair value)	2.6%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.0%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	10.2%

        Based on our regular monthly cash distribution rate of $0.059042 per share as of December 31, 2017 and 2016, and the price at which we issued shares pursuant to our distribution reinvestment plan of $6.70 and $7.70, respectively, per share, the annualized distribution rate to shareholders as of December 31, 2017 and 2016 was 10.57% and 9.20%, respectively. The distribution rate to shareholders may include income, realized capital gains and a return of investors' capital. For the years ended December 31, 2017 and 2016, our total return was (3.65)% and 29.53%, respectively, and our total return without assuming reinvestment of distributions was (3.29)% and 28.00%, respectively. On January 2, 2018, our board of trustees reduced the regular monthly cash distribution amount to $0.041667 per share to be paid to shareholders of record for January 2018 through March 2018. Based on a distribution amount of $0.041667 per share, and the price at which we last issued shares pursuant to our distribution reinvestment plan of $6.70 per share, the annualized distribution rate to shareholders as of February 28, 2018 was 7.46%.

        Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See "Item 1A. Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 11 to our consolidated financial statements contained in this annual report on Form 10-K for information regarding the calculations of our total returns.

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2017:

New Direct Originations	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$142,815	$1,045,373
Exited Investments (including partial paydowns)	(104,869)	(590,931)

Net Direct Originations	$37,946	$454,442

	For the Three Months Ended December 31, 2017		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$60,300	42%	$285,688	27%
Senior Secured Loans—Second Lien	15,000	11%	386,000	37%
Senior Secured Bonds	40,000	28%	162,812	16%
Subordinated Debt	—	—	165,000	16%
Equity/Other	27,515	19%	45,873	4%

Total	$142,815	100%	$1,045,373	100%

	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$20,402	$47,517
Weighted Average Maturity for New Direct Originations	8/24/22	9/27/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	6.7%	8.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.6%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	6.3%	10.2%

        The following table presents certain selected information regarding our direct originations as of December 31, 2017 and 2016:

Characteristics of All Direct Originations held in Portfolio	December 31, 2017	December 31, 2016
Number of Portfolio Companies	36	28
Average Annual EBITDA of Portfolio Companies	$77,664	$71,509
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.7x	4.8x
% of Investments on Non-Accrual (based on fair value)	2.6%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	7.4%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.8%	11.4%

Portfolio Composition by Strategy

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,277,397	57%	$2,208,234	57%
Opportunistic	1,037,413	26%	867,477	22%
Broadly Syndicated/Other	681,895	17%	834,729	21%

Total	$3,996,705	100%	$3,910,440	100%

        See Note 6 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the composition of our investment portfolio by industry classification.

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company's business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$99,205	2%	$115,927	3%
2	3,125,386	78%	2,719,833	70%
3	546,153	14%	899,835	23%
4	—	—	85,427	2%
5	225,961	6%	89,418	2%

	$3,996,705	100%	$3,910,440	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Revenues

        Our investment income for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017		2016		2015
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$344,600	82%	$310,721	84%	$318,903	84%
Paid-in-kind interest income	32,981	8%	40,900	11%	27,585	7%
Fee income	41,175	10%	18,119	5%	31,682	9%
Dividend income	—	—	—	—	1,483	0%

Total investment income(1)	$418,756	100%	$369,740	100%	$379,653	100%

(1)
Such revenues represent $366,567, $315,889 and $343,792 of cash income earned as well as $52,189, $53,851 and $35,861 in non-cash portions relating to accretion of discount, PIK interest and accrual of limited partnership income for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

Expenses

        Our operating expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Management fees	$88,938	$76,580	$75,997
Subordinated income incentive fees	10,499	5,774	31,016
Administrative services expenses	2,829	3,870	4,056
Share transfer agent fees	2,723	2,884	2,757
Accounting and administrative fees	1,608	1,392	1,405
Interest expense	49,286	37,126	30,703
Trustees' fees	996	962	970
Offering costs	—	4,675	—
Expenses associated with our independent audit and related fees	524	484	552
Compensation of our chief compliance officer(1)	—	—	10
Legal fees	477	536	686
Printing fees	1,417	2,203	1,717
Insurance expense	186	226	316
Other	1,101	1,381	1,873

Total operating expenses	160,584	138,093	152,058
Less: Expense reimbursement from sponsor	(31,260)	—	—
Add: Expense reimbursement due to sponsor	2,858	—	—

Net operating expenses	$132,182	$138,093	$152,058

(1)
On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and will not receive any direct compensation from us in this capacity.

	Year Ended December 31,
	2017	2016	2015
Ratio of operating expenses to average net assets	4.94%	4.88%	5.55%
Ratio of expense reimbursement from sponsor to average net assets	(0.96)%	—	—
Ratio of expense recoupment to sponsor to average net assets	0.09%	—	—

Ratio of net operating expenses to average net assets	4.07%	4.88%	5.55%
Less: Ratio of income incentive fees, interest expense and offering costs to average net assets(1)	1.84%	1.68%	2.26%

Ratio of net operating expenses, excluding certain expenses, to average net assets	2.23%	3.20%	3.30%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

        Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the year ended December 31, 2017, we accrued $31,260 for expense reimbursements that FS Investments has agreed to pay. During the year ended December 31, 2017, we offset $14,816 in management fees payable and $10,499 in subordinated income incentive fees payable by us to FS Advisor. During the three months ended December 31, 2017, we accrued $5,945 for expense reimbursements that we intend to apply towards an offset in management fees payable by us to FS Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in future periods. During the year ended December 31, 2017, we paid $2,858 in expense recoupments to FS Investments or its affiliates. During the years ended December 31, 2016 and 2015, we did not accrue any expense reimbursements that FS Investments has agreed to pay or pay any amounts in expense recoupments to FS Investments or its affiliates. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the expense reimbursement agreement.

Net Investment Income

        Our net investment income totaled $286,574 ($0.65 per share), $231,647 ($0.57 per share) and $227,595 ($0.67 per share) for the years ended December 31, 2017, 2016 and 2015, respectively.

Net Realized Gains or Losses

        Our net realized gains (losses) on investments and foreign currency for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Net realized gain (loss) on investments(1)	$(91,083)	$(251,431)	$(201,559)
Net realized gain (loss) on foreign currency	1	—	(210)

Total net realized gain (loss)	$(91,082)	$(251,431)	$(201,769)

(1)
We sold investments and received principal repayments of $710,040 and $721,608, respectively, during the year ended December 31, 2017, $680,239 and $544,813, respectively, during the year ended December 31, 2016 and $590,726 and $209,808, respectively, during the year ended December 31, 2015.

Net Change in Unrealized Appreciation (Depreciation)

        Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Net change in unrealized appreciation (depreciation) on investments	$(308,513)	$772,361	$(537,036)
Net change in unrealized appreciation (depreciation) on foreign currency	51	7	(89)

Total net change in unrealized appreciation (depreciation)	$(308,462)	$772,368	$(537,125)

        During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated investments. During the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our anchor order and broadly syndicated investments. During the year ended December 31, 2015, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by a general widening of credit spreads in Energy markets and by the performance of our directly originated and opportunistic investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the years ended December 31, 2017, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $(112,970) ($(0.26) per share), $752,584 ($1.84 per share) and $(511,299) ($(1.51) per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of December 31, 2017, we had $195,376 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $100,000 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of December 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2017, we had four senior secured loan investments with aggregate unfunded commitments of $90,662 and two equity/other investments with aggregate unfunded commitments of $8,751. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

Public Offering of Shares, Distribution Reinvestment Plan and Share Repurchase Program

        In November 2016, we closed our continuous public offering of common shares to new investors. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan.

        We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements."

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

        For additional information regarding our continuous public offering, distribution reinvestment plan and share repurchase program, see Note 3 to our consolidated financial statements contained in this annual report on Form 10-K.

Financing Arrangements

        We borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, the market for debt financing presents attractively priced debt financing opportunities and our board of trustees determines that leveraging our portfolio would be in our best interests and the best interests of our shareholders. We do not currently anticipate issuing any preferred shares.

        The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2017:

Facility(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%	300,000	—	September 27, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	340,000	—	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019

Total			$1,220,000	$100,000

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
As described in Note 8 to our consolidated financial statements included herein, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

        For additional information regarding our financing arrangements, see Note 8 to our consolidated financial statements contained in this annual report on Form 10-K.

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

        We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their cash distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.7085	$238,833
2016	$0.7085	$288,982
2017	$0.7085	$312,694

        See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income, the components of accumulated earnings on a tax basis and deferred taxes.

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

        See Note 7 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the fair value of our financial instruments.

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

        In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, we are required to adopt the new guidance as of January 1, 2018 and expect to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.

        In connection with our evaluation of the impact of the new revenue recognition guidance on its revenue recognition polices for structuring and other non-recurring upfront fees, we have performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, we expect to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In our analysis, we considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, we considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on our analysis, we expect to provide additional revenue recognition disclosures required under the new standard but do not otherwise expect a material effect on our consolidated financial statements.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, we did not incur any interest or penalties.

        See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.

Contractual Obligations

        We have entered into an agreement with FS Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. Effective January 1, 2018, FS Advisor agreed to (a) permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of our gross assets (gross assets equals total assets as set forth on our consolidated balance sheets) and (b) waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2017, 2016 and 2015.

        A summary of our significant contractual payment obligations for the repayment of outstanding indebtness at December 31, 2017 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(2)(3)	September 27, 2018	$300,000	$300,000	—	—	—
Deutsche Bank Credit Facility(3)	June 11, 2018	$340,000	$340,000	—	—	—
Fortress Facility(3)	November 6, 2020	$155,000	—	$155,000	—	—
Goldman Facility(3)	September 15, 2019	$425,000	—	$425,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
The BNP facility generally is terminable upon 270 days' notice by either party. As of December 31, 2017, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
At December 31, 2017, no amounts remained unused under the financing arrangement.

        As of December 31, 2017, no amounts were outstanding under the Barclays credit facility. All borrowed amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 18, 2021.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of our investment operations. Base management fees are paid on a quarterly basis in arrears. Effective January 1, 2018, FS Advisor agreed to (a) permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of our gross assets (gross assets equals total assets as set forth on our consolidated balance sheets) and (b) waive incentive fees on income for a period of twelve months ending December 31, 2018.

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

        See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including a description of the fees and amounts due to FS Advisor, capital contributions by FS Advisor and GSO, potential conflicts of interest, our exemptive relief order, our expense reimbursement arrangement with FS Investments and FS Benefit Trust's purchases of our common shares.

        See "Business—The Transition of Advisory Services" for information regarding GSO's resignation as our investment sub-advisor and our potential advisory relationship with FS/EIG Advisor.

Recent Developments

        See "Item 1. Business—The Transition of Investment Advisory Services" for information regarding our potential investment advisory relationship with FS/EIG Advisor.

Waiver of Base Management Fee and Incentive Fee

        Effective January 1, 2018, FS Advisor agreed to (a) permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of our gross assets and (b) waive incentive fees on income for a period of twelve months ending December 31, 2018.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 40.1% of our portfolio investments (based on fair value) paid variable interest rates, 49.6% paid fixed interest rates, 0.7% were income producing equity or other investments and the remainder (9.6%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS Advisor with respect to our increased pre-incentive fee net investment income.

        Pursuant to the terms of each credit facility and financing arrangement, all credit facilities and financing arrangements borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2017 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(8,940)	$(12,691)	$3,751	1.3%
No Change	—	—	—	—
Up 100 basis points	$15,028	$12,691	$2,337	0.8%
Up 300 basis points	$45,084	$38,072	$7,012	2.4%
Up 500 basis points	$75,139	$63,453	$11,686	4.0%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2017, 2016 and 2015, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
FS Energy and Power Fund
Philadelphia, Pennsylvania

Opinion on the Internal Control Over Financial Reporting

        We have audited FS Energy and Power Fund's (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 7, 2018 expressed an unqualified opinion.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
FS Energy and Power Fund
Philadelphia, Pennsylvania

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Energy and Power Fund's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania
March 7, 2018

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,490,683 and $2,959,314, respectively)	$3,281,536	$2,838,377
Non-controlled/affiliated investments (amortized cost—$839,619 and $977,010, respectively)	715,169	1,071,032
Controlled/affiliated investments (amortized cost—$27,464 and $26,664, respectively)	—	1,031

Total investments, at fair value (amortized cost—$4,357,766 and $3,962,988, respectively)	3,996,705	3,910,440
Cash	195,376	317,520
Receivable for investments sold and repaid	66,337	22
Interest receivable	51,293	37,857
Deferred financing costs	720	2,443
Reimbursement due from sponsor(1)	5,945	—
Prepaid expenses and other assets	55	15

Total assets	$4,316,431	$4,268,297

Liabilities
Payable for investments purchased	$88,033	$6,046
Credit facilities payable (net of deferred financing costs of $1,883 and $1,045, respectively)(2)	1,218,117	547,620
Repurchase agreement payable (net of deferred financing costs of $0 and $91, respectively)(2)	—	324,909
Shareholder distributions payable	10,938	9,474
Management fees payable	21,834	20,855
Administrative services expense payable	361	1,477
Interest payable	6,033	4,328
Trustees' fees payable	252	250
Other accrued expenses and liabilities	4,821	4,444

Total liabilities	1,350,389	919,403

Commitments and contingencies ($28,104 and $0, respectively)(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 446,045,135 and 440,162,095 shares issued and outstanding, respectively	446	440
Capital in excess of par value(4)	3,814,303	3,802,263
Accumulated net realized gains (losses) on investments and gain/loss on foreign currency(4)	(487,379)	(387,452)
Accumulated undistributed (distributions in excess of) net investment income(4)	(247)	(13,738)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(361,081)	(52,619)

Total shareholders' equity	2,966,042	3,348,894

Total liabilities and shareholders' equity	$4,316,431	$4,268,297

Net asset value per common share at year end	$6.65	$7.61

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

FS Energy and Power Fund

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$272,881	$249,340	$289,676
Paid-in-kind interest income	21,463	31,931	15,359
Fee income	40,519	10,428	22,316
Dividend income	—	—	1,483
From non-controlled/affiliated investments:
Interest income	71,719	61,381	21,503
Paid-in-kind interest income	11,518	8,969	—
Fee income	656	7,691	681
From controlled/affiliated investments:
Interest income	—	—	7,724
Paid-in-kind interest income	—	—	12,226
Fee income	—	—	8,685

Total investment income	418,756	369,740	379,653

Operating expenses
Management fees	88,938	76,580	75,997
Subordinated income incentive fees(1)	10,499	5,774	31,016
Administrative services expenses	2,829	3,870	4,056
Share transfer agent fees	2,723	2,884	2,757
Accounting and administrative fees	1,608	1,392	1,405
Interest expense(2)	49,286	37,126	30,703
Trustees' fees	996	962	970
Offering costs	—	4,675	—
Other general and administrative expenses	3,705	4,830	5,154

Total operating expenses	160,584	138,093	152,058
Less: Expense reimbursement from sponsor(3)	(31,260)	—	—
Add: Expense recoupment to sponsor(3)	2,858	—	—

Net expenses	132,182	138,093	152,058

Net investment income	286,574	231,647	227,595

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(88,725)	(252,003)	(201,559)
Non-controlled/affiliated	(2,358)	572	—
Net realized gain (loss) on foreign currency	1	—	(210)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(88,210)	614,513	(462,587)
Non-controlled/affiliated	(218,472)	174,231	(77,970)
Controlled/affiliated	(1,831)	(16,383)	3,521
Net change in unrealized gain (loss) on foreign currency	51	7	(89)

Total net realized and unrealized gain (loss)	(399,544)	520,937	(738,894)

Net increase (decrease) in net assets resulting from operations	$(112,970)	$752,584	$(511,299)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.26)	$1.84	$(1.51)

Weighted average shares outstanding	442,570,942	408,967,511	337,879,830

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

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operations
Net investment income	$286,574	$231,647	$227,595
Net realized gain (loss) on investments and foreign currency	(91,082)	(251,431)	(201,769)
Net change in unrealized appreciation (depreciation) on investments	(308,513)	772,361	(537,036)
Net change in unrealized gain (loss) on foreign currency	51	7	(89)

Net increase (decrease) in net assets resulting from operations	(112,970)	752,584	(511,299)

Shareholder distributions(1)
Distributions from net investment income	(311,103)	(273,529)	(224,586)
Distributions from net realized gain on investments	—	—	(14,247)
Distributions representing tax return of capital	(1,591)	(15,453)	—

Net decrease in net assets resulting from shareholder distributions	(312,694)	(288,982)	(238,833)

Capital share transactions(2)
Issuance of common shares	—	354,727	498,830
Reinvestment of shareholder distributions	186,471	180,011	152,401
Repurchases of common shares	(143,659)	(67,307)	(40,009)
Offering costs	—	—	(8,950)

Net increase in net assets resulting from capital share transactions	42,812	467,431	602,272

Total increase (decrease) in net assets	(382,852)	931,033	(147,860)
Net assets at beginning of year	3,348,894	2,417,861	2,565,721

Net assets at end of year	$2,966,042	$3,348,894	$2,417,861

Accumulated undistributed (distributions in excess of) net investment income(1)	$(247)	$(13,738)	$14,024

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company's capital share transactions.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(112,970)	$752,584	$(511,299)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,757,630)	(965,957)	(1,195,947)
Paid-in-kind interest	(32,981)	(40,900)	(27,585)
Proceeds from sales and repayments of investments	1,327,660	702,830	800,534
Net realized (gain) loss on investments	91,083	251,431	201,559
Net change in unrealized (appreciation) depreciation on investments	308,513	(772,361)	537,036
Accretion of discount	(22,910)	(15,985)	(9,918)
Amortization of deferred financing costs	3,689	3,207	2,707
Amortization of deferred offering costs	—	4,675	—
(Increase) decrease in receivable for investments sold and repaid	(66,315)	13,770	37,461
(Increase) decrease in interest receivable	(13,436)	(2,936)	12,276
(Increase) decrease in expense reimbursement due from sponsor(1)	(5,945)	—	—
(Increase) decrease in prepaid expenses and other assets	(40)	232	(217)
Increase (decrease) in payable for investments purchased	81,987	6,046	(20,094)
Increase (decrease) in management fees payable	979	2,517	426
Increase (decrease) in subordinated income incentive fees payable	—	(12,048)	(94)
Increase (decrease) in administrative services expense payable	(1,116)	(395)	219
Increase (decrease) in interest payable(2)	1,705	1,282	158
Increase (decrease) in trustees' fees payable	2	(4)	25
Increase (decrease) in other accrued expenses and liabilities	377	(1,014)	2,209

Net cash provided by (used in) operating activities	(197,348)	(73,026)	(170,544)

Cash flows from financing activities
Issuance of common shares	—	361,642	501,904
Reinvestment of shareholder distributions	186,471	180,011	152,401
Repurchases of common shares	(143,659)	(67,307)	(40,009)
Offering costs incurred	—	(4,675)	(8,950)
Shareholder distributions	(311,230)	(279,556)	(238,835)
Borrowings under credit facilities(2)	878,263	65,400	109,600
Borrowings under repurchase agreement(2)	—	16	135,871
Repayments of credit facilities(2)	(206,928)	(232,245)	(295,390)
Repayments of repurchase facility(2)	(325,000)	—	—
Deferred financing costs paid	(2,713)	(1,607)	(2,311)

Net cash provided by financing activities	75,204	21,679	314,281

Total increase (decrease) in cash	(122,144)	(51,347)	143,737
Cash at beginning of year	317,520	368,867	225,130

Cash at end of year	$195,376	$317,520	$368,867

Supplemental disclosure
Excise and state taxes paid	$2	$183	$400

Non-cash purchases of investments	$(103,988)	$(522,222)	$—

Non-cash sales of investments	$103,988	$522,222	$—

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's credit facilities. During the years ended December 31, 2017, 2016 and 2015, the Company paid $38,938, $20,885 and $18,419, respectively, in interest expense on the credit facilities and $4,954, $11,752 and $9,419 respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—31.2%
Abaco Energy Technologies LLC	(g)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$86,207	$82,722	$84,697
Allied Wireline Services, LLC	(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	115,104	114,625	113,377
Altus Power America, Inc.	(j)(aa)	Power	L+750	1.5%	9/30/21	77,378	77,378	75,830
Altus Power America, Inc.	(e)(aa)	Power	L+750	1.5%	9/30/21	23,872	23,872	23,395
BL Sand Hills Unit, L.P.	(l)(aa)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	20,000
Cactus Wellhead, LLC	(f)(j)	Service & Equipment	L+600	1.0%	7/31/20	41,225	39,865	41,293
Cimarron Energy Inc.		Service & Equipment	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,470	25,470	10,379
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	26,014	26,149	26,340
Crestwood Holdings LLC	(f)	Midstream	L+800	1.0%	6/19/19	29,151	29,210	29,297
Eagle Midstream Canada Finance Inc.	(l)(m)	Midstream	8.5%		9/27/20	175,000	175,000	175,000
Gulf Finance, LLC	(f)	Midstream	L+525	1.0%	8/25/23	18,485	18,030	16,687
Industrial Group Intermediate Holdings, LLC		Service & Equipment	L+800	1.3%	5/31/20	23,027	23,027	23,373
JSS Holdings, Inc.	(l)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,941	14,809	15,173
JSS Holdings, Inc.	(e)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	2,727	2,727	2,770
Kraken Oil & Gas LLC		Upstream	L+750	1.0%	5/7/21	35,000	34,660	34,913
Kraken Oil & Gas LLC	(e)	Upstream	L+750	1.0%	5/7/21	25,000	25,000	24,938
Lusk Operating LLC	(p)(r)(bb)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/18	29,297	27,464	—
MB Precision Holdings LLC		Service & Equipment	L+725, 2.25% PIK (2.25% Max PIK)	1.3%	1/23/21	13,793	13,793	12,638
Panda Temple Power, LLC	(j)(p)(r)	Power	L+625	1.0%	3/6/22	9,923	9,782	7,219
Panda Temple Power, LLC		Power	L+900	1.0%	4/28/18	377	377	378
Power Distribution, Inc.		Power	L+725	1.3%	1/25/23	29,928	29,928	30,377
Strike, LLC	(j)	Midstream	L+800	1.0%	5/30/19	19,600	19,358	19,698
Strike, LLC	(j)	Midstream	L+800	1.0%	11/30/22	23,750	23,160	24,106
Swift Worldwide Resources US Holdings Corp.	(j)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,468	58,468	59,637
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	24,210	22,006	23,796
Warren Resources, Inc.	(j)(l)(aa)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	79,233	79,233	81,214

Total Senior Secured Loans—First Lien							1,013,482	976,525
Unfunded Loan Commitments							(51,599)	(51,599)

Net Senior Secured Loans—First Lien							961,883	924,926

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—26.8%
Aethon United BR LP		Upstream	L+675	1.0%	9/8/23	$85,938	$84,698	$85,052
Aethon United BR LP	(e)	Upstream	L+675	1.0%	9/8/23	39,063	39,063	38,660
Arena Energy, LP	(j)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	107,656	107,656	102,360
Chief Exploration & Development LLC	(f)	Upstream	L+650	1.0%	5/16/21	16,156	15,685	15,928
Chisholm Oil and Gas Operating, LLC	(j)(k)(l)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	195,971
Emerald Performance Materials, LLC	(f)	Downstream	L+775	1.0%	8/1/22	11,819	11,764	11,838
Fieldwood Energy LLC	(f)(p)(r)	Upstream	L+713	1.3%	9/30/20	33,591	34,068	11,252
Granite Acquisition, Inc.	(f)	Power	L+725	1.0%	12/19/22	18,694	18,330	18,825
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,463	14,981
Horn Intermediate Holdings, Inc.	(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	50,501
P2 Upstream Acquisition Co.	(f)(j)	Service & Equipment	L+800	1.0%	4/30/21	42,399	42,046	39,218
Penn Virginia Holding Corp.	(m)	Upstream	L+700	1.0%	9/29/22	50,000	50,000	50,053
SilverBow Resources, Inc.	(m)	Upstream	L+750	1.0%	12/15/24	15,000	14,850	14,850
Talos Production LLC	(k)(l)	Upstream	11.0%		4/3/22	43,250	40,495	42,926
Titan Energy Operating, LLC	(k)(aa)	Upstream	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	116,964	100,902	62,026
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	85,192	79,263	81,146

Total Senior Secured Loans—Second Lien							899,533	835,587
Unfunded Loan Commitment							(39,063)	(39,063)

Net Senior Secured Loans—Second Lien							860,470	796,524

Senior Secured Bonds—22.3%
Black Swan Energy Ltd.	(j)(m)	Upstream	9.0%		1/20/24	90,000	90,000	90,675
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,045	9,653
CSVC Acquisition Corp.	(f)	Service & Equipment	7.8%		6/15/25	30,608	30,608	29,460
EP Energy LLC	(f)(h)(m)(o)	Upstream	8.0%		2/15/25	54,880	52,838	40,131
EP Energy LLC	(g)(h)(m)	Upstream	9.4%		5/1/24	68,614	63,012	60,134
FourPoint Energy, LLC	(j)(k)(l)(aa)	Upstream	9.0%		12/31/21	235,125	227,815	238,946
Mirant Mid-Atlantic Trust	(f)(h)(o)	Power	10.1%		12/30/28	31,752	33,728	32,052
Ridgeback Resources Inc.	(k)(m)(aa)	Upstream	12.0%		12/29/20	3,887	3,825	3,887
Sunnova Energy Corp.	(j)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	33,671	33,671	33,671
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	120,000	120,000	121,542

Total Senior Secured Bonds							664,542	660,151

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—40.6%
Alta Mesa Holdings, LP	(f)(h)	Upstream	7.9%		12/15/24	$20,425	$20,425	$22,459
Archrock Partners, L.P.	(h)(m)(o)	Midstream	6.0%		4/1/21	8,555	7,714	8,587
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,661	14,337
Ascent Resources Utica Holdings, LLC	(f)(h)(j)(o)	Upstream	10.0%		4/1/22	200,000	200,000	216,132
Bellatrix Exploration Ltd.	(f)(h)(m)(o)	Upstream	8.5%		5/15/20	60,120	59,240	57,415
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		7/15/25	44,759	44,759	47,165
Canbriam Energy Inc.	(f)(h)(j)(m)(o)	Upstream	9.8%		11/15/19	115,200	113,222	117,648
Compressco Partners, LP	(f)(h)(o)	Service & Equipment	7.3%		8/15/22	20,050	19,929	18,972
Covey Park Energy LLC	(h)(o)	Upstream	7.5%		5/15/25	8,333	8,333	8,705
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	62,745	57,444	64,549
EV Energy Partners, L.P.	(f)(h)(o)(p)	Upstream	8.0%		4/15/19	48,814	39,678	24,895
Extraction Oil & Gas Holdings, LLC	(h)(o)	Upstream	7.9%		7/15/21	37,500	37,500	39,777
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	23,540	23,036	24,477
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,264	15,519
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	923	923	940
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	68,335	68,188	70,385
Global Partners L.P.	(f)(m)	Midstream	7.0%		6/15/23	2,824	2,466	2,909
Great Western Petroleum, LLC	(f)(h)(o)	Upstream	9.0%		9/30/21	35,830	35,708	37,398
Gulfport Energy Corp.	(h)(m)(o)	Upstream	6.0%		10/15/24	10,000	10,000	10,010
Hammerhead Resources Inc.	(j)(m)	Upstream	9.0%		7/10/22	100,000	97,229	100,000
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	76,125	72,383	47,007
Lonestar Resources America Inc.	(f)(h)	Upstream	8.8%		4/15/19	24,200	24,055	25,289
Lonestar Resources America Inc.	(g)	Upstream	11.3%		1/1/23	25,000	25,000	25,563
Martin Midstream Partners L.P.	(f)(h)(m)(o)	Midstream	7.3%		2/15/21	24,660	24,059	25,073
Moss Creek Resources, LLC	(l)	Upstream	L+800	1.5%	4/7/22	65,000	65,000	66,443
ONEOK, Inc.	(f)(m)	Midstream	7.5%		9/1/23	12,600	11,789	15,114
Tenrgys, LLC	(k)(p)(r)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	34,313
Whiting Petroleum Corp.	(h)(m)(o)	Upstream	5.0%		3/15/19	11,685	11,034	11,990
Whiting Petroleum Corp.	(f)(m)	Upstream	5.8%		3/15/21	7,000	6,479	7,219
WildHorse Resource Development Corp.	(h)(m)	Upstream	6.9%		2/1/25	10,000	9,930	10,242
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,930	24,433

Total Subordinated Debt							1,229,790	1,203,524

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.9%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment				6,944,444	$6,944	$1,042
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment				28,942,003	1,447	5,065
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment				7,431,113	7,223	1,858
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment				5,344,680	1,865	1,336
Altus Power America Holdings, LLC, Common Equity	(k)(r)(aa)	Power				12,474,205	12,474	1,871
Altus Power America Holdings, LLC, Preferred Equity	(k)(s)(aa)	Power	9.0%, 5.0% PIK (5.0% Max PIK)			25,792,683	25,793	25,793
AP Exhaust Holdings, LLC, Class A1 Common Units	(k)(q)(r)	Service & Equipment				8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(k)(q)(r)	Service & Equipment				803	895	811
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream				148,692,909	44,700	37,173
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)(aa)	Upstream				N/A	5,180	966
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)(aa)	Upstream				N/A	740	726
BL Sand Hills Unit, L.P., Series A Units	(i)(r)(aa)	Upstream				29,117	24,019	7,000
Chisholm Oil and Gas, LLC, Series A Units	(i)(r)	Upstream				13,905,565	13,906	13,815
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment				3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(r)	Service & Equipment				626,806	627	—
Extraction Oil & Gas, Inc., Common Equity	(k)(r)(z)	Upstream				1,140,637	11,250	16,323
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(q)(r)(aa)	Upstream				66,000	66,000	19,140
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(q)(r)(aa)	Upstream				12,374	8,176	3,619
FourPoint Energy, LLC, Common Equity, Class E-II Units	(i)(r)(aa)	Upstream				150,937	37,734	43,395
FourPoint Energy, LLC, Common Equity, Class E-III Units	(i)(k)(q)(r)(aa)	Upstream				222,750	55,688	64,598
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment				2,785,562	2,786	2,507
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment				472,755	473	709
JSS Holdco, LLC, Net Profits Interest	(r)	Service & Equipment				N/A	—	103
Lusk Operating LLC, Common Equity	(r)(u)(bb)	Upstream				2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment				490,213	490	—
PDI Parent LLC, Common Equity	(r)	Power				1,384,615	1,385	1,454
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(r)(w)(aa)	Upstream				9,599,928	58,985	58,284
SandRidge Energy, Inc., Common Equity	(h)(l)(m)(o)(r)(z)	Upstream				1,009,878	22,542	21,278
Sunnova Energy Corp., Common Equity	(r)	Power				6,667,368	25,026	—
Sunnova Energy Corp., Preferred Equity	(r)	Power				1,117,214	5,948	4,502
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment				3,750,000	6,029	2,062
Synergy Offshore LLC, Preferred Equity	(k)(p)(r)(y)	Upstream				71,131	93,009	25,465
TE Holdings, LLC, Common Equity	(i)(r)	Upstream				2,225,950	18,921	3,617
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream				1,475,531	14,734	14,018
The Brock Group, Inc., Common Equity	(j)(r)	Service & Equipment				786,094	15,617	16,390
Titan Energy, LLC, Common Equity	(k)(r)(z)(aa)	Upstream				555,496	17,554	844
Total Safety Holdings, LLC, Common Equity	(j)(r)	Service & Equipment				12,897	4,707	4,659
Warren Resources, Inc., Common Equity	(l)(r)(aa)	Upstream				4,415,749	20,754	7,507
White Star Petroleum Holdings, LLC, Common Equity	(i)(r)	Upstream				4,867,084	4,137	3,650

Total Equity/Other							641,081	411,580

TOTAL INVESTMENTS—134.8%							$4,357,766	3,996,705

LIABILITIES IN EXCESS OF OTHER ASSETS—(34.8%)								(1,030,663)

NET ASSETS—100.0%								$2,966,042

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or 'L,' was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind.
(c)
Denominated in U.S. dollars, unless otherwise noted.
(d)
Investments classified as Level 3 in the Company's fair value hierarchy whereby fair value was determined by the Company's board of trustees, unless otherwise noted (see Note 7).
(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(f)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).
(g)
Position or portion thereof unsettled as of December 31, 2017.
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
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of December 31, 2017, 71.2% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of December 31, 2017, the fair value of securities rehypothecated by BNP was $279,961.
(p)
Security was on non-accrual status as of December 31, 2017.
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
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2017.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2017.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security is classified as Level 1 in the Company's fair value hierarchy (See Note 7).

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(aa)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the year December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-In-Kind, Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(2)	PIK Income(2)	Fee Income(2)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$73,294	$5,433	$—	$—	$—	$(3,374)	$75,353	$7,152	$—	$—
BL Sand Hills Unit, L.P.	—	64,187	(44,460)	—	(2,358)	2,631	20,000	3,857	—	—
Sunnova Asset Portfolio 5 Holdings, LLC	151,148	—	(149,652)	2,217	—	(3,713)	—	6,992	—	—
Warren Resources, Inc.	78,437	796	—	—	—	1,981	81,214	7,818	796	—
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	85,427	9,863	(332)	4,237	—	(37,169)	62,026	16,269	9,863	—
Senior Secured Bonds
FourPoint Energy, LLC	240,709	—	(2,227)	2,183	—	(1,719)	238,946	22,834	—	—
Ridgeback Resources Inc.	3,887	—	—	16	—	(16)	3,887	473	—	—
Sunnova Energy Corp(3)	—	33,671	(33,671)	—	—	—	—	2,738	859	656
Equity/Other
Altus Power America Holdings, LLC, Common Equity	12,474	—	—	—	—	(10,603)	1,871	—	—	—
Altus Power America Holdings, LLC, Preferred Equity	23,982	1,811	—	—	—	—	25,793	3,586	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	—	5,180	—	—	—	(4,214)	966	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	—	740	—	—	—	(14)	726	—	—	—
BL Sand Hills Unit, L.P., Series A Units	—	24,019	—	—	—	(17,019)	7,000	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	31,845	—	—	—	—	(12,705)	19,140	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	6,032	—	—	—	—	(2,413)	3,619	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	125,670	—	(30,938)	—	—	(51,337)	43,395	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	107,477	—	—	—	—	(42,879)	64,598	—	—	—
Ridgeback Resources Inc., Common Equity	58,985	—	—	—	—	(701)	58,284	—	—	—
Sunnova Energy Corp., Common Equity(3)	36,204	—	(25,026)	—	—	(11,178)	—	—	—	—
Sunnova Energy Corp., Preferred Equity(3)	3,141	2,868	(5,948)	—	—	(61)	—	—	—	—
Titan Energy, LLC, Common Equity	13,332	—	—	—	—	(12,488)	844	—	—	—
Warren Resources, Inc., Common Equity	18,988	—	—	—	—	(11,481)	7,507	—	—	—

Total	$1,071,032	$148,568	$(292,254)	$8,653	$(2,358)	$(218,472)	$715,169	$71,719	$11,518	$656

(1)
Security includes a partially unfunded commitment with an amortized cost of $23,872 and a fair value of $23,395.
(2)
Interest, PIK and fee income presented for the year ended December 31, 2017.
(3)
The Company held this investment as of December 31, 2017 but as of such date, was not deemed to be an "affiliated person" of the portfolio company or deemed to "control" the portfolio company,

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(bb)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in a portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an "affiliated person" of and deemed to "control" for the year ended December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-In-Kind, Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017
Senior Secured Loans—First Lien
Lusk Operating LLC	1,031	1,800	—	—	—	(2,831)	—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	(1,000)	—	—	1,000	—

Total	$1,031	$1,800	$(1,000)	—	—	$(1,831)	$—

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

        The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, the Company had five wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

        As the Company previously announced on December 11, 2017, GSO Capital Partners LP, or GSO, intends to resign as the investment sub-adviser and terminate the investment sub-advisory agreement, dated April 28, 2011, or the investment sub-advisory agreement, that FS Advisor has entered into with GSO, effective April 9, 2018 (the date of such termination, the GSO end date). In connection with GSO's resignation as the Company's investment sub-adviser, FS Advisor and its affiliates and EIG Asset Management, LLC and its affiliates, or EIG, desire to enter into a relationship whereby FS Advisor and EIG will jointly provide management, investment advisory and administrative services to us through FS/EIG Advisor, LLC, or FS/EIG Advisor, a newly-formed investment adviser jointly operated by FS Advisor and EIG.

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
(in thousands, except share and per share amounts) (Continued)

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        The fair values of the Company's investments are determined in good faith by its board of trustees. The Company's board of trustees is responsible for the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Company's valuation policy and consistently applied valuation process. The Company's board of trustees has delegated day-to-day responsibility for implementing its valuation policy to FS Advisor's management team, and has authorized FS Advisor's management team to utilize independent third-party valuation and pricing services that have been approved by its board of trustees. The valuation committee is responsible for overseeing FS Advisor's implementation of the valuation policy.

        Revenue Recognition:    Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company's policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company's judgment.

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

        In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, the Company is required to adopt the new guidance as of January 1, 2018 and

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

expects to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.

        In connection with its evaluation of the impact of the new revenue recognition guidance on its revenue recognition polices for structuring and other non-recurring upfront fees, the Company has performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, the Company expects to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In its analysis, the Company considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, the Company considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on its analysis, the Company expects to provide additional revenue recognition disclosures required under the new standard but does not otherwise expect a material effect on its consolidated financial statements.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Income Taxes:    The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC and maintain RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its shareholders, in respect of each tax year, dividends of an amount generally at least equal to 90% of its "investment company taxable income," which is generally the Company's net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regarding to any deduction for dividends paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes as dividends to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax treatment each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not timely distribute dividends each calendar year of an amount at least equal to the sum of 98% of ordinary income (taking into account certain deferrals and elections) for the calendar year, 98.2% of any capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year, and any recognized and undistributed ordinary income from prior years for which it paid no income taxes. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. During the years ended December 31, 2017, 2016 and 2015, the Company accrued $0, $209 and $313, respectively, in estimated income and excise taxes payable in respect of income received.

        Uncertainty in Income Taxes:    The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, the Company did not incur any interest or penalties.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Distributions:    Distributions to the Company's shareholders are recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company intends to authorize, declare and pay ordinary cash distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

        Reclassifications:    Certain amounts in the consolidated financial statements for the years ended December 31, 2016 and 2015 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2017. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	51,914,810	$388,426	59,008,526	$547,181
Reinvestment of Distributions	25,383,052	186,471	25,722,629	180,011	18,641,269	152,401

Total Gross Proceeds	25,383,052	186,471	77,637,439	568,437	77,649,795	699,582
Commissions and Dealer Manager Fees	—	—	—	(33,699)	—	(48,351)

Net Proceeds to Company	25,383,052	186,471	77,637,439	534,738	77,649,795	651,231
Repurchases of Common Shares	(19,500,012)	(143,659)	(9,685,608)	(67,307)	(4,833,902)	(40,009)

Net Proceeds from Share Transactions	5,883,040	$42,812	67,951,831	$467,431	72,815,893	$611,222

Public Offering of Shares

        In November 2016, the Company closed its continuous public offering of common shares to new investors. The Company sold 449,543,498 common shares for gross proceeds of $4,362,119 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan during that period. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of March 7, 2018, the Company had raised total gross proceeds of $4,602,136.

        During the period from January 1, 2018 to March 7, 2018, the Company issued 3,128,865 common shares pursuant to its distribution reinvestment plan for gross proceeds of $20,910 at an average price per share of $6.68.

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
(in thousands, except share and per share amounts) (Continued)

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 3. Share Transactions (Continued)

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2017, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 7, 2015	450,293	100%	0.15%	$8.820	$3,972
March 31, 2015	April 1, 2015	716,857	100%	0.22%	$8.730	6,258
June 30, 2015	July 1, 2015	955,664	100%	0.28%	$8.820	8,429
September 30, 2015	October 7, 2015	2,711,088	100%	0.76%	$7.875	21,350

Total		4,833,902				$40,009

Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	13,938
June 30, 2016	July 6, 2016	1,788,021	100%	0.43%	$7.200	12,874
September 30, 2016	October 5, 2016	2,983,921	100%	0.69%	$7.425	22,156

Total		9,685,608				$67,307

Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.700	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.750	35,552
June 30, 2017	July 3, 2017	4,990,805	100%	1.12%	$7.200	35,934
September 30, 2017	October 2, 2017	7,682,421	100%	1.72%	$7.150	54,929

Total		19,500,012				$143,659

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

        On January 12, 2018, the Company repurchased 9,018,665 common shares (representing 64% of common shares tendered for repurchase and 2.02% of the shares outstanding as of such date) at $6.70 per share for aggregate consideration totaling $60,425.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

        Pursuant to the investment advisory and administrative services agreement, FS Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company's gross assets (gross assets equals total assets as set forth on the Company's consolidated balance sheets) and an incentive fee based on the Company's performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on July 18, 2011, upon commencement of the Company's investment operations. Base management fees are paid on a quarterly basis in arrears. Effective January 1, 2018, FS Advisor agreed to (a) permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of the Company's gross assets and (b) waive incentive fees on income for a period of twelve months ending December 31, 2018. See

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 4. Related Party Transactions (Continued)

Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS Advisor may be entitled to under the investment advisory and administrative services agreement.

        Pursuant to the sub-advisory agreement, GSO will receive 50% of all management and incentive fees payable to FS Advisor under the investment advisory and administrative services agreement with respect to each year.

        The Company reimburses FS Advisor for expenses necessary to perform services related to the Company's administration and operations, including FS Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to the Company on behalf of FS Advisor. The amount of the reimbursement payable to FS Advisor is the lesser of (1) FS Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company's board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FS Advisor. The Company's board of trustees then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees, among other things, compares the total amount paid to FS Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs. The Company will not reimburse FS Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS Advisor.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 4. Related Party Transactions (Continued)

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

        The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2017, 2016 and 2015:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016	2015
FS Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$88,938	$76,580	$75,997
FS Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$10,499	$5,774	$31,016
FS Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,829	$3,870	$4,056
FS Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$3,548	$4,238
FS Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(5)	$2,858	—	—
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	—	$6,545	$9,251

(1)
During the year ended December 31, 2017, $73,143 in base management fees were paid to FS Advisor and $14,816 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). During the years ended December 31, 2016 and 2015, $74,063 and $75,571 in base management fees were paid to FS Advisor. As of December 31, 2017, $21,834 in base management fees were payable to FS Advisor, and it is intended that $5,945 of such fees will be applied to offset the liability of FS Investments under the expense reimbursement agreement and the balance, $15,889, will be paid to FS Advisor.

(2)
During the year ended December 31, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the years ended December 31, 2016 and 2015, $17,822 and $31,110, respectively, of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2017, the Company did not have any subordinated incentive fee on income payable to FS Advisor.

(3)
During the years ended December 31, 2017, 2016 and 2015, $2,638, $3,704 and $3,784, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $3,945, $4,265 and $3,837, respectively, in administrative services expenses to FS Advisor during the years ended December 31, 2017, 2016 and 2015.

(4)
During the years ended December 31, 2016 and 2015, the Company incurred offering costs of $4,675 and $8,950, respectively, of which $3,548 and $4,238, respectively, related to reimbursements to FS Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

(5)
During the year ended December 31, 2017, the Company accrued $2,858 for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see "—Expense Reimbursement" below). During the year ended December 31, 2017, $2,858 of expense recoupments were paid to FS Advisor. As of December 31, 2017, the Company did not have any expense recoupments payable to FS Advisor.

(6)
Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 4. Related Party Transactions (Continued)

Potential Conflicts of Interest

        FS Advisor's senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to the Fund Complex. As a result, such personnel provide investment advisory services to certain other funds or products in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FS Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company's investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FS Advisor or its management team.

Exemptive Relief

        As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, the "FSIC Franchise" and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively the Company's co-investment affiliates. However, in connection with the potential transition of advisory services from a sub-advisory relationship with GSO to a joint advisory relationship with EIG, and in an effort to mitigate potential future conflicts of interest, the Company's board of trustees has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the FSIC Franchise unless sourced by GSO, EIG or the FS/EIG Advisor. The Company may still rely on the Order to participate in certain transactions with the Company's co-investment affiliates with respect to co-investments previously made under the Order. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. Because the Company did not seek exemptive relief to engage in co-investment transactions with GSO and its affiliates, the Company will continue to be permitted to co-invest with GSO and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 4. Related Party Transactions (Continued)

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

        During the year ended December 31, 2017, the Company accrued $31,260 for expense reimbursements that FS Investments has agreed to pay, including $5,945 in expense reimbursements accrued for the three months ended December 31, 2017. As discussed in the footnotes to the table above, the Company offset $14,816 in management fees payable and $10,499 in subordinated income

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 4. Related Party Transactions (Continued)

incentive fees payable by the Company to FS Advisor during the year ended December 31, 2017. As of December 31, 2017, the Company had $5,945 of reimbursements due from FS Investments, which the Company expects to offset against management fees payable by the Company to FS Advisor. As of December 31, 2016, there were no reimbursements payable to the Company from FS Investments.

        As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the year ended December 31, 2017, the Company paid $2,858 in expense recoupments to FS Investments. As of December 31, 2017, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.

        The following table reflects the expense reimbursement payments due from FS Investments to the Company as of December 31, 2017 that may become subject to repayment by the Company to FS Investments:

For the Three Months Ended	Amount of Expense Reimbursement Payment		Annualized "Other Operating Expenses" Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2017	$15,362	(2)	0.40%	9.14%	March 31, 2020
June 30, 2017	—		N/A	N/A	N/A
September 30, 2017	7,095		0.36%	9.91%	September 30, 2020
December 31, 2017	5,647		0.36%	10.57%	December 31, 2020

Total	$28,104

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distribution per share as of such date without compounding), divided by the Company's distribution reinvestment price per share as of such date.

(2)
Amount has been reduced by the $2,858 paid during the year ended December 31, 2017 for expense recoupments payable to FS Investments.

        FS Investments is controlled by the Company's chairman, president and chief executive officer, Michael C. Forman, and the Company's vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company's expenses in future quarters.

FS Benefit Trust

        On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the years ended 2016 and 2015, FS Benefit Trust purchased $142 and $104, respectively, of the Company's common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2017, 2016 and 2015:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.7085	$238,833
2016	$0.7085	$288,982
2017	$0.7085	$312,694

        Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company intends to authorize, declare and pay regular cash distributions on a monthly basis. On January 2, 2018 and March 6, 2018, the Company's board of trustees declared regular monthly cash distributions for January 2018 through March 2018 and April 2018 through June 2018, respectively, each in the amount of $0.041667 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company's board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        For the year ended December 31, 2017, portions of the Company's distributions were funded through the reimbursement of expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on the Company's investment performance, and can only be sustained if the Company achieves positive investment performance in future periods

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 5. Distributions (Continued)

and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. The Company's future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company's expenses, 9% of the aggregate amount of distributions paid during the year ended December 31, 2017 would have been funded from offering proceeds or borrowings.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	282,701	90%	273,529	95%	224,586	94%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	14,247	6%
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of investments in portfolio companies	1,591	1%	15,453	5%	—	—
Expense reimbursement from sponsor	28,402	9%	—	—	—	—

Total	$312,694	100%	$288,982	100%	$238,833	100%

(1)
During the years ended December 31, 2017, 2016 and 2015, 80.8%, 79.8% and 87.2%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned, 0.5%, 3.9% and 2.6%, respectively, was attributable to non-cash income earned. In addition, 14.2%, 13.3% and 8.1%, respectively, was attributed to paid-in-kind, or PIK, interest and 4.4%, 3.0% and 2.1%, respectively, was attributed to accretion of discount during the years ended December 31, 2017, 2016 and 2015.

        The Company's net investment income on a tax basis for the years ended December 31, 2017, 2016 and 2015 was $311,103, $262,430 and $234,163, respectively. As of December 31, 2017 and 2016, the Company had $0 and $242, respectively, of undistributed ordinary income on a tax basis and distributions received from investments in portfolio companies.

        During the year ended December 31, 2017, certain investments in the portfolio were restructured or experienced defaults. The Company may experience additional restructurings or defaults in the future. These restructurings and defaults may have an impact on the level of income received by the Company.

        The difference between the Company's GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount,

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 5. Distributions (Continued)

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

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
GAAP-basis net investment income	$286,574	$231,647	$227,595
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(22,840)	(5,791)	(10,185)
GAAP vs. tax-basis consolidation of certain subsidiaries	29,972	18,088	9,252
Income subject to tax not recorded for GAAP	17,419	13,834	9,396
Other miscellaneous differences	(22)	4,652	(1,895)

Tax-basis net investment income	$311,103	$262,430	$234,163

        The Company may make certain adjustments to the classification of shareholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2017, the Company increased accumulated undistributed (distributions in excess of) net investment income by $38,020, decreased accumulated net realized gains (losses) on investments and gain/loss on foreign currency by $8,845, and reduced capital in excess of par value by $29,175. During the year ended December 31, 2016, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated net realized gains (losses) on investments and gain/loss on foreign currency by $14,120 and $64,199, respectively, and reduced capital in excess of par value by $78,319.

        The determination of the tax attributes of the Company's distributions is made annually as of the end of the Company's fiscal year based upon the Company's taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

        As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2017	2016
Distributable ordinary income, net of distributions received from investments in portfolio companies	$—	$242
Accumulated capital losses(1)	(430,039)	(367,653)
Other temporary differences	(198)	79
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(498,322)	(115,266)

Total	$(928,559)	$(482,598)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $18,690 and $411,349, respectively.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 5. Distributions (Continued)

(2)
As of December 31, 2017 and 2016, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $104,844 and $224,411, respectively, and the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $603,166 and $339,677, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,557,977 and $4,014,678 as of December 31, 2017 and 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(498,322) and $(115,266) as of December 31, 2017 and 2016, respectively.

        As of December 31, 2017 and 2016, the Company had deferred tax liabilities of $0 and $46,278, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and deferred tax assets of $73,103 and $81,116, respectively, resulting from net operating and capital losses of the Company's wholly-owned taxable subsidiaries. As of December 31, 2017 and 2016, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of $73,103 and $34,838, respectively. For the years ended December 31, 2017 and 2016, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$961,883	$924,926	23%	$947,803	$912,491	23%
Senior Secured Loans—Second Lien	860,470	796,524	20%	948,762	873,869	22%
Senior Secured Bonds	664,542	660,151	17%	388,512	397,614	10%
Subordinated Debt	1,229,790	1,203,524	30%	1,049,097	1,043,167	27%
Equity/Other	641,081	411,580	10%	628,814	683,299	18%

	$4,357,766	$3,996,705	100%	$3,962,988	$3,910,440	100%

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

        As of December 31, 2017, the Company held investments in one portfolio company of which it is deemed to "control." As of December 31, 2017, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (aa) and (bb) to the consolidated schedule of investments as of December 31, 2017.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 6. Investment Portfolio (Continued)

        As of December 31, 2016, the Company held investments in one portfolio company of which it is deemed to "control." As of December 31, 2016, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (p) and (aa) to the consolidated schedule of investments as of December 31, 2016.

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2017, the Company had four senior secured loan investments with aggregate unfunded commitments of $90,662 and two equity/other investments with aggregate unfunded commitments of $8,751. As of December 31, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity and Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had four senior secured loan investments with aggregate unfunded commitments of $82,404, and four equity/other investments with aggregate unfunded commitments of $14,942. As of December 31, 2016, these unfunded equity/other investments were Altus Power America Holdings, LLC, BL Sand Hills Unit, L.P., net profits interest, BL Sand Hills Unit, L.P., overriding royalty interest and Synergy Offshore LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,539,867	64%	$2,270,769	58%
Midstream	441,189	11%	343,713	9%
Downstream	47,831	1%	49,623	1%
Power	231,495	6%	523,153	13%
Service & Equipment	736,323	18%	723,182	19%

Total	$3,996,705	100%	$3,910,440	100%

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 7. Fair Value of Financial Instruments (Continued)

        Level 2:    Inputs that are quoted prices for similar assets or liabilities in active markets.

        Level 3:    Inputs that are unobservable for an asset or liability.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

        As of December 31, 2017 and 2016, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2017	December 31, 2016
Level 1—Price quotations in active markets	$38,445	$46,728
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,958,260	3,863,712

Total	$3,996,705	$3,910,440

        The Company's investments consist primarily of debt investments that are either acquired directly from the issuer or traded on an over-the-counter market for institutional investors. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company's equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company's board of trustees determines that the cost of such investment is the best indication of its fair value. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service.

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
(in thousands, except share and per share amounts) (Continued)

Note 7. Fair Value of Financial Instruments (Continued)

        The following is a reconciliation for the years ended December 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712
Accretion of discount (amortization of premium)	4,400	7,294	2,191	9,025	—	22,910
Net realized gain (loss)	(7,205)	(65,483)	801	(4,238)	(14,958)	(91,083)
Net change in unrealized appreciation (depreciation)	(1,645)	10,947	(13,493)	(20,336)	(264,348)	(288,875)
Purchases	397,162	428,871	347,091	621,372	55,767	1,850,263
Paid-in-kind interest	12,854	14,222	859	1,295	3,751	32,981
Sales and repayments	(393,131)	(473,196)	(74,912)	(446,761)	(43,648)	(1,431,648)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$924,926	$796,524	$660,151	$1,203,524	$373,135	$3,958,260

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,089	$7,011	$(12,818)	$(5,215)	$(90,476)	$(100,409)

	For the Year Ended December 31, 2016
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$929,790	$923,402	$323,948	$579,740	$312,618	$3,069,498
Accretion of discount (amortization of premium)	4,048	3,036	1,440	6,105	1,356	15,985
Net realized gain (loss)	(57,093)	(71,615)	(39,217)	(94,508)	11,002	(251,431)
Net change in unrealized appreciation (depreciation)	89,968	215,421	130,629	275,202	54,404	765,624
Purchases	307,960	203,980	147,795	410,587	377,866	1,448,188
Paid-in-kind interest	13,579	10,486	468	1,062	15,305	40,900
Sales and repayments	(375,761)	(410,841)	(167,449)	(135,021)	(135,980)	(1,225,052)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$37,758	$76,863	$60,527	$145,201	$97,503	$417,852

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2017 and 2016 were as follows:

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$560,200	Market Comparables	Market Yield (%)	8.0% - 13.0%	10.4%
			EBITDA Multiples (x)	5.3x - 8.0x	6.4x
			Proved Reserves Multiples (Mmboe)	$5.8 - $6.3	$6.0
			PV-10 Multiples (x)	0.4x - 0.5x	0.4x
	273,133	Market Quotes	Indicative Dealer Quotes	71.3% - 102.0%	98.4%
	91,593	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans—Second Lien	588,486	Market Comparables	Market Yield (%)	8.5% - 20.7%	11.9%
			EBITDA Multiples (x)	6.0x - 6.5x	6.3x
	14,850	Cost	Cost	100.0% - 100.0%	100.0%
	193,188	Market Quotes	Indicative Dealer Quotes	31.0% - 101.3%	92.6%
Senior Secured Bonds	488,721	Market Comparables	Market Yield (%)	7.7% - 12.3%	8.9%
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
			EBITDA Multiples (x)	4.8x - 5.3x	5.0x
	171,430	Market Quotes	Indicative Dealer Quotes	73.0% - 107.8%	89.1%
Subordinated Debt	110,255	Market Comparables	Market Yield (%)	11.0% - 14.8%	11.4%
			PV-10 Multiples (x)	1.2x - 1.2x	1.2x
	1,093,269	Market Quotes	Indicative Dealer Quotes	50.0% - 120.2%	100.7%
Equity/Other	329,226	Market Comparables	EBITDA Multiples (x)	5.5x - 23.5x	8.1x
			Production Multiples (Mboe/d)	$32,500.0 - $51,250.0	$37,007.0
			Proved Reserves Multiples (Mmboe)	$8.3 - $11.3	$9.1
			Production Multiples (MMcfe/d)	$5,000.0 - $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 - $2.0	$1.9
			PV-10 Multiples (x)	0.8x - 2.6x	1.9x
			Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			Market Yield (%)	15.3% - 15.8%	15.5%
	1,692	Discounted Cash Flow	Discount Rate (%)	11.0% - 30.5%	12.2%
	103	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	19,820	Other(2)	Other(2)	N/A	N/A
	22,294	Market Quotes	Indicative Dealer Quotes	$1.5 - $372.5	$81.7

Total	$3,958,260

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

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

Note 8. Financing Arrangements

        The following tables present a summary of information with respect to the Company's outstanding financing arrangements as of December 31, 2017 and 2016:

	As of December 31, 2017
Facility(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%	300,000	—	September 27, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	340,000	—	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019

Total			$1,220,000	$100,000

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 8. Financing Arrangements (Continued)

	As of December 31, 2016
Facility(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.10%	113,737	186,263	September 27, 2017(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	200,000	115,000	June 11, 2017
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Repurchase Financing	Repurchase	L+3.38%	325,000	—	September 15, 2018
Natixis Credit Facility	Revolving	CP+2.25%	50,328	—	July 11, 2023
Wells Fargo Credit Facility	Revolving	L+2.50% to 2.75%	29,600	30,400	September 9, 2018

Total			$873,665	$431,663

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described below, this facility generally is terminable upon 270 days' notice by either party. As of December 31, 2017 and 2016, neither party had provided notice of its intent to terminate the facility.

(3)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

        For the years ended December 31, 2017, 2016 and 2015 the components of total interest expense for the Company's financing arrangements were as follows:

Arrangement(1)	Barclays Credit Facility	BNP Facility	Citibank Credit Facility	Deutsche Bank Credit Facility	Fortress Facility	Goldman Facility	Goldman Repurchase Financing	Natixis Credit Facility	Wells Fargo Credit Facility	Total
2017
Interest expense(2)	$460	$6,696	—	$9,111	$9,494	$14,251	$4,305	$750	$530	$45,597
Amortization of deferred financing costs	58	—	—	1,153	273	412	91	342	1,360	3,689

Total interest expense	$518	$6,696	—	$10,264	$9,767	$14,663	$4,396	$1,092	$1,890	$49,286

2016
Interest expense(2)	$238	$3,173	—	$6,609	$6,503	—	$11,927	$2,217	$3,252	$33,919
Amortization of deferred financing costs	29	—	—	1,145	270	—	129	1,044	590	3,207

Total interest expense	$267	$3,173	—	$7,754	$6,773	—	$12,056	$3,261	$3,842	$37,126

2015
Interest expense(2)	—	$3,490	$471	$6,407	$647	—	$9,448	$3,041	$4,492	$27,996
Amortization of deferred financing costs	—	76	130	1,036	27	—	128	782	528	2,707

Total interest expense	—	$3,566	$601	$7,443	$674	—	$9,576	$3,823	$5,020	$30,703

(1)
Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 8. Financing Arrangements (Continued)

        For the years ended December 31, 2017, 2016 and 2015 the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company's financing arrangements were as follows:

Arrangement	Barclays Credit Facility(2)	BNP Facility(3)	Citibank Credit Facility	Deutsche Bank Credit Facility(4)	Fortress Facility(4)	Goldman Facility(4)	Goldman Repurchase Financing(4)	Natixis Credit Facility(4)	Wells Fargo Credit Facility(4)	Total/ Average
2017
Cash paid for interest expense	$462	$6,192	—	$8,390	$9,102	$13,240	$4,954	$943	$609	$43,892
Average borrowings(5)	$1,945	$225,507	—	$257,753	$155,000	$283,356	$96,164	$21,294	$14,120	$1,055,139
Effective interest rate(1)	—	3.04%	—	3.39%	6.25%	5.04%	—	—	—	4.24%
Weighted average interest rate(1)	5.71%	2.97%	—	3.53%	6.13%	5.03%	4.48%	3.52%	3.75%	4.32%
2016
Cash paid for interest expense	$173	$3,169	—	$6,591	$5,093	—	$11,752	$2,309	$3,550	$32,637
Average borrowings	—	$113,737	—	$216,612	$100,679	—	$324,989	$71,692	$91,283	$918,992
Effective interest rate(1)	—	2.10%	—	2.89%	5.77%	—	4.23%	3.38%	3.58%	3.85%
Weighted average interest rate(1)	—	2.79%	—	3.05%	6.46%	—	3.67%	3.09%	3.56%	3.69%
2015
Cash paid for interest expense	—	$3,528	$1,011	$6,316	—	—	$9,419	$3,195	$4,369	$27,838
Average borrowings	—	$209,117	$70,020	$280,000	$56,714	—	$251,427	$116,357	$129,575	$1,113,210
Effective interest rate(1)	—	1.71%	—	2.30%	5.75%	—	3.09%	2.77%	3.23%	2.95%
Weighted average interest rate(1)	—	1.67%	2.99%	2.29%	7.33%	—	3.76%	2.61%	3.47%	2.77%

(1)
Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any. If applicable, the weighted average interest rate presented for periods of less than one year is annualized

(2)
Interest is paid quarterly in arrears and commenced on February 6, 2017.

(3)
Interest paid monthly in arrears.

(4)
Interest paid quarterly in arrears.

(5)
The average borrowings calculated for the period in which amounts were outstanding during the year ended December 31, 2017 were $23,667, $402,432, $325,000, $36,489 and $24,897 under the the Barclays credit facility, Goldman facility, Goldman repurchase financing, Natixis credit facility and Wells Fargo credit facility, respectively.

Barclays Credit Facility

        On May 18, 2016, Bryn Mawr Funding LLC, or Bryn Mawr Funding, a wholly-owned subsidiary, entered into a revolving credit facility, or the Barclays credit facility, with Barclays Bank PLC, or Barclays, as administrative agent, and the lenders from time to time party thereto. The Barclays credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $100,000, including a subfacility for the issuance of letters of credit for Bryn Mawr Funding's account in an aggregate face amount of up to $10,000. Bryn Mawr Funding's obligations to Barclays under the Barclays credit facility are secured by a first priority security interest in substantially all of the assets of Bryn Mawr Funding, including its portfolio of assets and the assets of its subsidiaries, subject to customary exceptions. In addition, the Company has agreed to guaranty the obligations of Barclays and grant a first priority lien in favor of Barclays, for the benefit of the lenders, on the membership interests in Bryn Mawr Funding. Interest under the Barclays credit facility for (i) loans for which the Company elects the eurocurrency option is payable at a rate equal to LIBOR plus 325 basis points per annum; and (ii) loans for which the Company elects the base rate option is payable at a rate equal to 225 basis points per annum plus the greatest of (a) the U.S. Prime Rate, (b) the federal funds effective rate for such day plus 50 basis points, (c) three-month LIBOR plus 100 basis points per annum and (d) zero. Bryn Mawr Funding will pay a commitment fee of 375 basis points per annum on the unused portion of the commitments under the Barclays credit facility during the revolving period and letter of credit participation fees and a fronting fee on the average daily amount of any letters of credit issued under the Barclays credit facility. The Barclays credit facility

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 8. Financing Arrangements (Continued)

provides for a four year revolving period followed by a one year term-out period, after which time all outstanding advances and other amounts will become due and payable.

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

        The Company incurred costs in connection with obtaining the Barclays credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Barclays credit facility. As of December 31, 2017, $196 of such deferred financing costs had yet to be amortized to interest expense.

BNP Facility

        On December 11, 2013, Berwyn Funding LLC, or Berwyn Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a committed facility arrangement, or the BNP facility, with BNP Paribas Prime Brokerage International, Ltd (as assignee of BNP Paribas Prime Brokerage, Inc.), or BNP. As amended to date, Berwyn Funding can borrow, from time to time, up to $325,000 from BNP. The BNP facility was effected through a committed facility agreement by and between Berwyn Funding and BNP, or the committed facility agreement, a U.S. PB Agreement by and between Berwyn Funding and BNP, and related transaction documents each dated as of December 11, 2013, as amended to date, which are collectively referred to herein as the BNP financing agreements. Under the terms of the BNP facility, as amended, the maximum committed amount available to Berwyn Funding is $300,000, the interest rate payable on borrowings under the committed facility agreement is three-month LIBOR plus 135 basis points and the commitment fee payable under the committed facility agreement is (a) 65 basis points on unused amounts so long as 75% or more of the facility amount under the committed facility agreement is utilized or (b) 85 basis points on unused amounts if less than 75% of the facility amount under the committed facility agreement is utilized.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 8. Financing Arrangements (Continued)

provide Berwyn Funding with 270 days' notice prior to terminating or amending the committed facility agreement.

        In connection with the BNP facility, Berwyn Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing transactions. The BNP facility contains events of default and termination events customary for similar financing transactions, and additionally an event of default or termination event upon the termination of the investment advisory and administrative services agreement or if FS Advisor otherwise ceases to act as investment adviser to the Company and is not immediately replaced by an affiliate or other investment adviser acceptable to BNP.

        The Company incurred costs in connection with obtaining the BNP facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the BNP facility. As of December 31, 2017, all of such deferred financing costs had been amortized to interest expense.

Citibank Credit Facility

        On March 24, 2015, EP Funding LLC, or EP Funding, the Company's wholly-owned, special purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Citibank credit facility, with Citibank, N.A., or Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Citibank credit facility provided for borrowings in an aggregate principal amount up to $175,000 on a committed basis. Prior to the termination of the Citibank credit facility, borrowings under the Citibank credit facility accrued interest at a rate equal to three-month LIBOR plus 275 basis points per annum. Under the Citibank credit facility, EP Funding was subject to a non-usage fee of 50 basis points per annum to the extent that the aggregate principal amount available under the Citibank credit facility was not borrowed.

Deutsche Bank Credit Facility

        On June 24, 2011, FSEP Term Funding, LLC, or FSEP Funding, the Company's wholly-owned, special-purpose financing subsidiary, entered into a revolving credit facility, or the Deutsche Bank credit facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lender party thereto. Under the terms of the Deutsche Bank credit facility, as amended, the maximum committed amount available to FSEP Funding is $340,000, the interest rate payable on borrowings is three-month LIBOR plus 205 basis points and FSEP Funding is subject to a non-usage fee of 75 basis points per annum. Any amounts borrowed under the Deutsche Bank credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 11, 2018.

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

        Borrowings under the Deutsche Bank credit facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to FSEP Funding varies depending upon the types of assets in FSEP Funding's portfolio. The occurrence of certain events described as "Super-Collateralization Events" in the credit agreement that governs the Deutsche Bank credit facility, or a decline in the Company's net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) the bankruptcy or insolvency of the Company's sub-advisor or FS Advisor;

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 8. Financing Arrangements (Continued)

(ii) the Company's sub-advisor ceasing to act as the Company's sub-adviser or FS Advisor ceasing to act as the Company's investment adviser; (iii) the Company ceasing to act as FSEP Funding's investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value above a specified threshold; and (iv) the Company, the Company's sub-advisor or FS Advisor committing fraud or other illicit acts in its or their investment advisory capacities.

        In connection with the Deutsche Bank credit facility, FSEP Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing transactions. The Deutsche Bank financing agreements contain events of default customary for similar financing transactions.

        The Company incurred costs in connection with obtaining and amending the Deutsche Bank credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of December 31, 2017, $524 of such deferred financing costs had yet to be amortized to interest expense.

Fortress Facility

        On November 6, 2015, Foxfields Funding LLC, or Foxfields Funding, a wholly-owned financing subsidiary of the Company, entered into a senior secured multiple draw term loan facility, or the Fortress facility, with Fortress as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. Pursuant to the Fortress facility, as amended, Foxfields Funding has borrowed term loans in the amount of $155,000. Interest under the Fortress facility for (i) loans bearing interest by reference to LIBOR accrues at a rate equal to LIBOR (subject to a floor of 75 basis points) plus 500 basis points per annum, and (ii) loans bearing interest by reference to the base rate accrues at 400 basis points per annum plus the greater of: (x) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its "prime rate," and (y) 175 basis points per annum.

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

        The Company incurred costs in connection with obtaining and amending the Fortress facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Fortress facility. As of December 31, 2017, $884 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 8. Financing Arrangements (Continued)

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

Goldman Facility

        On April 19, 2017, Gladwyne Funding entered into a Credit Agreement with Goldman, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator, or the Goldman term facility. Under the terms of the Goldman term facility, as amended, Gladwyne Funding has borrowed term loans in the amount of $425,000. The interest payable on borrowings under the Goldman term facility is three-month LIBOR plus 372 basis points per annum. The Goldman term facility will mature, and all outstanding principal and accrued and unpaid interest thereunder, will be due and payable, on September 15, 2019.

        If the Goldman term facility is accelerated prior to its stated maturity date due to an event of default or all or a portion of the borrowings are prepaid, then Gladwyne Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the spread over LIBOR (372 basis points per annum) that would have been payable to Goldman on the subject borrowings through the facility's maturity date had the acceleration or prepayment not occurred.

        Pursuant to the Goldman term facility, Gladwyne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman term facility contains events of default and termination events customary for for similar financing transactions.

        The Company incurred costs in connection with obtaining the Goldman term facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman term facility. As of December 31, 2017, $999 of such deferred financing costs had yet to be amortized to interest expense.

Natixis Credit Facility

        On August 2, 2017, Energy Funding LLC, or Energy Funding, the Company's wholly-owned, special-purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Natixis credit facility, which Energy Funding originally entered into on July 11, 2015 with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis credit facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. Prior to the termination of the Natixis credit facility, borrowings under the Natixis credit facility accrued interest at a rate equal to the applicable commercial paper rate plus 225 basis points per annum.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 8. Financing Arrangements (Continued)

Wells Fargo Credit Facility

        On July 27, 2017 and July 28, 2017, Wayne Funding LLC, or Wayne Funding, the Company's wholly-owned, special purpose financing subsidiary, repaid and terminated, respectively, the revolving credit facility, or the Wells Fargo credit facility, which Wayne Funding originally entered into on September 9, 2014 with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, collectively referred to herein as Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wells Fargo credit facility. The Wells Fargo credit facility provided for borrowings in an aggregate principal amount up to $60,000 on a committed basis. Prior to the termination of the Wells Fargo credit facility, borrowings accrued interest at a rate equal to three-month LIBOR plus a spread ranging between 250 and 275 basis points per annum, depending on the composition of the portfolio of assets for the relevant period.

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

        See Note 6 for a discussion of the Company's unfunded commitments.

Note 10. Senior Securities Asset Coverage

        Information about the Company's senior securities is shown in the table below for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit (Exclude Bank Loans)(4)
2013	$624,174	3.69	—	N/A
2014	$1,090,413	3.35	—	N/A
2015	$1,040,494	3.32	—	N/A
2016	$873,665	4.83	—	N/A
2017	$1,220,000	3.43	—	N/A

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 10. Senior Securities Asset Coverage (Continued)

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 11. Financial Highlights

        The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:(1)
Net asset value, beginning of year	$7.61	$6.50	$8.57	$9.66	$9.34
Results of operations(2)
Net investment income	0.65	0.57	0.67	0.74	0.58
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	(0.90)	1.25	(2.18)	(1.46)	0.36

Net increase (decrease) in net assets resulting from operations	(0.25)	1.82	(1.51)	(0.72)	0.94

Shareholder distributions(3)
Distributions from net investment income	(0.71)	(0.67)	(0.67)	(0.62)	(0.65)
Distributions from net realized gain on investments	—	—	(0.04)	(0.07)	(0.01)
Distributions representing tax return of capital	(0.00)	(0.04)	—	—	—

Net decrease in net assets resulting from shareholder distributions	(0.71)	(0.71)	(0.71)	(0.69)	(0.66)

Capital share transactions
Issuance of common shares(4)	—	—	0.18	0.35	0.09
Repurchases of common shares(5)	—	—	—	—	—
Offering costs(2)	—	—	(0.03)	(0.03)	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	—	—	0.15	0.32	0.04

Net asset value, end of year	$6.65	$7.61	$6.50	$8.57	$9.66

Shares outstanding, end of year	446,045,135	440,162,095	372,210,264	299,394,371	173,532,259

Total return(6)	(3.65)%	29.53%	(17.34)%	(4.79)%	10.76%

Total return (without assuming reinvestment of distributions)(6)	(3.29)%	28.00%	(15.87)%	(4.14)%	10.49%

Ratio/Supplemental Data:
Net assets, end of year	$2,966,042	$3,348,894	$2,417,861	$2,565,721	$1,676,237
Ratio of net investment income to average net assets(7)	8.82%	8.19%	8.31%	7.71%	6.04%
Ratio of total expenses to average net assets(7)	4.94%	4.88%	5.55%	5.07%	5.89%
Portfolio turnover	34.08%	35.85%	22.70%	35.55%	53.26%
Total amount of senior securities outstanding, exclusive of treasury securities(8)	$1,220,000	$873,665	$1,040,494	$1,090,413	$624,174
Asset coverage per unit(9)	3.43	4.83	3.32	3.35	3.69

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

(6)
The total return for each year presented was calculated based on the change in net asset value during the applicable year, including the impact of distributions reinvested in accordance with the Company's distribution reinvestment plan. The total

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 11. Financial Highlights (Continued)

  return (without assuming reinvestment of distributions) for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year and dividing the total by the net asset value per share at the beginning of the applicable year. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company's common shares. The total returns include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company's future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company's ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous year should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total returns on the Company's investment portfolio during the applicable year and do not represent actual returns to shareholders.

(7)
Weighted average net assets during the applicable years are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	(0.48)%	0.75%
Ratio of subordinated income incentive fees to average net assets	0.32%	0.20%	1.13%	1.41%	0.69%
Ratio of interest expense to average net assets	1.52%	1.31%	1.12%	0.84%	0.84%
Ratio of offering costs to average net assets	—	0.17%	—	—	—
(8)
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
(in thousands, except share and per share amounts) (Continued)

Note 12. Selected Quarterly Financial Data (Unaudited)

        The following is the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$98,799	$101,071	$102,640	$116,246
Operating expenses
Total expenses	38,611	38,139	37,376	46,458
Less: Expense reimbursement from sponsor	(5,945)	(7,095)	—	(18,220)
Add: Expense recoupment to sponsor	—	—	2,858	—

Net expenses	32,666	31,044	40,234	28,238

Net investment income	66,133	70,027	62,406	88,008
Realized and unrealized gain (loss)	(160,738)	(1,053)	(211,264)	(26,489)

Net increase (decrease) in net assets resulting from operations	$(94,605)	$68,974	$(148,858)	$61,519

Per share information-basic and diluted
Net investment income	$0.15	$0.16	$0.14	$0.20

Net increase (decrease) in net assets resulting from operations	$(0.21)	$0.16	$(0.34)	$0.14

Weighted average shares outstanding	442,770,887	443,940,981	443,232,133	440,957,676

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$94,122	$89,382	$88,326	$97,910
Operating expenses
Total expenses	37,622	33,651	31,300	35,520

Net investment income	56,500	55,731	57,026	62,390
Realized and unrealized gain (loss)	131,673	90,595	399,519	(100,850)

Net increase (decrease) in net assets resulting from operations	$188,173	$146,326	$456,545	$(38,460)

Per share information-basic and diluted
Net investment income	$0.13	$0.13	$0.14	$0.17

Net increase (decrease) in net assets resulting from operations	$0.43	$0.35	$1.14	$(0.10)

Weighted average shares outstanding	435,223,922	421,515,796	401,013,506	377,688,379

        The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

FS Energy and Power Fund

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts) (Continued)

Note 13. Subsequent Events

Waiver of Base Management Fee and Incentive Fee

        Effective January 1, 2018, FS Advisor agreed to (a) permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of the Company's gross assets and (b) waive incentive fees on income for the 2018 calendar year.

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

        As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

        Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 79.

Changes in Internal Control Over Financial Reporting

        During our fourth quarter of 2017, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 11.    Executive Compensation.

        The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is hereby incorporated by reference from the Company's definitive Proxy Statement relating to the Company's 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the Company's fiscal year.

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
10.5
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
10.7
First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 15, 2015.)
10.8
Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2016, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 16, 2016.)
10.9
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
10.14
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.15
Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.16
Account Control Agreement, dated as of May 24, 2013, by and among EP Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)

10.17	Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.18
Investment Management Agreement, dated as of May 24, 2013, by and between FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 29, 2013.)
10.19
Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Natixis, New York Branch, Wells Fargo Bank, National Association and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.20
Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.21
Collateral Management Agreement, dated as of July 11, 2013, by and between FS Energy and Power Fund and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on July 16, 2013.)
10.22
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)
10.23
Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.24
First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on August 21, 2014.)
10.25
Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 10, 2016.)
10.26
U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.27
First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 10, 2016.)
10.28
Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.29
Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.30
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

10.31	First Amendment to the Loan and Servicing Agreement, dated as of October 13, 2016, among Wayne Funding LLC, as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, Wells Fargo Bank, National Association, as institutional lender, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on October 14, 2016.)
10.32
Purchase and Sale Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC, as purchaser, and FS Energy and Power Fund, as seller. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.33
Collateral Management Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC and FS Energy and Power Fund, as collateral manager. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.34
Securities Account Control Agreement, dated as of September 9, 2014, by and among Wayne Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.35
Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.36
Indenture, dated as of September 11, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.37
First Supplemental Indenture, dated as of December 15, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.38
Second Supplemental Indenture, dated as of September 21, 2016, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 22, 2016.)
10.39	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.40
Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 22, 2016.)
10.41
Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 9, 2016.)
10.42
Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund's Current Report on Form 8-K filed on December 19, 2014.)
10.43
Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)

10.44	Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.45
Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.46
Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.47
Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.48
Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.49
Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.50
Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.51
First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 1, 2015.)
10.52
Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.53
Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.54
Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.55
Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.56
Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.57
Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)

10.58	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.59
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

FS ENERGY AND POWER FUND
Date: March 7, 2018	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 7, 2018	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 7, 2018	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 7, 2018	/s/ David Adelman David Adelman Trustee
Date: March 7, 2018	/s/ Sidney Brown Sidney Brown Trustee
Date: March 7, 2018	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 7, 2018	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 7, 2018	/s/ Thomas J. Gravina Thomas J. Gravina Trustee
Date: March 7, 2018	/s/ Michael Heller Michael Heller Trustee
Date: March 7, 2018	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 7, 2018	/s/ Richard W. Vague Richard W. Vague Trustee
Date: March 7, 2018	/s/ R. Richard Williams R. Richard Williams Trustee