Form 10-K/A
period 2017-12-31
FS Energy & Power Fund
filed 2018-04-27
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware	27-6822130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value
$0.001 per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          There is no established market for the registrant's common shares of beneficial interest. The registrant closed the public offering of its common shares in November 2016. The last offering price at which the registrant issued shares in its public offering was $8.35 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $6.55 per share.

          There were 436,954,538 shares of the registrant's common shares of beneficial interest outstanding as of April 20, 2018.

Documents Incorporated by Reference

          None.

Explanatory Note

        FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the Company's fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the "SEC") on March 7, 2018 (the "Original Report"). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company's definitive proxy statement for the 2018 Annual Meeting of Shareholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company's definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2017 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, the cover page has been updated and amended.

        The Amendment does not affect any other items in the Original Report, including the Company's financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

FS ENERGY AND POWER FUND

FORM 10-K/A FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017

PART III

Item 10.    Trustees, Executive Officers and Corporate Governance.

Board of Trustees

        The role of the Company's board of trustees (the "Board") is to provide general oversight of the Company's business affairs and to exercise all of the Company's powers except those reserved for the shareholders. The responsibilities of the Board also include, among other things, the oversight of the Company's investment activities, the quarterly valuation of the Company's assets, oversight of the Company's financing arrangements and corporate governance activities.

        The Board is currently comprised of eight trustees, six of whom are not "interested persons," as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of the Company or FS/EIG Advisor, LLC, the Company's investment adviser (the "Advisor"), and are "independent" as defined in Rule 5605(a)(2) of The NASDAQ Stock Market LLC. These individuals are referred to as the Company's independent trustees (the "Independent Trustees"). Section 2(a)(19) of the 1940 Act defines an "interested person" to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Trustees are referred to as interested trustees (the "Interested Trustees").

Trustees

        Information regarding the Board is set forth below. We have divided the trustees into two groups—Interested Trustees and Independent Trustees. The address for each trustee is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	TRUSTEE SINCE	EXPIRATION OF TERM
Interested Trustees(1)
Michael C. Forman	57	2010	2018
William C. Sonneborn	48	2018	2018
Independent Trustees
Sidney R. Brown	61	2011	2018
Gregory P. Chandler	51	2010	2018
Richard I. Goldstein	57	2011	2018
Richard W. Vague	62	2011	2018
R. Richard Williams	72	2011	2018
Charles P. Pizzi	67	2012	2018

(1)
"Interested person" of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Sonneborn are each an "interested person" because of their affiliation with the Advisor.

Interested Trustees

        Michael C. Forman is chairman and chief executive officer of FS Investments and has been leading the company since founding it in 2007. He has served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman and chief executive officer of the Company and has served in such capacity since the Company's inception. Mr. Forman previously served as President of the Company from inception through April 2018. Mr. Forman also serves as chairman, president and/or chief executive officer of certain other investment advisers affiliated with FS Investments and funds sponsored by FS Investments. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District

Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

        Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman's experience and his positions as the Company's and the Advisor's chief executive officer make him a significant asset to the Company.

        William C. Sonneborn is the President of the Company and the Advisor and has served in such capacity since April 2018. Mr. Sonneborn is also the President of EIG Global Energy Partners ("EIG Partners") and a member of its Investment and Executive Committees. Prior to joining EIG Partners, he was a partner of Kohlberg Kravis Roberts & Co. ("KKR") and a member of KKR's Management Committee. Mr. Sonneborn served as CEO of KKR Asset Management (the public markets side of KKR) as well as CEO and Director of KKR Financial Corporation (NYSE: KFN), a publicly traded specialty finance firm. He also sat on the board of Nephila Capital, a $10 billion Bermuda-based hedge fund in which KKR purchased a stake in 2013. Prior to joining KKR, he was with The TCW Group, Inc., most recently as President and Chief Operating Officer. Previously, he worked at Goldman, Sachs & Co. in New York and Hong Kong, where he focused on mergers & acquisitions for financial institutions. Mr. Sonneborn graduated with honors from Georgetown University. He is involved with a variety of non-profit organizations, serving as a director or trustee of the Georgetown University Board of Regents, the Georgetown University McDonough School of Business, and the Lucile Packard Foundation for Children's Health at Stanford University.

Independent Trustees

        Sidney R. Brown has served as the chief executive officer of NFI, Inc. (NFI), a premier integrated supply chain solutions company, since the late 1990s. NFI, founded in 1932 as National Hauling, has evolved from a trucking company in a regulated environment, into one of the largest privately-held third party logistics companies in the United States. Sidney is currently a Board Member of J&J Snack Foods (NASDAQ: JJSF) and Cooper Health System. From 1990 to 2017 Sidney served in various capacities with Sun National Bank, including Chairman, acting President, and CEO. He has also previously served on the Boards of Beth El Synagogue and Moorestown Friends. Sidney is a 2016 recipient of the Ernst & Young Entrepreneur of the Year Award. In 1979, Sidney graduated from Georgetown University with a Bachelor of Science in Business Administration. He began his career as a financial analyst with Morgan Stanley in New York City. In 1983, Sidney received his Master of Business Administration from Harvard University before joining NFI.

        Gregory P. Chandler has been chief financial officer of Emtec, Inc., a global information technology services provider, since May 2009. He has also been a member of Emtec Inc.'s board of directors since 2005 where he served as chairman of the audit committee from 2005 through 2009. He presently serves as a director and chairman of the audit committee of the RBB Funds and is a member of the board of the Enterprise Center, a non-profit organization. Gregory is also a director of Spectrum Systems LLP and as an officer and director of GCVC Consulting. Previously, he served as managing director, Investment Banking, at Janney Montgomery Scott LLC from 1999 to April 2009. From 1995 to 1999, he was with PricewaterhouseCoopers (PwC) and its predecessor Coopers and Lybrand where he assisted companies in the Office of the CFO Practice and also worked as a certified public accountant. During his tenure at PwC, Gregory spent the majority of his time in the Investment Company practice. Additionally, he held the position of logistics officer with the United States Army for four years. Gregory holds a master's degree in Business Administration from Harvard Business School and earned a Bachelor of Science in Engineering from the United States Military Academy at West Point. He is also a Certified Public Accountant (inactive).

        Richard I. Goldstein is managing director of Liberty Associated Partners, LP (LAP) since 2000 and Associated Partners, LP (AP) since 2006, both investment funds that make private and public market investments in communications, media, Internet and energy companies. Prior to joining LAP and AP, Richard was vice president of The Associated Group, Inc. (AGI), a multi-billion dollar publicly traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a director, and was responsible for operating AGI's cellular telephone operations. Richard is currently a member of the board of directors of CURRENT Group, LLC and also served as a director of Intellon Corporation prior to its acquisition by Atheros Communications, Inc. He is a member of the board of trustees of The Shipley School and has counseled many early stage companies. Richard received a Bachelor of Science in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

        Charlie P. Pizzi is the retired president, director and chief executive officer of Tasty Baking Company, manufacturer of Tastykake branded snack cakes. He served in these positions from 2002 to May 2011. Prior to leading Tasty Baking Company, Charlie served as president and chief executive officer of the Greater Philadelphia Chamber of Commerce, vice-chairman of the American Chamber of Commerce Executives, and chairman of the Metro Council of Presidents. He also serves on the boards of trustees of FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, and has served in such role since each fund's inception in January 2013. Charlie is a member of FS Global Credit Opportunities Fund's valuation and audit committees and has presided in such roles since June 2013. His career also includes work with the transition teams for Pennsylvania Governor Tom Ridge and Philadelphia Mayor Ed Rendell. Charlie has also served as commerce director for the City of Philadelphia. He has been a trustee of Brandywine Realty Trust since 1996, serving on the audit and compensation committees, a director of Allied Security Holdings LLC since August 2011, a director of PHH Corporation since January 2012, a director of Independence Blue Cross since 1991, serving on the compensation committee, and a director of Drexel University since 1991. He was a director of the Federal Reserve Bank of Philadelphia from 2006 to December 2011, serving as chairman from January 2010 to December 2011. He also previously served as a director of the Philadelphia Stock Exchange from 1998 until it was acquired by NASDAQ in July 2008 and on the board of governors of NASDAQ OMX PHLX, Inc. from August 2008 to March 2009. Charlie earned a master's degree from the University of Pennsylvania and a bachelor's degree from LaSalle University.

        Richard W. Vague is a private investor currently involved as a managing partner of Gabriel Investments, an early stage investment fund. Previously, Richard was the co-founder of Energy Plus Company ("Energy Plus"), an electricity and natural gas supply company operating throughout the United States that was sold to NRG Energy in September 2011. He served as chairman and chief executive officer of Energy Plus from May 2007 until the time of such sale. He was also co-founder and CEO of two credit card companies—First USA Bank, which grew to be the largest Visa issuer in the industry and was sold to Bank One Corporation in 1997, and Juniper Financial Corporation, which was sold to Barclays PLC in 2004. He is president of the FringeArts, and on the boards of the University of Pennsylvania, Penn Medicine, Penn Press, the Franklin Institute, PAFA, and the Dean's Advisory Council of NYU's Tisch School of the Arts. Richard earned a Bachelor of Science in Communication from the University of Texas at Austin.

        R. Richard Williams retired in 2000 as the chief executive officer of Valquip Corporation, which he founded in 1977. Valquip Corporation became the largest distributor of quarter-turn automated valves and electric heat-tracing systems in the United States and was acquired by Tyco International in 1999. He spent his early career in sales and management with Jamesbury Corporation, a major supplier of valves and controls. Richard has extensive audit and finance experience, having served on the board of HC Capital Trust (formerly Hirtle Callaghan Trust) since 2000 and on its audit committee since 2001. He has been a member of the board of Thomas Jefferson University Hospitals for over ten years and is currently chairman of the finance committee as well as vice-chairman of the board. In addition, Richard is currently chairman of Seaboard Advisors, which provides consulting services focused primarily on sales and marketing, and a director of Glenthorne Capital, Inc., which provides consulting services relating to strategic acquisitions. He is co-founder and chairman of the board of Boys' Latin of Philadelphia Charter School. He has been a member of the board and a vice-president of Aronimink Golf Club. He has also served on the boards of Community Academy and the Haverford School.

Executive Officers

        The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	57	Chief Executive Officer
William C. Sonneborn	48	President
Edward T. Gallivan, Jr.	56	Chief Financial Officer and Treasurer
Zachary Klehr	39	Executive Vice President
Sean Coleman	48	Chief Investment Officer
Stephen S. Sypherd	41	General Counsel and Secretary
James F. Volk	55	Chief Compliance Officer

        The address for each executive officer is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Executive Officers Who are Not Trustees

        Edward T. Gallivan has served as our chief financial officer since November 2012. Mr. Gallivan also serves as chief financial officer of certain other funds sponsored by FS Investments. Prior to his appointment as chief financial officer, Mr. Gallivan was a director at BlackRock, Inc. from 2005 to October 2012, where he was head of financial reporting for over 350 mutual funds. From 1988 to 2005, Mr. Gallivan worked at State Street Research & Management Company, where he served as the assistant treasurer of mutual funds. Mr. Gallivan began his career as an auditor at the global accounting firm PwC where he practiced as a certified public accountant. Mr. Gallivan received his B.S. in Business Administration (Accounting) degree at Stonehill College in Massachusetts.

        James F. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of certain of the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the other FS funds. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI Investment Company's Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC's Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.

        Zachary Klehr has served as our executive vice president since our inception in June 2013. Mr. Klehr also currently serves as executive vice president of certain other investment advisers and funds sponsored by FS Investments. Mr. Klehr has also served in various senior officer capacities for FS Investments and its affiliated investment advisers. In this role, he focuses on fund administration, portfolio management, fund operations, technology and client relations. Prior to joining FS Investments, Mr. Klehr served as a vice president at Versa Capital Management, or Versa, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the executive office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and served on the board of trustees of The Philadelphia School where he was a member of the executive, governance, advancement, finance and investment committees.

        Sean Coleman has served as our chief investment officer and as chief investment officer of the Advisor since April 2018. Mr. Coleman also currently serves as managing director and is the chief credit officer of FS Investments. Mr. Coleman serves on the investment committees of the Advisor and certain other advisors which manage funds sponsored by FS Investments. Mr. Coleman previously worked at Golub Capital, where he served in various capacities, including as Managing Director in the direct lending group and as Chief Financial Officer and Treasurer of its business development company (BDC). Before he joined Golub Capital in 2005, Mr. Coleman worked in merchant and investment banking at Goldman, Sachs & Co. and Wasserstein Perella & Co. Mr. Coleman earned a BA in History from Princeton University and an MBA with Distinction from Harvard Business School, where he received the Loeb Award for academic excellence in finance.

        Stephen S. Sypherd has served as our secretary since June 2013 and as our general counsel since April 2018. He previously served as our vice president and treasurer. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of certain other investment advisers and funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the advancement and governance committees of that board).

Section 16(a) Beneficial Ownership Reporting Compliance

        Pursuant to Section 16(a) of the Exchange Act, the Company's trustees and executive officers, and any persons holding more than 10% of the Company's common shares of beneficial interest ("Shares"), are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons and information provided by the Company's trustees and officers, the Company believes that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

        The Company has adopted a code of business conduct and ethics (as amended and restated, the "Code of Business Conduct and Ethics") pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company's Code of Business Conduct and Ethics can be accessed on the Company's website at https://www.fsinvestments.com/support/articles/corporate-governance-fsep by clicking on "Corporate Governance" on the bottom of the Company web page. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee

        The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Chandler (Chairman), Vague and Williams, each an Independent Trustee. The Board has determined that Mr. Chandler is an "audit committee financial expert" as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company's accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company's independent accountants, reviewing the plans, scope and results of the audit engagement with the Company's independent accountants, approving professional services provided by the Company's independent accountants (including compensation therefor) and reviewing the independence of the Company's independent accountants. The Audit Committee charter can be accessed on the Company's website at https://www.fsinvestments.com/support/articles/corporate-governance-fsep by clicking on "Corporate Governance" on the bottom of the Company web page.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The Company's executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed business development company, or BDC, services necessary for the Company's business are provided by individuals who are employees of the Advisor or its affiliates or by individuals who were contracted by the Company or the Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the investment advisory and administrative services agreement between the Company and the Advisor, dated April 9, 2018, or the FS/EIG investment advisory and administrative services agreement. Each of the Company's executive officers is an employee of the Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company's portfolio are managed by the Advisor. In addition, the Company will reimburse the Advisor for the Company's allocable portion of expenses incurred by the Advisor in performing its obligations under the FS/EIG investment advisory and administrative services agreement. Historically, the Company reimbursed FS Investment Advisor, LLC, or FS Investment Advisor, pursuant to an investment advisory and administrative services agreement between the Company and FS Investment Advisor, dated April 28, 2011, as amended by the First Amendment to the Investment Advisory and Administrative Services Agreement, dated August 10, 2012, or the FSIA investment advisory and administrative services agreement. The FSIA investment advisory and administrative services agreement was replaced by the FS/EIG investment advisory and administrative services agreement.

Trustee Compensation

        The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Advisor. Trustees who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson, determined based on the Company's net assets as of the end of each fiscal quarter. These trustees are Messrs. Brown, Chandler, Goldstein, Pizzi, Vague and Williams. Mr. Goldstein also receives an annual retainer for his service as lead Independent Trustee.

        Amounts payable under the trustee fee arrangement were determined and paid quarterly in arrears as follows:

Fee	Amount
Annual Board Retainer	$100,000
Board Meeting Fees	$2,500
Annual Committee Chair Retainers:
Audit and Valuation Committees	$20,000
Nominating and Governance Committee	$15,000
Other Committees	$10,000
Committee Meeting Fees	$1,000
Annual Lead Independent Trustee Retainer	$25,000

        The Company also reimburses each of the above trustees for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and each in-person Board committee meeting not held concurrently with a Board meeting.

        The table below sets forth the compensation received by each of the Company's trustees for service during the fiscal year ended December 31, 2017:

Name of Trustee	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
David J. Adelman(1)	—	—
Sidney R. Brown	$110,500	$110,500
Gregory P. Chandler	$139,000	$139,000
Michael C. Forman	$—	$—
Richard I. Goldstein	$69,000	$159,000
Michael J. Heller(1)	$—	$114,000
Charles P. Pizzi	$113,000	$113,000
William C. Sonneborn(2)	$—	$—
Richard W. Vague	$110,500	$110,500
Thomas J. Gravina(1)	$128,000	$128,000
R. Richard Williams	$118,000	$118,000

(1)
Messrs. Adelman, Gravina and Heller each resigned, effective as of April 9, 2018.

(2)
Mr. Sonneborn joined the Board in 2018 and does not receive fees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Management and Certain Beneficial Owners

        The following table sets forth, as of April 20, 2018, the beneficial ownership of the trustees, the Company's executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company's executive officers and trustees as a group.

        Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 20, 2018.

	Shares Beneficially Owned as of April 20, 2018
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	412,058	*
William C. Sonneborn	—	*
Independent Trustees:
Sidney R. Brown(4)	64,870	*
Gregory P. Chandler(5)	23,696	*
Richard I. Goldstein	43,993	*
Charles P. Pizzi	22,004	*
Richard W. Vague	143,807	*
R. Richard Williams	19,261	*
Executive Officers:
Edward T. Gallivan, Jr	4,379	*
Zachary Klehr	32,344	*
Sean Coleman	7,994	*
Stephen S. Sypherd(6)	7,480	*
James F. Volk	1,780	*
All Trustees and Executive Officers as a group (13 persons)	783,666	*

*
Less than one percent.

(1)
The address of each of the beneficial owners set forth above is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)
Based on a total of 436,954,538 Shares issued and outstanding on April 20, 2018.

(3)
Includes 112,222.22 Shares held through FB Capital Partners, L.P., a limited partnership of which Mr. Forman is the sole limited partner, 9,123 Shares held for the benefit of minor children in trust, 145,356 Shares held by FS Investments and 145,356 Shares held in trust.

(4)
Includes 28,056 Shares held by NFI International, Ltd., a company of which Mr. Brown is a principal interest holder.

(5)
All Shares held in a 401(k) account.

(6)
Includes 1,938 Shares held in a joint account with spouse.

Item 13.    Certain Relationships and Related Transactions, and Trustee Independence.

Certain Relationships and Related Party Transactions (dollar amounts in thousands, excluding per share amounts, unless otherwise noted)

        The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company's Code of Business Conduct and Ethics generally prohibits any employee, officer or trustee from engaging in any transaction where there is a conflict between such individual's personal interest and the interests of the Company. Waivers to the Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event (which could include (1) a listing of the Company's Shares on a national securities exchange, (2) the sale of all or substantially all of the Company's assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the Board in which the Company's shareholders likely will receive cash or shares of a publicly-traded company), all future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Trustees.

Compensation of the Investment Adviser and Dealer Manager

        Historically, we received investment advisory and administrative services from FS Investment Advisor pursuant to the FSIA investment advisory and administrative services agreement. The FSIA investment advisory and administrative services agreement was replaced by the FS/EIG investment advisory and administrative services agreement between the Company and the Advisor, a newly-formed entity that is jointly owned by FS Investment Advisor and EIG Global Energy Partners. FS Investment Advisor previously engaged GSO Capital Partners, L.P. ("GSO") to act as the Company's investment sub-adviser pursuant to the investment sub-advisory agreement between FS Investment Advisor and GSO, dated April 28, 2011, or the GSO sub-advisory agreement. GSO resigned as the Company's investment sub-adviser and terminated the investment sub-advisory agreement effective April 9, 2018.

        Pursuant to the FS/EIG investment advisory and administrative services agreement, the Advisor is entitled to an annual base management fee based on the average weekly value of the Company's gross assets (equal to the total assets set forth on the Company's consolidated financial statements) and an incentive fee based on the Company's performance. The base management fee is calculated at an annual rate of 1.75% of the average weekly value of the Company's gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average weekly value of the Company's gross assets during the most recently completed calendar quarter. The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of the subordinated incentive fee on income, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's Shares (including proceeds from the Company's distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to shareholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a "catch-up" fee equal to the amount of the Company's pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

        The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the

FS/EIG investment advisory and administrative services agreement). This fee equals 20.0% of the Company's "incentive fee capital gains" (which equals the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, under the terms of the FS/EIG investment advisory and administrative services agreement, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

        Pursuant to the FS/EIG investment advisory and administrative services agreement, the Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. Pursuant to the FS/EIG investment advisory and administrative services agreement, the Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics consistent with past practice (but solely to the extent such past practice is not inconsistent with the policies of the Advisor). The Company does not reimburse the Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Advisor.

        Historically, pursuant to the FSIA investment advisory and administrative services agreement, FS Investment Advisor was entitled to an annual base management fee of 2.0% of the average weekly value of the Company's gross assets and an incentive fee based on the Company's performance. Pursuant to the GSO sub-advisory agreement, GSO received 50% of all management and incentive fees payable to FS Investment Advisor under the FSIA investment advisory and administrative services agreement with respect to each year. Effective January 1, 2018 FS Investment Advisor contractually agreed to permanently waive 0.25% of its base management fee to which it was entitled under the FSIA investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average weekly value of the Company's gross assets.

        The Company also reimbursed FS Investment Advisor for expenses necessary to perform services related to the Company's administration and operations, including FS Investment Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments, the Company's sponsor and an affiliate of FS Investment Advisor, providing administrative services to the Company on behalf of FS Investment Advisor. The amount of this reimbursement for FS Investment Advisor was set at the lesser of (1) FS Investment Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimated it would be required to pay alternative service providers for comparable services in the same geographic location. FS Investment Advisor allocated the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics.

        Also, under the FSIA investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FS Investment Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company's continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company's continuous public offering, including costs associated with technology integration between the Company's systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FS Investment Advisor's personnel, employees of its affiliates and others while engaged in registering and marketing the Shares, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

        Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company's organization and offering costs. Following this period, the Company has paid certain of its organization and offering costs directly and reimbursed FS Investment Advisor for offering costs incurred by FS Investment Advisor on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Investment Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Shares. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FS Investment Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, are recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company were deferred and amortized to expense over twelve months. Following the closing of the Company's continuous public offering to new investors in November 2016, all deferred offering costs were expensed.

        During the year ended December 31, 2017, FS Investments did not fund any of the Company's organization and offering costs. As of December 31, 2017, no amounts remain reimbursable to FS Investment Advisor and its affiliates under this arrangement.

        The dealer manager for the Company's continuous public offering was FS Investment Solutions, LLC ("FS Investment Solutions"), which is one of the Company's affiliates. Prior to the closing of the Company's continuous public offering in November 2016, the dealer manager was entitled under the dealer manager agreement, by and among the Company, FS Investment Advisor and FS Investment Solutions, or the dealer manager agreement, to receive selling commissions and dealer manager fees in connection with the sale of Shares in the Company's continuous public offering, all or a portion of which could be re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of the Company's continuous public offering in November 2016.

        The following table describes the fees and expenses the Company accrued under the FSIA investment advisory and administrative services agreement and the dealer manager fees FS Investment

Solutions received under the dealer manager agreement during the years ended December 31, 2017 and 2016:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016
FS Investment Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$88,938	$76,580
FS Investment Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$10,499	$5,774
FS Investment Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$2,829	$3,870
FS Investment Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(4)	—	$3,548
FS Investment Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(5)	$2,858	—
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	—	$6,545

(1)
During the year ended December 31, 2017, $73,143 in base management fees were paid to FS Investment Advisor and $14,816 in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). During the year ended December 31, 2016, $74,063 in base management fees were paid to FS Investment Advisor. As of December 31, 2017, $21,834 in base management fees were payable to FS Investment Advisor, and it is intended that $5,945 of such fees will be applied to offset the liability of FS Investments under the expense reimbursement agreement and the balance, $15,889, will be paid to FS Investment Advisor.

(2)
During the year ended December 31, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense Reimbursement" below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the year ended December 31, 2016, $17,822 of subordinated incentive fees on income were paid to FS Investment Advisor. As of December 31, 2017, the Company did not have any subordinated incentive fee on income payable to FS Investment Advisor.

(3)
During the years ended December 31, 2017 and 2016, $2,638 and $3,704, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Investment Advisor and the remainder related to other reimbursable expenses. The Company paid $3,945 and $4,265, respectively, in administrative services expenses to FS Investment Advisor during the years ended December 31, 2017 and 2016.

(4)
During the year ended December 31, 2016, the Company incurred offering costs of $4,675 of which $3,548 related to reimbursements to FS Investment Advisor for offering costs incurred on the Company's behalf, including marketing expenses, salaries and other direct expenses of FS Investment Advisor's personnel and employees of its affiliates while engaged in registering and marketing the Company's common shares.

(5)
During the year ended December 31, 2017, the Company accrued $2,858 for expense recoupments payable to FS Investment Advisor under the expense reimbursement agreement (see "—Expense Reimbursement" below). During the year ended December 31, 2017, $2,858 of expense recoupments were paid to FS Investment Advisor. As of December 31, 2017, the Company did not have any expense recoupments payable to FS Investment Advisor.

(6)
Represents aggregate dealer manager fees retained by FS Investment Solutions and not re allowed to selected broker dealers or financial representatives.

Expense Reimbursement

        Historically, pursuant to the expense support and conditional reimbursement agreement, dated as of May 16, 2013, by and between FS Investments and the Company, or the expense reimbursement agreement, FS Investments agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that no portion of the Company's distributions to shareholders were paid from its offering proceeds or borrowings. However, because certain investments the Company may have made, including preferred and common equity investments, may have generated dividends and other distributions to the Company that were treated for tax purposes as a return of capital, a portion of the Company's distributions to shareholders may also have been deemed to constitute a return of capital to the extent that the Company used such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, FS Investments would not reimburse the Company for the portion of such distributions to shareholders that represented a return of capital, as the purpose of the expense reimbursement arrangement was not to prevent tax-advantaged distributions to shareholders.

        Under the expense reimbursement agreement, FS Investments reimbursed the Company for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each quarter, less the sum of the Company's net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in each quarter.

        Pursuant to the expense reimbursement agreement, the Company had a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company's net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeded the regular cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company would only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) did not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) did not apply to any reimbursement payment which related to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company would not reimburse FS Investments for expense support payments made by FS Investments for any calendar quarter if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment was less than the annualized rate of regular cash distributions declared by the Company at the time FS Investments made the expense support payment to which such reimbursement payment relates. The Company was not obligated to pay interest on the reimbursements it was required to make to FS Investments under the expense reimbursement agreement. "Other operating expenses" meant the Company's total "operating expenses" (defined below), excluding base management fees, incentive fees, offering and organization expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" meant all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles for investment companies.

        During the year ended December 31, 2017, the Company accrued $31,260 for expense reimbursements that FS Investments has agreed to pay, including $5,945 in expense reimbursements accrued for the three months ended December 31, 2017. As discussed in the footnotes to the table above, the Company offset $14,816 in management fees payable and $10,499 in subordinated income incentive fees payable by the Company to FS Investment Advisor during the year ended December 31, 2017. As of December 31, 2017, the Company had $5,945 of reimbursements due from FS Investments, which the Company expects to offset against management fees payable by the Company to FS Investment Advisor. As of December 31, 2016, there were no reimbursements payable to the Company from FS Investments.

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

        FS Investments terminated the expense reimbursement agreement upon entry into the FS/EIG investment advisory and administrative services agreement. As of the termination date, there were no reimbursements payable to the Company from FS Investments and the Company did not have any expense recoupments due to FS Investments.

        FS Investments is controlled by the Company's chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman.

FS Benefit Trust

        FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the years ended December 31, 2017 and 2016, FS Trust purchased $216 and $203, respectively, of the Company's Shares at a purchase price per share of $8.64, and $8.10, respectively, which price is equal to the institutional offering price in effect on the date of purchase.

Exemptive Relief

        As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 10, 2018, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain funds and accounts managed by EIG Global Energy Partners or its affiliates, or the Company's co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with the Company's co-investment affiliates, than would be available to the Company if such relief had not been obtained. The Company had previously relied on an order dated June 4, 2013, pursuant to which the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain of the Company's affiliates.

Potential Conflicts of Interest

        The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel, including in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG Global Energy Partners. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company's best interests or in the best interest of the Company's shareholders. The Company's investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on the Advisor to manage its day-to-day activities and to implement its investment strategy. The Advisor, FS Investments, EIG Global Energy Partners and certain of certain of their affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, the Advisor, FS Investments, EIG Global Energy Partners, their employees and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of other investment vehicles.

        The Advisor's affiliates and its personnel are simultaneously providing investment advisory services to other affiliated entities. The Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by the Advisor's affiliates to participate in an investment opportunity. To the extent the Company is able to make co-investments with investment accounts managed by the Advisor or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. To mitigate these conflicts, the Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. As affiliates of FS Investments and EIG Global Energy Partners currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than to the Company.

Trustee Independence

        A majority of the members of the Board are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor, and are "independent" as defined in Rule 5605(a)(2) of The NASDAQ Stock Market LLC. Section 2(a)(19) of the 1940 Act defines an "interested person" to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

        The Board is currently comprised of eight trustees, six of whom are Independent Trustees. The Board has determined that the following trustees are Independent Trustees: Messrs. Brown, Chandler, Goldstein, Pizzi, Vague and Williams. Based upon information requested from each trustee concerning his background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustee nominees has, or within the last two years had, a material business or professional relationship with the Company, other than in his capacity as a member of the Board or any Board committee or as a shareholder.

Item 14.    Principal Accountant Fees and Services.

Fees to Auditors

        Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by RSM US LLP for professional services performed for the Company's fiscal years ended December 31, 2017 and 2016:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2017	$400,000	$—	—	$54,600
2016	$392,500	$46,900	—	$74,720

(1)
"Audit-Related Fees" are those fees billed to the Company by RSM US LLP for services provided by RSM US LLP or fees billed for expenses relating to the review by RSM US LLP of the Company's registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended (the "Securities Act").

(2)
"All Other Fees" are those fees, if any, billed to the Company by RSM US LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures

        The Company's Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company's independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

Exhibits

        The following exhibits are filed as part of this Amendment:

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2018	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee
Date: April 27, 2018	/s/ Edward T. Gallivan, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: April 27, 2018	/s/ Sidney R. Brown Sidney R. Brown Trustee
Date: April 27, 2018	/s/ William C. Sonneborn William C. Sonneborn President and Trustee
Date: April 27, 2018	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: April 27, 2018	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: April 27, 2018	/s/ Richard W. Vague Richard W. Vague Trustee
Date: April 27, 2018	/s/ R. Richard Williams R. Richard Williams Trustee
Date: April 27, 2018	/s/ Richard I. Goldstein Richard I. Goldstein Trustee