Form 10-Q
period 2018-03-31
FS Energy & Power Fund
filed 2018-05-14
CIK 1501729

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

        The issuer had 438,487,393 common shares of beneficial interest outstanding as of May 14, 2018.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,134,868 and $3,490,683, respectively)	$2,966,788	$3,281,536
Non-controlled/affiliated investments (amortized cost—$843,517 and $839,619, respectively)	652,284	715,169
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—

Total investments, at fair value (amortized cost—$4,005,849 and $4,357,766, respectively)	3,619,072	3,996,705
Cash	383,536	195,376
Receivable for investments sold and repaid	1,231	66,337
Income receivable	50,172	51,293
Deferred financing costs	410	720
Reimbursement due from sponsor(1)	—	5,945
Prepaid expenses and other assets	8	55

Total assets	$4,054,429	$4,316,431

Liabilities
Payable for investments purchased	$106,573	$88,033
Credit facilities payable (net of deferred financing costs of $1,662 and $1,883, respectively)(2)	1,068,338	1,218,117
Shareholder distributions payable	7,954	10,938
Management fees payable	18,298	21,834
Administrative services expense payable	580	361
Interest payable	5,432	6,033
Trustees' fees payable	450	252
Other accrued expenses and liabilities	3,837	4,821

Total liabilities	1,211,462	1,350,389

Commitments and contingencies ($28,104 and $28,104, respectively)(3)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 441,740,665 and 446,045,135 shares issued and outstanding, respectively	442	446
Capital in excess of par value(4)	3,785,262	3,814,303
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(555,259)	(487,379)
Accumulated undistributed (distributions in excess of) net investment income(4)	(682)	(247)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(386,796)	(361,081)

Total shareholders' equity	2,842,967	2,966,042

Total liabilities and shareholders' equity	$4,054,429	$4,316,431

Net asset value per common share at period end	$6.44	$6.65

(1)
See Note 4 for a discussion of expense reimbursements paid to the Company by its former investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's financing arrangements.

(3)
See Note 9 for a discussion of the Company's commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$66,380	$69,178
Paid-in-kind interest income	2,390	5,363
Fee income	6,965	23,822
From non-controlled/affiliated investments:
Interest income	11,518	15,023
Paid-in-kind interest income	629	2,860
Fee income	2,091	—

Total investment income	89,973	116,246

Operating expenses
Management fees	18,298	22,385
Subordinated income incentive fees(1)	—	10,499
Administrative services expenses	793	808
Share transfer agent fees	643	734
Accounting and administrative fees	361	422
Interest expense(2)	14,107	10,235
Trustees' fees	450	250
Other general and administrative expenses	933	1,125

Total operating expenses	35,585	46,458
Less: Expense reimbursement from sponsor(3)	—	(18,220)

Net expenses	35,585	28,238

Net investment income	54,388	88,008

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(67,880)	(30,861)
Non-controlled/affiliated	—	208
Net realized gain (loss) on foreign currency	—	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	41,067	27,235
Non-controlled/affiliated	(66,783)	(21,595)
Controlled/affiliated	—	(1,531)
Net change in unrealized gain (loss) on foreign currency	1	52

Total net realized and unrealized gain (loss)	(93,595)	(26,489)

Net increase (decrease) in net assets resulting from operations	$(39,207)	$61,519

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.09)	$0.14

Weighted average shares outstanding	439,924,494	440,957,676

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)
See Note 8 for a discussion of the Company's financing arrangements.

(3)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operations
Net investment income	$54,388	$88,008
Net realized gain (loss) on investments and foreign currency	(67,880)	(30,650)
Net change in unrealized appreciation (depreciation) on investments	(25,716)	4,109
Net change in unrealized gain (loss) on foreign currency	1	52

Net increase (decrease) in net assets resulting from operations	(39,207)	61,519

Shareholder distributions(1)
Distributions from net investment income	(54,823)	(77,984)

Net decrease in net assets resulting from shareholder distributions	(54,823)	(77,984)

Capital share transactions(2)
Reinvestment of shareholder distributions	31,380	46,964
Repurchases of common shares	(60,425)	(17,244)

Net increase (decrease) in net assets resulting from capital share transactions	(29,045)	29,720

Total increase (decrease) in net assets	(123,075)	13,255
Net assets at beginning of period	2,966,042	3,348,894

Net assets at end of period	$2,842,967	$3,362,149

Accumulated undistributed (distributions in excess of) net investment income(1)	$(682)	$(3,714)

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company's common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(39,207)	$61,519
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(260,693)	(766,544)
Paid-in-kind interest	(3,019)	(8,223)
Proceeds from sales and repayments of investments	551,229	442,033
Net realized (gain) loss on investments	67,880	30,653
Net change in unrealized (appreciation) depreciation on investments	25,716	(4,109)
Accretion of discount	(3,480)	(5,246)
Amortization of deferred financing costs	531	838
(Increase) decrease in receivable for investments sold and repaid	65,106	(306,492)
(Increase) decrease in income receivable	1,121	(21,148)
(Increase) decrease in expense reimbursement due from sponsor(1)	5,945	(18,220)
(Increase) decrease in prepaid expenses and other assets	47	(197)
Increase (decrease) in payable for investments purchased	18,540	273,064
Increase (decrease) in management fees payable	(3,536)	1,530
Increase (decrease) in subordinated income incentive fees payable	—	10,499
Increase (decrease) in administrative services expense payable	219	(122)
Increase (decrease) in interest payable(2)	(601)	320
Increase (decrease) in trustees' fees payable	198	—
Increase (decrease) in other accrued expenses and liabilities	(984)	149

Net cash provided by (used in) operating activities	425,012	(309,696)

Cash flows from financing activities
Reinvestment of shareholder distributions	31,380	46,964
Repurchases of common shares	(60,425)	(17,244)
Shareholder distributions	(57,807)	(76,873)
Borrowings under credit facilities(2)	—	140,000
Repayments of credit facilities(2)	(150,000)	(4,273)

Net cash provided by (used in) financing activities	(236,852)	88,574

Total increase (decrease) in cash	188,160	(221,122)
Cash at beginning of period	195,376	317,520

Cash at end of period	$383,536	$96,398

Supplemental disclosure
Non-cash purchase of investments	$(7,140)	$(16,062)

Non-cash sales of investments	$7,140	$16,062

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company's credit facilities. During the three months ended March 31, 2018 and 2017, the Company paid $14,177 and $5,548, respectively, in interest expense on the credit facilities and $0 and $3,529, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—31.4%
Abaco Energy Technologies LLC	(j)	Service & Equipment	L+950	1.0%	11/20/20	$85,565	$82,357	$84,565
Allied Wireline Services, LLC	(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	6/30/20	115,104	114,714	113,090
Altus Power America, Inc.	(j)(aa)	Power	L+750	1.5%	9/30/21	77,378	77,378	75,830
Altus Power America, Inc.	(e)(aa)	Power	L+750	1.5%	9/30/21	23,872	23,872	23,395
ARB Midstream Operating Company, LLC	(g)	Midstream	L+725	1.0%	11/3/21	3,182	3,150	3,150
ARB Midstream Operating Company, LLC	(e)	Midstream	L+725	1.0%	11/3/21	1,819	1,791	1,800
Bioenergy Infrastructure Holdings Ltd.	(g)(m)	Power	L+725	1.0%	11/1/22	734	727	727
Bioenergy Infrastructure Holdings Ltd.	(e)(m)	Power	L+725	1.0%	11/1/22	796	796	788
BL Sand Hills Unit, L.P.	(l)(aa)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	20,000
Cimarron Energy Inc.		Service & Equipment	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,854	25,646	12,055
Compass Power Generation LLC	(g)	Power	L+375	1.0%	12/20/24	3,000	3,056	3,045
Eagle Midstream Canada Finance Inc.	(l)(m)	Midstream	8.5%		9/27/20	175,000	175,000	173,031
Felix Investments Holdings II, LLC	(g)	Upstream	L+650	1.0%	8/9/22	1,933	1,914	1,914
Felix Investments Holdings II, LLC	(e)	Upstream	L+650	1.0%	2/16/25	967	957	957
Fortis Minerals Intermediate Holdings, LLC	(g)	Upstream	L+625	1.0%	2/16/25	11,725	11,609	11,608
Fortis Minerals Intermediate Holdings, LLC	(e)	Upstream	L+625	1.0%	2/16/25	35,175	34,823	34,823
Gulf Finance, LLC	(f)	Midstream	L+525	1.0%	8/25/23	18,439	18,004	17,091
Industrial Group Intermediate Holdings, LLC		Service & Equipment	L+800	1.3%	5/31/20	23,015	23,015	23,360
JSS Holdings, Inc.	(l)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,924	14,799	15,243
JSS Holdings, Inc.	(e)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	2,727	2,727	2,786
Kraken Oil & Gas LLC		Upstream	L+750	1.0%	5/7/21	35,000	34,682	35,044
Kraken Oil & Gas LLC	(e)	Upstream	L+750	1.0%	5/7/21	25,000	25,000	25,031
Lucid Energy Group, LLC	(f)(g)	Midstream	L+300	1.0%	2/18/25	16,500	16,488	16,443
Lusk Operating LLC	(p)(r)(bb)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	4/30/18	29,297	27,464	—
MB Precision Holdings LLC		Service & Equipment	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	13,226	13,226	10,813
Medallion Midland Acquisition, LLC	(g)	Upstream	L+325	1.0%	10/30/24	5,000	5,013	5,000
New Age (African Global Energy) Ltd.	(g)(m)	Upstream	15.0%		6/28/20	1,617	1,601	1,601
NNE Holding LLC	(g)	Upstream	L+800		3/2/22	2,650	2,624	2,624
NNE Holding LLC	(e)	Upstream	L+800		3/2/22	350	347	347
ORYX Southern Delaware Holdings LLC	(f)(g)	Upstream	L+325	1.0%	2/28/25	25,000	25,125	25,063
Power Distribution, Inc.		Power	L+725	1.3%	1/25/23	29,853	29,853	30,375
Strike, LLC	(j)	Midstream	L+800	1.0%	5/30/19	3,207	3,170	3,223
Strike, LLC	(j)	Midstream	L+800	1.0%	11/30/22	23,438	22,884	23,789
Swift Worldwide Resources US Holdings Corp.	(j)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,473	58,473	58,911
Traverse Midstream Partners LLC	(f)(g)	Midstream	L+400	1.0%	9/27/24	74,672	75,105	75,197
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	24,147	22,083	23,745
Warren Resources, Inc.	(j)(l)(aa)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,092	27,092	27,092

Total Senior Secured Loans—First Lien							1,023,934	983,556
Unfunded Loan Commitments							(90,313)	(90,313)

Net Senior Secured Loans—First Lien							933,621	893,243

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—26.5%
Aethon United BR LP	(g)	Upstream	L+675	1.0%	9/8/23	$87,931	$86,715	$88,375
Aethon United BR LP	(e)	Upstream	L+675	1.0%	9/8/23	39,969	39,955	40,171
Arena Energy, LP	(j)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	108,654	108,654	104,851
Chief Exploration & Development LLC	(f)	Upstream	L+650	1.0%	5/16/21	16,156	15,713	16,069
Chisholm Oil and Gas Operating, LLC	(j)(k)(l)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	195,931
Granite Acquisition, Inc.	(f)(g)	Power	L+725	1.0%	12/19/22	22,331	22,036	22,645
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	15,000	14,486	15,113
Horn Intermediate Holdings, Inc.	(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	50,376
P2 Upstream Acquisition Co.	(f)(j)	Service & Equipment	L+800	1.0%	4/30/21	42,399	42,066	39,819
Panda Temple Power, LLC	(k)	Power	L+800 (L+800 Max PIK)	1.0%	2/7/23	3,497	3,430	3,572
Penn Virginia Holding Corp.	(m)	Upstream	L+700	1.0%	9/29/22	50,000	50,000	50,500
Rosehill Operating Company, LLC	(g)	Upstream	10.0%		1/31/23	1,667	1,650	1,650
SilverBow Resources, Inc.	(g)(m)	Upstream	L+750	1.0%	12/15/24	19,000	18,814	19,560
Talos Production LLC	(k)(l)	Upstream	11.0%		4/3/22	43,250	40,627	43,250
Titan Energy Operating, LLC	(k)(aa)	Upstream	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	120,686	100,902	19,225
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	85,192	79,513	82,743

Total Senior Secured Loans—Second Lien							870,811	793,850
Unfunded Loan Commitment							(39,955)	(39,955)

Net Senior Secured Loans—Second Lien							830,856	753,895

Senior Secured Bonds—21.3%
Black Swan Energy Ltd.	(j)(m)	Upstream	9.0%		1/20/24	90,000	90,000	87,975
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	31,380	32,930	33,322
CSVC Acquisition Corp.	(h)	Service & Equipment	7.8%		6/15/25	30,608	30,608	26,438
EP Energy LLC	(f)(h)(m)(o)	Upstream	8.0%		2/15/25	49,880	47,886	33,357
EP Energy LLC	(h)(m)	Upstream	9.4%		5/1/24	5,000	4,842	3,563
FourPoint Energy, LLC	(j)(k)(l)(aa)	Upstream	9.0%		12/31/21	235,125	227,376	239,240
Mirant Mid-Atlantic Trust	(f)(h)(o)	Power	10.1%		12/30/28	31,752	33,690	31,911
Ridgeback Resources Inc.	(k)(m)(aa)	Upstream	12.0%		12/29/20	3,887	3,825	3,887
Sunnova Energy Corp.	(j)(aa)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	25,504	25,504	25,472
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	120,000	120,000	119,520

Total Senior Secured Bonds							616,661	604,685

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—34.2%
Alta Mesa Holdings, LP	(f)(h)(o)	Upstream	7.9%		12/15/24	$20,425	$20,425	$21,361
Ascent Resources Utica Holdings, LLC	(f)(h)(j)(o)	Upstream	10.0%		4/1/22	200,000	200,000	216,750
Bellatrix Exploration Ltd.	(f)(h)(m)(o)	Upstream	8.5%		5/15/20	60,120	59,323	49,106
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		7/15/25	44,759	44,759	46,829
Canbriam Energy Inc.	(f)(h)(j)(m)(o)	Upstream	9.8%		11/15/19	110,965	109,324	113,323
Compressco Partners, LP	(f)(h)(o)	Service & Equipment	7.3%		8/15/22	20,050	19,934	18,797
Covey Park Energy LLC		Upstream	7.5%		5/15/25	9,482	9,426	9,446
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	62,745	57,558	59,372
Endeavor Energy Resources, L.P.		Upstream	5.5%		1/30/26	2,000	1,975	1,993
EV Energy Partners, L.P.	(f)(h)(o)(p)(r)	Upstream	8.0%		4/15/19	48,814	39,678	23,736
Genesis Energy, L.P.	(h)(m)	Midstream	6.8%		8/1/22	23,540	23,032	24,249
Genesis Energy, L.P.	(h)(m)	Midstream	6.0%		5/15/23	15,280	14,303	15,139
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	881	881	889
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	5,600	5,600	5,649
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	1,157	1,157	1,167
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	1,089	1,089	1,099
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	958	958	966
Global Partners L.P.	(f)(m)	Midstream	6.3%		7/15/22	30,835	30,835	30,792
Global Partners L.P.	(f)(m)	Midstream	7.0%		6/15/23	2,824	2,478	2,852
Great Western Petroleum, LLC	(f)(h)(o)	Upstream	9.0%		9/30/21	35,830	35,723	36,860
Hammerhead Resources Inc.	(j)(m)	Upstream	9.0%		7/10/22	100,000	97,334	99,000
Hilcorp Energy I LP	(h)	Upstream	5.0%		12/1/24	35,000	35,166	34,475
Lonestar Resources America Inc.	(h)	Upstream	11.3%		1/1/23	25,000	25,000	25,031
Martin Midstream Partners L.P.	(f)(h)(m)(o)	Midstream	7.3%		2/15/21	24,660	24,100	24,796
Moss Creek Resources, LLC	(h)	Upstream	7.5%		1/15/26	30,000	30,000	30,329
ONEOK, Inc.	(f)(m)	Midstream	7.5%		9/1/23	12,600	11,818	14,775
Tenrgys, LLC	(k)(p)(r)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	38,625
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,928	24,269

Total Subordinated Debt							1,000,804	971,675

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.9%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment		6,944,444	$6,944	$1,736
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment		28,942,003	1,447	8,683
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment		7,431,113	7,223	1,858
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment		5,344,680	1,865	1,336
Altus Power America Holdings, LLC, Common Equity	(k)(r)(aa)	Power		12,474,205	12,474	—
Altus Power America Holdings, LLC, Preferred Equity	(k)(s)(aa)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	25,792,683	25,793	25,664
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream		148,692,909	44,700	37,173
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)(aa)	Upstream		N/A	5,180	1,031
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)(aa)	Upstream		N/A	740	736
BL Sand Hills Unit, L.P., Series A Units	(i)(r)(aa)	Upstream		29,117	24,019	6,931
Chisholm Oil and Gas, LLC, Series A Units	(i)(r)	Upstream		13,905,565	13,906	13,892
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment		3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(r)	Service & Equipment		626,806	627	—
Extraction Oil & Gas, Inc., Common Equity	(k)(r)(z)	Upstream		1,140,637	11,250	13,072
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(q)(r)(aa)	Upstream		66,000	66,000	18,645
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(q)(r)(aa)	Upstream		12,374	8,176	3,527
FourPoint Energy, LLC, Common Equity, Class E-II Units	(i)(r)(aa)	Upstream		150,937	37,734	42,640
FourPoint Energy, LLC, Common Equity, Class E-III Units	(i)(k)(q)(r)(aa)	Upstream		222,750	55,688	62,927
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment		2,785,562	2,786	2,507
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment		472,755	473	591
JSS Holdco, LLC, Net Profits Interest	(r)	Service & Equipment		N/A	—	68
Lusk Operating LLC, Common Equity	(r)(u)(bb)	Upstream		2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment		490,213	490	—
New Age (African Global Energy) Limited	(g)(m)(r)	Upstream		19	19	19
PDI Parent LLC, Common Equity	(r)	Power		1,384,615	1,385	1,385
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(r)(w)(aa)	Upstream		9,599,928	58,985	54,693
Rosehill Resources, Inc.	(g)(r)	Upstream		2,511	2,486	2,486
Sunnova Energy Corp., Common Equity	(r)(aa)	Power		6,667,368	25,026	333
Sunnova Energy Corp., Preferred Equity	(r)(aa)	Power		1,117,214	5,948	6,614
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment		3,750,000	6,029	1,687
Synergy Offshore LLC, Preferred Equity	(k)(p)(r)(y)	Upstream		71,131	93,009	26,318
T1 Power Holdings LLC, Common Equity	(k)(q)(r)	Power		3,758	3,758	4,297
TE Holdings, LLC, Common Equity	(i)(r)	Upstream		2,225,950	18,921	2,782
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream		1,475,531	14,734	11,066
The Brock Group, Inc., Common Equity	(l)(r)	Service & Equipment		786,094	15,617	15,290
Titan Energy, LLC, Common Equity	(k)(r)(z)(aa)	Upstream		555,496	17,554	611
Total Safety Holdings, LLC, Common Equity	(l)(r)	Service & Equipment		12,897	4,707	4,514
Warren Resources, Inc., Common Equity	(l)(r)(aa)	Upstream		4,415,749	20,754	17,663
White Star Petroleum Holdings, LLC, Common Equity	(i)(r)	Upstream		4,867,084	4,137	2,799

Total Equity/Other					623,907	395,574

TOTAL INVESTMENTS—127.3%					$4,005,849	3,619,072

LIABILITIES IN EXCESS OF OTHER ASSETS—(27.3%)						(776,105)

NET ASSETS—100.0%						$2,842,967

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of March 31, 2018
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.
(b)
Certain variable rate securities in the Company's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or "L," was 2.31% and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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
(g)
Position or portion thereof unsettled as of March 31, 2018.
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
(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company's total assets. As of March 31, 2018, 75.4% of the Company's total assets represented qualifying assets.
(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of March 31, 2018, the fair value of securities rehypothecated by BNP was $191,186.
(p)
Security was on non-accrual status as of March 31, 2018.
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
(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2018.
(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2018.
(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.
(z)
Security is classified as Level 1 in the Company's fair value hierarchy (See Note 7).

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2018
(in thousands, except share amounts)

(aa)
Under the 1940 Act, the Company generally is deemed to be an "affiliated person" of a portfolio company if it owns 5% or more of the portfolio company's voting securities and generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control". The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018	Interest Income(2)	PIK Income(2)	Fee Income(2)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$75,353	$—	$—	$—	$—	$75,353	$1,795	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	—	—	—	20,000	544	—	—
Warren Resources, Inc.	81,214	124	(52,265)	—	(1,981)	27,092	1,254	124	2,091
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	62,026	—	—	—	(42,801)	19,225	592	—	—
Senior Secured Bonds
FourPoint Energy, LLC	238,946	—	(1,485)	1,046	733	239,240	5,290	—	—
Ridgeback Resources Inc.	3,887	—	—	—	—	3,887	117	—	—
Sunnova Energy Corp.	—	34,176	(8,672)	—	(32)	25,472	1,023	505	—
Equity/Other		—
Altus Power America Holdings, LLC, Common Equity	1,871	—	—	—	(1,871)	—	—	—	—
Altus Power America Holdings, LLC, Preferred Equity	25,793	—	—	—	(129)	25,664	903	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	966	—	—	—	65	1,031	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	726	—	—	—	10	736	—	—	—
BL Sand Hills Unit, L.P., Series A Units	7,000	—	—	—	(69)	6,931	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	19,140	—	—	—	(495)	18,645	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	3,619	—	—	—	(92)	3,527	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	43,395	—	—	—	(755)	42,640	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	64,598	—	—	—	(1,671)	62,927	—	—	—
Ridgeback Resources Inc., Common Equity	58,284	—	—	—	(3,591)	54,693	—	—	—
Sunnova Energy Corp., Common Equity	—	25,026	—	—	(24,693)	333	—	—	—
Sunnova Energy Corp., Preferred Equity	—	5,948	—	—	666	6,614	—	—	—
Titan Energy, LLC, Common Equity	844	—	—	—	(233)	611	—	—	—
Warren Resources, Inc., Common Equity	7,507	—	—	—	10,156	17,663	—	—	—

Total	$715,169	$65,274	$(62,422)	$1,046	$(66,783)	$652,284	$11,518	$629	$2,091

  (1)
  Security includes a partially unfunded commitment with an amortized cost of $23,872 and a fair value of $23,395.
  (2)
  Interest, PIK and fee income presented for the full three months ended March 31, 2018.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2018
(in thousands, except share amounts)

(bb)
Under the 1940 Act, the Company generally is deemed to "control" a portfolio company if it owns more than 25% of the portfolio company's voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2018, the Company held investments in one portfolio company of which it is deemed to be an "affiliated person" of and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an "affiliated person" of and deemed to "control" for the three months ended March 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018
Senior Secured Loans—First Lien
Lusk Operating LLC	$—	$—	$—	$—	$—	$—	$—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—	$—

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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.9%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment		6,944,444	$6,944	$1,042
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment		28,942,003	1,447	5,065
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment		7,431,113	7,223	1,858
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment		5,344,680	1,865	1,336
Altus Power America Holdings, LLC, Common Equity	(k)(r)(aa)	Power		12,474,205	12,474	1,871
Altus Power America Holdings, LLC, Preferred Equity	(k)(s)(aa)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	25,792,683	25,793	25,793
AP Exhaust Holdings, LLC, Class A1 Common Units	(k)(q)(r)	Service & Equipment		8	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(k)(q)(r)	Service & Equipment		803	895	811
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream		148,692,909	44,700	37,173
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)(aa)	Upstream		N/A	5,180	966
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)(aa)	Upstream		N/A	740	726
BL Sand Hills Unit, L.P., Series A Units	(i)(r)(aa)	Upstream		29,117	24,019	7,000
Chisholm Oil and Gas, LLC, Series A Units	(i)(r)	Upstream		13,905,565	13,906	13,815
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment		3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(r)	Service & Equipment		626,806	627	—
Extraction Oil & Gas, Inc., Common Equity	(k)(r)(z)	Upstream		1,140,637	11,250	16,323
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(q)(r)(aa)	Upstream		66,000	66,000	19,140
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(q)(r)(aa)	Upstream		12,374	8,176	3,619
FourPoint Energy, LLC, Common Equity, Class E-II Units	(i)(r)(aa)	Upstream		150,937	37,734	43,395
FourPoint Energy, LLC, Common Equity, Class E-III Units	(i)(k)(q)(r)(aa)	Upstream		222,750	55,688	64,598
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment		2,785,562	2,786	2,507
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment		472,755	473	709
JSS Holdco, LLC, Net Profits Interest	(r)	Service & Equipment		N/A	—	103
Lusk Operating LLC, Common Equity	(r)(u)(bb)	Upstream		2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment		490,213	490	—
PDI Parent LLC, Common Equity	(r)	Power		1,384,615	1,385	1,454
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(r)(w)(aa)	Upstream		9,599,928	58,985	58,284
SandRidge Energy, Inc., Common Equity	(h)(l)(m)(o)(r)(z)	Upstream		1,009,878	22,542	21,278
Sunnova Energy Corp., Common Equity	(r)	Power		6,667,368	25,026	—
Sunnova Energy Corp., Preferred Equity	(r)	Power		1,117,214	5,948	4,502
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment		3,750,000	6,029	2,062
Synergy Offshore LLC, Preferred Equity	(k)(p)(r)(y)	Upstream		71,131	93,009	25,465
TE Holdings, LLC, Common Equity	(i)(r)	Upstream		2,225,950	18,921	3,617
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream		1,475,531	14,734	14,018
The Brock Group, Inc., Common Equity	(j)(r)	Service & Equipment		786,094	15,617	16,390
Titan Energy, LLC, Common Equity	(k)(r)(z)(aa)	Upstream		555,496	17,554	844
Total Safety Holdings, LLC, Common Equity	(j)(r)	Service & Equipment		12,897	4,707	4,659
Warren Resources, Inc., Common Equity	(l)(r)(aa)	Upstream		4,415,749	20,754	7,507
White Star Petroleum Holdings, LLC, Common Equity	(i)(r)	Upstream		4,867,084	4,137	3,650

Total Equity/Other					641,081	411,580

TOTAL INVESTMENTS—134.8%					$4,357,766	3,996,705

LIABILITIES IN EXCESS OF OTHER ASSETS—(34.8%)						(1,030,663)

NET ASSETS—100.0%						$2,966,042

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

Portfolio Company	Fair Value at December 31, 2016	Purchases, Paid-In-Kind, Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017
Senior Secured Loans—First Lien
Lusk Operating LLC	$1,031	$1,800	$—	$—	$—	$(2,831)	$—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	(1,000)	—	—	1,000	—

Total	$1,031	$1,800	$(1,000)	$—	$—	$(1,831)	$—

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

        FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2018, the Company had five wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company's accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

        As the Company previously announced on April 9, 2018, GSO Capital Partners LP, or GSO, resigned as the Company's investment sub-adviser and terminated the investment sub-advisory agreement, dated April 28, 2011, or the investment sub-advisory agreement, that FS Investment Advisor, LLC, or FS Advisor, had entered into with GSO, effective April 9, 2018. In connection with GSO's resignation as investment sub-adviser to the Company, on April 9, 2018, the Company entered into a new investment advisory and administrative services agreement, or the FS/EIG investment advisory agreement, with FS/EIG Advisor, LLC, or FS/EIG Advisor, a newly-formed entity that is jointly operated by an affiliate of Franklin Square Holdings, L.P., (which does business as FS Investments) and EIG Asset Management, LLC, or EIG, pursuant to which the FS/EIG Advisor acts as investment adviser to the Company. The FS/EIG investment advisory agreement replaced the investment advisory and administrative services agreement, dated April 28, 2011, as amended by the first amendment to the investment advisory and administrative services agreement, dated August 10, 2012, or the FS Advisor investment advisory agreement, by and between the Company and FS Advisor. See Note 11 for additional information.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company's interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Company's annual report on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

        Capital Gains Incentive Fee:    Pursuant to the terms of the FS Advisor investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company's incentive fee capital gains (i.e., the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period. The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FS Advisor as if the Company's entire portfolio was liquidated at its fair value as of the balance sheet date even though FS Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. See Note 11 for information relating to the incentive fee on capital gains under the FS/EIG investment advisory agreement.

        Subordinated Income Incentive Fee:    Pursuant to the FS Advisor investment advisory agreement, FS Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS Advisor does not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, "adjusted capital" means cumulative gross proceeds generated from sales of the Company's common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to shareholders and amounts paid for share repurchases pursuant to the Company's share repurchase program. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS Advisor is entitled to a "catch-up" fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS Advisor is entitled to receive 20.0% of pre-incentive fee net investment income. See Note 11 for information relating to the subordinated incentive fee on income under the FS/EIG investment advisory agreement.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

        Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2018. These reclassifications had no material impact on the Company's consolidated financial position, results of operations or cash flows as previously reported.

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

        Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on shareholders' equity in connection with the adoption of the new revenue recognition guidance.

        The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which the Company has applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.

        For the three months ended March 31, 2018, the Company did not recognize any structuring fee revenue under the new revenue recognition guidance. If the Company had recognized structuring fee revenue under the new revenue recognition guidance, the Company would have included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the three months ended March 31, 2018.

Note 3. Share Transactions

        Below is a summary of transactions with respect to the Company's common shares during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	4,714,195	$31,380	6,059,668	$46,964
Share Repurchase Program	(9,018,665)	(60,425)	(2,239,480)	(17,244)

Net Proceeds from Share Transactions	(4,304,470)	$(29,045)	3,820,188	$29,720

        During the period from April 1, 2018 to May 14, 2018, the Company issued 1,532,743 common shares pursuant to its distribution reinvestment plan for gross proceeds of $9,953 at an average price per share of $6.49.

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

        In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of the regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor's account if the balance of such account is less than the Company's $5,000 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company's net asset value per share. The Company will provide or will cause to be provided 30 days' prior written notice to potentially affected investors, which notice may be included in the regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company's most recent price at which the Company's shares were issued pursuant to its distribution reinvestment plan. The Company intends to conduct the first such repurchase and de minimis account liquidation after the Company's second quarter 2018 share repurchase offer.

        The following table provides information concerning the Company's repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2018 and 2017:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.70	$17,244
Fiscal 2017
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425

        On April 2, 2018, the Company repurchased 4,786,015 common shares (representing 24% of common shares tendered for repurchase and 1.08% of the shares outstanding as of such date) at $6.55 per share for aggregate consideration totaling $31,348.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser

        Effective January 1, 2018, FS Advisor is entitled to an annual base management fee of 1.75% of the average value of the Company's gross assets (gross assets equals total assets as set forth on the Company's consolidated balance sheets) and an incentive fee based on the Company's performance. The Company commenced accruing fees under the FS Advisor investment advisory agreement on July 18, 2011, upon commencement of the Company's investment operations. Base management fees are paid on a quarterly basis in arrears. Effective January 1, 2018, FS Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS Advisor may be entitled to under the FS Advisor investment advisory agreement.

        Pursuant to the investment sub-advisory agreement, GSO is entitled to receive 50% of all management and incentive fees payable to FS Advisor under the FS Advisor investment advisory agreement with respect to each year.

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

        The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement during the three months ended March 31, 2018 and 2017:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2018	2017
FS Advisor	FS Advisor Investment Advisory Agreement	Base Management Fee(1)	$18,298	$22,385
FS Advisor	FS Advisor Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	—	$10,499
FS Advisor	FS Advisor Investment Advisory Agreement	Administrative Services Expenses(3)	$793	$808

(1)
During the three months ended March 31, 2018, and 2017, $15,889 and $20,855, respectively, in base management fees were paid to FS Advisor and $5,945 and $0, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see "—Expense

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

  Reimbursement" below). As of March 31, 2018, $18,298 in base management fees were payable to FS Advisor.

(2)
During the three months ended March 31, 2018, and 2017, the Company did not pay any amounts in subordinated incentive fees on income to FS Advisor. As of March 31, 2018, the Company did not have any subordinated incentive fee on income payable to FS Advisor.

(3)
During the three months ended March 31, 2018 and 2017, $586 and $785, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and the remainder related to other reimbursable expenses. The Company paid $574 and $930 in administrative services expenses to FS Advisor during the three months ended March 31, 2018 and 2017, respectively.

        See Note 11 for information relating to the compensation of FS/EIG Advisor under the FS/EIG investment advisory agreement.

Potential Conflicts of Interest

        The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company's best interests or in the best interest of the Company's shareholders. The Company's investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company may rely on FS/EIG Advisor to manage the Company's day-to-day activities and to implement its investment strategy. FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or EIG. FS/EIG Advisor and its employees will devote only as much of its or their time to our business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Exemptive Relief

        As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively the Company's co-investment affiliates. However, effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company's board of trustees has authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to certain other funds and accounts managed or previously managed by EIG or its affiliates which would permit the Company to participate in co-investment transactions with

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

certain other EIG advised funds or accounts, or the EIG Order. The Company believes the Order and the EIG Order have and may continue to enhance its ability to further its investment objectives and strategy.

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

        During the three months ended March 31, 2018, the Company did not accrue any expense reimbursements from FS Investments. During the three months ended March 31, 2017, the Company accrued $18,220 for expense reimbursements that FS Investments agreed to offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of March 31, 2018, the Company had no reimbursements due from FS Investments.

        As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the three months ended March 31, 2018, the Company did not pay any amounts in expense recoupments to FS Investments. As of March 31, 2018, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.

        The following table reflects the expense reimbursement payments due from FS Investments to the Company as of March 31, 2018 that may become subject to repayment by the Company to FS Investments:

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

(2)
Amount has been reduced by $2,858, which was paid during the year ended December 31, 2017 for expense recoupments payable to FS Investments.

        The expense reimbursement agreement was terminated on the JV Effective Date. The Company's conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company has entered into a new expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. There can be no assurance that the FS/EIG expense reimbursement agreement will remain in effect or FS/EIG Advisor will reimburse any portion of the Company's expenses in future quarters.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions

        The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the three months ended March 31, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17713	$77,984
Fiscal 2018
March 31, 2018	$0.12500	$54,823

        Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 6, 2018 and May 7, 2018, the Company's board of trustees declared regular monthly cash distributions for April 2018 through June 2018 and July 2018 through September 2018, respectively, each in the amount of $0.041667 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company's board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.

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

        No portion of the distributions paid during the three months ended March 31, 2018 was funded through the reimbursement of operating expenses by FS Investments. During the three months ended March 31, 2017, certain portions of the Company's distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on the Company's investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. The Company's future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the three months ended March 31, 2018 and 2017, the Company did not repay any amounts to FS Investments for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company's expenses, 23% of the aggregate amount of distributions paid during the three months ended March 31, 2017 would have been funded from offering proceeds or borrowings.

        The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	54,823	100%	58,396	75%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	1,368	2%
Expense reimbursement from sponsor	—	—	18,220	23%

Total	$54,823	100%	$77,984	100%

(1)
During the three months ended March 31, 2018 and 2017, 84.3% and 85.0%, respectively, of the Company's gross investment income on a tax basis was attributable to cash income earned and 0.0% and 0.9%, respectively, was attributable to non-cash income earned. In addition, 12.0% and 11.6%, respectively, was attributed to paid-in-kind, or PIK, interest and 3.7% and 2.5%, respectively, was attributed to accretion of discount during the three months ended March 31, 2018 and 2017.

        The Company's net investment income on a tax basis for the three months ended March 31, 2018 and 2017 was $60,214 and $76,616, respectively. As of March 31, 2018 and December 31, 2017, the Company had $5,390 and $0, respectively, of undistributed ordinary income on a tax basis.

        The Company has in the past and may experience additional restructurings or defaults in the future. Any restructuring or default may have an impact on the level of income received by the Company.

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

        The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
GAAP-basis net investment income	$54,388	$88,008
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(9,459)	(17,436)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	6,549	6,418
Income subject to tax not recorded for GAAP	8,742	(371)
Other miscellaneous differences	(6)	(3)

Tax-basis net investment income	$60,214	$76,616

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

        As of March 31, 2018 and December 31, 2017, the components of accumulated earnings (deficit) on a tax basis were as follows:

	March 31, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$5,390	$—
Accumulated capital losses(1)	(510,557)	(430,039)
Other temporary differences	(193)	(198)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(427,986)	(498,322)

Total	$(933,346)	$(928,559)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $19,235 and $491,322, respectively.

(2)
As of March 31, 2018 and December 31, 2017, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $120,532 and $104,844, respectively, and the gross unrealized depreciation on the Company's investments and unrealized loss on foreign currency was $548,518 and $603,166, respectively.

        The aggregate cost of the Company's investments for federal income tax purposes totaled $4,047,058 and $4,557,977 as of March 31, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(427,986) and $(498,322) as of March 31, 2018 and December 31, 2017, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

        As of March 31, 2018 and December 31, 2017, the Company had deferred tax assets of $76,910 and $73,103, respectively, resulting from net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of March 31, 2018 and December 31, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of $76,910 and $73,103, respectively. For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

        The following table summarizes the composition of the Company's investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$933,621	$893,243	25%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	830,856	753,895	21%	860,470	796,524	20%
Senior Secured Bonds	616,661	604,685	17%	664,542	660,151	17%
Subordinated Debt	1,000,804	971,675	26%	1,229,790	1,203,524	30%
Equity/Other	623,907	395,574	11%	641,081	411,580	10%

Total	$4,005,849	$3,619,072	100%	$4,357,766	$3,996,705	100%

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

        As of March 31, 2018, the Company held investments in one portfolio company of which it is deemed to "control." As of March 31, 2018, the Company held investments in seven portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (aa) and (bb) to the unaudited consolidated schedule of investments as of March 31, 2018 in this quarterly report on Form 10-Q.

        As of December 31, 2017, the Company held investments in one portfolio company of which it is deemed to "control." As of December 31, 2017, the Company held investments in six portfolio companies of which it is deemed to be an "affiliated person" but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (aa) and (bb) to the consolidated schedule of investments as of December 31, 2017 in this quarterly report on Form 10-Q.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

        The Company's investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of $130,268 and three equity/other investments with aggregate unfunded commitments of $9,584. As of March 31, 2018, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, Chisholm Oil and Gas, LLC and Rosehill Resources, Inc. As of December 31, 2017, the Company had four senior secured loan investments with aggregate unfunded commitments of $90,662 and two equity/other investments with aggregate unfunded commitments of $8,751. As of December 31, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity and Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,235,564	62%	$2,539,867	64%
Midstream	424,536	12%	441,189	11%
Downstream	33,322	1%	47,831	1%
Power	231,385	6%	231,495	6%
Service & Equipment	694,265	19%	736,323	18%

Total	$3,619,072	100%	$3,996,705	100%

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

        As of March 31, 2018 and December 31, 2017, the Company's investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$13,683	$38,445
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,605,389	3,958,260

Total	$3,619,072	$3,996,705

        The Company's investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower's ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company's equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company's board of trustees determines that the cost of such investment is the best indication of its fair value. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The following is a reconciliation for the three months ended March 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$924,926	$796,524	$660,151	$1,203,524	$373,135	$3,958,260
Accretion of discount (amortization of premium)	1,070	519	1,042	849	—	3,480
Net realized gain (loss)	(1,926)	(29,312)	(4,226)	(28,785)	(84)	(64,333)
Net change in unrealized appreciation (depreciation)	(3,421)	(13,015)	(7,585)	(2,863)	3,388	(23,496)
Purchases	146,200	14,403	24,371	76,596	6,263	267,833
Paid-in-kind interest	1,328	1,298	68	325	—	3,019
Sales and repayments	(174,934)	(16,522)	(69,136)	(277,971)	(811)	(539,374)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$893,243	$753,895	$604,685	$971,675	$381,891	$3,605,389

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,481)	$(34,532)	$(9,272)	$(18,319)	$1,569	$(63,035)

	For the Three Months Ended March 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712
Accretion of discount (amortization of premium)	820	2,102	299	2,025	—	5,246
Net realized gain (loss)	(350)	(10,711)	466	(5,016)	(15,042)	(30,653)
Net change in unrealized appreciation (depreciation)	1,515	9,834	(7,005)	5,579	2,327	12,250
Purchases	98,622	198,327	148,977	305,961	19,364	771,251
Paid-in-kind interest	2,236	3,820	—	301	1,866	8,223
Sales and repayments	(56,197)	(314,489)	(16,594)	(43,382)	(27,433)	(458,095)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$959,137	$762,752	$523,757	$1,308,635	$617,653	$4,171,934

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(10,204)	$17,127	$(18,887)	$(665)	$(1,390)	$(14,019)

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

        The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2018 and December 31, 2017 were as follows:

Type of Investment	Fair Value at March 31, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$566,918	Market Comparables	Market Yield (%)	8.3% - 13.0%	10.5%
			EBITDA Multiples (x)	5.3x - 10.5x	7.2x
			Proved Reserves Multiples (Mmboe)	$5.8 - $6.3	$6.0
			PV-10 Multiples (x)	0.4x - 0.5x	0.4x
	10,017	Cost	Cost	99.0% - 99.0%	99.0%
	39,147	Other(2)	Other(2)	N/A	N/A
	277,161	Market Quotes	Indicative Dealer Quotes	91.9% - 102.0%	99.4%
Senior Secured Loans—Second Lien	553,059	Market Comparables	Market Yield (%)	8.6% - 18.5%	12.0%
	1,650	Cost	Cost	99.0% - 99.0%	99.0%
	19,225	Other(2)	Other(2)	N/A	N/A
	179,961	Market Quotes	Indicative Dealer Quotes	93.2% - 102.7%	97.6%
Senior Secured Bonds	476,094	Market Comparables	Market Yield (%)	8.3% - 12.5%	9.2%
			Production Multiples (Mboe/d)	$41,000.0 - $43,500.0	$42,250.0
			Proved Reserves Multiples (Mmboe)	$13.5 - $14.5	$14.0
			PV-10 Multiples (x)	1.0x - 1.0x	1.0x
			EBITDA Multiples (x)	4.5x - 5.0x	4.8x
	128,591	Market Quotes	Indicative Dealer Quotes	66.8% - 106.5%	89.5%
Subordinated Debt	48,395	Market Comparables	Market Yield (%)	14.5% - 15.0%	14.8%
			PV-10 Multiples (x)	1.1x - 1.1x	1.1x
	923,280	Market Quotes	Indicative Dealer Quotes	47.5% - 117.4%	100.2%
Equity/Other	330,282	Market Comparables	EBITDA Multiples (x)	4.5x - 27.8x	8.1x
			Production Multiples (Mboe/d)	$32,500.0 - $43,500.0	$36,335.3
			Proved Reserves Multiples (Mmboe)	$4.3 - $14.5	$7.4
			Production Multiples (MMcfe/d)	$4,000.0 - $4,500.0	$4,250.0
			Proved Reserves Multiples (Bcfe)	$1.0 - $1.1	$1.0
			PV-10 Multiples (x)	0.4x - 2.0x	1.2x
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			Market Yield (%)	16.0% - 16.5%	16.3%
	1,767	Discounted Cash Flow	Discount Rate (%)	10.5% - 30.5%	11.6%
	68	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
	2,505	Cost	Cost	$0.59 - $0.99	$0.99
	24,610	Other(2)	Other(2)	N/A	N/A
	22,659	Market Quotes	Indicative Dealer Quotes	$1.0 - $360.0	$76.8

Total	$3,605,389

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

(2)
Fair valued based on expected outcome of proposed corporate transactions and/or other factors.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

        The following tables present a summary of information with respect to the Company's outstanding financing arrangements as of March 31, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company's audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 and the additional disclosure set forth in this Note 8.

	As of March 31, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	March 29, 2019
BNP Facility	Prime Brokerage	L+1.35%	200,000	100,000	December 26, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	290,000	50,000	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019

Total			$1,070,000	$250,000

	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%	300,000	—	September 27, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	340,000	—	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019

Total			$1,220,000	$100,000

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
As described below, this facility generally is terminable upon 270 days' notice by either party. As of March 31, 2018 and December 31, 2017, neither party had provided notice of its intent to terminate the facility.

(3)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

        For the three months ended March 31, 2018 and 2017, the components of total interest expense for the Company's financing arrangements were as follows:

	Three Months Ended March 31,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Barclays Credit Facility	$94	$19	$113	$94	$14	$108
BNP Facility	2,121	—	2,121	1,140	—	1,140
Deutsche Bank Credit Facility	3,243	291	3,534	1,775	271	2,046
Fortress Facility	2,486	77	2,563	2,176	67	2,243
Goldman Facility	5,632	144	5,776	—	—	—
Goldman Repurchase Financing	—	—	—	3,546	32	3,578
Natixis Credit Facility	—	—	—	423	256	679
Wells Fargo Credit Facility	—	—	—	243	198	441

Total	$13,576	$531	$14,107	$9,397	$838	$10,235

(1)
Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

        For the three months ended March 31, 2018 and 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company's financing arrangements were as follows:

	Three Months Ended March 31,
	2018				2017
Arrangement	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)
Barclays Credit Facility	$94	$—	—	—	$96	$—	—	—
BNP Facility(2)	2,842	247,778	3.65%	3.42%	989	127,071	2.50%	3.59%
Deutsche Bank Credit Facility(3)	3,109	329,444	4.11%	3.94%	1,741	205,333	3.03%	3.46%
Fortress Facility(3)	2,492	155,000	6.38%	6.42%	2,041	155,000	5.79%	5.62%
Goldman Facility(3)	5,640	425,000	5.31%	5.30%	—	—	—	—
Goldman Repurchase Financing(3)	—	—	—	—	3,529	325,000	4.34%	4.36%
Natixis Credit Facility(3)	—	—	—	—	433	49,466	3.48%	3.42%
Wells Fargo Credit Facility(3)	—	—	—	—	248	26,861	3.71%	3.62%

Total/Average	$14,177	$1,157,222	4.83%	4.69%	$9,077	$888,731	3.80%	4.23%

(1)
Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any. If applicable, the weighted average interest rate presented for periods of less than one year is annualized

(2)
Interest paid monthly in arrears.

(3)
Interest paid quarterly in arrears.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Barclays Credit Facility

        On May 18, 2016, Bryn Mawr Funding LLC, or Bryn Mawr Funding, a wholly-owned subsidiary, entered into a revolving credit facility, or the Barclays credit facility, with Barclays Bank PLC, or Barclays, as administrative agent, and the lenders from time to time party thereto. As amended to date, the Barclays credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $100,000, including a subfacility for the issuance of letters of credit for Bryn Mawr Funding's account in an aggregate face amount of up to $10,000. Bryn Mawr Funding's obligations to Barclays under the Barclays credit facility are secured by a first priority security interest in substantially all of the assets of Bryn Mawr Funding, including its portfolio of assets and the assets of its subsidiaries, subject to customary exceptions. In addition, the Company has agreed to guaranty the obligations of Barclays and grant a first priority lien in favor of Barclays, for the benefit of the lenders, on the membership interests in Bryn Mawr Funding.

        Interest under the Barclays credit facility for (i) loans for which the Company elects the eurocurrency option is payable at a rate equal to LIBOR plus 325 basis points per annum; and (ii) loans for which the Company elects the base rate option is payable at a rate equal to 225 basis points per annum plus the greatest of (a) the U.S. Prime Rate, (b) the federal funds effective rate for such day plus 50 basis points, (c) three-month LIBOR plus 100 basis points per annum and (d) zero. Bryn Mawr Funding will pay a commitment fee of 37.5 basis points per annum on the unused portion of the commitments under the Barclays credit facility during the revolving period and letter of credit participation fees and a fronting fee on the average daily amount of any letters of credit issued under the Barclays credit facility.

        On September 30, 2018 and December 31, 2018, the amount available for borrowing under the Barclays credit facility will be reduced to $75,000 and $50,000, respectively, and Bryn Mawr Funding will be required to repay any outstanding borrowings in excess of these amounts. The Barclays credit facility will mature on March 29, 2019.

        The Company incurred costs in connection with obtaining the Barclays credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Barclays credit facility. As of March 31, 2018, $177 of such deferred financing costs had yet to be amortized to interest expense.

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

        The Company incurred costs in connection with obtaining and amending the Deutsche Bank credit facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Deutsche Bank credit facility. As of March 31, 2018, $233 of such deferred financing costs had yet to be amortized to interest expense.

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

        The Company incurred costs in connection with obtaining and amending the Fortress facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Fortress facility. As of March 31, 2018, $807 of such deferred financing costs had yet to be amortized to interest expense.

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

        The Company incurred costs in connection with obtaining the Goldman term facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman term facility. As of March 31, 2018, $855 of such deferred financing costs had yet to be amortized to interest expense.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights

        The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$6.65	$7.61
Results of operations(2)
Net investment income	0.13	0.65
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.21)	(0.90)

Net increase (decrease) in net assets resulting from operations	(0.08)	(0.25)

Shareholder distributions(3)
Distributions from net investment income	(0.13)	(0.71)
Distributions representing tax return of capital	—	(0.00)

Net decrease in net assets resulting from shareholder distributions	(0.13)	(0.71)

Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$6.44	$6.65

Shares outstanding, end of period	441,740,665	446,045,135

Total return(6)	(1.33)%	(3.65)%

Total return (without assuming reinvestment of distributions)(6)	(1.20)%	(3.29)%

Ratio/Supplemental Data:
Net assets, end of period	$2,842,967	$2,966,042
Ratio of net investment income to average net assets(7)	7.37%	8.82%
Ratio of total operating expenses to average net assets(7)	4.82%	4.94%
Portfolio turnover(8)	7.06%	34.08%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,070,000	$1,220,000
Asset coverage per unit(9)	3.66	3.43

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares, pursuant to the Company's distribution reinvestment plan. The issuance of common shares at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company's issuance of common shares was an increase in net asset value of less than $0.01 per share during the three months ended March 31, 2018.

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2018 are annualized. Annualized ratios for the three months ended March 31, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the three months ended March 31, 2018 and year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	—	0.32%
Ratio of interest expense to average net assets	1.91%	1.52%
(8)
Portfolio turnover for the three months ended March 31, 2018 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events

        On April 9, 2018, the Company entered into the FS/EIG investment advisory agreement which replaced the FS Advisor investment advisory agreement.

        Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company's gross assets during the most recently completed calendar quarter and an incentive fee based on the Company's performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company's gross assets.

        The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company's "pre-incentive fee net investment income" for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company's net assets, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company's pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. Once the Company's pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a "catch-up" fee

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (Continued)

equal to the amount of the Company's pre-incentive fee net investment income in excess of the hurdle rate, until the Company's pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of the value of the Company's net assets. This "catch-up" feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company's pre-incentive fee net investment income.

        The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/EIG investment advisory agreement). This fee equals 20.0% of the Company's "incentive fee capital gains." "Incentive fee capital gains" are the Company's realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.

        Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. FS/EIG Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC.

        Pursuant to the FS/EIG investment advisory agreement, the Company reimburses FS/EIG Advisor no less than monthly for expenses necessary to perform services related to the Company's administration and operations. The amount of this reimbursement is set at the lesser of (1) FS/EIG Advisor's actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company's board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company's board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company's board of trustees, among other things, compares the total amount paid to FS/EIG Advisor for such services as a percentage of the Company's net assets to the same ratio as reported by other comparable BDCs.

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

  •
  actual and potential conflicts of interest with FS/EIG Advisor, FS Investments, EIG, or any of their respective affiliates;

  •
  the dependence of our future success on the general economy and its effect on the industries in which we may invest;

  •
  our use of financial leverage;

  •
  the ability of FS/EIG Advisor to locate suitable investments for us and to monitor and administer our investments;

  •
  the ability of FS/EIG Advisor or its affiliates to attract and retain highly talented professionals;

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

Overview

        We were formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. In November 2016, we closed our continuous public offering of common shares to new investors.

        Our investment activities are managed by FS/EIG Advisor and supervised by our board of trustees, a majority of whom are independent. Under the FS/EIG investment advisory agreement, we have agreed to pay FS/EIG Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance.

        Our investment activities were managed by FS Advisor until April 9, 2018 and thereafter have been managed by FS/EIG Advisor. FS Advisor previously engaged GSO to act as our investment sub-adviser. GSO resigned as our investment sub-adviser and terminated the investment sub-advisory agreement on April 9, 2018.

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

        Direct Originations:    We intend to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

        Opportunistic:    We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an Energy industry sub-sector being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e., opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.

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

        We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of our investment adviser.

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

Expenses

        Our primary operating expenses include the payment of management and incentive fees and other expenses under the FS/EIG investment advisory agreement, interest expense from financing facilities and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FS/EIG Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

        FS/EIG Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/EIG Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, FS/EIG Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

        Pursuant to the FS/EIG investment advisory agreement, we reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor's allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG Advisor. We reimburse FS/EIG Advisor no less than quarterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel and facilities under the FS/EIG investment advisory agreement. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

        We bear all other expenses of our operations and transactions, including all other expenses incurred by FS/EIG Advisor in performing services for us and administrative personnel paid by FS Investments and EIG.

        In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS/EIG Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

        For information regarding our expense reimbursement arrangement with FS Investments, see Note 4 to our unaudited consolidated financial statements included herein.

Portfolio Investment Activity for the Three Months Ended March 31, 2018 and for the Year Ended December 31, 2017

Total Portfolio Activity

        The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2018 and year ended December 31,2017:

Net Investment Activity	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Purchases	$267,833	$1,861,618
Sales and Repayments	(558,369)	(1,431,648)

Net Portfolio Activity	$(290,536)	$429,970

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$146,200	55%	$397,162	21%
Senior Secured Loans—Second Lien	14,403	5%	428,871	23%
Senior Secured Bonds	24,371	9%	347,091	19%
Subordinated Debt	76,596	29%	621,372	33%
Equity/Other	6,263	2%	67,122	4%

Total	$267,833	100%	$1,861,618	100%

        The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$933,621	$893,243	25%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	830,856	753,895	21%	860,470	796,524	20%
Senior Secured Bonds	616,661	604,685	17%	664,542	660,151	17%
Subordinated Debt	1,000,804	971,675	26%	1,229,790	1,203,524	30%
Equity/Other	623,907	395,574	11%	641,081	411,580	10%

Total	$4,005,849	$3,619,072	100%	$4,357,766	$3,996,705	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

        The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Number of Portfolio Companies	79	76
% Variable Rate (based on fair value)	40.5%	40.1%
% Fixed Rate (based on fair value)	48.6%	49.6%
% Income Producing Equity/Other Investments (based on fair value)	0.7%	0.7%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.2%	9.6%
Average Annual EBITDA of Portfolio Companies	$142,857	$188,168
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.2%	97.0%
% of Investments on Non-Accrual (based on fair value)	2.5%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.0%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.6%	9.8%

        Based on our regular monthly cash distribution rate of $0.041667 per share as of March 31, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of $6.55 per share, the annualized distribution rate to shareholders as of March 31, 2018 was 7.63%. Based on our regular monthly cash distribution rate of $0.059042 per share as of December 31, 2017, and the price at which we issued shares pursuant to our distribution reinvestment plan of $6.70 per share, the annualized distribution rate to shareholders as of December 31, 2017 was 10.57%. For the three months ended March 31, 2018 and year ended December 31, 2017, our total return was (1.33)% and (3.65)%, respectively, and our total return without assuming reinvestment of distributions was (1.20)% and (3.29)%, respectively

        Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Direct Originations

        The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2018 and year ended December 31, 2017:

New Direct Originations	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$72,878	$1,045,373
Exited Investments (including partial paydowns)	(127,697)	(590,931)

Net Direct Originations	$(54,819)	$454,442

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$60,948	83%	$285,688	27%
Senior Secured Loans—Second Lien	8,567	12%	386,000	37%
Senior Secured Bonds	—	—	162,812	16%
Subordinated Debt	—	—	165,000	16%
Equity/Other	3,363	5%	45,873	4%

Total	$72,878	100%	$1,045,373	100%

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$6,625	$47,517
Weighted Average Maturity for New Direct Originations	5/19/24	9/27/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	9.0%	8.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.8%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.8%	10.2%

        The following table presents certain selected information regarding our direct originations as of March 31, 2018 and December 31, 2017:

Characteristics of All Direct Originations held in Portfolio	March 31, 2018	December 31, 2017
Number of Portfolio Companies	41	36
Average Annual EBITDA of Portfolio Companies	$79,501	$77,664
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.5x	5.7x
% of Investments on Non-Accrual (based on fair value)	3.0%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	7.5%	7.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	9.8%

Portfolio Composition by Strategy

        The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,142,991	59%	$2,277,397	57%
Opportunistic	818,049	23%	1,037,413	26%
Broadly Syndicated/Other	658,032	18%	681,895	17%

Total	$3,619,072	100%	$3,996,705	100%

        See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding our investment portfolio.

Portfolio Asset Quality

        In addition to various risk management and monitoring tools, FS/EIG Advisor uses, and FS Advisor historically used, an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses, and FS Advisor historically used, an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

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

        The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$27,847	1%	$99,205	2%
2	3,028,873	84%	3,125,386	78%
3	340,253	9%	546,153	14%
4	10,813	0%	—	—
5	211,286	6%	225,961	6%

Total	$3,619,072	100%	$3,996,705	100%

        The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues

        Our investment income for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$77,898	87%	$84,201	72%
Paid-in-kind interest income	3,019	3%	8,223	7%
Fee income	9,056	10%	23,822	21%

Total investment income(1)	$89,973	100%	$116,246	100%

(1)
Such revenues represent $83,987 and $103,768 of cash income earned as well as $5,986 and $12,478 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

        Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

        Our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Management fees	$18,298	$22,385
Subordinated income incentive fees	—	10,499
Administrative services expenses	793	808
Share transfer agent fees	643	734
Accounting and administrative fees	361	422
Interest expense	14,107	10,235
Trustees' fees	450	250
Expenses associated with our independent audit and related fees	79	122
Legal fees	99	67
Printing fees	244	507
Other	511	429

Total operating expenses	35,585	46,458
Less: Expense reimbursement from sponsor	—	(18,220)

Net operating expenses	$35,585	$28,238

        The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Ratio of operating expenses to average net assets	1.21%	1.38%
Ratio of expense reimbursement from sponsor to average net assets	—	(0.54)%

Ratio of net operating expenses to average net assets	1.21%	0.84%
Ratio of income incentive fees and interest expense to average net assets(1)	(0.48)%	(0.62)%

Ratio of net operating expenses to average net assets, excluding certain expenses	0.73%	0.22%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

        Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

        During the three months ended March 31, 2018, we did not accrue any expense reimbursements. During the three months ended March 31, 2017, we accrued $18,220 for expense reimbursements that FS Investments agreed to pay and were funded through the offset of management fees payable by us to FS Advisor. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the three months ended March 31, 2018 and 2017 we did not accrue any expense recoupments payable to FS Advisor or its affiliates. See "—Overview—Expense Reimbursement" for a discussion of the expense reimbursement agreement.

Net Investment Income

        Our net investment income totaled $54,388 ($0.12 per share) and $88,008 ($0.20 per share) for the three months ended March 31, 2018 and 2017, respectively.

Net Realized Gains or Losses

        Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Net realized gain (loss) on investments(1)	$(67,880)	$(30,653)
Net realized gain (loss) on foreign currency	—	3

Total net realized gain (loss)	$(67,880)	$(30,650)

(1)
We sold investments and received principal repayments of $301,194 and $257,175, respectively, during the three months ended March 31, 2018 and $97,055 and $361,040, respectively, during the three months ended March 31, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

        Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(25,716)	$4,109
Net change in unrealized appreciation (depreciation) on foreign currency	1	52

Total net change in unrealized appreciation (depreciation)	$(25,715)	$4,161

        During the three months ended March 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our broadly syndicated and directly originated investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2017 was primarily driven by a continuation of the recovery in the energy markets and by the conversion of unrealized depreciation to realized losses.

Net Increase (Decrease) in Net Assets Resulting from Operations

        For the three months ended March 31, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $(39,207) ($(0.09) per share) and $61,519 ($0.14 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

        As of March 31, 2018, we had $383,536 in cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $250,000 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS Advisor, but in no event may leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements." As of March 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2018, we had nine senior secured loan investments with aggregate unfunded commitments of $130,268 and three equity/other investments with aggregate unfunded commitments of $9,584. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

        We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See "—Financing Arrangements."

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

Financing Arrangements

        The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2018:

Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	March 29, 2019
BNP Facility	Prime Brokerage	L+1.35%	200,000	100,000	December 26, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	290,000	50,000	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019

Total			$1,070,000	$250,000

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2018, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
As described in Note 8 to our unaudited consolidated financial statements included herein, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

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

        Prior to the closing of our continuous public offering in November 2016, we declared regular cash distributions on a weekly basis, and paid such distributions on a monthly basis. Effective November 30, 2016, and subject to applicable legal restrictions and the sole discretion of our board of trustees, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. We will calculate each shareholder's specific distribution amount for the period using record and declaration dates and each shareholder's distributions will begin to accrue on the date that common shares are issued to such shareholder. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

        During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor's investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS/EIG Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder's cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

        We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.

        The following table reflects the cash distributions per share that we have declared and paid on our common shares during the three months ended March 31, 2018 and 2017:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17713	$77,984
Fiscal 2018
March 31, 2018	$0.12500	$54,823

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

Valuation of Portfolio Investments

        We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, FS/EIG Advisor provides our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

        With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

  •
  our quarterly fair valuation process begins with FS/EIG Advisor's management team reviewing and documenting preliminary valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

  •
  FS/EIG Advisor's management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

  •
  preliminary valuations are then discussed with the valuation committee;

  •
  the valuation committee reviews the preliminary valuations and FS/EIG Advisor's management team, together with our independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

  •
  following its review, the valuation committee will recommend that our board of trustees approve our fair valuations; and

  •
  our board of trustees discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/EIG Advisor, the valuation committee and any independent third-party valuation services, if applicable.

        Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of trustees may use any approved independent third-party pricing or valuation services. However, our board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/EIG Advisor or any approved independent third-party valuation or pricing service that our board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor's management team, any approved independent third-party valuation services and our board of trustees may consider when determining the fair value of our investments.

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

        FS/EIG Advisor's management team, any approved independent third-party valuation services and our board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/EIG Advisor's management team, any approved independent third-party valuation services and our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with FS/EIG Advisor's management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

        The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of trustees has delegated day-to-day responsibility for implementing our valuation policy to FS/EIG Advisor's management team, and has authorized FS/EIG Advisor's management team to utilize independent third-party valuation and pricing services that have been approved by our board of trustees. The valuation committee is responsible for overseeing FS/EIG Advisor's implementation of the valuation process.

        See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.

Revenue Recognition

        Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on nonaccrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

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

        Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on shareholders' equity in connection with the adoption of the new revenue recognition guidance.

        The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which we have applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.

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

Uncertainty in Income Taxes

        We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2018 and 2017, we did not incur any interest or penalties.

        See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.

Contractual Obligations

        We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Notes 4 and 11 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these similar agreements with FS Advisor during the three months ended March 31, 2018 and 2017.

        A summary of our significant contractual payment obligations for the repayment of outstanding indebtness at March 31, 2018 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BNP Facility(2)(3)	December 26, 2018	$200,000	$200,000	—	—	—
Deutsche Bank Credit Facility(4)	June 11, 2018	$290,000	$290,000	—	—	—
Fortress Facility(5)	November 6, 2020	$155,000	—	$155,000	—	—
Goldman Facility(5)	September 15, 2019	$425,000	—	$425,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
The BNP facility generally is terminable upon 270 days' notice by either party. As of March 31, 2018, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
At March 31, 2018, $100,000 remained unused under the financing arrangement.

(4)
At March 31, 2018, $50,000 remained unused under the financing arrangement.

(5)
At March 31, 2018, no amounts remained unused under the financing arrangement.

        As of March 31, 2018, no amounts were outstanding under the Barclays credit facility. All borrowed amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 26, 2019.

Off-Balance Sheet Arrangements

        We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 40.5% of our portfolio investments (based on fair value) paid variable interest rates, 48.6% paid fixed interest rates, 0.7% were income producing equity/other investments and the remainder (10.2%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.

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

        The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2018 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(13,770)	$(10,603)	$(3,167)	(1.2)%
No change	—	—	—	—
Up 100 basis points	$14,155	$10,603	$3,552	1.4%
Up 300 basis points	$42,466	$31,808	$10,658	4.1%
Up 500 basis points	$70,776	$53,013	$17,763	6.8%

        We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities.

        In addition, we may have risk regarding portfolio valuation. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments."

Item 4.    Controls and Procedures.

        As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

        Investing in our common shares involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our common shares. All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our former investment adviser, FS Advisor, are generally applicable to our current investment adviser, FS/EIG Advisor.

Risks Related to FS/EIG Advisor and Its Affiliates

There may be conflicts of interest related to obligations FS/EIG Advisor's senior management and investment teams have to our affiliates and to other clients.

        The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/EIG Advisor to manage our day-to-day activities and to implement our investment strategy. FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or EIG. FS/EIG Advisor and its employees will devote only as much of its or their time to our business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        The table below provides information concerning our repurchases of common shares during the three months ended March 31, 2018 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	9,018,665	$6.70	9,018,665	(1)
February 1 to February 28, 2018	—	—	—	—
March 1 to March 31, 2018	—	—	—	—

Total	9,018,665	$6.70	9,018,665	(1)

(1)
The maximum number of common shares available for repurchase on January 12, 2018 was 10,224,187. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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
10.1
Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on April 9, 2018.)
10.2
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
10.4
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
10.8
First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 15, 2015.)
10.9
Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2016, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 16, 2016.)

10.10	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on June 14, 2017.)
10.11
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
10.15
Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 31, 2013.)
10.16
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
10.20
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
10.23
Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund's Current report on Form 8-K filed on May 17, 2013.)
10.24	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC.

10.25	Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 17, 2013.)
10.26
First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on August 21, 2014.)
10.27
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
10.30
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
10.34
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

10.37	Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.38
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
10.40
Second Supplemental Indenture, dated as of September 21, 2016, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 22, 2016.)
10.41	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on September 15, 2014.)
10.42
Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 22, 2016.)
10.43
Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund's Quarterly Report on Form 10-Q filed on November 9, 2016.)
10.44
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

10.51	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.52
Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on November 12, 2015.)
10.53
First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on December 1, 2015.)
10.54
Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on March 19, 2018.)
10.55
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
10.60
Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.61
Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund's Current Report on Form 8-K filed on May 24, 2016.)
10.62
First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund's Current Report on Form 8-K filed on March 19, 2018.)
10.63
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2018.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)