Form 10-Q
period 2018-06-30
FS Energy & Power Fund
filed 2018-08-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware	27-6822130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The issuer had 437,784,332 common shares of beneficial interest outstanding as of August 14, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,903,746 and $3,490,683, respectively)	$2,773,333	$3,281,536
Non-controlled/affiliated investments (amortized cost—$849,003 and $839,619, respectively)	673,652	715,169
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—
Total investments, at fair value (amortized cost—$3,780,213 and $4,357,766, respectively)	3,446,985	3,996,705
Cash	281,741	195,376
Receivable for investments sold and repaid	47,814	66,337
Interest receivable	40,498	51,293
Deferred financing costs	132	720
Reimbursement due from sponsor(1)	—	5,945
Prepaid expenses and other assets	—	55
Total assets	$3,817,170	$4,316,431
Liabilities
Payable for investments purchased	$38,701	$88,033
Credit facilities payable (net of deferred financing costs of $1,439 and $1,883, respectively)(2)	868,561	1,218,117
Shareholder distributions payable	8,361	10,938
Management fees payable	17,118	21,834
Administrative services expense payable	720	361
Interest payable	5,927	6,033
Trustees’ fees payable	184	252
Other accrued expenses and liabilities	3,819	4,821
Total liabilities	943,391	1,350,389
Commitments and contingencies ($28,104 and $28,104, respectively)(3)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 441,532,187 and 446,045,135 shares issued and outstanding, respectively	442	446
Capital in excess of par value(4)	3,783,964	3,814,303
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(4)	(565,823)	(487,379)
Accumulated undistributed (distributions in excess of) net investment income(4)	(11,576)	(247)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(333,228)	(361,081)
Total shareholders’ equity	2,873,779	2,966,042
Total liabilities and shareholders’ equity	$3,817,170	$4,316,431
Net asset value per common share at period end	$6.51	$6.65

(1)
See Note 4 for a discussion of expense reimbursements paid to the Company by its former investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company’s financing arrangements.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$62,957	$76,745	$129,337	$145,923
Paid-in-kind interest income	1,344	5,394	3,734	10,757
Fee income	910	6,541	7,875	30,363
From non-controlled/affiliated investments:
Interest income	12,279	9,842	23,797	24,865
Paid-in-kind interest income	582	3,462	1,211	6,322
Fee income	—	656	2,091	656
Total investment income	78,072	102,640	168,045	218,886
Operating expenses
Management fees	17,118	22,688	35,416	45,073
Subordinated income incentive fees(1)	—	—	—	10,499
Administrative services expenses	802	799	1,595	1,607
Share transfer agent fees	650	674	1,293	1,408
Accounting and administrative fees	339	410	700	832
Interest expense(2)	14,162	11,571	28,269	21,806
Trustees’ fees	184	250	634	500
Other general and administrative expenses	900	984	1,833	2,109
Total operating expenses	34,155	37,376	69,740	83,834
Less: Expense reimbursement from sponsor(3)	—	—	—	(18,220)
Less: Expense reimbursement due to sponsor(3)	—	2,858	—	2,858
Net expenses	34,155	40,234	69,740	68,472
Net investment income	43,917	62,406	98,305	150,414
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(10,564)	(46,654)	(78,444)	(77,515)
Non-controlled/affiliated	—	852	—	1,060
Net realized gain (loss) on foreign currency	—	(2)	—	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	37,667	(87,590)	78,734	(60,355)
Non-controlled/affiliated	15,882	(77,870)	(50,901)	(99,465)
Controlled/affiliated	—	—	—	(1,531)
Net change in unrealized gain (loss) on foreign currency	19	—	20	52
Total net realized and unrealized gain (loss)	43,004	(211,264)	(50,591)	(237,753)
Net increase (decrease) in net assets resulting from operations	$86,921	$(148,858)	$47,714	$(87,339)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.20	$(0.34)	$0.11	$(0.20)
Weighted average shares outstanding	439,286,145	443,232,133	439,603,556	442,101,188

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)
See Note 8 for a discussion of the Company’s financing arrangements.

(3)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operations
Net investment income	$98,305	$150,414
Net realized gain (loss) on investments and foreign currency	(78,444)	(76,454)
Net change in unrealized appreciation (depreciation) on investments	27,833	(161,351)
Net change in unrealized gain (loss) on foreign currency	20	52
Net increase (decrease) in net assets resulting from operations	47,714	(87,339)
Shareholder distributions(1)
Distributions from net investment income	(109,634)	(156,358)
Net decrease in net assets resulting from shareholder distributions	(109,634)	(156,358)
Capital share transactions(2)
Reinvestment of shareholder distributions	61,430	93,968
Repurchases of common shares	(91,773)	(52,796)
Net increase (decrease) in net assets resulting from capital share transactions	(30,343)	41,172
Total increase (decrease) in net assets	(92,263)	(202,525)
Net assets at beginning of period	2,966,042	3,348,894
Net assets at end of period	$2,873,779	$3,146,369
Accumulated undistributed (distributions in excess of) net investment income(1)	$(11,576)	$(19,682)

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$47,714	$(87,339)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(706,117)	(1,235,075)
Paid-in-kind interest	(4,945)	(17,079)
Proceeds from sales and repayments of investments	1,216,246	754,124
Net realized (gain) loss on investments	78,444	76,455
Net change in unrealized (appreciation) depreciation on investments	(27,833)	161,351
Accretion of discount	(6,075)	(12,391)
Amortization of deferred financing costs	1,032	1,670
(Increase) decrease in receivable for investments sold and repaid	18,523	(2,309)
(Increase) decrease in interest receivable	10,795	(4,365)
(Increase) decrease in expense reimbursement due from sponsor(1)	5,945	—
(Increase) decrease in prepaid expenses and other assets	55	(150)
Increase (decrease) in payable for investments purchased	(49,332)	116,123
Increase (decrease) in management fees payable	(4,716)	1,833
Increase (decrease) in expense recoupment payable to sponsor(1)	—	2,858
Increase (decrease) in administrative services expense payable	359	14
Increase (decrease) in interest payable(2)	(106)	165
Increase (decrease) in trustees’ fees payable	(68)	—
Increase (decrease) in other accrued expenses and liabilities	(1,002)	40
Net cash provided by (used in) operating activities	578,919	(244,075)
Cash flows from financing activities
Reinvestment of shareholder distributions	61,430	93,968
Repurchases of common shares	(91,773)	(52,796)
Shareholder distributions	(112,211)	(154,905)
Borrowings under credit facilities(2)	115,000	672,000
Repayments of credit facilities(2)	(465,000)	(144,704)
Repayments under repurchase facility	—	(325,000)
Deferred financing costs paid	—	(2,603)
Net cash provided by (used in) financing activities	(492,554)	85,960
Total increase (decrease) in cash	86,365	(158,115)
Cash at beginning of period	195,376	317,520
Cash at end of period	$281,741	$159,405
Supplemental disclosure
Non-cash purchases of investments	$(82,320)	$(16,957)
Non-cash sales of investments	$82,320	$16,957

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2018 and 2017, the Company paid $27,343 and $15,017, respectively, in interest expense on the credit facilities and $0 and $4,954, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—31.3%
Abaco Energy Technologies LLC	(j)	Service & Equipment	L+950	1.0%	11/20/20	$75,013	$72,316	$74,637
Allied Wireline Services, LLC	(k)(l)(z)	Service & Equipment	L+950	1.5%	6/30/20	115,104	114,808	113,665
Altus Power America, Inc.	(j)(z)(aa)	Power	L+750	1.5%	9/30/21	80,671	80,671	78,553
Altus Power America, Inc.	(e)(z)(aa)	Power	L+750	1.5%	9/30/21	9,055	9,055	8,817
ARB Midstream Operating Company, LLC	(j)(z)	Midstream	L+725	1.0%	11/6/21	3,182	3,152	3,147
ARB Midstream Operating Company, LLC	(e)(z)	Midstream	L+725	1.0%	11/6/21	1,819	1,819	1,798
Bioenergy Infrastructure Holdings Limited	(m)(z)	Power	L+725	1.0%	12/14/22	843	835	859
Bioenergy Infrastructure Holdings Limited	(e)(m)(z)	Power	L+725	1.0%	12/14/22	657	657	671
BL Sand Hills Unit, L.P.	(l)(z)(aa)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	20,000
Cimarron Energy Inc.	(p)(z)	Service & Equipment	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,866	25,216	12,771
Compass Power Generation LLC	(g)	Power	L+375	1.0%	12/20/24	2,977	3,032	2,998
Eagle Midstream Canada Finance Inc.	(j)(l)(m)(z)	Midstream	8.5%		9/27/20	175,000	175,000	173,250
Felix Investments Holdings II, LLC	(z)	Upstream	L+650	1.0%	8/9/22	3,933	3,905	3,914
Felix Investments Holdings II, LLC	(e)(z)	Upstream	L+650	1.0%	8/9/22	1,967	1,967	1,957
Fortis Minerals Intermediate Holdings, LLC	(j)(z)	Upstream	L+625	1.0%	2/16/25	11,725	11,613	11,650
Fortis Minerals Intermediate Holdings, LLC	(e)(z)	Upstream	L+625	1.0%	2/16/25	35,175	35,175	34,950
Industrial Group Intermediate Holdings, LLC	(z)	Industrials	L+800	1.3%	5/31/20	23,003	23,003	23,003
JSS Holdings, Inc.	(l)(z)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,921	14,800	15,657
JSS Holdings, Inc.	(e)(z)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	2,727	2,727	2,862
Kraken Oil & Gas LLC	(j)(z)	Upstream	L+750	1.0%	5/7/21	46,000	45,597	45,600
Kraken Oil & Gas LLC	(e)(z)	Upstream	L+750	1.0%	5/7/21	14,000	14,000	13,878
Lusk Operating LLC	(p)(r)(z)(bb)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	7/31/18	29,297	27,464	—
MB Precision Holdings LLC	(z)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	13,226	13,302	10,077
New Age (African Global Energy) Limited	(m)(z)	Upstream	15.0%		6/28/20	1,658	1,643	1,692
NNE Holding LLC	(j)(z)	Upstream	L+800		3/2/22	30,917	30,891	30,778
NNE Holding LLC	(e)(z)	Upstream	L+800		3/2/22	4,083	4,083	4,065
ORYX Southern Delaware Holdings LLC	(f)	Midstream	L+325	1.0%	2/28/25	19,950	20,047	19,751
Permian Production Partners LLC	(j)(z)	Upstream	L+600	1.0%	5/18/24	40,000	39,212	40,152
Power Distribution, Inc.	(k)(z)	Power	L+725	1.3%	1/25/23	29,498	29,498	30,199
Strike, LLC	(j)	Midstream	L+800	1.0%	11/30/22	23,125	22,578	23,501
Strike, LLC		Midstream	L+800	1.0%	5/30/19	3,207	3,184	3,223
Swift Worldwide Resources US Holdings Corp.	(j)(z)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,469	58,469	59,565
Traverse Midstream Partners LLC	(f)(g)(j)	Midstream	L+400	1.0%	9/27/24	74,672	75,342	74,758
Warren Resources, Inc.	(j)(l)(z)(aa)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,161	27,161	27,229
Total Senior Secured Loans—First Lien							1,009,591	969,627
Unfunded Loan Commitments							(69,483)	(69,483)
Net Senior Secured Loans—First Lien							940,108	900,144

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—20.5%
Aethon United BR LP	(j)(z)	Upstream	L+675	1.0%	9/8/23	$87,931	$86,789	$87,096
Aethon United BR LP	(e)(z)	Upstream	L+675	1.0%	9/8/23	39,969	39,969	39,589
Arena Energy, LP	(j)(k)(z)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	109,844	109,844	109,844
Chisholm Oil and Gas Operating, LLC	(j)(k)(l)(z)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	194,679
Granite Acquisition, Inc.	(f)(g)	Power	L+725	1.0%	12/19/22	22,331	22,046	22,442
Horn Intermediate Holdings, Inc.	(z)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	50,250
P2 Upstream Acquisition Co.		Service & Equipment	L+800	1.0%	4/30/21	15,399	14,911	14,331
Penn Virginia Holdings Corp.	(j)(m)(z)	Upstream	L+700	1.0%	9/29/22	30,000	30,000	30,264
Rosehill Operating Company, LLC	(z)	Upstream	10.0%		1/31/23	1,667	1,651	1,698
SilverBow Resources, Inc.	(j)(m)(z)	Upstream	L+750	1.0%	12/15/24	19,000	18,822	19,042
Titan Energy Operating, LLC	(k)(p)(z)(aa)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	125,126	100,902	21,881
UTEX Industries, Inc.		Service & Equipment	L+725	1.0%	5/20/22	37,692	35,058	37,095
Total Senior Secured Loans—Second Lien							706,242	628,211
Unfunded Loan Commitment							(39,969)	(39,969)
Net Senior Secured Loans—Second Lien							666,273	588,242
Senior Secured Bonds—18.4%
Black Swan Energy Ltd.	(j)(m)(z)	Upstream	9.0%		1/20/24	90,000	90,000	89,100
FourPoint Energy, LLC	(j)(k)(l)(z)(aa)	Upstream	9.0%		12/31/21	235,125	227,886	239,828
Ridgeback Resources Inc.	(k)(m)(z)(aa)	Upstream	12.0%		12/29/20	3,887	3,830	3,887
Sunnova Energy Corp.	(j)(z)(aa)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	26,016	26,016	25,984
Talos Production LLC	(k)(l)	Upstream	11.0%		4/3/22	43,250	45,394	45,521
Velvet Energy Ltd.	(j)(l)(m)(z)	Upstream	9.0%		10/5/23	120,000	120,000	125,400
Total Senior Secured Bonds							513,126	529,720

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—25.0%
Ascent Resources Utica Holdings, LLC	(f)(h)(j)(o)	Upstream	10.0%		4/1/22	$185,000	$185,000	$203,731
Bellatrix Exploration Ltd.	(f)(h)(m)(o)	Upstream	8.5%		5/15/20	60,120	59,407	40,028
Canbriam Energy Inc.	(f)(h)(j)(m)(o)	Upstream	9.8%		11/15/19	109,790	108,399	110,927
Compressco Partners, LP	(f)(h)(o)	Midstream	7.3%		8/15/22	19,050	18,948	17,455
Covey Park Energy LLC	(h)(o)	Upstream	7.5%		5/15/25	41,582	41,653	42,466
Eclipse Resources Corp.	(h)(m)(o)	Upstream	8.9%		7/15/23	27,245	23,907	25,920
Global Jet Capital Holdings, LP	(z)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	915	915	908
Global Jet Capital Holdings, LP	(z)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	5,813	5,813	5,762
Global Jet Capital Holdings, LP	(z)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,201	1,201	1,189
Global Jet Capital Holdings, LP	(z)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,131	1,131	1,119
Global Jet Capital Holdings, LP	(z)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	994	994	982
Global Partners L.P.	(f)(m)	Midstream	6.3%		7/15/22	8,560	8,560	8,359
Great Western Petroleum, LLC	(m)(z)	Upstream	8.5%		4/15/25	13,636	12,959	13,221
Great Western Petroleum, LLC	(f)(h)(o)	Upstream	9.0%		9/30/21	35,830	35,721	36,824
Hammerhead Resources Inc.	(j)(m)	Upstream	9.0%		7/10/22	100,000	97,476	96,750
Lonestar Resources America Inc.	(h)(o)	Upstream	11.3%		1/1/23	25,000	25,000	26,756
Martin Midstream Partners L.P.	(f)(h)(m)(o)	Midstream	7.3%		2/15/21	12,723	12,134	12,596
Moss Creek Resources, LLC	(h)(o)	Upstream	7.5%		1/15/26	30,000	30,000	29,533
Tenrgys, LLC	(k)(p)(r)(z)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	45,281
Total Subordinated Debt							744,218	719,807

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—24.7%(n)
Abaco Energy Technologies LLC, Common Equity	(r)(z)	Service & Equipment	6,944,444	$6,944	$2,517
Abaco Energy Technologies LLC, Preferred Equity	(r)(z)	Service & Equipment	28,942,003	1,447	12,300
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)(z)	Service & Equipment	7,431,113	7,223	9,289
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)(z)	Service & Equipment	5,344,680	1,865	6,681
Altus Power America Holdings, LLC, Common Equity	(k)(r)(z)(aa)	Power	12,474,205	12,474	2,183
Altus Power America Holdings, LLC, Preferred Equity	(k)(s)(z)(aa)	Power	26,890,244	26,890	26,890
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)(z)	Upstream	148,692,909	44,700	39,032
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)(z)(aa)	Upstream	N/A	5,180	1,077
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)(z)(aa)	Upstream	N/A	740	741
BL Sand Hills Unit, L.P., Series A Units	(i)(r)(z)(aa)	Upstream	29,117	24,019	7,103
Chisholm Oil and Gas, LLC, Series A Units	(i)(r)(z)	Upstream	14,700,000	14,700	11,922
Cimarron Energy Holdco Inc., Common Equity	(r)(z)	Service & Equipment	3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(r)(z)	Service & Equipment	626,806	627	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(q)(r)(z)(aa)	Upstream	66,000	66,000	19,305
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(q)(r)(z)(aa)	Upstream	12,374	8,176	3,650
FourPoint Energy, LLC, Common Equity, Class E-II Units	(i)(r)(z)(aa)	Upstream	150,937	37,734	43,961
FourPoint Energy, LLC, Common Equity, Class E-III Units	(i)(k)(q)(r)(z)(aa)	Upstream	222,750	55,688	65,154
Global Jet Capital Holdings, LP, Preferred Equity	(r)(z)	Industrials	2,785,562	2,786	1,880
Great Western Petroleum, LLC, Preferred Equity	(k)(q)(z)	Upstream	36,363	36,366	36,363
Harvest Oil & Gas Corp., Common Equity	(r)(z)	Upstream	1,350,620	29,714	29,714
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)(z)	Industrials	472,755	473	355
JSS Holdco, LLC, Net Profits Interest	(r)(z)	Industrials	N/A	—	88
Lusk Operating LLC, Common Equity	(r)(u)(z)(bb)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)(z)	Industrials	490,213	490	—
New Age (African Global Energy) Limited	(m)(r)(z)	Upstream	32,423	19	—
NuStar Energy, LP, Preferred Equity	(z)	Midstream	4,006,892	96,460	101,695
PDI Parent LLC, Common Equity	(r)(z)	Power	1,384,615	1,385	1,315
Ridgeback Resources Inc., Common Equity	(l)(m)(r)(w)(z)(aa)	Upstream	9,599,928	58,985	64,136
Rosehill Resources, Inc., Preferred Equity	(r)(z)	Upstream	2,536	2,511	2,570
Segreto Power Holdings, LLC, Preferred Equity	(i)(z)	Power	70,297	69,186	70,297
Sunnova Energy Corp., Common Equity	(r)(z)(aa)	Power	6,667,368	25,026	—
Sunnova Energy Corp., Preferred Equity	(r)(z)(aa)	Power	1,117,214	5,948	5,558
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)(z)	Service & Equipment	3,750,000	6,029	1,875
Synergy Offshore LLC, Preferred Equity	(k)(p)(r)(y)(z)	Upstream	71,131	93,009	25,323
TE Holdings, LLC, Common Equity	(i)(r)	Upstream	2,225,950	18,921	2,449
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream	1,475,531	14,734	10,329
The Brock Group, Inc., Common Equity	(l)(r)(z)	Service & Equipment	786,094	15,617	—
Titan Energy, LLC, Common Equity	(k)(r)(aa)	Upstream	555,496	17,554	211
USA Compression Partners, LP, 9.8%, Preferred Equity	(z)	Midstream	79,336	70,654	81,327
USA Compression Partners, LP, Warrants (Market)	(r)(z)	Midstream	793,359	3,500	1,349
USA Compression Partners, LP, Warrants (Premium)	(r)(z)	Midstream	1,586,719	4,500	1,745
Warren Resources, Inc., Common Equity	(l)(r)(z)(aa)	Upstream	4,415,749	20,754	16,559
White Star Petroleum Holdings, LLC, Common Equity	(i)(r)(z)	Upstream	4,867,084	4,137	2,129
Total Equity/Other				916,488	709,072
TOTAL INVESTMENTS—119.9%				$3,780,213	3,446,985
LIABILITIES IN EXCESS OF OTHER ASSETS—(19.9%)					(573,206)
NET ASSETS—100.0%					$2,873,779

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2018
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 2.34% and the U.S. Prime Lending Rate, or Prime, was 5.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 7).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(g)
Position or portion thereof unsettled as of June 30, 2018.

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

(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2018, 73.5% of the Company’s total assets represented qualifying assets.

(n)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 8). As of June 30, 2018, the fair value of securities rehypothecated by BNP was $166,195.

(p)
Security was on non-accrual status as of June 30, 2018.

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

(w)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2018.

(x)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2018.

(y)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.

(z)
Security is classified as Level 3 in the Company’s fair value hierarchy (See Note 7).

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2018
(in thousands, except share amounts)

(aa)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018	Interest Income(2)	PIK Income(2)	Fee Income(2)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$75,353	$3,293	$—	$—	$(331)	$78,315	$3,753	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	—	—	—	20,000	1,107	—	—
Warren Resources, Inc.	81,214	193	(52,265)	—	(1,913)	27,229	2,030	193	2,091
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	62,026	—	—	—	(40,145)	21,881	895	—	—
Senior Secured Bonds
FourPoint Energy, LLC	238,946	—	(1,485)	1,556	811	239,828	12,195	—	—
Ridgeback Resources Inc.	3,887	—	—	5	(5)	3,887	238	—	—
Sunnova Energy Corp.	—	34,688	(8,672)	—	(32)	25,984	1,803	1,018	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	1,871	—	—	—	312	2,183	—	—	—
Altus Power America Holdings, LLC, Preferred Equity	25,793	4,939	(3,842)	—	—	26,890	1,776	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	966	—	—	—	111	1,077	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	726	—	—	—	15	741	—	—	—
BL Sand Hills Unit, L.P., Series A Units	7,000	—	—	—	103	7,103	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	19,140	—	—	—	165	19,305	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	3,619	—	—	—	31	3,650	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	43,395	—	—	—	566	43,961	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	64,598	—	—	—	556	65,154	—	—	—
Ridgeback Resources Inc., Common Equity	58,284	—	—	—	5,852	64,136	—	—	—
Sunnova Energy Corp., Common Equity	—	25,026	—	—	(25,026)	—	—	—	—
Sunnova Energy Corp., Preferred Equity	—	5,948	—	—	(390)	5,558	—	—	—
Titan Energy, LLC, Common Equity	844	—	—	—	(633)	211	—	—	—
Warren Resources, Inc., Common Equity	7,507	—	—	—	9,052	16,559	—	—	—
Total	$715,169	$74,087	$(66,264)	$1,561	$(50,901)	$673,652	$23,797	$1,211	$2,091

(1)
Security includes a partially unfunded commitment with amortized cost of  $9,055 and fair value of  $8,817.

(2)
Interest, PIK and fee income presented for the six months ended June 30, 2018.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2018
(in thousands, except share amounts)

(bb)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2018, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” of and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” of and deemed to “control” for the six months ended June 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018
Senior Secured Loans—First Lien
Lusk Operating LLC	$—	$—	$—	$—	$—	$—	$—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—

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

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or ‘L,’ was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Investments classified as Level 3 in the Company’s fair value hierarchy whereby fair value was determined by the Company’s board of trustees, unless otherwise noted (see Note 7).

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

(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2017, 71.2% of the Company’s total assets represented qualifying assets.

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

(z)
Security is classified as Level 1 in the Company’s fair value hierarchy (See Note 7).

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(aa)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the year December 31, 2017:

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

(3)
The Company held this investment as of December 31, 2017 but as of such date, was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company,

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(bb)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in a portfolio company of which it is deemed to be an “affiliated person” of and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” of and deemed to “control” for the year ended December 31, 2017:

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2018, the Company had five wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objective is to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. The Company’s investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing.
GSO Capital Partners LP, or GSO, resigned as the Company’s investment sub-adviser and terminated the investment sub-advisory agreement, dated April 28, 2011, or the investment sub-advisory agreement, that FS Investment Advisor, LLC, or FS Advisor, had entered into with GSO, effective April 9, 2018. In connection with GSO’s resignation as investment sub-adviser to the Company, on April 9, 2018, the Company entered into a new investment advisory and administrative services agreement, or the FS/EIG investment advisory agreement, with FS/EIG Advisor, LLC, or FS/EIG Advisor, a newly-formed entity that is jointly operated by an affiliate of Franklin Square Holdings, L.P., (which does business as FS Investments) and EIG Asset Management, LLC, or EIG, pursuant to which the FS/EIG Advisor acts as investment adviser to the Company. The FS/EIG investment advisory agreement replaced the investment advisory and administrative services agreement, dated April 28, 2011, as amended by the first amendment to the investment advisory and administrative services agreement, dated August 10, 2012, or the FS Advisor investment advisory agreement, by and between the Company and FS Advisor.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee:   Pursuant to the terms of the FS/EIG investment advisory agreement, which replaced the FS Advisor investment advisory agreement effective April 9, 2018, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. The terms of the incentive fee on capital gains were substantially similar under the FS Advisor investment advisory agreement.
Subordinated Income Incentive Fee:   Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, ‘‘adjusted capital’’ means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Revenue Recognition:   Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
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
Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on shareholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the six months ended June 30, 2018, the Company recognized $793 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	9,291,732	$61,430	12,317,949	$93,968
Share Repurchase Program	(13,804,680)	(91,773)	(6,826,786)	(52,796)
Net Proceeds from Share Transactions	(4,512,948)	$(30,343)	5,491,163	$41,172
During the period from July 1, 2018 to August 14, 2018, the Company issued 1,466,236 common shares pursuant to its distribution reinvestment plan for gross proceeds of  $9,677 at an average price per share of  $6.60.
Share Repurchase Program
The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of trustees will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase common shares and under what terms:
•
the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•
the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);

•
the Company’s investment plans and working capital requirements;

•
the relative economies of scale with respect to the Company’s size;

•
the Company’s history in repurchasing common shares or portions thereof; and

•
the condition of the securities markets.

Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of  (i) the number of common shares the Company can repurchase with the proceeds it receives from the issuance of common shares under the Company’s distribution reinvestment plan and (ii) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program. As amended, the Company will limit the maximum number of common shares to be repurchased for any repurchase offer to the greater of  (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

repurchase offer will not exceed the lesser of  (i) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.
The Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.
The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.70	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.75	$35,552
Total		6,826,786				$52,796
Fiscal 2017
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425
March 31, 2018	April 2, 2018	4,786,015	24%	1.08%	$6.55	$31,348
Total		13,804,680				$91,773

On July 2, 2018, the Company repurchased 4,554,498 common shares (representing 20% of common shares tendered for repurchase and 1.03% of the shares outstanding as of such date) at $6.60 per share for aggregate consideration totaling $30,060.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of the regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5,000 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in the regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. The Company conducted the first such repurchase and de minimis account liquidation after the Company’s second quarter 2018 share repurchase offer, pursuant to which, on July 19, 2018, the Company repurchased 659,593 common shares (representing 0.15% of the shares outstanding as of such date) at $6.60 per share for aggregate consideration totaling $4,353.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser
On April 9, 2018, the Company entered into the FS/EIG investment advisory agreement, which replaced the FS Advisor investment advisory agreement. FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Effective April 9, 2018, FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
Pursuant to the FS Advisor investment advisory agreement, FS Advisor was entitled to an annual base management fee of 1.75% of the average value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective January 1, 2018, FS Advisor had agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. Pursuant to the investment sub-advisory agreement, GSO was entitled to receive 50% of all management and incentive fees payable to FS Advisor under the FS Advisor investment advisory agreement with respect to each year.
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. FS/EIG Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC.
The Company reimburses FS/EIG Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG, providing administrative services to the Company on behalf of FS/EIG Advisor. The Company reimburses FS/EIG Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company’s board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of trustees, among other things, compares the total amount paid to FS/EIG Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The FS/EIG investment advisory agreement is substantially similar to the FS Advisor investment advisory agreement.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the three and six months ended June 30, 2018 and 2017:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
FS Advisor and FS/EIG Advisor	FS Advisor Investment Advisory Agreement and FS/EIG Investment Advisory Agreement	Base Management Fee(1)	$17,118	$22,688	$35,416	$45,073
FS Advisor	FS Advisor Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	—	—	—	$10,499
FS Advisor and FS/EIG Advisor	FS Advisor Investment Advisory Agreement and FS/EIG Investment Advisory Agreement	Administrative Services Expenses(3)	$802	$799	$1,595	$1,607
FS Advisor	Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(4)	—	$2,858	—	$2,858

(1)
During the six months ended June 30, 2018 and 2017, $34,187 and $35,519, respectively, in base management fees were paid to FS Advisor and $5,945 and $7,721, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of June 30, 2018, $17,118 in base management fees were payable to FS Advisor and FS/EIG Advisor.

(2)
During the six months ended June 30, 2018, the Company did not pay any amounts in subordinated incentive fees on income to FS Advisor or FS/EIG Advisor. During the six months ended June 30, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. As of June 30, 2018, the Company did not have any subordinated incentive fee on income payable to FS Advisor or FS/EIG Advisor.

(3)
During the six months ended June 30, 2018 and 2017, $1,307 and $1,527, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,236 and $1,593 in administrative services expenses to FS Advisor and FS/EIG Advisor during the six months ended June 30, 2018 and 2017, respectively.

(4)
During the six months ended June 30, 2018 and 2017, the Company accrued $0 and $2,858, respectively, for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). During the six months ended June 30, 2018 and 2017, there were no expense recoupments paid to FS Advisor. As of June 30, 2018, the Company did not have any expense recoupments payable to FS Advisor.

Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company may rely on FS/EIG Advisor to manage the Company’s day-to-day activities and to implement its investment strategy. FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or EIG. FS/EIG Advisor and its employees will devote only as much of its or their time to the Company’s business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, and FS Investment Corporation IV, or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees has authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to certain other funds and accounts managed or previously managed by EIG or its affiliates which would permit the Company to participate in co-investment transactions with certain other EIG advised funds or accounts, or the EIG Order. The Company believes that the ability to participate in co-investment transactions with other funds managed by EIG may permit it to allocate a higher percentage of the Company’s portfolio to secured, directly negotiated investments that span the upstream, midstream, power/renewables, and infrastructure sectors.
Expense Reimbursement
Pursuant to an expense support and conditional reimbursement agreement, amended and restated as of May 16, 2013, or, the expense reimbursement agreement, FS Investments agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to shareholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to shareholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to shareholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to shareholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to shareholders.
Under the expense reimbursement agreement, FS Investments agreed to reimburse the Company quarterly for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its shareholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.
Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if  (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company has entered into a new expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. There can be no assurance that the FS/EIG expense reimbursement agreement will remain in effect or FS/EIG Advisor will reimburse any portion of the Company’s expenses in future quarters.
During the six months ended June 30, 2018, the Company did not accrue any expense reimbursements from FS Investments or FS/EIG Advisor. During the six months ended June 30, 2017, the Company accrued $18,220 for expense reimbursements that FS Investments agreed to offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of June 30, 2018, the Company had no reimbursements due from FS Investments or FS/EIG Advisor.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the six months ended June 30, 2018, the Company did not pay any amounts in expense recoupments to FS Investments. As of June 30, 2018, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursement payments from FS Investments to the Company as of June 30, 2018 that may become subject to repayment by the Company to FS Investments:
For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
March 31, 2017	$15,362(2)	0.40%	9.14%	March 31, 2020
September 30, 2017	7,095	0.36%	9.91%	September 30, 2020
December 31, 2017	5,647	0.36%	10.57%	December 31, 2020
Total	$28,104

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distribution per share as of such date without compounding), divided by the Company’s distribution reinvestment price per share as of such date.

(2)
Amount has been reduced by $2,858, which was paid during the year ended December 31, 2017 for expense recoupments payable to FS Investments.

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the six months ended June 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17713	$77,984
June 30, 2017	0.17713	78,374
Total	$0.35426	$156,358
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
Total	$0.25000	$109,634

Subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 7, 2018 and August 8, 2018, the Company’s board of trustees declared regular monthly cash distributions for July 2018 through September 2018 and October 2018 through December 2018, respectively, each in the amount of  $0.041667 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
The Company has adopted an “opt in” distribution reinvestment plan for its shareholders. As a result, if the Company makes a cash distribution, its shareholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a shareholder’s ability to participate in the distribution reinvestment plan.
On October 13, 2016, the Company further amended and restated its distribution reinvestment plan, or the amended distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after November 30, 2016. Under the original plan, cash distributions to participating shareholders were reinvested in additional common shares at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended distribution reinvestment plan, cash distributions to participating shareholders will be reinvested in additional common shares at a purchase price determined by the Company’s board of trustees, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common shares, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions.
No portion of the distributions paid during the six months ended June 30, 2018 was funded through the reimbursement of operating expenses by FS Investments or FS/EIG Advisor. During the six months ended June 30, 2017, certain portions of the Company’s distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the six months ended June 30, 2018 and 2017, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company’s expenses, 10% of the aggregate amount of distributions paid during the six months ended June 30, 2017 would have been funded from offering proceeds or borrowings.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	109,634	100%	139,628	89%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	1,368	1%
Expense reimbursement from sponsor	—	—	15,362	10%
Total	$109,634	100%	$156,358	100%

(1)
During the six months ended June 30, 2018 and 2017, 93.8% and 88.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.3% and 4.1%, respectively, was attributable to non-cash accretion of discount and 2.9% and 7.8%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2018 and 2017 was $114,871 and $154,990, respectively. As of June 30, 2018 and December 31, 2017, the Company had $5,236 and $0, respectively, of undistributed ordinary income on a tax basis.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

The Company has in the past and may experience additional restructurings or defaults in the future. Any restructuring or default may have an impact on the level of income received by the Company.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount, certain amendment fees and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018	2017
GAAP-basis net investment income	$98,305	$150,414
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(9,479)	(20,147)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	12,366	13,184
Income subject to tax not recorded for GAAP	13,691	11,550
Other miscellaneous differences	(12)	(11)
Tax-basis net investment income	$114,871	$154,990

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of June 30, 2018 and December 31, 2017, the components of accumulated earnings (deficit) on a tax basis were as follows:
	June 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$5,236	$—
Accumulated capital losses(1)	(519,341)	(430,039)
Other temporary differences	(187)	(198)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(382,705)	(498,322)
Total	$(896,997)	$(928,559)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $18,376 and $500,965, respectively.

(2)
As of June 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $215,491 and $104,844, respectively, and the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $598,196 and $603,166, respectively.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,829,690 and $4,557,977 as of June 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(382,705) and $(498,322) as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, the Company had deferred tax assets of  $72,380 and $73,103, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2018 and December 31, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating and capital losses, therefore the deferred tax assets were offset by valuation allowances of  $72,380 and $73,103, respectively. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$940,108	$900,144	26%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	666,273	588,242	17%	860,470	796,524	20%
Senior Secured Bonds	513,126	529,720	15%	664,542	660,151	17%
Subordinated Debt	744,218	719,807	21%	1,229,790	1,203,524	30%
Equity/Other	916,488	709,072	21%	641,081	411,580	10%
Total	$3,780,213	$3,446,985	100%	$4,357,766	$3,996,705	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
As of June 30, 2018, the Company held investments in one portfolio company of which it is deemed to “control.” As of June 30, 2018, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (aa) and (bb) to the unaudited consolidated schedule of investments as of June 30, 2018 in this quarterly report on Form 10-Q.
As of December 31, 2017, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2017, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (aa) and (bb) to the consolidated schedule of investments as of December 31, 2017 in this quarterly report on Form 10-Q.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $109,452 and three equity/other investments with aggregate unfunded commitments of  $52,156. As of June 30, 2018, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity, NuStar Energy, LP and Rosehill Resources, Inc. As of December 31, 2017, the Company had four senior secured loan investments with aggregate unfunded commitments of  $90,662 and two equity/other investments with aggregate unfunded commitments of $8,751. As of December 31, 2017, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity and Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,201,665	64%	$2,539,867	64%
Midstream	522,135	15%	441,189	11%
Downstream	—	—	47,831	1%
Power	267,054	8%	231,495	6%
Service & Equipment	394,976	11%	672,278	16%
Industrials(1)	61,155	2%	64,045	2%
Total	$3,446,985	100%	$3,996,705	100%

(1)
FS/EIG Advisor continuously monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the six months ended June 30, 2018, ten investments had their industries re-classified from Service & Equipment to Industrials.

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
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
As of June 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$211	$38,445
Level 2—Significant other observable inputs	982,380	—
Level 3—Significant unobservable inputs	2,464,394	3,958,260
Total	$3,446,985	$3,996,705

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of trustees determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy.
The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee of the board of trustees, or the valuation committee, and the board of trustees reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

The following is a reconciliation for the six months ended June 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$924,926	$796,524	$660,151	$1,203,524	$373,135	$3,958,260
Accretion of discount (amortization of premium)	266	133	1,560	10	674	2,643
Net realized gain (loss)	(2,823)	453	—	—	(84)	(2,454)
Net change in unrealized appreciation (depreciation)	37	(35,936)	3,057	9,532	31,336	8,026
Purchases	127,896	10,965	—	12,947	325,979	477,787
Paid-in-kind interest	945	2,265	1,018	717	—	4,945
Sales and repayments	(84,056)	(23,915)	(10,156)	(65,000)	(12,663)	(195,790)
Net transfers in or out of Level 3(1)	(265,915)	(236,115)	(171,431)	(1,093,268)	(22,294)	(1,789,023)
Fair value at end of period	$701,276	$514,374	$484,199	$68,462	$696,083	$2,464,394
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(279)	$(33,112)	$3,447	$10,962	$12,386	$(6,596)

	For the Six Months Ended June 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712
Accretion of discount (amortization of premium)	3,255	4,183	657	4,296	—	12,391
Net realized gain (loss)	(3,461)	(42,350)	648	(16,334)	(14,958)	(76,455)
Net change in unrealized appreciation (depreciation)	(6,433)	31,596	(25,785)	(33,423)	(106,250)	(140,295)
Purchases	137,423	253,554	240,254	587,389	22,057	1,240,677
Paid-in-kind interest	4,569	7,779	361	618	3,752	17,079
Sales and repayments	(229,769)	(316,019)	(35,984)	(160,993)	(28,316)	(771,081)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$818,075	$812,612	$577,765	$1,424,720	$512,856	$4,146,028
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,207)	$4,960	$(26,113)	$(66,477)	$(44,482)	$(137,319)

(1)
As of June 30, 2018, the Company determined to classify investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. Transfers in or out of Level 3 were deemed to have occurred at the beginning of the period.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at June 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$661,276	Market Comparables	Market Yield (%)	8.5% – 16.5%	10.7%
			EBITDA Multiples (x)	5.5x – 8.8x	6.7x
			Proved Reserves Multiples (Mmboe)	$7.0 – $7.5	$7.3
			PV-10 Multiples (x)	0.7x – 0.7x	0.7x
	40,000	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	442,243	Market Comparables	Market Yield (%)	9.7% – 16.9%	12.2%
	72,131	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	484,199	Market Comparables	Market Yield (%)	7.5% – 12.6%	8.3%
			Production Multiples (Mboe/d)	$47,500.0 – $52,500.0	$50,000.0
			Proved Reserves Multiples (Mmboe)	$16.0 – $17.5	$16.8
			PV-10 Multiples (x)	1.1x – 1.2x	1.1x
			EBITDA Multiples (x)	5.0x – 5.5x	5.3x
Subordinated Debt	68,462	Market Comparables	Market Yield (%)	8.9% – 15.3%	11.8%
			PV-10 Multiples (x)	0.9x – 1.1x	1.0x
Equity/Other	632,072	Market Comparables	EBITDA Multiples (x)	5.0x – 11.0x	7.1x
			Production Multiples (Mboe/d)	$35,000.0 – $52,500.0	$40,723.2
			Proved Reserves Multiples (Mmboe)	$4.9 – $17.5	$8.6
			Production Multiples (MMcfe/d)	$4,000.0 – $4,500.0	$4,250.0
			Proved & Probable Reserves Multiples (Mboe/d)	$5.0 – $6.0	$5.5
			Proved Reserves Multiples (Bcfe)	$1.0 – $1.1	$1.0
			PV-10 Multiples (x)	0.7x – 2.1x	1.3x
			Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			Market Yield (%)	10.3% – 16.3%	10.7%
	38,181	Discounted Cash Flow	Discount Rate (%)	13.5% – 30.5%	15.2%
	1,833	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	23,997	Other(2)	Other(2)	N/A	N/A
Total	$2,464,394

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$560,200	Market Comparables	Market Yield (%)	8.0% – 13.0%	10.4%
			EBITDA Multiples (x)	5.3x – 8.0x	6.4x
			Proved Reserves Multiples (Mmboe)	$5.8 – $6.3	$6.0
			PV-10 Multiples (x)	0.4x – 0.5x	0.4x
	273,133	Market Quotes	Indicative Dealer Quotes	71.3% – 102.0%	98.4%
	91,593	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	588,486	Market Comparables	Market Yield (%)	8.5% – 20.7%	11.9%
			EBITDA Multiples (x)	6.0x – 6.5x	6.3x
	14,850	Cost	Cost	100.0% – 100.0%	100.0%
	193,188	Market Quotes	Indicative Dealer Quotes	31.0% – 101.3%	92.6%
Senior Secured Bonds	488,721	Market Comparables	Market Yield (%)	7.7% – 12.3%	8.9%
			Production Multiples (Mboe/d)	$42,250.0 – $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 – $11.3	$10.8
			PV-10 Multiples (x)	0.8x – 0.8x	0.8x
			EBITDA Multiples (x)	4.8x – 5.3x	5.0x
	171,430	Market Quotes	Indicative Dealer Quotes	73.0% – 107.8%	89.1%
Subordinated Debt	110,255	Market Comparables	Market Yield (%)	11.0% – 14.8%	11.4%
			PV-10 Multiples (x)	1.2x – 1.2x	1.2x
	1,093,269	Market Quotes	Indicative Dealer Quotes	50.0% – 120.2%	100.7%
Equity/Other	329,226	Market Comparables	EBITDA Multiples (x)	5.5x – 23.5x	8.1x
			Production Multiples (Mboe/d)	$32,500.0 – $51,250.0	$37,007.0
			Proved Reserves Multiples (Mmboe)	$8.3 – $11.3	$9.1
			Production Multiples (MMcfe/d)	$5,000.0 – $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 – $2.0	$1.9
			PV-10 Multiples (x)	0.8x – 2.6x	1.9x
			Capacity Multiple ($/kW)	$2,000.0 – $2,250.0	$2,125.0
			Market Yield (%)	15.3% – 15.8%	15.5%
	1,692	Discounted Cash Flow	Discount Rate (%)	11.0% – 30.5%	12.2%
	103	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	19,820	Other(2)	Other(2)	N/A	N/A
	22,294	Market Quotes	Indicative Dealer Quotes	$1.5 – $372.5	$81.7
Total	$3,958,260

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of June 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2018 are discussed below.
	As of June 30, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	March 29, 2019
BNP Facility	Prime Brokerage	L+1.35%	175,000	125,000	March 27, 2019(2)
Deutsche Bank Credit Facility	Revolving	L+2.25%	115,000	35,000	June 11, 2019
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019
Total			$870,000	$260,000

	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%	300,000	—	September 27, 2018(2)
Deutsche Bank Credit Facility	Revolving	L+2.05%	340,000	—	June 11, 2018
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019
Total			$1,220,000	$100,000

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
This facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018 and December 31, 2017, neither party had provided notice of its intent to terminate the facility.

(3)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

For the three and six months ended June 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Barclays Credit Facility	$95	$45	$140	$111	$14	$125
BNP Facility	2,013	—	2,013	1,572	—	1,572
Deutsche Bank Credit Facility	2,339	233	2,572	2,103	287	2,390
Fortress Facility	2,725	77	2,802	2,369	68	2,437
Goldman Facility	6,489	146	6,635	3,337	117	3,454
Goldman Repurchase Financing	—	—	—	759	59	818
Natixis Credit Facility	—	—	—	263	86	349
Wells Fargo Credit Facility	—	—	—	225	201	426
Total	$13,661	$501	$14,162	$10,739	$832	$11,571

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

	Six Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Barclays Credit Facility	$189	$64	$253	$205	$28	$233
BNP Facility	4,134	—	4,134	2,712	—	2,712
Deutsche Bank Credit Facility	5,582	524	6,106	3,878	558	4,436
Fortress Facility	5,211	154	5,365	4,545	135	4,680
Goldman Facility	12,121	290	12,411	3,337	117	3,454
Goldman Repurchase Financing	—	—	—	4,305	91	4,396
Natixis Credit Facility	—	—	—	686	342	1,028
Wells Fargo Credit Facility	—	—	—	468	399	867
Total	$27,237	$1,032	$28,269	$20,136	$1,670	$21,806

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $1,065,801 and 5.11%, respectively. As of June 30, 2018, the Company’s weighted average effective interest rate on borrowings was 5.48%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $948,334 and 4.22%, respectively. As of June 30, 2017, the Company’s weighted average effective interest rate on borrowings was 4.16%.
Deutsche Bank Credit Facility
On June 11, 2018, FSEP Term Funding, LLC, the Company’s wholly-owned, special-purpose financing subsidiary, entered into an amendment to the Deutsche Bank Credit Facility to (a) extend the term by one year to June 11, 2019, (b) reduce the maximum amount available to be borrowed from $340,000 to $150,000, (c) cancel State Street Bank and Trust Company’s commitment, thereby making Deutsche Bank AG, New York Branch, or Deutsche Bank, the sole lender, (d) increase the interest rate by 20 basis points per annum to 3-month LIBOR plus 225 basis points per annum and (e) reduce certain fees.
Note 9. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FS/EIG Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business, including

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Commitments and Contingencies (Continued)

proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.
See Note 4 for a discussion of the Company’s commitments to FS Advisor, FS/EIG Advisor and its affiliates (including FS Investments) and Note 6 for a discussion of the Company’s unfunded commitments.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and the year ended December 31, 2017:
	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$6.65	$7.61
Results of operations(2)
Net investment income	0.22	0.65
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.11)	(0.90)
Net increase (decrease) in net assets resulting from operations	0.11	(0.25)
Shareholder distributions(3)
Distributions from net investment income	(0.25)	(0.71)
Distributions representing tax return of capital	—	(0.00)
Net decrease in net assets resulting from shareholder distributions	(0.25)	(0.71)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$6.51	$6.65
Shares outstanding, end of period	441,532,187	446,045,135
Total return(6)	1.66%	(3.65)%
Total return (without assuming reinvestment of distributions)(6)	1.65%	(3.29)%
Ratio/Supplemental Data:
Net assets, end of period	$2,873,779	$2,966,042
Ratio of net investment income to average net assets(7)	6.77%	8.82%
Ratio of total operating expenses to average net assets(7)	4.81%	4.94%
Portfolio turnover(8)	21.18%	34.08%
Total amount of senior securities outstanding, exclusive of treasury securities	$870,000	$1,220,000
Asset coverage per unit(9)	4.30	3.43

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares pursuant to the Company’s distribution reinvestment plan. The issuance of common shares at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s issuance of common shares was an increase in net asset value of less than $0.01 per share during each period.

(5)
The per share impact of the Company’s repurchases of common shares was a reduction to net asset value of less than $0.01 per share during each period.

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (Continued)

value per share at the beginning of the applicable period. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company’s common shares. The total returns include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to shareholders.
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2018 are annualized. Annualized ratios for the six months ended June 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the six months ended June 30, 2018 and year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	—	0.32%
Ratio of interest expense to average net assets	1.95%	1.52%
(8)
Portfolio turnover for the six months ended June 30, 2018 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
On August 2, 2018, the Company priced an offering of  $500,000 aggregate principal amount of its 7.500% senior secured notes due 2023, or the Notes. The closing of the offering of the Notes is expected to occur on or around August 16, 2018. The Notes will be senior secured obligations of the Company and will be guaranteed by certain of the Company’s existing and future subsidiaries that also guarantee the Company’s obligations under a proposed senior secured credit agreement expected to close substantially concurrently with the closing of the offering of the Notes. The Company intends to use the proceeds from the offering of the Notes to repay certain of its existing indebtedness and for general corporate purposes, including new portfolio investments.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Energy and Power Fund.
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:
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
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change.
We are primarily focused on the following seven investment themes: (i) basin-on-basin competition in U.S. shale, (ii) globalization of natural gas, (iii) coal retirements and the evolving energy generation mix, (iv) renewables focused on power grid parity, (v) export infrastructure for emerging U.S. producers, (vi) market liberalization opening new markets, and (vii) midstream infrastructure connecting new supplies. However, we may pursue other investment opportunities if we believe it is in the best interests of the Company and consistent with the Company’s investment objectives.
Our investment objective is to generate current income and long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.
Direct Originations:   Through FS/EIG Advisor, we intend to directly source investment opportunities across the Energy industry. Such investments are typically originated and structured through a negotiated process in which we directly participate and are not generally available to the broader market. These investments may include both debt and equity components. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.
Broadly Syndicated/Other:   Although our primary focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies.
In the case of broadly syndicated investments, we generally intend to capitalize on market inefficiencies by investing in loans, bonds, and other asset classes where the market price of such investment reflects a lower value than we believe is warranted based on our fundamental analysis, providing us with an opportunity to earn an attractive return on our investment.

Our portfolio is comprised primarily of income-oriented securities, which generally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We intend to weight our portfolio towards senior and subordinated debt. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or ‘‘upside’’ in a transaction. Our portfolio may also be comprised of select income-oriented preferred or common equity interests, which refers to equity interests that pay consistent, high-yielding dividends, that we believe will produce both current income and long-term capital appreciation. These income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring.
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
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the FS/EIG investment advisory agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FS/EIG Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
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
We reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG

Advisor. We reimburse FS/EIG Advisor no less than monthly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel and facilities under the FS/EIG investment advisory agreement. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2018:
Net Investment Activity	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Purchases	$520,604	$788,437
Sales and Repayments	(740,197)	(1,298,566)
Net Portfolio Activity	$(219,593)	$(510,129)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$106,697	20%	$252,897	32%
Senior Secured Loans—Second Lien	255	0%	14,658	2%
Senior Secured Bonds	45,029	9%	69,400	9%
Subordinated Debt	45,149	9%	121,745	15%
Equity/Other	323,474	62%	329,737	42%
Total	$520,604	100%	$788,437	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$940,108	$900,144	26%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	666,273	588,242	17%	860,470	796,524	20%
Senior Secured Bonds	513,126	529,720	15%	664,542	660,151	17%
Subordinated Debt	744,218	719,807	21%	1,229,790	1,203,524	30%
Equity/Other	916,488	709,072	21%	641,081	411,580	10%
Total	$3,780,213	$3,446,985	100%	$4,357,766	$3,996,705	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2018 and December 31, 2017:
	June 30, 2018	December 31, 2017
Number of Portfolio Companies	64	76
% Variable Rate (based on fair value)	39.4%	40.1%
% Fixed Rate (based on fair value)	40.0%	49.6%
% Income Producing Equity/Other Investments (based on fair value)	9.2%	0.7%
% Non-Income Producing Equity/Other Investments (based on fair value)	11.4%	9.6%
Average Annual EBITDA of Portfolio Companies	$122,766	$188,168
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.6%	97.0%
% of Investments on Non-Accrual (based on fair value)	3.1%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.1%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.7%	9.8%
Based on our regular monthly cash distribution rate of  $0.041667 per share as of June 30, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.60 per share, the annualized distribution rate to shareholders as of June 30, 2018 was 7.58%. Based on our regular monthly cash distribution rate of  $0.059042 per share as of December 31, 2017, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.70 per share, the annualized distribution rate to shareholders as of December 31, 2017 was 10.57%. For the six months ended June 30, 2018 and year ended December 31, 2017, our total return was 1.66% and (3.65)%, respectively, and our total return without assuming reinvestment of distributions was 1.65% and (3.29)%, respectively
Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Direct Originations
The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2018:
New Direct Originations	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Total Commitments (including unfunded commitments)	$417,221	$490,099
Exited Investments (including partial paydowns)	(43,482)	(171,179)
Net Direct Originations	$373,739	$318,920

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$68,267	17%	$129,215	26%
Senior Secured Loans—Second Lien	—	—	8,567	2%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	13,636	3%	13,636	3%
Equity/Other	335,318	80%	338,681	69%
Total	$417,221	100%	$490,099	100%

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Average New Direct Origination Commitment Amount	$69,537	$32,673
Weighted Average Maturity for New Direct Originations	6/24/26	2/1/26
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	11.4%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.6%	11.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	7.8%	10.4%
The following table presents certain selected information regarding our direct originations as of June 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations held in Portfolio	June 30, 2018	December 31, 2017
Number of Portfolio Companies	46	36
Average Annual EBITDA of Portfolio Companies	$110,850	$77,664
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	5.3x	5.7x
% of Investments on Non-Accrual (based on fair value)	4.3%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	7.8%	7.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.7%	9.8%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,461,345	71%	$2,277,397	57%
Broadly Syndicated/Other	985,640	29%	1,719,308	43%
Total	$3,446,985	100%	$3,996,705	100%

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
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$99,205	2%
2	3,104,235	91%	3,125,386	78%
3	113,495	3%	546,153	14%
4	50,105	1%	—	—
5	179,150	5%	225,961	6%
Total	$3,446,985	100%	$3,996,705	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenues
Our investment income for the three and six months ended June 30, 2018 and 2017 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$75,236	97%	$86,587	84%	$153,134	91%	$170,788	78%
Paid-in-kind interest income	1,926	2%	8,856	9%	4,945	3%	17,079	8%
Fee income	910	1%	7,197	7%	9,966	6%	31,019	14%
Total investment income(1)	$78,072	100%	$102,640	100%	$168,045	100%	$218,886	100%

(1)
For the three months ended June 30, 2018 and 2017, such revenues represent $73,570 and $89,095, respectively, of cash income earned as well as $4,502 and $13,545, respectively, in non-cash portions relating to accretion of discount and PIK interest, respectively. For the six months ended June 30, 2018 and 2017, such revenues represent $157,557 and $192,863, respectively, of cash income earned as well as $10,488 and $26,023, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The decrease in interest income and PIK income for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to a temporary decrease in the size of our investment portfolio.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the decrease of structuring and prepayment activity.
Expenses
Our operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$17,118	$22,688	$35,416	$45,073
Subordinated income incentive fees	—	—	—	10,499
Administrative services expenses	802	799	1,595	1,607
Share transfer agent fees	650	674	1,293	1,408
Accounting and administrative fees	339	410	700	832
Interest expense	14,162	11,571	28,269	21,806
Trustees’ fees	184	250	634	500
Expenses associated with our independent audit and related fees	130	139	209	261
Legal fees	265	61	364	128
Printing fees	300	400	544	907
Other	205	384	716	813
Total operating expenses	34,155	37,376	69,740	83,834
Less: Expense reimbursement from sponsor	—	—	—	(18,220)
Plus: Expense recoupement due to sponsor	—	2,858	—	2,858
Net operating expenses	$34,155	$40,234	$69,740	$68,472

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	1.20%	1.12%	2.40%	2.49%
Ratio of expense reimbursement to (from) sponsor to average net assets	—	0.08%	—	(0.55)%
Ratio of net operating expenses to average net assets	1.20%	1.20%	2.40%	2.04%
Ratio of income incentive fees and interest expense to average net assets(1)	(0.50)%	(0.35)%	(0.97)%	(0.96)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.70%	0.85%	1.43%	1.08%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.
Expense Reimbursement
During the three months ended June 30, 2018 and 2017, we did not accrue any expense reimbursements that FS Investments or FS/EIG Advisor agreed to pay. During the six months ended months ended June 30, 2018 and 2017, we accrued $0 and $18,220, respectively, for expense reimbursements. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments or FS/EIG Advisor may become subject to repayment by us in the future. During the three and six months ended June 30, 2018 and 2017, we accrued $0 and $2,858, respectively, of expense recoupments payable to FS Advisor or its affiliates. See “—Overview—Expense Reimbursement” for a discussion of the expense reimbursement agreement.
Net Investment Income
Our net investment income totaled $43,917 ($0.10 per share) and $62,406 ($0.14 per share) for the three months ended June 30, 2018 and 2017, respectively, and $98,305 ($0.22 per share) and $150,414 ($0.34 per share) for the six months ended June 30, 2018 and 2017. The decrease in net investment income for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 can be attributed primarily to a decrease in investment income.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2018 and 2017, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$(10,564)	$(45,802)	$(78,444)	$(76,455)
Net realized gain (loss) on foreign currency	—	(2)	—	1
Total net realized gain (loss)	$(10,564)	$(45,804)	$(78,444)	$(76,454)

(1)
We sold investments and received principal repayments of  $655,374 and $84,823, respectively, during the three months ended June 30, 2018 and $128,331 and $184,655, respectively, during the three months ended June 30, 2017. We sold investments and received principal repayments of  $956,568 and $341,998, respectively, during the six months ended June 30, 2018 and $225,386 and $545,695, respectively, during the six months ended June 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$53,549	$(165,460)	$27,833	$(161,351)
Net change in unrealized appreciation (depreciation) on foreign currency	19	—	20	52
Total net change in unrealized appreciation (depreciation)	$53,568	$(165,460)	$27,853	$(161,299)

During the three months ended June 30, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our broadly syndicated and directly originated investments. The change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2017 was primarily driven by increased volatility and a general decline in the energy markets. During the six months ended June 30, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our broadly syndicated and directly originated investments. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2017 was primarily driven by a general decline in the energy markets.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $86,921 ($0.20 per share) and $(148,858) ($(0.34) per share), respectively. For the six months ended June 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $47,714 ($0.11 per share) and $(87,339) ($(0.20) per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2018, we had $281,741 in cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $260,000 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2018, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2018, we had nine senior secured loan investments with aggregate unfunded commitments of  $109,452 and three equity/other investments with aggregate unfunded commitments of  $52,156. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2018:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	March 29, 2019
BNP Facility	Prime Brokerage	L+1.35%	175,000	125,000	March 27, 2019(2)
Deutsche Bank Credit Facility	Revolving	L+2.25%	115,000	35,000	June 11, 2019
Fortress Facility	Term	L+5.00%(3)	155,000	—	November 6, 2020
Goldman Facility	Term	L+3.72%	425,000	—	September 15, 2019
Total			$870,000	$260,000

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The BNP facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
Borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

On August 2, 2018, we priced an offering of  $500,000 aggregate principal amount of our $7.500% senior secured notes due 2023, or the Notes. Substantially concurrently with the issuance of the Notes, we expect to enter into a new credit facility. Proceeds from the Notes and the new credit facility will be used, in part, to refinance certain of our existing financing arrangements.
For additional information regarding our outstanding financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein. For additional information regarding the Notes, see Note 11 to our unaudited consolidated financial statements included herein.
RIC Tax Treatment and Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. In addition, we may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a tax year after the close of such tax year under the “spillover dividend” provisions of Subchapter M of the Code. If we distribute a spillover dividend, such dividend will be included in a shareholder’s gross income for the tax year in which the spillover distribution is paid. We intend to make sufficient distributions to our shareholders to maintain our RIC tax treatment each tax year. We will also be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner to our shareholders of an amount at least equal to the sum of  (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to our shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared.
Prior to the closing of our continuous public offering in November 2016, we declared regular cash distributions on a weekly basis, and paid such distributions on a monthly basis. Effective November 30, 2016, and subject to applicable legal restrictions and the sole discretion of our board of trustees, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date that common shares are issued to such shareholder. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS/EIG Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder’s cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
The following table reflects the cash distributions per share that we have declared and paid on our common shares during the six months ended June 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17713	$77,984
June 30, 2017	0.17713	78,374
Total	$0.35426	$156,358
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
Total	$0.25000	$109,634

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income, the components of accumulated earnings on a tax basis and deferred taxes.
Critical Accounting Policies
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with FS/EIG Advisor’s management team reviewing and documenting preliminary valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•
FS/EIG Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and FS/EIG Advisor’s management team, together with our independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of trustees may use any approved independent third-party pricing or valuation services. However, our board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/EIG Advisor or any approved independent third-party valuation or pricing service that our board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor’s management team, any approved independent third-party valuation services and our board of trustees may consider when determining the fair value of our investments.
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.
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
FS/EIG Advisor’s management team, any approved independent third-party valuation services and our board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/EIG Advisor’s management team, any approved independent third-party valuation services and our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with FS/EIG Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of trustees has delegated day-to-day responsibility for implementing our valuation policy to FS/EIG Advisor’s management team, and has authorized FS/EIG Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of trustees. The valuation committee is responsible for overseeing FS/EIG Advisor’s implementation of the valuation process.
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
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on shareholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these similar agreements with FS Advisor and FS/EIG Advisor during the six months ended June 30, 2018 and 2017.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtness at June 30, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
BNP Facility(2)(3)	March 27, 2019	$175,000	$175,000	—	—	—
Deutsche Bank Credit Facility(4)	June 11, 2019	$115,000	$115,000	—	—	—
Fortress Facility(5)	November 6, 2020	$155,000	—	$155,000	—	—
Goldman Facility(5)	September 15, 2019	$425,000	—	$425,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
The BNP facility generally is terminable upon 270 days’ notice by either party. As of June 30, 2018, neither Berwyn Funding nor BNP had provided notice of its intent to terminate the facility.

(3)
At June 30, 2018, $125,000 remained unused under the financing arrangement.

(4)
At June 30, 2018, $35,000 remained unused under the financing arrangement.

(5)
At June 30, 2018, no amounts remained unused under the financing arrangement.

As of June 30, 2018, no amounts were outstanding under the Barclays credit facility. All borrowed amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2019.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 39.4% of our portfolio investments (based on fair value) paid variable interest rates, 40.0% paid fixed interest rates, 9.2% were income producing equity/other investments and the remainder (11.4%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2018 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(12,397)	$(8,388)	$(4,009)	(1.6)%
No change	—	—	—	—
Up 100 basis points	$12,691	$8,388	$4,303	1.7%
Up 300 basis points	$38,073	$25,163	$12,910	5.1%
Up 500 basis points	$63,455	$41,939	$21,516	8.5%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2018.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of common shares during the three months ended June 30, 2018 pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	4,786,015	$6.55	4,786,015	(1)
May 1 to May 31, 2018	—	—	—	—
June 1 to June 30, 2018	—	—	—	—
Total	4,786,015	$6.55	4,786,015	(1)

(1)
The maximum number of common shares available for repurchase on April 2, 2018 was 11,064,273. A description of the maximum number of common shares that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Not applicable.

Item 6.
Exhibits.

3.1
Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)

3.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)
4.1
Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2018.)
10.2
Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.3	Amendment No. 1 dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 14, 2012.)
10.4
Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.5	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.6
Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.7	Amended and Restated Credit Agreement, dated as of June 11, 2014, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 17, 2014.)
10.8
First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2015.)

10.9	Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2016, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 16, 2016.)

10.10	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 14, 2017.)
10.11	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2018, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2018.)
10.12	Asset Contribution Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.13	Investment Management Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.14	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.15	Termination and Release Acknowledgment, dated as of May 11, 2012, by Citibank N.A. in favor of FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.15 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.16	Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 31, 2013.)
10.17	Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.18	Account Control Agreement, dated as of May 24, 2013, by and among EP Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.19	Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.20	Investment Management Agreement, dated as of May 24, 2013, by and between FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.21	Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Natixis, New York Branch, Wells Fargo Bank, National Association and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.22	Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.23	Collateral Management Agreement, dated as of July 11, 2013, by and between FS Energy and Power Fund and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)

10.24	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund’s Current report on Form 8-K filed on May 17, 2013.)
10.25	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.24 to FS Energy and Power Fund’s Form 10-Q filed on May 14, 2018.)
10.26	Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.27	First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 21, 2014.)
10.28	Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.29	U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.30	First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.31	Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.32	Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.33	Loan and Servicing Agreement, dated as of September 9, 2014, among Wayne Funding LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.34	First Amendment to the Loan and Servicing Agreement, dated as of October 13, 2016, among Wayne Funding LLC, as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, Wells Fargo Bank, National Association, as institutional lender, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 14, 2016.)
10.35
Purchase and Sale Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC, as purchaser, and FS Energy and Power Fund, as seller. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.36
Collateral Management Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC and FS Energy and Power Fund, as collateral manager. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.37	Securities Account Control Agreement, dated as of September 9, 2014, by and among Wayne Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.38
Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.39	Indenture, dated as of September 11, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.40	First Supplemental Indenture, dated as of December 15, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)
10.41	Second Supplemental Indenture, dated as of September 21, 2016, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 22, 2016.)
10.42	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.43	Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016.)
10.44
Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 9, 2016.)

10.45
Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)

10.46
Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.47
Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.48	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.49	Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)

10.50	Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.51	Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.52	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.53	Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.54	First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 1, 2015.)
10.55	Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.56	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.57	Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.58	Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.59	Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.60	Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.61	Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.62	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)

10.63	First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.64	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 25, 2017.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2018.
FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)