Form 10-Q
period 2018-09-30
FS Energy & Power Fund
filed 2018-11-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
The issuer had 437,502,749 common shares of beneficial interest outstanding as of November 9, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,101,641 and $3,490,683, respectively)	$3,035,721	$3,281,536
Non-controlled/affiliated investments (amortized cost—$880,350 and $839,619, respectively)	692,168	715,169
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—
Total investments, at fair value (amortized cost—$4,009,455 and $4,357,766, respectively)	3,727,889	3,996,705
Cash	350,753	195,376
Receivable for investments sold and repaid	13,646	66,337
Interest receivable	48,130	51,293
Deferred financing costs	—	720
Reimbursement due from sponsor(1)	—	5,945
Prepaid expenses and other assets	52	55
Total assets	$4,140,470	$4,316,431
Liabilities
Payable for investments purchased	$98,398	$88,033
Credit facilities payable (net of deferred financing costs of $9,034 and $1,883, respectively)(2)	622,633	1,218,117
Secured note payable (net of deferred financing costs of $8,605 and $0, respectively)(2)	481,515	—
Shareholder distributions payable	8,724	10,938
Management fees payable	16,977	21,834
Administrative services expense payable	845	361
Interest payable	6,070	6,033
Trustees’ fees payable	187	252
Other accrued expenses and liabilities	4,285	4,821
Total liabilities	1,239,634	1,350,389
Commitments and contingencies ($28,104 and $28,104, respectively)(3)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 440,686,304 and 446,045,135 shares issued and outstanding, respectively	441	446
Capital in excess of par value	3,778,451	3,814,303
Accumulated loss	(878,056)	(848,707)
Total shareholders’ equity	2,900,836	2,966,042
Total liabilities and shareholders’ equity	$4,140,470	$4,316,431
Net asset value per common share at period end	$6.58	$6.65

(1)
See Note 4 for a discussion of expense reimbursements paid to the Company by its former investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company’s financing arrangements.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$64,440	$56,016	$193,777	$201,939
Paid-in-kind interest income	2,052	5,704	5,786	16,461
Fee income	1,974	7,056	9,849	37,419
Dividend income	150	—	150	—
From non-controlled/affiliated investments:
Interest income	11,267	28,660	35,064	53,525
Paid-in-kind interest income	458	3,635	1,669	9,957
Fee income	—	—	2,091	656
Total investment income	80,341	101,071	248,386	319,957
Operating expenses
Management fees	16,977	22,031	52,393	67,104
Subordinated income incentive fees(1)	—	—	—	10,499
Administrative services expenses	1,211	611	2,806	2,218
Share transfer agent fees	658	658	1,951	2,066
Accounting and administrative fees	312	384	1,012	1,216
Interest expense(2)	17,714	13,648	45,983	35,454
Trustees’ fees	187	244	821	744
Other general and administrative expenses	1,956	563	3,789	2,672
Total operating expenses	39,015	38,139	108,755	121,973
Less: Expense reimbursement from sponsor(3)	—	(7,095)	—	(25,315)
Less: Expense reimbursement due to sponsor(3)	—	—	—	2,858
Net expenses	39,015	31,044	108,755	99,516
Net investment income	41,326	70,027	139,631	220,441
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(5,750)	7,271	(84,194)	(70,244)
Non-controlled/affiliated	56	(1,060)	56	—
Net realized gain (loss) on foreign currency	—	—	—	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	64,493	13,176	143,227	(47,179)
Non-controlled/affiliated	(12,831)	(20,439)	(63,732)	(119,904)
Controlled/affiliated	—	—	—	(1,531)
Net change in unrealized gain (loss) on foreign currency	1	(1)	21	51
Total net realized and unrealized gain (loss)	45,969	(1,053)	(4,622)	(238,806)
Net increase (decrease) in net assets resulting from operations	$87,295	$68,974	$135,009	$(18,365)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.20	$0.16	$0.31	$(0.04)
Weighted average shares outstanding	438,931,809	443,940,981	439,377,180	442,503,872

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

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operations
Net investment income	$139,631	$220,441
Net realized gain (loss) on investments and foreign currency	(84,138)	(70,243)
Net change in unrealized appreciation (depreciation) on investments	79,495	(168,614)
Net change in unrealized gain (loss) on foreign currency	21	51
Net increase (decrease) in net assets resulting from operations	135,009	(18,365)
Shareholder distributions(1)
Distributions to shareholders	(164,358)	(234,473)
Net decrease in net assets resulting from shareholder distributions	(164,358)	(234,473)
Capital share transactions(2)
Reinvestment of shareholder distributions	90,329	140,580
Repurchases of common shares	(126,186)	(88,730)
Net increase (decrease) in net assets resulting from capital share transactions	(35,857)	51,850
Total increase (decrease) in net assets	(65,206)	(200,988)
Net assets at beginning of period	2,966,042	3,348,894
Net assets at end of period	$2,900,836	$3,147,906

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$135,009	$(18,365)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,155,976)	(1,591,008)
Paid-in-kind interest	(7,455)	(26,418)
Proceeds from sales and repayments of investments	1,437,531	1,064,392
Net realized (gain) loss on investments	84,138	70,244
Net change in unrealized (appreciation) depreciation on investments	(79,495)	168,614
Accretion of discount	(9,927)	(17,668)
Amortization of deferred financing costs and discount	2,759	3,160
(Increase) decrease in receivable for investments sold and repaid	52,691	(18,266)
(Increase) decrease in interest receivable	3,163	(25,873)
(Increase) decrease in expense reimbursement due from sponsor(1)	5,945	(7,095)
(Increase) decrease in prepaid expenses and other assets	3	(102)
Increase (decrease) in payable for investments purchased	10,365	15,194
Increase (decrease) in management fees payable	(4,857)	1,176
Increase (decrease) in administrative services expense payable	484	(423)
Increase (decrease) in interest payable(2)	37	395
Increase (decrease) in trustees’ fees payable	(65)	(6)
Increase (decrease) in other accrued expenses and liabilities	(536)	(418)
Net cash provided by (used in) operating activities	473,814	(382,467)
Cash flows from financing activities
Reinvestment of shareholder distributions	90,329	140,580
Repurchases of common shares	(126,186)	(88,730)
Shareholder distributions	(166,572)	(233,072)
Borrowings under credit facilities(2)	321,667	858,263
Borrowings under secured notes(2)	489,865	—
Repayments of credit facilities(2)	(910,000)	(186,928)
Repayments under repurchase facility(2)	—	(325,000)
Deferred financing costs paid	(17,540)	(2,601)
Net cash provided by (used in) financing activities	(318,437)	162,512
Total increase (decrease) in cash	155,377	(219,955)
Cash at beginning of period	195,376	317,520
Cash at end of period	$350,753	$97,565
Supplemental disclosure
Non-cash purchases of investments	$(135,113)	$(16,957)
Non-cash sales of investments	$135,113	$16,957

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 8 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2018 and 2017, the Company paid $43,187 and $26,945, respectively, in interest expense on the credit facilities and secured notes and $0 and $4,954, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—33.4%
Abaco Energy Technologies LLC	(h)	Service & Equipment	L+950	1.0%	11/20/20	$61,128	$59,012	$61,281
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	115,104	114,902	115,104
Altus Power America, Inc.	(h)(w)(y)	Power	L+750	1.5%	9/30/21	83,963	83,963	81,445
Altus Power America, Inc.	(e)(w)(y)	Power	L+750	1.5%	9/30/21	5,762	5,762	5,589
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,182	3,170	3,194
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	957	950	976
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	554
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	554
BL Sand Hills Unit, L.P.	(w)(x)(y)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,401	20,000
Cimarron Energy Inc.	(m)(o)(w)(x)	Service & Equipment	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,491	24,841	13,606
Compass Power Generation LLC	(x)	Power	L+350	1.0%	12/20/24	2,969	2,969	2,988
Eagle Midstream Canada Finance Inc.	(k)(w)(x)	Midstream	8.5%, 1% PIK		9/27/20	175,000	175,000	173,031
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	3,933	3,924	3,981
Fortis Minerals Intermediate Holdings, LLC	(w)	Upstream	L+625	1.0%	2/16/25	18,760	18,652	19,148
Fortis Minerals Intermediate Holdings, LLC	(e)(w)	Upstream	L+625	1.0%	2/16/25	28,140	28,140	28,722
Industrial Group Intermediate Holdings, LLC	(h)(w)(x)	Industrials	L+800	1.3%	5/31/20	20,972	20,972	20,998
JSS Holdings, Inc.	(h)(w)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,926	14,810	15,657
Lusk Operating LLC	(m)(o)(w)(x)(z)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	10/31/18	29,297	27,464	—
MB Precision Holdings LLC	(m)(o)(w)(x)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	13,378	13,302	5,853
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	12,250	12,008	12,250
MECO IV LLC	(e)(w)	Upstream	L+725	1.5%	9/14/21	22,750	22,750	22,750
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+450	1.0%	12/13/24	16,341	16,350	16,326
New Age (African Global Energy) Limited	(k)(w)(x)	Upstream	15.0%		6/28/20	1,658	1,645	1,717
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	30,917	30,893	30,960
NNE Holding LLC	(e)(w)	Upstream	L+800		3/2/22	4,083	4,083	4,089
ORYX Southern Delaware Holdings LLC		Midstream	L+325	1.0%	2/28/25	17,905	17,989	17,670
Panda Hummel Station LLC	(f)	Power	L+600	1.0%	10/27/22	3,000	2,940	2,903
Panda Hummel Station LLC	(f)	Power	L+600	1.0%	10/27/22	17,000	16,660	16,448
Panda Stonewall LLC	(f)	Power	L+550	1.0%	11/13/21	15,000	15,113	15,113
Permian Production Partners LLC	(h)(w)	Upstream	L+600	1.0%	5/18/24	42,798	42,021	42,905
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,500	2,500	2,500
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/25	2,709	2,709	2,709
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	9,375	9,375	9,375
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	29,423	29,423	29,901
Strike, LLC	(h)	Midstream	L+800	1.0%	11/30/22	22,813	22,297	23,155
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,469	58,469	59,639
Traverse Midstream Partners LLC	(f)(h)	Midstream	L+400	1.0%	9/27/24	84,172	84,662	84,917
Ultra Resources, Inc.	(f)	Upstream	L+300	1.0%	4/12/24	42,000	37,807	37,966
Warren Resources, Inc.	(h)(w)(x)(y)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,230	27,230	27,230
Total Senior Secured Loans—First Lien							1,073,245	1,033,204
Unfunded Loan Commitments							(64,531)	(64,531)
Net Senior Secured Loans—First Lien							1,008,714	968,673

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—21.5%
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	$103,919	$102,619	$104,563
Aethon United BR LP	(e)(w)	Upstream	L+675	1.0%	9/8/23	23,981	23,981	24,130
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	110,955	110,955	110,955
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		7/26/23	11,256	11,256	11,284
Bellatrix Exploration Ltd.	(e)(k)(w)	Upstream	8.5%		7/26/23	18,759	18,759	18,806
Bellatrix Exploration Ltd.	(k)(w)(x)	Upstream	8.5%		7/26/23	54,108	48,120	47,886
Chisholm Oil and Gas Operating, LLC	(h)(w)(x)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	194,569
Encino Acquisition Partners Holdings LLC	(f)	Upstream	L+675	1.0%	9/26/25	20,000	19,800	20,100
Granite Acquisition, Inc.	(x)	Power	L+725	1.0%	12/19/22	22,331	22,061	22,554
Horn Intermediate Holdings, Inc.	(h)(w)(x)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,050	50,250
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	20,300
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,651	1,706
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,827	19,072
Titan Energy Operating, LLC	(m)(o)(w)(x)(y)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	129,586	100,902	19,956
Total Senior Secured Loans—Second Lien							744,981	666,131
Unfunded Loan Commitments							(42,740)	(42,740)
Net Senior Secured Loans—Second Lien							702,241	623,391
Senior Secured Bonds—19.6%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	90,000
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	20,000	19,994	20,666
Denbury Resources Inc.	(k)	Upstream	7.5%		3/31/22	27,341	29,162	29,494
FourPoint Energy, LLC	(h)(i)(j)(w)(x)(y)	Upstream	9.0%		12/31/21	235,125	228,468	237,476
Sunnova Energy Corp.	(h)(w)(y)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	26,406	26,406	26,373
Talos Production LLC	(i)(x)	Upstream	11.0%		4/3/22	36,250	37,980	38,923
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	125,400
Total Senior Secured Bonds							552,010	568,332

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—26.8%
Amerigas—Amerigas Partners, L.P.	(k)(x)	Midstream	5.8%		5/20/27	$13,267	$13,033	$13,085
Amerigas—Amerigas Partners, L.P.	(k)(x)	Midstream	5.9%		8/20/26	4,508	4,461	4,489
Archrock Partners, L.P.	(k)	Midstream	6.0%		10/1/22	1,333	1,348	1,351
Archrock Partners, L.P.	(k)	Midstream	6.0%		4/1/21	5,690	5,732	5,725
Ascent Resources Utica Holdings, LLC	(x)	Upstream	10.0%		4/1/22	158,000	158,000	178,046
Bruin E&P Partners, LLC	(x)	Upstream	8.9%		8/1/23	24,250	23,675	25,125
Canbriam Energy Inc.	(h)(k)(x)	Upstream	9.8%		11/15/19	109,790	108,631	109,516
Compressco Partners, LP	(x)	Midstream	7.3%		8/15/22	19,050	18,953	17,717
Covey Park Energy LLC	(x)	Upstream	7.5%		5/15/25	59,289	59,709	60,319
Endeavor Energy Resources, LP		Upstream	5.5%		1/30/26	9,869	9,721	9,901
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	950	950	941
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	6,035	6,035	5,983
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,247	1,247	1,235
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,174	1,174	1,162
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,033	1,033	1,020
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	12,978	12,426
Great Western Petroleum, LLC	(w)(x)	Upstream	9.0%		9/30/21	35,830	35,736	35,185
Hammerhead Resources Inc.	(h)(k)(x)	Upstream	9.0%		7/10/22	100,000	97,587	96,750
Hilcorp Energy I, L.P.		Upstream	5.0%		12/1/24	4,378	4,252	4,264
Hilcorp Energy I, L.P.		Upstream	5.8%		10/1/25	7,067	7,088	7,102
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,587	41,266
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,183	12,729
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	40,500	40,385	40,434
Suburban Propane Partners LP	(k)	Midstream	5.8%		3/1/25	8,433	8,210	8,191
Suburban Propane Partners LP	(k)	Midstream	5.9%		3/1/27	34,858	32,850	33,289
Tenrgys, LLC	(i)(m)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	50,906
Total Subordinated Debt							778,558	778,157

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—27.2%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment			6,944,444	$6,944	$3,038
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment			28,942,003	1,447	15,195
Allied Downhole Technologies, LLC, Common Equity	(i)(n)(o)(w)(x)	Service & Equipment			7,431,113	7,223	10,218
Allied Downhole Technologies, LLC, Warrants, 2/28/19	(i)(n)(o)(w)(x)	Service & Equipment			5,344,680	1,865	7,349
Altus Power America Holdings, LLC, Common Equity	(i)(o)(p)(w)(x)(y)	Power			12,474,205	12,474	1,871
Altus Power America Holdings, LLC, Preferred Equity	(i)(w)(x)(y)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	10/3/23	27,987,805	27,988	27,008
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream			148,692,909	44,700	47,582
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(y)	Upstream			N/A	5,180	1,077
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(s)(w)(x)(y)	Upstream			N/A	740	741
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(y)	Upstream			29,117	24,019	4,840
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream			14,700,000	14,700	13,627
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment			3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(o)(w)(x)	Service & Equipment			626,806	627	172
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(i)(n)(o)(w)(x)(y)	Upstream			66,000	66,000	18,645
FourPoint Energy, LLC, Common Equity, Class D Units	(i)(n)(o)(w)(x)(y)	Upstream			12,374	8,176	3,527
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(y)	Upstream			150,937	37,734	42,451
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(i)(n)(o)(w)(x)(y)	Upstream			222,750	55,688	62,927
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials			2,785,562	2,786	1,017
Great Western Petroleum, LLC, Preferred Equity	(i)(n)(w)(x)	Upstream	15.5%	12/31/27	36,363	37,419	35,744
Harvest Oil & Gas Corp., Common Equity	(o)(w)(x)(y)	Upstream			1,350,620	29,714	27,012
Industrial Group Intermediate Holdings, LLC, Common Equity	(i)(n)(o)(w)(x)	Industrials			472,755	473	425
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials			N/A	—	148
Lusk Operating LLC, Common Equity	(o)(r)(w)(x)(z)	Upstream			2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(i)(n)(o)(w)(x)	Industrials			490,213	490	—
New Age (African Global Energy) Limited, Warrants, 6/28/26	(k)(o)(w)(x)	Upstream			32,423	19	—
NuStar, Preferred Equity	(k)(w)(x)	Midstream	12.8%	6/29/28	5,910,165	145,777	171,785
PDI Parent LLC, Common Equity	(o)(w)(x)	Power			1,384,615	1,385	1,142
Ridgeback Resources Inc., Common Equity	(j)(k)(o)(t)(w)(x)(y)	Upstream			9,599,928	58,985	66,297
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream			2,536	2,511	2,630
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%	5/8/25	70,297	69,214	72,839
Sunnova Energy Corp., Common Equity	(o)(w)(x)(y)	Power			6,667,368	25,026	—
Sunnova Energy Corp., Preferred Equity	(o)(w)(x)(y)	Power			1,117,214	5,948	6,457
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment			3,750,000	6,029	2,625
Synergy Offshore LLC, Preferred Equity	(i)(m)(o)(v)(w)(x)	Upstream			71,131	93,009	26,247
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream			2,225,950	18,921	2,226
TE Holdings, LLC, Preferred Equity	(j)(o)(x)	Upstream			1,475,531	14,734	9,591
The Brock Group, Inc., Common Equity	(j)(o)(w)(x)	Service & Equipment			786,094	15,617	—
Titan Energy, LLC, Common Equity	(i)(o)(x)(y)	Upstream			555,496	17,554	228
USA Compression Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	9.8%	4/3/28	79,336	77,333	82,196
USA Compression Partners, LP, Warrants (Market), 4/3/28	(k)(o)(w)(x)	Midstream			793,359	555	801
USA Compression Partners, LP, Warrants (Premium), 4/3/28	(k)(o)(w)(x)	Midstream			1,586,719	714	809
Warren Resources, Inc., Common Equity	(j)(o)(w)(x)(y)	Upstream			4,415,749	20,754	16,780
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream			4,867,084	4,137	2,069
Total Equity/Other						967,932	789,336
TOTAL INVESTMENTS—128.5%						$4,009,455	3,727,889
LIABILITIES IN EXCESS OF OTHER ASSETS—(28.5%)							(827,053)
NET ASSETS—100.0%							$2,900,836

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2018
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L,” was 2.40% and the U.S. Prime Lending Rate, or Prime, was 5.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 7).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of September 30, 2018.

(g)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Goldman Sachs Bank USA (see Note 8).

(i)
Security or portion thereof held within Foxfields Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Fortress Credit Co LLC (see Note 8).

(j)
Security or portion thereof held within Bryn Mawr Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Barclays Bank PLC (see Note 8).

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2018, 71.8% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of September 30, 2018.

(n)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.

(o)
Security is non-income producing.

(p)
Security is held within EP Altus Investments, LLC, a wholly-owned subsidiary of Foxfields Funding LLC.

(q)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.

(s)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2018.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2018.

(v)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.

(w)
Security is classified as Level 3 in the Company’s fair value hierarchy (See Note 7).

(x)
Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Notes with JPMorgan Chase Bank, N.A. (see Note 8).

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2018
(in thousands, except share amounts)

(y)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018	Interest Income(2)	PIK Income(2)	Fee Income(2)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$75,353	$6,585	$—	$—	$—	$(666)	$81,272	$5,833	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	—	32	—	(32)	20,000	1,720	—	—
Warren Resources, Inc.	81,214	262	(52,265)	—	—	(1,981)	27,230	2,822	262	2,091
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	62,026	—	—	—	—	(42,070)	19,956	895	—	—
Senior Secured Bonds
FourPoint Energy, LLC	238,946	—	(1,485)	2,138	—	(2,123)	237,476	18,126	—	—
Ridgeback Resources Inc.	3,887	—	(3,887)	6	56	(62)	—	297	—	—
Sunnova Energy Corp.	—	35,078	(8,672)	—	—	(33)	26,373	2,596	1,407	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	1,871	—	—	—	—	—	1,871	—	—	—
Altus Power America Holdings, LLC, Preferred Equity	25,793	6,036	(3,841)	—	—	(980)	27,008	2,775	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	966	—	—	—	—	111	1,077	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	726	—	—	—	—	15	741	—	—	—
BL Sand Hills Unit, L.P., Series A Units	7,000	—	—	—	—	(2,160)	4,840	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	19,140	—	—	—	—	(495)	18,645	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	3,619	—	—	—	—	(92)	3,527	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	43,395	—	—	—	—	(944)	42,451	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	64,598	—	—	—	—	(1,671)	62,927	—	—	—
Harvest Oil & Gas Corp., Common Equity	—	29,714	—	—	—	(2,702)	27,012	—	—	—
Ridgeback Resources Inc., Common Equity	58,284	—	—	—	—	8,013	66,297	—	—	—
Sunnova Energy Corp., Common Equity	—	25,026	—	—	—	(25,026)	—	—	—	—
Sunnova Energy Corp., Preferred Equity	—	5,948	—	—	—	509	6,457	—	—	—
Titan Energy, LLC, Common Equity	844	—	—	—	—	(616)	228	—	—	—
Warren Resources, Inc., Common Equity	7,507	—	—	—	—	9,273	16,780	—	—	—
Total	$715,169	$108,649	$(70,150)	$2,176	$56	$(63,732)	$692,168	$35,064	$1,669	$2,091

(1)
Security includes a partially unfunded commitment with amortized cost of  $5,762 and fair value of  $5,589.

(2)
Interest, PIK and fee income presented for the nine months ended September 30, 2018.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2018
(in thousands, except share amounts)

(z)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2018, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” of and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an “affiliated person” of and deemed to “control” for the nine months ended September 30, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases, Paid-in-Kind Interest and Other	Sales, Repayments and Other	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018
Senior Secured Loans—First Lien
Lusk Operating LLC	$—	$—	$—	$—	$—	$—	$—
Equity/Other
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2018, the Company had four wholly-owned financing subsidiaries, seven wholly-owned subsidiaries through which it holds interests in certain portfolio companies and two wholly-owned subsidiaries through which it expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

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
Subordinated Income Incentive Fee:   Pursuant to the terms of the FS/EIG investment advisory agreement FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, ‘‘adjusted capital’’ means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
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
For the nine months ended September 30, 2018, the Company recognized $863 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	13,659,940	$90,329	18,821,761	$140,580
Share Repurchase Program	(19,018,771)	(126,186)	(11,817,591)	(88,730)
Net Proceeds from Share Transactions	(5,358,831)	$(35,857)	7,004,170	$51,850
During the period from October 1, 2018 to November 9, 2018, the Company issued 1,398,780 common shares pursuant to its distribution reinvestment plan for gross proceeds of  $9,302 at an average price per share of  $6.65.
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
The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.70	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.75	35,552
June 30, 2017	July 3, 2017	4,990,805	100%	1.12%	$7.20	35,934
Total		11,817,591				$88,730
Fiscal 2018
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425
March 31, 2018	April 2, 2018	4,786,015	24%	1.08%	$6.55	31,348
June 30, 2018	July 2, 2018	4,554,498	20%	1.03%	$6.60	30,060
Total		18,359,178				$121,833

On October 1, 2018, the Company repurchased 4,346,141 common shares (representing 16% of common shares tendered for repurchase and 0.99% of the shares outstanding as of such date) at $6.65 per share for aggregate consideration totaling $28,902.
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

for aggregate consideration totaling $4,353. The Company conducted the second such repurchase and de minimis account liquidation after the Company’s third quarter 2018 share repurchase offer, pursuant to which, on October 10, 2018, the Company repurchased 236,194 common shares (representing 0.05% of the shares outstanding as of such date) at $6.65 per share for aggregate consideration totaling $1,571.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
On April 9, 2018, the Company entered into the FS/EIG investment advisory agreement, which replaced the FS Advisor investment advisory agreement. FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Effective April 9, 2018, FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG may be entitled to under the FS/EIG Advisor investment advisory agreement.
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
The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the three and nine months ended September 30, 2018 and 2017:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
FS Advisor and FS/EIG Advisor	FS Advisor Investment Advisory Agreement and FS/EIG Investment Advisory Agreement	Base Management Fee(1)	$16,977	$22,031	$52,393	$67,104
FS Advisor	FS Advisor Investment Advisory Agreement	Subordinated Incentive Fee on Income(2)	—	—	—	$10,499
FS Advisor and FS/EIG Advisor	FS Advisor Investment Advisory Agreement and FS/EIG Investment Advisory Agreement	Administrative Services Expenses(3)	$1,211	$611	$2,806	$2,218
FS Advisor	FS Advisor Expense Support and Conditional Reimbursement Agreement	Expense Recoupment(4)	—	—	—	$2,858

(1)
During the nine months ended September 30, 2018 and 2017, $51,305 and $58,207, respectively, in base management fees were paid to FS Advisor and $5,945 and $7,721, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). As of September 30, 2018, $16,977 in base management fees were payable to FS/EIG Advisor.

(2)
During the nine months ended September 30, 2018, the Company did not pay any amounts in subordinated incentive fees on income to FS Advisor or FS/EIG Advisor. During the nine months ended September 30, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. As of September 30, 2018, the Company did not have any subordinated incentive fee on income payable to FS Advisor or FS/EIG Advisor.

(3)
During the nine months ended September 30, 2018 and 2017, $2,393 and $2,061, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $2,322 and $2,641 in administrative services expenses to FS Advisor and FS/EIG Advisor during the nine months ended September 30, 2018 and 2017, respectively.

(4)
During the nine months ended September 30, 2018 and 2017, the Company accrued $0 and $2,858, respectively, for expense recoupments payable to FS Advisor or its affiliates under the expense reimbursement agreements (see “—Expense Reimbursement” below). During the nine months ended September 30, 2018 and 2017, $0 and $2,858, respectively, of expense recoupments were paid to FS Advisor or its affiliates. As of September 30, 2018, the Company did not have any expense recoupments payable to FS Advisor.

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
The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms.
During the nine months ended September 30, 2018, the Company did not accrue any expense reimbursements from FS Investments. During the nine months ended September 30, 2017, the Company accrued $25,315 for expense reimbursements that FS Investments agreed to offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of September 30, 2018, the Company had no reimbursements due from FS Investments.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the nine months ended September 30, 2018, the Company did not pay any amounts in expense recoupments to FS Investments. As of September 30, 2018, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

The following table reflects the expense reimbursement payments from FS Investments to the Company as of September 30, 2018 that may become subject to repayment by the Company to FS Investments:
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

On November 14, 2018, FS/EIG Advisor announced that for any calendar quarter ending on or prior to September 30, 2019 it will defer the receipt of base management fees under the FS/EIG investment advisory agreement if, and to the extent that, the Company’s distributions paid to the Company’s shareholders in the calendar quarter exceeds the sum of the Company’s investment company taxable income (as defined in Section 852 of the Internal Revenue Code of 1986, as amended, or the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, the Company’s distributable funds on a tax basis. FS/EIG Advisor will only receive any deferred fees in a future calendar quarter if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar quarter exceeds the Company’s distributions paid to the Company’s shareholders in such quarter. In light of this commitment by FS/EIG Advisor, the FS/EIG expense reimbursement agreement was terminated on November 12, 2018.
During the nine months ended September 30, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. As of September 30, 2018, the Company had no reimbursements due from FS/EIG Advisor.
Prior to September 30, 2019, FS/EIG Advisor will evaluate whether to extend this commitment to future quarters.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the nine months ended September 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17713	$77,984
June 30, 2017	0.17713	78,374
September 30, 2017	0.17713	78,115
Total	$0.53139	$234,473
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
September 30, 2018	0.12500	54,724
Total	$0.37500	$164,358

Subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On August 8, 2018 and November 6, 2018, the Company’s board of trustees declared regular monthly cash distributions for October 2018 through December 2018 and January 2019 through March 2019, respectively, each in the amount of  $0.041667 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common shares, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

No portion of the distributions paid during the nine months ended September 30, 2018 was funded through the reimbursement of operating expenses by FS Investments or FS/EIG Advisor. During the nine months ended September 30, 2017, certain portions of the Company’s distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. Any such distributions funded through expense reimbursements or the offset of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS Investments and its affiliates continues to make such reimbursements or offset such fees. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the nine months ended September 30, 2018 and 2017, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company’s expenses, 10% of the aggregate amount of distributions paid during the nine months ended September 30, 2017 would have been funded from offering proceeds or borrowings.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	164,358	100%	210,425	90%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	1,591	0%
Expense reimbursement from sponsor	—	—	22,457	10%
Total	$164,358	100%	$234,473	100%

(1)
During the nine months ended September 30, 2018 and 2017, 93.3% and 87.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.7% and 4.4%, respectively, was attributable to non-cash accretion of discount and 3.0% and 8.3%, respectively, was attributable to PIK interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2018 and 2017 was $171,101 and $232,882, respectively. As of September 30, 2018 and December 31, 2017, the Company had $6,743 and $0, respectively, of undistributed ordinary income on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018	2017
GAAP-basis net investment income	$139,631	$220,441
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(11,621)	(20,176)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	18,847	21,443
Income subject to tax not recorded for GAAP	24,262	11,190
Other miscellaneous differences	(18)	(16)
Tax-basis net investment income	$171,101	$232,882

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
As of September 30, 2018 and December 31, 2017, the components of accumulated earnings (deficit) on a tax basis were as follows:
	September 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$6,743	$—
Accumulated capital losses(1)	(521,367)	(427,687)
Other temporary differences	(183)	(198)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(340,786)	(500,674)
Total	$(855,593)	$(928,559)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of September 30, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $18,374 and $502,993, respectively.

(2)
As of September 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $265,445 and $104,844, respectively, and the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $606,231 and $605,518, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,068,675 and $4,557,977 as of September 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(340,786) and $(500,674) as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018 and December 31, 2017, the Company had deferred tax assets of  $67,721 and $73,103, respectively, resulting primarily from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2018 and December 31, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

deferred tax assets were offset by valuation allowances of  $67,721 and $73,103, respectively. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,008,714	$968,673	26%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	702,241	623,391	17%	860,470	796,524	20%
Senior Secured Bonds	552,010	568,332	15%	664,542	660,151	17%
Subordinated Debt	778,558	778,157	21%	1,229,790	1,203,524	30%
Equity/Other(2)	967,932	789,336	21%	641,081	411,580	10%
Total	$4,009,455	$3,727,889	100%	$4,357,766	$3,996,705	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(2)
At September 30, 2018, Equity/Other included six income-producing investments comprising $390,313 of fair value or approximately 10% of the fair value of the portfolio.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
As of September 30, 2018, the Company held investments in one portfolio company of which it is deemed to “control.” As of September 30, 2018, the Company held investments in eight portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of September 30, 2018 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $107,271 and two equity/other investments with aggregate unfunded commitments of  $2,754. As of September 30, 2018, these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity and Rosehill Resources, Inc. As of December 31, 2017, the Company had four senior secured loan investments with aggregate unfunded commitments of  $90,662 and two equity/other investments with aggregate unfunded commitments of  $8,751. As of December 31, 2017,

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (Continued)

these unfunded equity/other investments were Altus Power America Holdings, LLC, preferred equity and Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,344,772	63%	$2,539,867	64%
Midstream	670,460	18%	441,189	11%
Downstream	—	—	47,831	1%
Power	319,741	9%	231,495	6%
Service & Equipment	338,477	9%	672,278	16%
Industrials(1)	54,439	1%	64,045	2%
Total	$3,727,889	100%	$3,996,705	100%

(1)
FS/EIG Advisor continuously monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the nine months ended September 30, 2018, ten investments had their industries re-classified from Service & Equipment to Industrials.

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

As of September 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$27,240	$38,445
Level 2—Significant other observable inputs	1,126,805	—
Level 3—Significant unobservable inputs	2,573,844	3,958,260
Total	$3,727,889	$3,996,705

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

The following is a reconciliation for the nine months ended September 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$924,926	$796,524	$660,151	$1,203,524	$373,135	$3,958,260
Accretion of discount (amortization of premium)	710	555	2,144	29	2,347	5,785
Net realized gain (loss)	(2,649)	653	55	—	(84)	(2,025)
Net change in unrealized appreciation (depreciation)	(637)	(35,697)	966	14,338	63,801	42,771
Purchases	188,220	86,095	—	12,947	339,950	627,212
Paid-in-kind interest	1,204	3,376	1,408	1,103	369	7,460
Sales and repayments	(155,953)	(34,654)	(14,044)	(65,000)	(6,945)	(276,596)
Net transfers in or out of Level 3(1)	(265,915)	(236,115)	(171,431)	(1,093,268)	(22,294)	(1,789,023)
Fair value at end of period	$689,906	$580,737	$479,249	$73,673	$750,279	$2,573,844
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,617)	$50,735	$(5,845)	$15,762	$33,523	$88,558

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$636,571	$3,863,712
Accretion of discount (amortization of premium)	3,769	5,850	1,034	7,015	—	17,668
Net realized gain (loss)	(4,219)	(42,952)	801	(8,916)	(14,958)	(70,244)
Net change in unrealized appreciation (depreciation)	(2,509)	11,854	(13,411)	(7,235)	(139,572)	(150,873)
Purchases	316,317	417,845	240,254	596,374	25,820	1,596,610
Paid-in-kind interest	9,074	12,282	361	950	3,751	26,418
Sales and repayments	(289,346)	(408,129)	(68,859)	(286,687)	(28,328)	(1,081,349)
Net transfers in or out of Level 3	—	—	—	—	—	—
Fair value at end of period	$945,577	$870,619	$557,794	$1,344,668	$483,284	$4,201,942
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,208)	$(16,657)	$(8,966)	$(41,985)	$(51,054)	$(120,870)

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at September 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$649,070	Market Comparables	Market Yield (%)	8.8% – 18.0%	10.8%
			EBITDA Multiples (x)	5.5x – 12.2x	7.1x
			Proved Reserves Multiples (Mmboe)	$5.9 – $7.5	$6.7
			PV-10 Multiples (x)	0.5x – 0.5x	0.5x
	40,836	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	510,531	Market Comparables	Market Yield (%)	8.6% – 16.3%	11.3%
	70,206	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	479,249	Market Comparables	Market Yield (%)	6.6% – 12.4%	8.5%
Subordinated Debt	73,673	Market Comparables	Market Yield (%)	10.0% – 15.3%	12.6%
			PV-10 Multiples (x)	0.9x – 1.1x	1.0x
Equity/Other	687,334	Market Comparables	EBITDA Multiples (x)	5.0x – 12.4x	7.6x
			Production Multiples (Mboe/d)	$33,750.0 – $53,750.0	$40,525.4
			Proved Reserves Multiples (Mmboe)	$4.8 – $18.0	$8.9
			Production Multiples (MMcfe/d)	$4,200.0 – $4,700.0	$4,450.0
			Proved & Probable Reserves Multiples (Mboe/d)	$5.0 – $6.0	$5.5
			Proved Reserves Multiples (Bcfe)	$1.2 – $1.3	$1.2
			PV-10 Multiples (x)	0.5x – 2.4x	1.4x
			Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			Market Yield (%)	10.0% – 15.3%	10.4%
	37,562	Discounted Cash Flow	Discount Rate (%)	14.0% – 30.5%	15.6%
	957	Option Valuation Model	Volatility (%)	25.0% – 25.0%	25.0%
	24,426	Other(2)	Other(2)	N/A	N/A
Total	$2,573,844

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of September 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2018 are discussed below.
	As of September 30, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	September 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	206,667	413,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,131,667	$413,333

	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Barclays Credit Facility	Revolving	L+3.25%	$—	$100,000	May 18, 2021
BNP Facility	Prime Brokerage	L+1.35%	300,000	—	September 27, 2018(3)
Deutsche Bank Credit Facility	Revolving	L+2.05%	340,000	—	June 11, 2018
Fortress Facility	Term	L+5.00%(4)	155,000	—	November 6, 2020
Goldman Facility	Term	L+ 3.72%	425,000	—	September 15, 2019
Total			$1,220,000	$100,000

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of September 30, 2018, the fair value of the Senior Secured Notes was approximately $510,625.

(3)
This facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2017, neither party had provided notice of its intent to terminate the facility.

(4)
As described below, borrowings under the Fortress facility accrue interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

For the three and nine months ended September 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Barclays Credit Facility	$47	$132	$179	$96	$15	$111
BNP Facility	882	—	882	1,825	—	1,825
Deutsche Bank Credit Facility	796	—	796	2,285	298	2,583
Fortress Facility	1,515	730	2,245	2,401	68	2,469
Goldman Facility	6,582	149	6,731	5,425	148	5,573
JPMorgan Facility	1,477	239	1,716	—	—	—
Senior Secured Notes	4,688	477	5,165	—	—	—
Goldman Repurchase Financing	—	—	—	—	—	—
Natixis Credit Facility	—	—	—	64	—	64
Wells Fargo Credit Facility	—	—	—	62	961	1,023
Total	$15,987	$1,727	$17,714	$12,158	$1,490	$13,648

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

	Nine Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Barclays Credit Facility	$236	$196	$432	$301	$43	$344
BNP Facility	5,016	—	5,016	4,537	—	4,537
Deutsche Bank Credit Facility	6,378	524	6,902	6,163	856	7,019
Fortress Facility	6,726	884	7,610	6,946	203	7,149
Goldman Facility	18,703	439	19,142	8,762	265	9,027
JPMorgan Faciity	1,477	239	1,716	—	—	—
Senior Secured Notes	4,688	477	5,165	—	—	—
Goldman Repurchase Financing	—	—	—	4,305	91	4,396
Natixis Credit Facility	—	—	—	750	342	1,092
Wells Fargo Credit Facility	—	—	—	530	1,360	1,890
Total	$43,224	$2,759	$45,983	$32,294	$3,160	$35,454

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $1,040,794 and 5.54%, respectively. As of September 30, 2018, the Company’s weighted average effective interest rate on borrowings was 6.51%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2017 were $997,531 and 4.27%, respectively. As of September 30, 2017, the Company’s weighted average effective interest rate on borrowings was 4.10%.
Barclays Credit Facility
On August 16, 2018, Bryn Mawr Funding LLC, or Bryn Mawr Funding, a wholly-owned subsidiary, repaid and terminated the revolving credit facility, or the Barclays credit facility, which Bryn Mawr Funding originally entered into on May 18, 2016, with Barclays Bank PLC, or Barclays, as administrative agent, and the lenders from time to time party thereto. The Barclays credit facility provided for revolving borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $100,000. Prior to the termination of the Barclays credit facility, borrowings under the Barclays credit facility accrued interest at a rate equal to LIBOR plus 325 basis points per annum.
BNP Facility
On August 16, 2018, Berwyn Funding LLC, or Berwyn Funding, the Company’s wholly-owned, subsidiary, repaid and terminated the committed credit facility, or the BNP facility, which Berwyn Funding originally entered into on December 11, 2013, with BNP Paribas Prime Brokerage International, Ltd, as assignee of BNP Paribas Prime Brokerage, Inc., or BNP. The BNP facility provided for borrowings in an aggregate principal amount up to $300,000 on a committed basis. Prior to the termination of the BNP facility, borrowings accrued interest at a rate equal to three-month LIBOR plus 135 basis points per annum.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

Deutsche Bank Credit Facility
On August 16, 2018, FSEP Term Funding, LLC, or FSEP Funding, the Company’s wholly-owned, special-purpose financing subsidiary, repaid and terminated the committed credit facility, or the Deutsche Bank credit facility, which was originally entered into on June 24, 2011, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lenders party thereto. The Deutsche Bank credit facility provided for borrowings in an aggregate principal amount up to $150,000 on a committed basis. Prior to the termination of the Deutsche Bank credit facility, borrowings accrued interest at a rate equal to three-month LIBOR plus 225 basis points per annum.
Fortress Facility
On August 16, 2018, Foxfields Funding, LLC, or Foxfields Funding, the Company’s wholly-owned financing subsidiary, repaid and terminated the senior secured multiple draw term loan facility, or the Fortress facility, which was originally entered into on November 6, 2015, with Fortress as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress credit facility provided for borrowings in an aggregate principal amount up to $155,000 on a committed basis. Prior to the termination of the Fortress credit facility, borrowings accrued interest at a rate equal to LIBOR (subject to a floor of 75 basis points) plus 500 basis points per annum.
7.500% Senior Secured Notes due 2023
On August 16, 2018, the Company, U.S. Bank National Association, or U.S Bank, as trustee and certain subsidiaries of the Company entered into an Indenture relating to the Company’s issuance of $500,000 aggregate principal amount of its 7.500% Senior Secured Notes due 2023, or the Notes.
The Notes will mature on August 15, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes bear interest at a rate of 750 basis points per annum, calculated on the basis of a 360-day year comprised of twelve 30-day periods, accruing from August 16, 2018. Interest on the Notes will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019.
The Notes are general senior secured obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future unsubordinated indebtedness and other liabilities. The Notes are secured, subject to certain exceptions, by (i) a first priority security interest in (a) certain of the Company’s portfolio investments, and related assets, designated by the Company from time to time as Secured Notes First Priority Collateral, as defined in the Indenture, and (b) substantially all of the Company’s other assets that do not constitute Secured Notes First Priority Collateral or Credit Facility First Priority Collateral, or the Shared Collateral, each as defined in the Indenture. and (ii) a second priority security interest in certain of the Company’s portfolio investments, and related assets, designated by the Company from time to time as Credit Facility First Priority Collateral.
The Indenture contains certain covenants, including the requirement that the Company maintain a debt-to-equity ratio of less than or equal to 1.0x.
The Notes are subject to certain events of default customary for financings of this type. Upon the occurrence of certain events of default, U.S. Bank or the holders of at least 25% in the aggregate principal amount of the then-outstanding Notes may declare all of the Notes to be due and payable immediately. Upon the occurrence of certain events of default related to bankruptcy, insolvency and similar events, all of the outstanding Notes, including accrued and unpaid interest thereon and premiums, if any, shall become due and payable automatically.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

The Company incurred costs in connection with obtaining the Notes, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Notes. As of September 30, 2018, $8,605 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the Notes, the Company has charged discount against the carrying amount of such notes. As of September 30, 2018, $9,880 of such discount had yet to be amortized to interest expense.
JPMorgan Facility
On August 16, 2018, the Company entered into that certain Senior Secured Credit Agreement, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto. The Senior Secured Credit Agreement, as amended, provides for borrowings in an aggregate amount of  $620,000, consisting of  (i) a $413,333 revolving credit facility, or the Revolving Credit Facility and (ii) $206,667 of term loans in U.S. dollars, or the Term Loan Facility, and together with the Revolving Credit Facility, the JPMorgan Facility, available in U.S. dollars and certain agreed upon foreign currencies from August 16, 2018 until February 16, 2022, or the Availability Period. Obligations under the Senior Secured Credit Agreement mature on February 16, 2023.
Interest on the JPMorgan Facility will accrue (i) for loans bearing interest by reference to the eurocurrency rate at a rate equal to 275 basis points per annum plus the one-, two-, three- or six-month adjusted eurocurrency rate, as elected by the Company from time to time, and (ii) for loans bearing interest by reference to the base rate at a rate equal to 1.75% per annum plus the greater of  (w) the rate of interest quoted by The Wall Street Journal as the Prime Rate in the United States on such date, (x) the Federal Reserve Bank of New York Rate for such day plus 50 basis points per annum, (y) the adjusted eurocurrency rate for a one month interest period on such day plus 100 basis points, and (z) 100 basis points per annum. Interest is payable in arrears at the end of each interest period (or at three-month intervals for interest periods longer than three months) for eurocurrency borrowings and quarterly for base rate borrowings. In addition, during the Availability Period, the Company will pay a commitment fee at a rate equal to 50 basis points on the average daily undrawn revolving commitment.
The Company’s obligations under the Senior Secured Credit Agreement are secured, subject to certain exceptions, by (i) a first priority security interest in (a) the Credit Facility First Priority Collateral and (b) the Shared Collateral, and (ii) a second priority security interest in the Notes First Priority Collateral, each as defined under the Senior Secured Credit Agreement.
Pursuant to the Senior Secured Credit Agreement, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type, including the following financial covenants: (a) the Company must maintain a minimum shareholder’s equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 200% asset coverage ratio.
The Senior Secured Credit Agreement contains events of default customary for financings of this type as described therein. Upon the occurrence of certain events of default, JPMorgan, at the instruction of the lenders, may terminate any remaining commitments and declare the outstanding loans and other obligations under the Senior Secured Credit Agreement immediately due and payable. Upon the occurrence of events of default related to bankruptcy, insolvency and similar events, the commitments will automatically terminate and the outstanding loans and other obligations under the Senior Secured Credit Facilities will become immediately due and payable. During the continuation of certain events of default and subject, in certain cases, to the instructions of the Lenders, the Company must pay interest at a default rate.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (Continued)

The Company incurred costs in connection with obtaining the Senior Secured Credit Agreement, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Senior Secured Credit Agreement. As of September 30, 2018, $8,471 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.
See Note 4 for a discussion of the Company’s commitments to FS Advisor, FS/EIG Advisor and its affiliates (including FS Investments) and Note 6 for a discussion of the Company’s unfunded commitments.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and the year ended December 31, 2017:
	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$6.65	$7.61
Results of operations(2)
Net investment income	0.32	0.65
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.01)	(0.90)
Net increase (decrease) in net assets resulting from operations	0.31	(0.25)
Shareholder distributions(3)
Distributions from net investment income	(0.38)	(0.71)
Distributions representing tax return of capital	—	(0.00)
Net decrease in net assets resulting from shareholder distributions	(0.38)	(0.71)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$6.58	$6.65
Shares outstanding, end of period	440,686,304	446,045,135
Total return(6)	4.70%	(3.65)%
Total return (without assuming reinvestment of distributions)(6)	4.66%	(3.29)%
Ratio/Supplemental Data:
Net assets, end of period	$2,900,836	$2,966,042
Ratio of net investment income to average net assets(7)	6.42%	8.82%
Ratio of total operating expenses to average net assets(7)	4.99%	4.94%
Portfolio turnover(8)	34.87%	34.08%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,131,667	$1,220,000
Asset coverage per unit(9)	3.56	3.43

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2018 are annualized. Annualized ratios for the nine months ended September 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the nine months ended September 30, 2018 and year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	—	0.32%
Ratio of interest expense to average net assets	2.11%	1.52%
(8)
Portfolio turnover for the nine months ended September 30, 2018 is not annualized.

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
We are primarily focused on the following seven investment themes: (i) basin-on-basin competition in U.S. shale, (ii) globalization of natural gas, (iii) coal retirements and the evolving energy generation mix, (iv) renewables focused on power grid parity, (v) export infrastructure for emerging U.S. producers, (vi) market liberalization opening new markets, and (vii) midstream infrastructure connecting new supplies. However, we may pursue other investment opportunities if we believe it is in our best interests and consistent with our investment objectives.
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
For information regarding our fee offset and historical expense reimbursement arrangements with FS Investments and FS/EIG Advisor, see Note 4 to our unaudited consolidated financial statements included herein.
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2018:
Net Investment Activity	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Purchases	$502,652	$1,291,089
Sales and Repayments	(274,078)	(1,572,644)
Net Portfolio Activity	$228,574	$(281,555)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$161,663	32%	$414,560	32%
Senior Secured Loans—Second Lien	94,931	19%	109,589	8%
Senior Secured Bonds	17,212	3%	86,612	7%
Subordinated Debt	185,161	37%	306,906	24%
Equity/Other	43,685	9%	373,422	29%
Total	$502,652	100%	$1,291,089	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,008,714	$968,673	26%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	702,241	623,391	17%	860,470	796,524	20%
Senior Secured Bonds	552,010	568,332	15%	664,542	660,151	17%
Subordinated Debt	778,558	778,157	21%	1,229,790	1,203,524	30%
Equity/Other	967,932	789,336	21%	641,081	411,580	10%
Total	$4,009,455	$3,727,889	100%	$4,357,766	$3,996,705	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2018 and December 31, 2017:
	September 30, 2018	December 31, 2017
Number of Portfolio Companies	73	76
% Variable Rate (based on fair value)	37.4%	40.1%
% Fixed Rate (based on fair value)	41.4%	49.6%
% Income Producing Equity/Other Investments (based on fair value)	10.5%	0.7%
% Non-Income Producing Equity/Other Investments (based on fair value)	10.7%	9.6%
Average Annual EBITDA of Portfolio Companies	$163,922	$188,168
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.9%	97.0%
% of Investments on Non-Accrual (based on fair value)	3.1%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.1%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	9.8%
Based on our regular monthly cash distribution rate of  $0.041667 per share as of September 30, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.65 per share, the annualized distribution rate to shareholders as of September 30, 2018 was 7.52%. Based on our regular monthly cash distribution rate of  $0.059042 per share as of December 31, 2017, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.70 per share, the annualized distribution rate to shareholders as of December 31, 2017 was 10.57%. For the nine months ended September 30, 2018 and year ended December 31, 2017, our total return was 4.70% and (3.65)%, respectively, and our total return without assuming reinvestment of distributions was 4.66% and (3.29)%, respectively
Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2018:
New Direct Originations	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Total Commitments (including unfunded commitments)	$134,881	$624,980
Exited Investments (including partial paydowns)	(63,183)	(234,362)
Net Direct Originations	$71,698	$390,618

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$50,758	38%	$179,973	29%
Senior Secured Loans—Second Lien	84,123	62%	92,690	15%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	13,636	2%
Equity/Other	—	—	338,681	54%
Total	$134,881	100%	$624,980	100%

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Average New Direct Origination Commitment Amount	$26,976	$28,233
Weighted Average Maturity for New Direct Originations	4/7/23	1/18/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	11.6%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.6%	11.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.1%	10.4%
The following table presents certain selected information regarding our direct originations as of September 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations held in Portfolio	September 30, 2018	December 31, 2017
Number of Portfolio Companies	46	36
Average Annual EBITDA of Portfolio Companies	$102,348	$77,664
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	6.3x	5.7x
% of Investments on Non-Accrual (based on fair value)	4.4%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.0%	7.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.8%	9.8%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,668,324	72%	$2,277,397	57%
Broadly Syndicated/Other	1,059,565	28%	1,719,308	43%
Total	$3,727,889	100%	$3,996,705	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$99,205	2%
2	3,367,936	90%	3,125,386	78%
3	169,587	5%	546,153	14%
4	—	—	—	—
5	190,366	5%	225,961	6%
Total	$3,727,889	100%	$3,996,705	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenues
Our investment income for the three and nine months ended September 30, 2018 and 2017 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$75,707	94%	$84,676	84%	$228,841	92%	$255,464	80%
Paid-in-kind interest income	2,510	3%	9,339	9%	7,455	3%	26,418	8%
Fee income	1,974	3%	7,056	7%	11,940	5%	38,075	12%
Dividend Income	150	0%	—	—	150	0%	—	—
Total investment income(1)	$80,341	100%	$101,071	100%	$248,386	100%	$319,957	100%

(1)
For the three months ended September 30, 2018 and 2017, such revenues represent $74,282 and $86,460, respectively, of cash income earned as well as $6,059 and $14,611, respectively, in non-cash portions relating to accretion of discount and PIK interest, respectively. For the nine months ended September 30, 2018 and 2017, such revenues represent $231,839 and $279,323, respectively, of cash income earned as well as $16,547 and $40,634, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The decrease in the amount of interest income and PIK income for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to a temporary decrease in the size of our investment portfolio.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the decrease of structuring and prepayment activity.
Expenses
Our operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$16,977	$22,031	$52,393	$67,104
Subordinated income incentive fees	—	—	—	10,499
Administrative services expenses	1,211	611	2,806	2,218
Share transfer agent fees	658	658	1,951	2,066
Accounting and administrative fees	312	384	1,012	1,216
Interest expense	17,714	13,648	45,983	35,454
Trustees’ fees	187	244	821	744
Expenses associated with our independent audit and related fees	131	132	340	393
Legal fees	174	74	538	202
Printing fees	205	305	749	1,212
Other	1,446	52	2,162	865
Total operating expenses	39,015	38,139	108,755	121,973
Less: Expense reimbursement from sponsor	—	(7,095)	—	(25,315)
Plus: Expense recoupement due to sponsor	—	—	—	2,858
Net operating expenses	$39,015	$31,044	$108,755	$99,516

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	1.34%	1.21%	3.75%	3.71%
Ratio of expense reimbursement to (from) sponsor to average net assets	—	(0.23)%	—	(0.69)%
Ratio of net operating expenses to average net assets	1.34%	0.98%	3.75%	3.02%
Ratio of income incentive fees and interest expense to average net assets(1)	(0.61)%	(0.43)%	(1.58)%	(1.40)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.73%	0.55%	2.17%	1.62%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.
Expense Reimbursement
During the three months ended September 30, 2018 and 2017, we accrued $0 and $7,095, respectively, for expense reimbursements that FS Investments or FS/EIG Advisor agreed to pay. During the nine months ended months ended September 30, 2018 and 2017, we accrued $0 and $25,315, respectively, for expense reimbursements. Under the expense reimbursement agreement and the FS/EIG expense reimbursement agreement, amounts reimbursed to us by FS Investments or FS/EIG Advisor, respectively, may become subject to repayment by us in the future. During the three months ended September 30, 2018 and 2017, we did not accrue any expense recoupments payable to FS Advisor or its affiliates. During the nine months ended September 30, 2018 and 2017, we accrued and paid $0 and $2,858, respectively, of expense recoupments to FS Advisor or its affiliates. See “—Overview—Expenses” for a discussion of the expense reimbursement agreement and the FS/EIG expense reimbursement agreement, each of which has been terminated.
Net Investment Income
Our net investment income totaled $41,326 ($0.09 per share) and $70,027 ($0.16 per share) for the three months ended September 30, 2018 and 2017, respectively, and $139,631 ($0.32 per share) and $220,441 ($0.50 per share) for the nine months ended September 30, 2018 and 2017. The decrease in net investment income for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 can be attributed primarily to a decrease in investment income and an increase in interest expense.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2018 and 2017, were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$(5,694)	$6,211	$(84,138)	$(70,244)
Net realized gain (loss) on foreign currency	—	—	—	1
Total net realized gain (loss)	$(5,694)	$6,211	$(84,138)	$(70,243)

(1)
We sold investments and received principal repayments of  $194,710 and $79,368, respectively, during the three months ended September 30, 2018 and $306,350 and $3,918, respectively, during the three months ended September 30, 2017. We sold investments and received principal repayments of  $1,151,278 and $421,366, respectively, during the nine months ended September 30, 2018 and $531,736 and $549,613, respectively, during the nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments and foreign currency for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$51,662	$(7,263)	$79,495	$(168,614)
Net change in unrealized appreciation (depreciation) on foreign currency	1	(1)	21	51
Total net change in unrealized appreciation (depreciation)	$51,663	$(7,264)	$79,516	$(168,563)

During the three months ended September 30, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our broadly syndicated and directly originated investments. During the nine months ended September 30, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our broadly syndicated and directly originated investments and the conversion of unrealized depreciation to realized losses. During the three and nine months ended September 30, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $87,295 ($0.20 per share) and $68,974 ($0.16 per share), respectively. For the nine months ended September 30, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $135,009 ($0.31 per share) and $(18,365) ($(0.04) per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2018, we had $350,753 in cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $413,333 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2018, we also had broadly syndicated investments that could be sold to create additional liquidity. As of September 30, 2018, we had nine senior secured loan investments with aggregate unfunded commitments of  $107,271 and two equity/other investments with aggregate unfunded commitments of  $2,754. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2018:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	September 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	206,667	413,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,131,667	$413,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of September 30, 2018, the fair value of the Senior Secured Notes was approximately $510,625.

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
The following table reflects the cash distributions per share that we have declared and paid on our common shares during the nine months ended September 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.17713	$77,984
June 30, 2017	0.17713	78,374
September 30, 2017	0.17713	78,115
Total	$0.53138	$234,473
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
September 30, 2018	0.12500	54,724
Total	$0.37500	$164,358

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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these similar agreements with FS Advisor and FS/EIG Advisor during the nine months ended September 30, 2018 and 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtness at September 30, 2018 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Goldman Facility(2)	September 15, 2019	$425,000	$425,000	—	—	—
JPMorgan Facility(3)	February 16, 2023	$206,667	—	—	$206,667	—
Senior Secured Notes(2)	August 15, 2023	$500,000	—	—	$500,000	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2018, no amounts remained unused under the financing arrangement.

(3)
At September 30, 2018, $413,333 remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 37.4% of our portfolio investments (based on fair value) paid variable interest rates, 41.4% paid fixed interest rates, 10.5% were income producing equity/other investments and the remainder (10.7%) consisted of non-income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of each credit facility and financing arrangement, all credit facilities and financing arrangements, with the exception of the Senior Secured Notes, borrow at a floating rate based on a benchmark interest rate. Under the indenture governing the Senior Secured Notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2018 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(13,204)	$(6,056)	$(7,148)	(2.8)%
No change	—	—	—	—
Up 100 basis points	$12,877	$5,767	$7,110	2.8%
Up 300 basis points	$38,630	$17,302	$21,328	8.5%
Up 500 basis points	$64,383	$28,836	$35,547	14.1%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of common shares during the three months ended September 30, 2018 pursuant to our share repurchase program and de minimis account liquidation.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	5,214,091	$6.60	5,214,091	(1)
August 1, 2018 to August 31, 2018	—	—	—	—
September 1, 2018 to September 30, 2018	—	—	—	—
Total	5,214,091	$6.60	5,214,091	(1)

(1)
The maximum number of common shares available for repurchase pursuant to our share repurchase program on July 2, 2018 was 11,064,273. A description of the maximum number of common shares that may be repurchased under our share repurchase program and a description of the de minimis account liquidation are set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program and de minimis account liquidation.
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

10.48	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.49	Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)

10.50	Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.51	Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.52	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.53	Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.54	First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 1, 2015.)
10.55	Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.56	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.57	Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.58	Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.59	Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.60	Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.61	Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.62	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)

10.63	First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.64	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 25, 2017.)
10.65	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.66	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.67	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.68	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2018.
FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)