Form 10-K
period 2018-12-31
FS Energy & Power Fund
filed 2019-03-21
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Registrant’s telephone number, including area code: (215) 495-1150

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒.
There is no established market for the Registrant’s common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $6.10 per share.
There were 438,408,254 shares of the Registrant’s common shares of beneficial interest outstanding as of March 21, 2019.
Documents Incorporated by Reference
None.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.
Item 1.
Business.

FS Energy and Power Fund, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, we had total assets of approximately $3.9 billion.
We are managed by FS/EIG Advisor, LLC, or FS/EIG Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. FS/EIG Advisor oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. GSO Capital Partners LP, or GSO, resigned as our investment sub-adviser and terminated the investment sub-advisory agreement, dated April 28, 2011, or the investment sub-advisory agreement, that FS Investment Advisor, LLC, or FS Advisor, had entered into with GSO, effective April 9, 2018. In connection with GSO’s resignation as investment sub-adviser to us, on April 9, 2018, we entered into a new investment advisory and administrative services agreement, or the FS/EIG investment advisory agreement, with FS/EIG Advisor, pursuant to which FS/EIG Advisor acts as investment adviser to us. The FS/EIG investment advisory agreement replaced the investment advisory and administrative services agreement, dated April 28, 2011, as amended by the first amendment to the investment advisory and administrative services agreement, dated August 10, 2012, or the FS Advisor investment advisory agreement, by and between us and FS Advisor.
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our ‘‘Energy Investment Universe’’ as follows:
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

Our investment objectives are to generate current income and long-term capital appreciation. We seek to meet our investment objectives by:
•
utilizing the experience and expertise of FS/EIG Advisor in sourcing, evaluating and structuring transactions;

•
employing a conservative investment approach focused on current income and long-term investment performance;

•
focusing primarily on debt or debt-like investments, such as structured preferred equity investments, in a broad array of private Energy companies within the United States;

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

Our portfolio is comprised primarily of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards senior secured debt and directly originated preferred equity investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our preferred equity investments are mostly directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps and credit default swaps. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or other more opportunistic investments. We expect that the size of our individual investments will generally range between $10 million and $250 million each, although investments may vary proportionately as amounts available for investment change and the size of our capital base changes and will ultimately be at the discretion of FS/EIG Advisor, subject to oversight by our board of trustees.
To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure and approval requirements are met.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation (now FS KKR Capital Corp.), FS Investment Corporation II, FS Investment Corporation III, FS Investment Corporation IV, and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, our board of trustees authorized and directed that we (i) withdraw from the Order, except with respect to any transaction in which we participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits us to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.
For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”
About FS/EIG Advisor
FS/EIG Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. FS/EIG Advisor is jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and EIG Asset Management, LLC, or EIG. Our chairman and chief executive officer, Michael C. Forman, serves as FS/EIG Advisor’s chairman and chief executive officer, and William C. Sonneborn, our president, serves as FS/EIG Advisor’s president.
FS/EIG Advisor’s management team has significant experience investing in the energy markets, including private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by personnel of FS Investments, EIG and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS/EIG Advisor’s management team, will allow FS/EIG Advisor to successfully execute our investment strategies.
Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the FS/EIG investment advisory agreement, will review such agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor protection, education and transparency.
FS Investments is headquartered in Philadelphia with offices in New York, NY, Orlando, FL and Washington, D.C. The firm had approximately $23 billion in assets under management as of December 31, 2018.
About EIG
EIG Global Energy Partners specializes in private investments in energy and energy-related infrastructure on a global basis and had $22.2 billion under management as of December 31, 2018. During its 37-year history, EIG has been one of the leading providers of institutional capital to the global energy industry, providing financing solutions across the balance sheet for companies and projects in the oil and gas, midstream, infrastructure, power and renewables sectors globally. EIG has committed over $30.2 billion in 345 portfolio investments in 36 countries on six continents. EIG is headquartered in Washington, D.C., with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For more information, please visit www.eigpartners.com.
Potential Market Opportunity
FS/EIG Advisor believes there are a number of long-term trends in the Energy industry in the United States and globally that make it a particularly compelling sector for investment. Due to growing demand for energy, technological improvements and a general movement towards more modern, environmentally friendly forms of Energy, the world is producing and consuming energy in new ways. FS/EIG Advisor believes that global energy and energy-related infrastructure markets are in a period of dynamic change and that fundamental shifts in global supply and demand have created, and will continue to create, investment opportunities across the entire Energy value chain, from the wellhead to intermediary infrastructure required to bring supply to market, and to infrastructure required by power and other end-use markets, among other sources.
Characteristics of and Risks Related to Investments in Private Companies
We invest primarily in income-oriented securities of privately-held Energy companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market, and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS/EIG Advisor or EIG to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.
Investment Strategy
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. In accordance with the best interests of our shareholders, FS/EIG Advisor monitors our targeted investment mix as economic conditions evolve.

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:
•
Deeply-rooted asset value.   We seek to invest in companies that have significant asset value rather than speculative investments that rely solely on rising energy commodity prices, exploratory drilling success or factors beyond the control of a portfolio company. We focus on companies that have strong potential for enhancing asset value through factors within their control, such as operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. We expect such investments to have significant collateral coverage and downside protection irrespective of the broader economy.

•
Defensible market positions.   We seek to invest in companies that have developed strong positions within their sector and exhibit the potential to maintain sufficient cash flows and profitability to service our investments in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•
Proven management teams.   We focus on companies that have experienced management teams with an established track record of success. We typically require our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.

•
Commodity price management.   We seek to invest in companies that appropriately manage their commodity price exposure through the use of hedging arrangements and other contracts and instruments that seek to minimize the company’s exposure to significant commodity price volatility.

•
Allocation among various issuers and sub-sectors.   We seek to allocate our portfolio broadly among issuers and certain sectors within the Energy industry, thereby attempting to reduce the risk of a downturn in any one company or sector having a disproportionate adverse impact on the value of our portfolio

In addition, since the JV Effective Date, the EIG Order has permitted us to participate in co-investment transactions with certain other EIG advised funds. We believe that the ability to participate in co-investment transactions with other funds managed by EIG permits us to participate in a broader range of, and allocate a higher percentage of our portfolio to secured, directly negotiated investments that span the upstream, midstream, power/renewables, and infrastructure sectors.
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Global Platform with Seasoned Investment Professionals.
We believe that the breadth and depth of the experience of FS/EIG Advisor’s management team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provides us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities.
Long-term Investment Horizon.
Our long-term investment horizon gives us great flexibility for pursuing transactions, which we believe allows us to maximize returns on our investments. Unlike private equity and venture capital funds, we are not required to return capital to our shareholders once we exit a portfolio investment. Such funds typically can only be invested once and capital must be returned to investors after a specific time period. These provisions often force private equity and venture capital funds to seek liquidity events, including initial public offerings, mergers or recapitalizations, more quickly than they otherwise might, potentially resulting in a lower return to investors. We believe that freedom from such capital return requirements, which allows us to invest using a longer term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.
Disciplined, Income-Oriented Investment Philosophy.
FS/EIG Advisor employs an investment approach focused on current income and long-term investment performance. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment Expertise Across All Levels of the Corporate Capital Structure.
FS/EIG Advisor believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for positive returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. In addition, we seek to leverage this broad-ranging capability to enable us to provide Energy companies with financing that most closely aligns with their particular capital needs. We believe that such flexibility is valuable to Energy companies and provides us with an advantage over other capital providers that are more limited in the securities in which they invest.
Energy Specialists with In-House Technical Expertise
The energy industry expertise and experience of the investment personnel of FS/EIG Advisor continues to represent a competitive advantage for us relative to other Energy company capital providers. We believe it is important to have experience investing throughout multiple business and commodity cycles and maintain extensive technical capabilities due to the complexities in the underlying businesses. Focusing on providing capital to Energy projects and companies since 1982, EIG has employed investment professionals and engineers with significant industry experience and maintains one of the longest continuous track records of any institutional investor in the industry. FS/EIG Advisor leverages this experience as it makes investment decisions. We further believe that we are a desirable partner for Energy companies because we have specialized knowledge of the economic, regulatory, and stakeholder considerations faced by them.
Investment Sourcing Capabilities
We believe that the experience, technical expertise, depth and continuity of the FS/EIG Advisor’s team are key differentiators for us relative to our competitors. We believe that FS/EIG Advisor’s substantial in-house technical expertise and recognized brand name in the Energy industry provide a competitive advantage in sourcing, analyzing and executing Energy, resource and related infrastructure projects, as FS/EIG Advisor is typically able to make independent evaluations of investment opportunities without significant reliance on third-party consultants.
Operating and Regulatory Structure
Our investment activities are managed by FS/EIG Advisor and supervised by our board of trustees, a majority of whom are independent. Under the FS/EIG investment advisory agreement, we have agreed to pay FS/EIG Advisor an annual base management fee based on the average weekly value of our gross assets during the most recently completed calendar quarter as well as an incentive fee based on our performance. See “See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FS/EIG Advisor.
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
Pursuant to the FS/EIG investment advisory agreement, we reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG Advisor. We reimburse FS/EIG Advisor no less than quarterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
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
As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.
Investment Types
Our portfolio is comprised primarily of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards secured debt and directly originated preferred equity investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our preferred equity investments are mostly directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.

Historically, we have focused on the following investment categories: (i) direct originations and (ii) broadly syndicated investments. Going forward, FS/EIG Advisor intends to continue to rebalance our portfolio from syndicated investments into mostly directly originated investments.
Senior secured debt
Senior secured debt is situated at the top of the capital structure. Because this debt has priority in payment, it typically carries the lowest risk among all investments in a company. Generally, senior secured debt in which we invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior secured debt may also include second lien debt, which is granted a second priority security interest in the assets of the borrower, meaning that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid, and the value of the collateral may not be enough to repay in full both first lien secured debt and second lien secured debt. Generally, we expect that the variable interest rate on our first lien debt will typically range between 4.0% and 9.0% over a standard benchmark, such as the prime rate or LIBOR. We expect that the variable interest rate on second lien debt will range between 6.0% and 12.0% over a standard benchmark. In addition, we may receive additional returns from any yield enhancements we receive in connection with these investments.
Unsecured debt
In addition to senior secured debt, we may invest a portion of our assets in unsecured debt. Unsecured debt is effectively subordinated to first lien and second lien secured debt to the extent of the collateral securing such debt, but is senior to preferred equity and common equity in the capital structure. In return for its junior status compared to first lien and second lien secured debt, unsecured debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants or other yield enhancements, enabling the investor to participate in the capital appreciation of the borrower. Where warrants are received, they typically require only a nominal cost to exercise. We intend to generally target unsecured debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, unsecured debt investments have maturities of five to ten years. In normalized markets, we expect these securities to carry a fixed rate or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants or other yield enhancements we receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
Preferred equity
Preferred equity typically includes a stated value or liquidation preference that is contractually senior to common equity, and may include a dividend or yield feature. Holders of preferred equity can be entitled to a wide range of voting and other rights, depending on the structure of each security. Preferred equity can also include a conversion feature whereby the securities convert into common stock based on established parameters according to set ratios. We seek to invest in primarily income-oriented equity securities of Energy companies in a manner consistent with our status as a BDC. Going forward, FS/EIG Advisor intends to focus on preferred equity securities that are directly originated.
Other equity securities
We may also invest in other equity securities which are typically subordinated to all other securities within the capital structure and do not have a stated maturity. As compared to more senior securities, equity interests have greater risk exposure, but also have the potential to provide a higher return.
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
Non-U.S. securities
We may invest in non-U.S. securities, including securities of companies in emerging markets, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.
Other securities
We may also invest from time to time in derivatives, such as total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities. Any use of derivatives may subject us to additional risks. See “Risk Factors—Risks Related to Our Investments—We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.”
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

Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
Affirmative Covenants
Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.
Negative Covenants
Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.
Investment Process
The investment professionals supporting FS/EIG Advisor have spent their careers developing the experience necessary to invest in private companies. Our current transaction process is highlighted below.
Our Transaction Process
Screening
The relationships of FS/EIG Advisor and its affiliates provide us with access to a robust and established pipeline of investment opportunities from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices. In addition, personnel of FS/EIG Advisor have long-standing personal contacts within the Energy industry who provide us with additional opportunities for directly originated investments. Similarly, substantial in-house technical expertise and recognized brand name in the Energy industry of FS/EIG Advisor and its affiliates provide a competitive advantage in sourcing, analyzing and executing energy, resource and related infrastructure projects, as FS/EIG Advisor is typically able to make independent evaluations of investment opportunities without significant reliance on third-party consultants. Once a potential investment has been identified, FS/EIG Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Due diligence
Our due diligence process will typically involve: (i) evaluation of the proposed investment consistent with our investment criteria; (ii) meetings with project sponsors and management; (iii) a review of technical feasibility; (iv) a preliminary review of key project contracts; and (v) an analysis of fundamental project economics.
Structure iterations and feedback
If a potential investment passes the initial review process, the investment team then negotiates preliminary terms with the potential portfolio company. We seek to maintain flexibility in structuring the form of investments and utilize this flexibility to provide tailor-made financing solutions.
Recommendation and approval process
At an advanced stage of the due diligence process, the deal team will prepare a draft investment recommendation, which is circulated internally for peer review, a process that allows select investment professionals of FS/EIG Advisor and its affiliates who are not directly involved in the transaction to review independently the merits of the investment. A final investment recommendation is submitted to the FS/EIG Advisor investment committee for review and approval. Each investment must be approved by the FS/EIG Advisor investment committee.
Execution
Once the FS/EIG Advisor investment committee has determined that the portfolio company is suitable for investment, FS/EIG Advisor works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.
Post-investment monitoring
Portfolio monitoring.   FS/EIG Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FS/EIG Advisor works closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body. We believe that close contact with management, efficient flow of information and ongoing analysis form the basis of the monitoring process.
Typically, FS/EIG Advisor receives financial reports that may detail information such as operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FS/EIG Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
Valuation Process.   Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FS/EIG Advisor and any other professionals or materials that our board of trustees deems relevant, including independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Managerial Assistance.   As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FS/EIG Advisor will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FS/EIG Advisor, will retain any fees paid for such assistance.
Financing Arrangements
To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but in no event may leverage employed exceed the maximum amount permitted by the 1940 Act. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

Regulation
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our trustees be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities,” which the 1940 Act defines as the lesser of  (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.
We will generally not be able to issue and sell our common shares at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may seek the approval of our shareholders to issue shares of our common shares at a price below the then current net asset value per share for a twelve month period following shareholder approval. In addition, we may generally issue new shares of our common share at a price below net asset value per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. The EIG Order permits us to co-invest in privately negotiated investment transactions with private funds managed by EIG or its affiliates.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
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
Temporary Investments
Pending investment in other types of  “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below) in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FS/EIG Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of shares senior to our common shares if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

Code of Ethics
We and FS/EIG Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Shareholders may read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, at 100 F Street, N.E, Washington, D.C. 20549.
Compliance Policies and Procedures
We and FS/EIG Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of FS/EIG Advisor are responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to FS/EIG Advisor. The proxy voting policies and procedures of FS/EIG Advisor are set forth below. The guidelines are reviewed periodically by FS/EIG Advisor and our non-interested trustees, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, FS/EIG Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies for the investment advisory clients of FS/EIG Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
Personnel of FS/EIG Advisor and its affiliates will vote proxies relating to our securities in the best interest of its clients. Such personnel will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although FS/EIG Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions are made by the senior personnel of FS/EIG Advisor and its affiliates who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FS/EIG Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Shareholders may obtain information, without charge, regarding how FS/EIG Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.
Other
We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
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
Taxation as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.
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

•
derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

•
diversify our holdings so that at the end of each quarter of the tax year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.

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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
To satisfy the Diversification Tests at the close of each quarter of our tax year, we will generally have invested no more than 25% of the value of our total assets in MLPs and certain other “qualified publicly traded partnerships”. As a limited partner in the MLPs in which we seek to invest, we will be deemed to have received our share of income, gains, losses, deductions, and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. The percentage of an MLP’s income and gains which is offset by tax deductions, losses and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our investment company taxable income that we are required to distribute to shareholders to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement or to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and become subject to corporate-level U.S. federal income tax. We may also recognize for U.S. federal income tax purposes gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed (or deemed distributed) in order to avoid liability for corporate-level U.S. federal income taxes on such gain.
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

Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FS/EIG Advisor’s senior management team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the presidential administration. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”
Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”
Employees
We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FS/EIG Advisor (or its affiliates), which manages and oversees our investment operations. In the future, FS/EIG Advisor may retain additional investment personnel based upon its needs.
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
Shareholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. Shareholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. Shareholders may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

Item 1A.
Risk Factors.

Investing in our common shares involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common shares. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.
Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.
From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.
While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our independent trustees. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
Uncertainty with respect to the financial stability of the United States and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.
Future economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Risks Related to Our Business and Structure
Our board of trustees may change our investment policy by providing our shareholders with 60 days’ prior notice, or may modify or waive our current operating policies and strategy without prior notice or shareholder approval, the effects of which may be adverse.
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may be changed by our board of trustees if we provide our shareholders with at least 60 days’ prior notice. In addition, our board of trustees has the authority to modify or waive our current operating policies, investment criteria and strategy without prior notice and without shareholder approval. We cannot predict the effect any changes to our investment policy, current operating policies, investment criteria and strategy would have on our business, net asset value, operating results and the value of our common shares. However, the effects might be adverse, which could negatively impact our ability to pay distributions to shareholders and cause shareholders to lose all or part of their investment. Finally, because our common shares are not expected to be listed on a national securities exchange for the foreseeable future, shareholders will be limited in their ability to sell their common shares in response to any changes in our investment policy, operating policies, investment criteria or strategy.
Our ability to achieve our investment objectives depends on FS/EIG Advisor’s ability to manage and support our investment process. If our agreement with FS/EIG Advisor were to be terminated, or if FS/EIG Advisor were to lose certain members of its investment team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FS/EIG Advisor. FS/EIG Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of FS/EIG Advisor, as well as its investment team. The departure of certain members of FS/EIG Advisor’s investment team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on FS/EIG Advisor’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FS/EIG Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FS/EIG Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FS/EIG Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the FS/EIG investment advisory agreement, has termination provisions that allow the parties to terminate the agreement without penalty. The FS/EIG investment advisory agreement may be terminated at any time, without penalty, by FS/EIG Advisor, upon 60 days’ written notice to us. If the FS/EIG investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace

FS/EIG Advisor. Furthermore, the termination of the FS/EIG investment advisory agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business, financial condition and results of operations.
FS/EIG Advisor is a recently-formed investment adviser with a limited track record of acting as an investment adviser to a BDC, and any failure by FS/EIG Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
FS/EIG Advisor is a recently-formed investment adviser jointly operated by an affiliate of FS and EIG and has limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. FS/EIG Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder FS/EIG Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. The track records and achievements of affiliates of, and funds advised or managed by, FS or EIG are not necessarily indicative of the future results FS/EIG Advisor will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS and EIG have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
Because our business model depends to a significant extent upon relationships with issuers, private equity sponsors, investment banks and commercial banks, the inability of FS/EIG Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
If FS/EIG Advisor fails to maintain its existing relationships with issuers, private equity sponsors, investment banks and commercial banks on which it relies to provide us with potential investment opportunities or develop new relationships with other issuers, sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FS/EIG Advisor has relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Our financial condition and results of operations depend on our ability to manage future growth effectively.
Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.
Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of FS/EIG Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FS/EIG Advisor’s investment committee have substantial responsibilities in connection with their roles at FS, EIG and the other entities affiliated with FS and EIG, as well as responsibilities under the FS/EIG investment advisory agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grows, may distract them or slow the rate of investment. In order to grow, FS/EIG Advisor will need to hire, train, supervise, manage and retain new personnel. However, we cannot assure you that FS/EIG Advisor will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, hedge funds and collateralized loan obligation, or CLO, funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the presidential administration may increase the number of middle-market investors. As a result of these new entrants, competition for investment opportunities in middle-market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the market for investments in middle market private U.S. companies currently being underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by or under the direction of our board of trustees. There is not a public market for the securities of certain of the companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of trustees. Our board of trustees has delegated day-to-day responsibility for implementing our valuation policy to FS/EIG Advisor’s management team, and has authorized FS/EIG Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of trustees.
Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.
There is a risk that investors in our common shares may not receive distributions or that our distributions may not grow over time.
We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of trustees and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of trustees may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”
Our distribution proceeds have exceeded and in the future may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to shareholders, which will lower their tax basis in their common shares.
We may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in their common shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FS/EIG Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder’s cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold.
Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.
We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our common shares, could also have a material adverse effect on our business, financial condition and results of operations. In addition, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FS/EIG Advisor to other types of investments in which FS/EIG Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a shareholder’s investment.
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
We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting are or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission (CFTC) and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
The presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our shareholders.
Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization to include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.
Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investment companies and business development companies. While the December 2015 rule appears not to be moving toward adoption, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.
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

Risks Related to FS/EIG Advisor and its Respective Affiliates
There may be conflicts of interest related to obligations FS/EIG Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS/EIG Advisor also serve in similar capacities for the investment advisers to the other funds in the Fund Complex, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/EIG Advisor to manage our day-to-day activities and to implement our investment strategy. FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FS/EIG Advisor and its employees will devote only as much of its or their time to our business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
FS/EIG Advisor and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
FS/EIG Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment. In addition, the decision to utilize leverage has increased our assets and, as a result, has increased the amount of base management fees payable to FS/EIG Advisor.
We may be obligated to pay FS/EIG Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
The FS/EIG investment advisory agreement entitles FS/EIG Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FS/EIG Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FS/EIG Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
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

The time and resources that individuals employed by FS/EIG Advisor devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FS/EIG Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither FS/EIG Advisor nor persons providing services to us on behalf of FS/EIG Advisor are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. For example, FS Energy Advisor, LLC, an affiliate of FS Advisor, manages FS Energy Total Return Fund, an interval fund with an investment strategy that focuses on investing 80% of its total assets in natural resource companies. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
Our incentive fee may induce FS/EIG Advisor to make, and EIG to recommend, speculative investments.
The incentive fee payable by us to FS/EIG Advisor may create an incentive for it to enter into investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FS/EIG Advisor is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage FS/EIG Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common shares. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since EIG will receive a portion of the advisory fees paid to FS/EIG Advisor, EIG may have an incentive to recommend investments that are riskier or more speculative.
FS/EIG Advisor’s liability is limited under the FS/EIG investment advisory agreement, and we are required to indemnify FS/EIG Advisor against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FS/EIG Advisor will not be liable to us for their acts under the FS/EIG investment advisory agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FS/EIG Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FS/EIG Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FS/EIG Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the FS/EIG investment advisory agreement. These protections may lead FS/EIG Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks Related to Business Development Companies
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

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
As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our shares at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our shareholders and our independent trustees. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities and may reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
We expect to continue to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and as a result could cause us to be subject to corporate-level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Similarly, pursuant to the EIG Order we are permitted to participate in co-investment transactions with certain other EIG advised funds. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FS Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must make distributions to our shareholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred shares, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred shares. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and sub-sectors and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments in senior and unsecured debt, select equity investments and other investments issued by private Energy companies may be risky.
Senior Debt.   There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. In addition, second lien secured loans are granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay first lien secured loans in full before second lien secured loans are paid. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the senior debt’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.
Unsecured Debt.   Our unsecured debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our unsecured debt investments, such investments will be of greater risk than amortizing loans.
Equity and Equity-Related Investments.   We expect to make select equity investments in income-oriented preferred or common equity interests, which may include interests in MLPs. In addition, when we invest in senior secured loans and notes or unsecured debt, we may acquire warrants to purchase equity securities. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Net Profits Interests, Royalty Interests or VPPs.   We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production, or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. We will not have any operational control over these investments and our receipt of payments is contingent on the producer’s ability to meet its supply obligations, which can make these types of investments highly speculative.
Non-U.S. Securities.   We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.
In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.
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
If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.
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
Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
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

•
have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

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
Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for shares or the cash value of the shares. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire which grant us the right to sell our equity securities back to the portfolio company for the consideration provided in our investment documents if the issuer is in financial distress.
An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.
Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS/EIG Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, or receive timely information, we may not make a fully informed investment decision, and we may lose money on our investments.
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

•
An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases FS/EIG Advisor’s future base management fees which, thus, increases FS/EIG Advisor’s future income incentive fees at a compounding rate;

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

•
Recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;

•
The required recognition of PIK interest for U.S federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income, income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and

•
Original issue discount may create a risk of non-refundable cash payments to FS/EIG Advisor based on non-cash accruals that may never be realized.

We may from time to time enter into total return swaps, credit default swaps, fixed priced swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, commodity risk, liquidity risk and other risks similar to those associated with the use of leverage.
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
A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.
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
A fixed price swap is a contract between two parties in which settlements are made at a specified time based on the difference between the fixed priced specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, one party receives an amount from the second party based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, one party pays the second party an amount based on the price difference multiplied by the volume.
A fixed price swap is subject to commodity risk of the underlying commodity. If we are purchasing fixed price swaps for oil, there is a risk the fixed price we paid to enter the contract for oil will be more than the price of oil at the specified settlement date, and we will owe the counterparty the difference in price multiplied by the volume of the contracted volume.

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
Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing.”
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
Because our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies, our portfolio will not be well allocated among various industries.
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
Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in Energy companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, it is likely that our portfolio companies’ abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is likely that our portfolio companies’ cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on certain of our investments.
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
Energy companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, disruption of operations, mining, drilling or installation accidents, inability to timely and effectively integrate newly acquired assets, unanticipated operation and maintenance expenses, lack of proper asset integrity, underestimated cost projections, inability to renew or increased costs of rights of way, failure to obtain the necessary permits to operate and failure of third-party contractors to perform their contractual obligations. Thus, some Energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.
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
The operations of Energy companies in which we may invest are subject to many hazards inherent in the transporting, processing, storing, distributing, mining, generating or marketing of natural gas, natural gas liquids, crude oil, coal, refined products, power or other commodities, or in the exploring, managing or producing of such commodities, including: damage to pipelines, storage tanks, vessels or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism; inadvertent damage from construction or other equipment; leaks of natural gas, natural gas liquids, crude oil, refined products or other commodities; cyber attacks; and fires and explosions. Further, since the September 11th terrorist attacks, the U.S. government has issued warnings that energy assets and facilities, specifically U.S. pipeline infrastructure, may be targeted in future terrorist attacks. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in the curtailment or suspension of their related operations. Not all Energy companies are fully insured against all risks inherent to their businesses. If a significant accident or event occurs that is not fully insured, it could adversely affect the Energy company’s operations and financial condition. In addition, any increased governmental regulation to mitigate such risks (including regulations related to recent oil spills or hydraulic fracturing), could increase insurance premiums and other operating costs for Energy companies in which we may invest.

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
Certain Energy companies in which we may invest are dependent on their parents or sponsors for a majority of their revenues. Any failure by an Energy company’s parent or sponsor to satisfy its payments or obligations would impact the Energy company’s revenues and cash flows and ability to make debt service payments and/or distributions.
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
Risks Related to Our Investments in MLPs
An investment in MLP units involves certain risks which differ from an investment in the common stock of a corporation. Holders of MLP units have limited control and voting rights on matters affecting the partnership. In addition, there are certain tax risks associated with an investment in MLP units. See “—Risks Related to U.S. Federal Income Tax.”
An MLP’s cash flow, and consequently its distributions, are subject to operational and general energy industry risks, which may result in disparate quarterly distributions.
A portion of the cash flow received by us may be derived from investments in the equity securities of MLPs. The amount of cash that an MLP has available for distributions and the tax character of such distributions depend upon the amount of cash generated by the MLP’s operations. Cash available for distribution will vary from quarter to quarter and is largely dependent on factors affecting the MLP’s operations and factors affecting the Energy industry in general. In addition to the risk factors described above, other factors which may reduce the amount of cash an MLP has available for distribution in a given quarter include increased operating costs, maintenance capital expenditures, acquisition costs, expansion, construction or exploration costs and borrowing costs.
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
MLPs are not subject to tax at the partnership level. Rather, each partner is allocated a share of the MLP’s income, gains, losses, deductions, and expenses. A change in current tax law, or a change in the underlying business of a given MLP could result in the MLP being treated as a corporation for U.S. federal tax purposes, which would result in such MLP being required to pay U.S. federal income tax on its taxable income. Such treatment also would have the effect of reducing the amount of cash available for distribution by the affected MLP.
Our investments in MLPs may be subject to additional fees and expenses, including management and incentive fees, and, as a result, our investments in MLPs may achieve a lower rate of return than our other investments.
MLPs are subject to additional fees, some of which are paid regardless of the performance of its assets. We will pay certain management fees to the adviser entity of any MLP in which we invest. FS/EIG Advisor will also earn its base management fee from us based on our gross assets, including our investment in any such MLP; therefore, we will be paying both FS/EIG Advisor’s base management fee and any management fees charged by an MLP. As a result, our investment returns attributable to MLPs in which we invest may be lower than other investments we select. In addition, because the fees received by an MLP adviser are typically based on the managed assets of the MLP, including the proceeds of any leverage it may incur, the MLP adviser has a financial incentive to utilize leverage, which may create a conflict of interest between the MLP adviser and us as a shareholder in the MLP.
Risks Related to Debt Financing
We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.
Borrowings and other types of financing, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. Our and our special-purpose financing subsidiaries’ lenders and debt holders have fixed dollar claims on our and their assets that are superior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of consolidated interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique.
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

Our or our subsidiaries’ failure to comply with the covenants set forth in the financing arrangements could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of our financing arrangements.
If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the net asset value attributable to our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FS/EIG Advisor.
Illustration.   The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4,187,784 in total average assets, (ii) a weighted average cost of funds of 6.68%, (iii) $1,545,000 in borrowings outstanding (i.e., assumes that the full $413,333 available to us as of December 31, 2018 under our financing arrangements as of such date is outstanding), and (iv) $2,642,784 in average shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	-19.75%	-11.83%	-3.90%	4.02%	11.94%
Similarly, assuming (i) approximately $4,187,784 in total average assets, (ii) a weighted average cost of funds of approximately 6.68% and (iii) $1,545,000 in borrowings outstanding (i.e., assumes that the full $413,333 available to us as of December 31, 2018 under the financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.46% in order to cover the annual interest payments on our outstanding borrowings.
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
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
In July 2017, the head of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.
Furthermore, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FS/EIG Advisor with respect to pre-incentive fee net investment income.
The Small Business Credit Availability Act, or the SBCA Act, allows us to incur additional leverage.
On March 23, 2018, the SBCA Act became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in the Section 57(o) of the 1940 Act, of our board of trustees or (2) a majority of votes cast at a special or annual meeting of our shareholders.
Risks Related to U.S. Federal Income Tax
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”
•
The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our shareholders each tax year, dividends of an amount at least equal to the sum of 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, determined without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•
The income source requirement will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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
Our ability to meet our investment objectives will depend on the level of taxable income and distributions and dividends we receive from the MLPs and other Energy company securities in which we may invest, a factor over which we have no control. The benefit we derive from an investment in MLPs is largely dependent on the MLPs being treated as partnerships for U.S. federal income tax purposes. As a partnership, an MLP has no tax liability at the entity level. If, as a result of a change in current law or a change in an MLP’s business, an MLP is treated as a corporation for U.S. federal income tax purposes, such MLP would be obligated to pay U.S. federal income tax on its income at the corporate tax rate. If an MLP were classified as a corporation for U.S. federal income tax purposes, the amount of cash available for distribution would be reduced and distributions received by us would be taxed under U.S. federal income tax laws applicable to corporate distributions (as dividend income, return of capital or capital gain). Therefore, treatment of an MLP as a corporation for U.S. federal income tax purposes would result in a reduction in the after-tax return to us, likely causing a reduction in the value of our common shares. In addition, if we receive a Schedule K-1 from an MLP after having mailed a Form 1099-DIV to our shareholders, and our estimates with respect to the applicable MLP are determined to have been materially incorrect, we may be required to mail an amended Form 1099-DIV to our shareholders.
We may be adversely affected if an MLP or other non-corporate business structure in which we invest is unable to take advantage of certain tax deductions for U.S. federal income tax purposes and our income from investments in MLPs may exceed the cash received from such investments.
As a limited partner in the MLPs in which we seek to invest, we will receive our share of income, gains, losses, deductions and credits from those MLPs. Historically, a significant portion of income from MLPs has been offset by tax deductions. As a result, this income has been significantly lower than cash distributions paid by MLPs. We will incur a current tax liability on our share of an MLP’s income and gains that is not offset by tax deductions, losses, and credits, or our net operating loss carryforwards, if any. The percentage of an MLP’s income and gains which is offset by tax deductions, losses, and credits will fluctuate over time for various reasons. A significant slowdown in acquisition activity or capital spending by MLPs held in our portfolio could result in a reduction of accelerated depreciation generated by new acquisitions, which may result in an increase in our net ordinary income that we are required to distribute to shareholders to maintain our status as a RIC and to eliminate our liability for U.S. federal income tax. If our income from our investments in MLPs exceeds the cash distributions received from such investments, we may need to obtain cash from other sources in order to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and become subject to corporate-level federal income tax. We may also recognize gain in excess of cash proceeds upon the sale of an interest in an MLP. Any such gain may need to be distributed or deemed distributed in order to avoid liability for corporate-level federal income taxes on such gain.
Our portfolio investments may present special tax issues.
Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business—Taxation as a RIC.”
Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.
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
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” for a detailed description of our share repurchase program.
We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her common shares.
A liquidity event could include (1) a listing of our common shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, or (3) a merger or another transaction approved by our board of trustees in which our shareholders likely will receive cash or shares of a publicly-traded company, including potentially a company that is an affiliate of us. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s common shares will be limited to our share repurchase program, which we have no obligation to maintain.
Only a limited number of common shares may be repurchased pursuant to our share repurchase program and, to the extent shareholders are able to sell their common shares under our share repurchase program, shareholders may not be able to recover the amount of their investment in those shares.
Our share repurchase program includes numerous restrictions that limit shareholders’ ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we intend to limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of  $5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to repurchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
In addition, our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase common shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell common shares promptly or at a desired price.
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
A shareholder’s interest in us will be diluted if we issue additional common shares, which could reduce the overall value of an investment in us.
Our investors do not have preemptive rights to any common shares we issue in the future. Our declaration of trust authorizes us to issue 700,000,000 common shares. Pursuant to our declaration of trust, a majority of our entire board of trustees may amend our declaration of trust to increase the number of authorized common shares without shareholder approval. After an investor purchases common shares, our board of trustees may elect to sell additional common shares in the future, issue equity interests in private offerings or issue share-based awards to our independent trustees or employees of FS/EIG Advisor. To the extent we issue additional equity interests after an investor purchases our common shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of their common shares.
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
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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
Set forth below is a chart describing the classes of our securities outstanding as of March 21, 2019:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	700,000,000	—	438,408,254
As of March 21, 2019, we had 87,106 record holders of our common shares.
Share Repurchase Program, De Minimis Account Liquidation and Distributions
We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program and de minimis account liquidation during the quarter ended December 31, 2018:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2018	4,582,335	$6.650	4,582,335	(1)
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	—	—	—	—
Total	4,582,335	$6.650	4,582,335	(1)

(1)
The maximum number of common shares available for repurchase pursuant to our share repurchase program on October 1, 2018 was 11,064,273. A description of the maximum number of common shares that may be repurchased under our share repurchase program and a description of the de minimis account liquidation are set forth in Note 3 to our consolidated financial statements contained in this annual report on Form 10-K.

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

The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.7085	$288,982
2017	$0.7085	$312,694
2018	$0.5000	$219,047
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.

Item 6.
Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of operations data:
Investment income	$333,978	$418,756	$369,740	$379,653	$289,970
Operating expenses
Total expenses	150,031	160,584	138,093	152,058	115,081
Less: Management fee waiver	(1,276)	—	—	—	—
Less: Expense reimbursement from sponsor	—	(31,260)	—	—	—
Add: Expense reimbursement due to sponsor	—	2,858	—	—	—
Net expenses	148,755	132,182	138,093	152,058	115,081
Net investment income	185,223	286,574	231,647	227,595	174,889
Total net realized and unrealized gain (loss) on investments, swap contracts and foreign currency	(245,565)	(399,544)	520,937	(738,894)	(344,398)
Net increase (decrease) in net assets resulting from operations	$(60,342)	$(112,970)	$752,584	$(511,299)	$(169,509)
Per share data:(1)
Net investment income—basic and diluted	$0.42	$0.65	$0.57	$0.67	$0.74
Net increase (decrease) in net assets resulting from operations—basic and diluted	$(0.14)	$(0.26)	$1.84	$(1.51)	$(0.72)
Distributions declared(2)	$0.50	$0.71	$0.71	$0.71	$0.69
Balance sheet data:
Total assets	$3,893,516	$4,316,431	$4,268,297	$3,498,105	$3,714,351
Credit facilities, senior secured notes and repurchase agreement payable	$1,131,667	$1,220,000	$873,665	$1,040,494	$1,090,413
Total net assets	$2,648,186	$2,966,042	$3,348,894	$2,417,861	$2,565,721
Other data:
Total return(3)	(2.49)%	(3.65)%	29.53%	(17.34)%	(4.79)%
Total return (without assuming reinvestment of distributions)(3)	(2.11)%	(3.29)%	28.00%	(15.87)%	(4.14)%
Number of portfolio company investments at year end	79	76	84	90	125
Total portfolio investments for the year	$1,915,034	$1,861,618	$1,488,179	$1,195,947	$2,437,689
Proceeds from sales and prepayments of investments	$1,948,414	$1,431,648	$1,225,052	$800,534	$1,044,311

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

In addition, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘expect’’ and ‘‘intend’’ indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in ‘‘Item 1A. Risk Factors.’’ Other factors that could cause actual results to differ materially include:
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
Our investment activities are managed by FS/EIG Advisor and supervised by our board of trustees, a majority of whom are independent. Under the FS/EIG investment advisory agreement, we have agreed to pay FS/EIG Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. Our investment activities were managed by FS Advisor until April 9, 2018 and thereafter have been managed by FS/EIG Advisor. FS Advisor previously engaged GSO to act as our investment sub-advisor. GSO resigned as our investment sub-advisor and terminated the investment sub-advisory agreement effective April 9, 2018.
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change.
Our investment objective is to generate current income and long-term capital appreciation. We pursue our investment objective by focusing on the following seven investment themes: (i) basin-on-basin competition in U.S. shale, (ii) globalization of natural gas, (iii) coal retirements and the evolving energy generation mix, (iv) renewables focused on power grid parity, (v) export infrastructure for emerging U.S. producers, (vi) market liberalization opening new markets, and (vii) midstream infrastructure connecting new supplies. However, we may pursue other investment opportunities if we believe it is in our best interests and consistent with our investment objectives.
Within the above investment themes, we intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.
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
Our portfolio is comprised primarily of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards senior secured debt and directly originated preferred equity investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. We intend to weight our portfolio towards senior secured debt and directly originated preferred equity investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our preferred equity investments are mostly directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in master limited partnerships. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring.
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

We reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG Advisor. We reimburse FS/EIG Advisor no less than quaterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•
corporate and organization expenses related to offerings of our common shares, subject to limitations included in the FS/EIG investment advisory agreement;

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

•
federal and state registration fees;

•
federal, state and local taxes;

•
annual fees of the Delaware trustee;

•
fees and expenses of our trustees not also serving in an executive officer capacity for us or FS/EIG Advisor;

•
costs of proxy statements, shareholders’ reports and notices and other filings;

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

•
costs associated with our chief compliance officer; and

•
all other expenses incurred by FS/EIG Advisor in connection with administering our business, including expenses incurred by FS/EIG Advisor in performing administrative services for us and administrative personnel paid by FS/EIG Advisor, to the extent they are not controlling persons of FS/EIG Advisor and our affiliates, subject to the limitations included in the FS/EIG investment advisory agreement.

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
For information regarding our expense reimbursement arrangement that was previously in place with FS Investments, see Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.
Portfolio Investment Activity for the Years Ended December 31, 2018 and 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2018 and 2017:
	For the Year Ended December 31,
Net Investment Activity	2018	2017
Purchases	$1,915,034	$1,861,618
Sales and Repayments	(1,948,414)	(1,431,648)
Net Portfolio Activity	$(33,380)	$429,970

	For the Year Ended December 31,
	2018		2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$743,640	39%	$397,162	21%
Senior Secured Loans—Second Lien	128,292	7%	428,871	23%
Senior Secured Bonds	118,587	6%	347,091	19%
Unsecured Debt	368,741	19%	621,372	33%
Preferred Equity	415,370	22%	13,412	0%
Equity/Other	140,404	7%	53,710	4%
Total	$1,915,034	100%	$1,861,618	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,231,279	$1,176,881	32%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	673,014	580,144	16%	860,470	796,524	20%
Senior Secured Bonds	497,970	491,916	13%	664,542	660,151	17%
Unsecured Debt	797,146	706,090	19%	1,229,790	1,203,524	30%
Preferred Equity	554,652	502,594	13%	145,239	78,161	2%
Equity/Other	494,442	264,327	7%	495,842	333,419	8%
Total	$4,248,503	$3,721,952	100%	$4,357,766	$3,996,705	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2018 and 2017:
	December 31, 2018	December 31, 2017
Number of Portfolio Companies	79	76
% Variable Rate (based on fair value)	39.0%	40.1%
% Fixed Rate (based on fair value)	40.4%	49.6%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	12.2%	0.7%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	8.4%	9.6%
Weighted Average Annual EBITDA of Portfolio Companies	$202,135	$164,421
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.7%	97.0%
% of Investments on Non-Accrual (based on fair value)	1.9%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.1%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.1%	9.8%
Based on our regular monthly cash distribution rate of  $0.041667 per share as of December 31, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.10 per share, the annualized distribution rate to shareholders as of December 31, 2018 was 8.20%. Based on our regular monthly cash distribution rate of  $0.059042 per share as of December 31, 2017, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.70 per share, the annualized distribution rate to shareholders as of December 31, 2017 was 10.57%. For the years ended December 31, 2018 and 2017, our total return was (2.49)% and (3.65)%, respectively, and our total return without assuming reinvestment of distributions was (2.11)% and (3.29)%, respectively.
Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Direct Originations
The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2018:
New Direct Originations	For the Three Months Ended December 31, 2018	For the Year Ended December 31, 2018
Total Commitments (including unfunded commitments)	$203,529	$828,509
Exited Investments (including partial paydowns)	(105,702)	(340,064)
Net Direct Originations	$97,827	$488,445

	For the Three Months Ended December 31, 2018		For the Year Ended December 31, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$107,500	53%	$287,473	35%
Senior Secured Loans—Second Lien	16,341	8%	109,031	13%
Senior Secured Bonds	—	—	—	—
Unsecured Debt	—	—	13,636	2%
Preferred Equity	75,000	37%	403,151	48%
Equity/Other	4,688	2%	15,218	2%
Total	$203,529	100%	$828,509	100%

	For the Three Months Ended December 31, 2018	For the Year Ended December 31, 2018
Average New Direct Origination Commitment Amount	$29,076	$29,590
Weighted Average Maturity for New Direct Originations	5/28/24	2/11/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.9%	11.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	11.1%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.9%	10.6%
The following table presents certain selected information regarding our direct originations as of December 31, 2018 and 2017:
Characteristics of All Direct Originations held in Portfolio	December 31, 2018	December 31, 2017
Number of Portfolio Companies	47	36
Weighted Average Annual EBITDA of Portfolio Companies	$190,915	$108,771
Weighted Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.4x	3.7x
% of Investments on Non-Accrual (based on fair value)	2.7%	2.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.2%	7.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.9%	9.8%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,644,594	71%	$2,277,397	57%
Broadly Syndicated/Other	1,077,358	29%	1,719,308	43%
Total	$3,721,952	100%	$3,996,705	100%

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
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$99,205	2%
2	3,143,439	84%	3,125,386	78%
3	446,877	12%	546,153	14%
4	—	—	—	—
5	131,636	4%	225,961	6%
	$3,721,952	100%	$3,996,705	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2018, 2017 and 2016
Revenues
Our investment income for the years ended December 31, 2018, 2017 and 2016 was as follows:
	Years Ended December 31,
	2018		2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$305,891	92%	$344,600	82%	$310,721	84%
Paid-in-kind interest income	10,163	3%	32,981	8%	40,900	11%
Fee income	17,736	5%	41,175	10%	18,119	5%
Dividend income	188	0%	—	—	—	—
Total investment income(1)	$333,978	100%	$418,756	100%	$369,740	100%

(1)
Such revenues represent $309,907, $366,567 and $315,889 of cash income earned as well as $24,071, $52,189 and $53,851 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The decrease in the amount of interest income and PIK income for the year ended December 31, 2018, compared to the year ended December 31, 2017 was primarily due to a temporary decrease in the size of our investment portfolio primarily as a result of our repayment of certain leverage facilities. The increase in the amount of interest income for the year ended December 31, 2017, compared to the year ended December 31, 2016 was primarily due to an increase in the size of our investment portfolio.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the decrease of structuring and prepayment activity during the period. The increase in the amount of fee income for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a prepayment fee received on account of the prepayment of a large investment during the year ended December 31, 2017.

Expenses
Our operating expenses for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Management fees	$70,075	$88,938	$76,580
Subordinated income incentive fees	—	10,499	5,774
Administrative services expenses	3,717	2,829	3,870
Share transfer agent fees	2,608	2,723	2,884
Accounting and administrative fees	1,318	1,608	1,392
Interest expense	66,681	49,286	37,126
Trustees’ fees	1,004	996	962
Offering costs	—	—	4,675
Expenses associated with our independent audit and related fees	411	524	484
Legal fees	599	477	536
Printing fees	954	1,417	2,203
Insurance expense	132	186	226
Other	2,532	1,101	1,381
Total operating Expenses	150,031	160,584	138,093
Less: Management fee waiver	(1,276)	—	—
Less: Expense reimbursement from sponsor	—	(31,260)	—
Add: Expense reimbursement due to sponsor	—	2,858	—
Net operating expenses	$148,755	$132,182	$138,093

	Year Ended December 31,
	2018	2017	2016
Ratio of operating expenses to average net assets	5.19%	4.94%	4.88%
Ratio of management fee waiver and expense reimbursement to (from) sponsor to average net assets	(0.05)%	(0.87)	—
Ratio of net operating expenses to average net assets	5.14%	4.07%	4.88%
Less: Ratio of income incentive fees, interest expense and offering costs to average net assets(1)	2.30%	1.84%	1.68%
Ratio of net operating expenses, excluding certain expenses, to average net assets	2.84%	2.23%	3.20%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.
Management Fee Waiver
During the year ended December 31, 2018, $1,276 of structuring fees received by FS/EIG Advisor were waived against management fees due to FS/EIG Advisor from us. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the management fee waiver and the Waiver Arrangement with FS/EIG Advisor.
Expense Reimbursement
During the year ended December 31, 2017, we accrued $31,260 for expense reimbursements that FS Investments agreed to pay. Under the expense reimbursement agreement, amounts reimbursed to us by

FS Investments may become subject to repayment by us in the future. During the years ended December 31, 2017, we accrued and paid $2,858 of expense recoupments to FS Advisor or its affiliates. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the expense reimbursement agreement and the FS/EIG expense reimbursement agreement, each of which has been terminated.
Net Investment Income
Our net investment income totaled $185,223 ($0.42 per share), $286,574 ($0.65 per share) and $231,647 ($0.57 per share) for the years ended December 31, 2018, 2017 and 2016, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, swap contracts and foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Net realized gain (loss) on investments(1)	$(100,914)	$(91,083)	$(251,431)
Net realized gain (loss) on swap contracts	1,165	—	—
Net realized gain (loss) on foreign currency	—	1	—
Total net realized gain (loss)	$(99,749)	$(91,082)	$(251,431)

(1)
We sold investments and received principal repayments of  $1,401,163 and $547,251, respectively, during the year ended December 31, 2018, $710,040 and $721,608, respectively, during the year ended December 31, 2017 and $680,239 and $544,813, respectively, during the year ended December 31, 2016.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Net change in unrealized appreciation (depreciation) on investments	$(165,490)	$(308,513)	$772,361
Net change in unrealized appreciation (depreciation) on swap contracts	19,654	—	—
Net change in unrealized appreciation (depreciation) on foreign currency	20	51	7
Total net change in unrealized appreciation (depreciation)	$(145,816)	$(308,462)	$772,368

During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the decline in Energy markets in the fourth quarter. During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated investments. During the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by a general improvement in the energy markets, a tightening of credit spreads and the performance of our broadly syndicated investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2018, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $(60,342) ($(0.14) per share), $(112,970) ($(0.26) per share) and $752,584 ($1.84 per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2018, we had $97,839 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $413,333 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2018, we also had broadly syndicated investments that could be sold to create additional liquidity. As of December 31, 2018, we had nine senior secured loan investments with aggregate unfunded commitments of  $86,983 and two preferred equity investments with aggregate unfunded commitments of  $2,095. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but unless and until we elect otherwise, as permitted by the 1940 Act, in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2018:
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

(2)
As of December 31, 2018, the fair value of the Senior Secured Notes was approximately $480,702.

For additional information regarding our financing arrangements, see Note 9 to our consolidated financial statements contained in this annual report on Form 10-K.
RIC Tax Treatment and Distributions
We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. In addition, we may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a tax year after the close of such tax year under the “spillover dividend” provisions of Subchapter M of the Code. If we distribute a spillover dividend, such dividend will be included in a shareholder’s gross income for the tax year in which the spillover distribution is paid. We intend to make sufficient distributions to our shareholders to maintain our RIC tax treatment each tax year. We will also be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner to our shareholders of an amount at least equal to the sum of  (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to our shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our shareholders, on December 31 of the calendar year in which the distribution was declared.
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
The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.7085	$288,982
2017	$0.7085	$312,694
2018	$0.5000	$219,047
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
Valuation of Portfolio Investments
We determine the fair value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of trustees. In connection with that determination, FS/EIG Advisor provides our board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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

•
FS/EIG Advisor’s management team then provides the valuation committee of our board of trustees, or the valuation committee, with the preliminary valuations for each portfolio company or investment;

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
Swap contracts typically will be valued at their daily prices obtained from an independent third party. The aggregate settlement values and notional amounts of the swap contracts will not be recorded in the statements of assets and liabilities. Fluctuations in the value of the swap contracts will be recorded in the statements of assets and liabilities as gross assets and gross liabilities and in the statements of operations as unrealized appreciation (depreciation) until closed, when they will be recorded as net realized gain (loss).
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
Revenue Recognition
Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.
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
Swap Contracts
We enter into swap contracts to economically hedge against the variability in cash flows associated with the sale of future crude oil and natural gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements. Our fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, we receive an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, we pay the counterparty an amount based on the price difference multiplied by the volume.
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, we did not incur any interest or penalties.
See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2018, 2017 and 2016.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2018 is as follows:
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

(2)
At December 31, 2018, no amounts remained unused under the financing arrangement.

(3)
At December 31, 2018, $413,333 remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions
Compensation of the Investment Adviser
On April 9, 2018, we entered into the FS/EIG investment advisory agreement, which replaced the FS Advisor investment advisory agreement. FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of our gross assets (gross assets equals total assets as set forth on our consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on our performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of our gross assets. Effective April 9, 2018, FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
Pursuant to the FS Advisor investment advisory agreement, FS Advisor was entitled to an annual base management fee of 1.75% of the average value of our gross assets (gross assets equals total assets as set forth on our consolidated balance sheets) and an incentive fee based on our performance. Effective January 1, 2018, FS Advisor had agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. Pursuant to the investment sub-advisory agreement, GSO was entitled to receive 50% of all management and incentive fees payable to FS Advisor under the FS Advisor investment advisory agreement with respect to each year.
See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including a description of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 39.0% of our portfolio investments (based on fair value) paid variable interest rates, 40.4% paid fixed interest rates, 12.2% were income producing preferred equity and equity/other investments and the remainder (8.4%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2018 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(14,125)	$(6,451)	$(7,674)	(2.9)%
No Change	—	—	—	—
Up 100 basis points	$14,125	$6,451	$7,674	2.9%
Up 300 basis points	$42,376	$19,353	$23,023	8.6%
Up 500 basis points	$70,627	$32,255	$38,372	14.4%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2018, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.
Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
FS Energy and Power Fund
Philadelphia, Pennsylvania
Opinion on the Internal Control Over Financial Reporting
We have audited FS Energy and Power Fund’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and our report dated March 21, 2019 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
March 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
FS Energy and Power Fund
Philadelphia, Pennsylvania
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Energy and Power Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
March 21, 2019

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,339,313 and $3,490,683, respectively)	$3,099,252	$3,281,536
Non-controlled/affiliated investments (amortized cost—$881,726 and $839,619, respectively)	622,700	715,169
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—
Total investments, at fair value (amortized cost—$4,248,503 and $4,357,766 respectively)	3,721,952	3,996,705
Cash	97,839	195,376
Restricted cash	667	—
Receivable for investments sold and repaid	15,974	66,337
Swap income receivable	854	—
Unrealized appreciation on swap contracts	20,521	—
Interest receivable	33,339	51,293
Deferred financing costs	—	720
Reimbursement due from sponsor(1)	—	5,945
Prepaid expenses and other assets	2,370	55
Total assets	$3,893,516	$4,316,431
Liabilities
Payable for investments purchased	$91,894	$88,033
Credit facilities payable (net of deferred financing costs of $6,465 and $1,883, respectively)(2)	625,202	1,218,117
Secured note payable (net of deferred financing costs of $9,146 and $0, respectively)(2)	481,485	—
Shareholder distributions payable	9,036	10,938
Management fees payable	16,406	21,834
Administrative services expenses payable	498	361
Interest payable	16,228	6,033
Swap income payable	225	—
Unrealized depreciation on swap contracts	867	—
Trustees’ fees payable	183	252
Other accrued expenses and liabilities	3,306	4,821
Total Liabilities	1,245,330	1,350,389
Commitments and contingencies ($28,104 and $28,104, respectively)(3)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 440,451,167 and 446,045,135 shares issued and outstanding, respectively	440	446
Capital in excess of par value	3,746,792	3,814,303
Accumulated earnings (deficit)	(1,099,046)	(848,707)
Total shareholders’ equity	2,648,186	2,966,042
Total liabilities and shareholders’ equity	$3,893,516	$4,316,431
Net asset value per common share at year end	$6.01	$6.65

(1)
See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates.

(2)
See Note 9 for a discussion of the Company’s financing arrangements.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$258,862	$272,881	$249,340
Paid-in-kind interest income	7,878	21,463	31,931
Fee income	15,645	40,519	10,428
Dividend income	188	—	—
From non-controlled/affiliated investments:
Interest income	47,029	71,719	61,381
Paid-in-kind interest income	2,285	11,518	8,969
Fee income	2,091	656	7,691
Total investment income	333,978	418,756	369,740
Operating expenses
Management fees	70,075	88,938	76,580
Subordinated income incentive fees(1)	—	10,499	5,774
Administrative services expenses	3,717	2,829	3,870
Share transfer agent fees	2,608	2,723	2,884
Accounting and administrative fees	1,318	1,608	1,392
Interest expense(2)	66,681	49,286	37,126
Trustees’ fees	1,004	996	962
Offering costs	—	—	4,675
Other general and administrative expenses	4,628	3,705	4,830
Total operating expenses	150,031	160,584	138,093
Less: Management fee waiver(3)	(1,276)	—	—
Less: Expense reimbursement from sponsor(4)	—	(31,260)	—
Add: Expense reimbursement due to sponsor(4)	—	2,858	—
Net expenses	148,755	132,182	138,093
Net investment income	185,223	286,574	231,647
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(94,085)	(88,725)	(252,003)
Non-controlled/affiliated	(6,829)	(2,358)	572
Net realized gain (loss) on swap contracts	1,165	—	—
Net realized gain (loss) on foreign currency	—	1	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(30,914)	(88,210)	614,513
Non-controlled/affiliated	(134,576)	(218,472)	174,231
Controlled/affiliated	—	(1,831)	(16,383)
Net change in unrealized appreciation (depreciation) on swap contracts	19,654	—	—
Net change in unrealized gain (loss) on foreign currency	20	51	7
Total net realized and unrealized gain (loss)	(245,565)	(399,544)	520,937
Net increase (decrease) in net assets resulting from operations	$(60,342)	$(112,970)	$752,584
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.14)	$(0.26)	$1.84
Weighted average shares outstanding	438,963,491	442,570,942	408,967,511

(1)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)
See Note 9 for a discussion of the Company’s financing arrangements.

(3)
See Note 4 for a discussion of the waiver by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(4)
See Note 4 for a discussion of expense reimbursements paid to the Company by its former investment adviser and affiliates and recoupment of such amounts paid by the Company to its former investment adviser and affiliates.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operations
Net investment income	$185,223	$286,574	$231,647
Net realized gain (loss) on investments, swap contracts and foreign currency	(99,749)	(91,082)	(251,431)
Net change in unrealized appreciation (depreciation) on investments	(165,490)	(308,513)	772,361
Net change in unrealized appreciation (depreciation) on swap contracts	19,654	—	—
Net change in unrealized gain (loss) on foreign currency	20	51	7
Net increase (decrease) in net assets resulting from operations	(60,342)	(112,970)	752,584
Shareholder distributions(1)
Distributions to shareholders	(219,047)	(311,103)	(273,529)
Distributions representing return of capital	—	(1,591)	(15,453)
Net decrease in net assets resulting from shareholder distributions	(219,047)	(312,694)	(288,982)
Capital share transactions(2)
Issuance of common shares	—	—	354,727
Reinvestment of shareholder distributions	118,191	186,471	180,011
Repurchases of common shares	(156,658)	(143,659)	(67,307)
Net increase (decrease) in net assets resulting from capital share transactions	(38,467)	42,812	467,431
Total increase (decrease) in net assets	(317,856)	(382,852)	931,033
Net assets at beginning of year	2,966,042	3,348,894	2,417,861
Net assets at end of year	$2,648,186	$2,966,042	$3,348,894

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(60,342)	$(112,970)	$752,584
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,768,663)	(1,757,630)	(965,957)
Paid-in-kind interest	(10,163)	(32,981)	(40,900)
Proceeds from sales and repayments of investments	1,802,043	1,327,660	702,830
Net realized (gain) loss on investments	100,914	91,083	251,431
Net change in unrealized (appreciation) depreciation on investments	165,490	308,513	(772,361)
Net change in unrealized (appreciation) depreciation on swap contracts	(19,654)	—	—
Accretion of discount	(14,868)	(22,910)	(15,985)
Amortization of deferred financing costs and discount	4,217	3,689	3,207
Amortization of deferred offering costs	—	—	4,675
(Increase) decrease in receivable for investments sold and repaid	50,363	(66,315)	13,770
(Increase) decrease in interest receivable	17,954	(13,436)	(2,936)
(Increase) decrease in expense reimbursement due from sponsor(1)	5,945	(5,945)	—
(Increase) decrease in swap income receivable	(854)	—	—
(Increase) decrease in prepaid expenses and other assets	(2,315)	(40)	232
Increase (decrease) in payable for investments purchased	3,861	81,987	6,046
Increase (decrease) in management fees payable	(5,428)	979	2,517
Increase (decrease) in subordinated income incentive fees payable	—	—	(12,048)
Increase (decrease) in administrative services expense payable	137	(1,116)	(395)
Increase (decrease) in swap income payable	225	—	—
Increase (decrease) in interest payable(2)	10,195	1,705	1,282
Increase (decrease) in trustees’ fees payable	(69)	2	(4)
Increase (decrease) in other accrued expenses and liabilities	(1,515)	377	(1,014)
Net cash provided by (used in) operating activities	277,473	(197,348)	(73,026)
Cash flows from financing activities
Issuance of common shares	—	—	361,642
Reinvestment of shareholder distributions	118,191	186,471	180,011
Repurchases of common shares	(156,658)	(143,659)	(67,307)
Offering costs incurred	—	—	(4,675)
Shareholder distributions	(220,949)	(311,230)	(279,556)
Borrowings under credit facilities(2)	321,667	878,263	65,400
Borrowings under repurchase facility(2)	—	—	16
Borrowings under secured notes(2)	489,865	—	—
Repayments of credit facilities(2)	(910,000)	(206,928)	(232,245)
Repayments of repurchase facility(2)	—	(325,000)	—
Deferred financing costs paid	(16,459)	(2,713)	(1,607)
Net cash provided by financing activities	(374,343)	75,204	21,679
Total increase (decrease) in cash	(96,870)	(122,144)	(51,347)
Cash at beginning of year	195,376	317,520	368,867
Cash and restricted cash at end of year(3)	$98,506	$195,376	$317,520
Supplemental disclosure
Non-cash purchases of investments	$(146,371)	$(103,988)	$(522,222)
Non-cash sales of investments	$146,371	$103,988	$522,222

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 9 for a discussion of the Company’s credit facilities. During the years ended December 31, 2018, 2017 and 2016, the Company paid $52,269, $38,938 and $20,885, respectively, in interest expense on the credit facilities and $0, $4,954 and $11,752, respectively, in interest expense pursuant to the repurchase agreement.

(3)
Balance includes cash of  $97,839 and restricted cash of  $667. Restricted cash is the cash collateral required to be posted pursuant to the Company’s swap contracts.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—44.4%
Abaco Energy Technologies LLC	(h)	Service & Equipment	L+950	1.0%	11/20/20	$14,281	$13,814	$14,121
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	105,600	105,505	104,148
Altus Power America, Inc.	(h)(w)(z)	Power	L+750	1.5%	9/30/21	85,939	85,939	83,361
Altus Power America, Inc.	(e)(w)(z)	Power	L+750	1.5%	9/30/21	3,787	3,787	3,673
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,557	3,540	3,502
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	957	951	947
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	537
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	537
BL Sand Hills Unit, L.P.	(w)(x)(z)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	20,000
Brazos Delaware II LLC		Midstream	L+400		5/29/25	34,912	34,142	32,148
Cimarron Energy Inc.	(o)(w)(x)	Service & Equipment	L+900 PIK (L+900 Max PIK)	1.0%	6/30/21	7,500	7,500	7,500
Cox Oil Offshore, LLC, Volumetric Production Payments	(w)(x)(y)	Upstream	9.9%		12/31/23	100,000	93,401	81,750
CPV Shore Holdings LLC	(f)	Power	L+375		12/14/25	20,000	19,800	19,775
Eagle Midstream Canada Finance Inc.	(k)(w)(x)	Midstream	8.5%, 1.0% PIK (1.0% Max PIK)		9/27/20	175,000	175,000	171,281
Edgewater Generation LLC		Power	L+375		11/16/25	20,000	19,951	19,625
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	24,844	24,360	24,192
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	3,933	3,925	3,960
Fortis Minerals Intermediate Holdings, LLC	(w)	Upstream	L+625	1.0%	2/16/25	18,760	18,656	18,919
Fortis Minerals Intermediate Holdings, LLC	(e)(w)	Upstream	L+625	1.0%	2/16/25	28,140	28,140	28,379
Industrial Group Intermediate Holdings, LLC	(h)(w)(x)	Industrials	L+800	1.3%	5/31/20	20,972	20,972	20,841
JSS Holdings, Inc.	(h)(w)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,938	14,827	15,386
LMBE-MC Holdco II LLC	(f)	Power	L+400	1.0%	11/15/25	24,100	23,957	23,980
Lusk Operating LLC	(m)(o)(w)(x)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/19	29,297	27,464	—
MB Precision Holdings LLC	(m)(o)(w)(x)(z)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4,573	4,313	4,573
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	22,750	22,526	22,336
MECO IV LLC	(e)(w)	Upstream	L+725	1.5%	9/14/21	12,250	12,250	12,027
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+450	1.0%	12/13/24	39,679	39,724	38,092
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	35,000	34,978	34,129
ORYX Southern Delaware Holdings		Midstream	L+325	1.0%	2/28/25	17,860	17,942	16,610
Panda Hummel Station LLC	(f)	Power	L+600	1.0%	10/27/22	23,915	23,349	22,958
Panda Hummel Station LLC	(f)	Power	L+600	1.0%	10/27/22	9,860	9,700	9,466
Panda Stonewall LLC	(f)	Power	L+550	1.0%	11/13/21	29,924	30,119	29,775
Permian Production Partners LLC	(h)(w)	Upstream	L+600	1.0%	5/18/24	42,257	41,516	41,411
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,589	2,589	2,568
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	2,687
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	9,589	9,589	9,527
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	29,347	29,347	29,347
Sandy Creek Energy Associates, L.P.	(f)	Power	L+400	1.0%	11/9/20	16,290	14,464	14,152
Strike, LLC	(h)	Midstream	L+800	1.0%	11/30/22	22,500	22,015	22,527
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	$58,475	$58,475	$58,475
Traverse Midstream Partners LLC	(f)(h)	Midstream	L+400	1.0%	9/27/24	94,172	94,346	90,640
Ultra Resources, Inc.	(f)	Upstream	L+375, 0.25% PIK (0.25% Max PIK)	1.0%	4/12/24	42,000	37,917	37,695
Warren Resources, Inc.	(h)(w)(x)(z)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,297	27,297	27,297
Total Senior Secured Loans—First Lien							1,279,252	1,224,854
Unfunded Loan Commitments							(47,973)	(47,973)
Net Senior Secured Loans—First Lien							1,231,279	1,176,881
Senior Secured Loans—Second Lien—21.9%
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	103,919	102,671	103,503
Aethon United BR LP	(e)(w)	Upstream	L+675	1.0%	9/8/23	23,981	23,981	23,885
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	112,114	112,114	112,114
Bellatrix Exploration Ltd.	(k)(w)(x)	Upstream	8.5%		7/26/23	22,511	22,511	22,442
Bellatrix Exploration Ltd.	(e)(k)(w)(x)	Upstream	8.5%		7/26/23	7,504	7,504	7,481
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		7/26/23	54,108	49,005	47,841
Chisholm Oil and Gas Operating, LLC	(h)(w)(x)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	193,683
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	9/26/25	20,000	19,804	19,100
Granite Acquisition, Inc.	(x)	Power	L+725	1.0%	12/19/22	22,331	22,072	21,872
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	7,525	7,451	7,404
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	7,525	7,525	7,404
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,650
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,652	1,649
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,832	18,715
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	133,445	100,902	12,411
Total Senior Secured Loans—Second Lien							712,024	619,154
Unfunded Loan Commitments							(39,010)	(39,010)
Net Senior Secured Loans—Second Lien							673,014	580,144
Senior Secured Bonds—18.6%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	86,850
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,994	9,675
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	27,341	29,041	25,666
FourPoint Energy, LLC	(h)(i)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	229,067	231,010
Sunnova Energy Corp.	(h)(w)(z)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	17,868	17,868	17,757
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	120,958
Total Senior Secured Bonds							497,970	491,916

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Unsecured Debt—26.7%
Amerigas—Amerigas Partners, L.P.	(k)(x)	Midstream	5.8%		5/20/27	$13,267	$13,038	$11,874
Amerigas—Amerigas Partners, L.P.	(k)(x)	Midstream	5.9%		8/20/26	4,508	4,462	4,080
Archrock Partners, L.P.	(k)	Midstream	6.0%		10/1/22	26,333	26,536	25,436
Archrock Partners, L.P.	(k)	Midstream	6.0%		4/1/21	5,690	5,728	5,534
Ascent Resources Utica Holdings, LLC	(x)	Upstream	10.0%		4/1/22	97,701	97,701	99,988
Bruin E&P Partners, LLC	(x)	Upstream	8.9%		8/1/23	36,250	35,782	32,444
Canbriam Energy Inc.	(h)(k)(x)	Upstream	9.8%		11/15/19	109,790	108,872	96,341
Compressco Partners, LP	(x)	Midstream	7.3%		8/15/22	13,050	13,006	11,615
Covey Park Energy LLC	(x)	Upstream	7.5%		5/15/25	62,289	62,725	54,269
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	3,000	2,501	2,499
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	986	971	986
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	6,267	6,174	6,267
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,295	1,276	1,295
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,219	1,201	1,219
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,072	1,056	1,072
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	13,026	11,967
Great Western Petroleum, LLC	(w)(x)	Upstream	9.0%		9/30/21	35,830	35,735	31,665
Hammerhead Resources Inc.	(h)(k)(x)	Upstream	9.0%		7/10/22	100,000	97,739	95,000
Hilcorp Energy I, L.P.		Upstream	5.0%		12/1/24	23,418	22,514	20,892
Hilcorp Energy I, L.P.		Upstream	5.8%		10/1/25	12,067	12,038	10,772
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,537	35,437
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,235	12,300
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	55,500	55,035	48,400
Suburban Propane Partners LP	(k)	Midstream	5.8%		3/1/25	8,433	8,217	7,811
Suburban Propane Partners LP	(k)	Midstream	5.9%		3/1/27	37,758	35,572	33,368
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,469	10,459
Tenrgys, LLC	(i)(m)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	33,100
Total Unsecured Debt							797,146	706,090

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—18.9%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment			28,942,003	$1,447	$15,195
Altus Power America Holdings, LLC, Preferred Equity	(i)(p)(w)(x)(z)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	10/3/23	28,646,341	28,646	28,217
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials			2,785,562	2,786	390
Great Western Petroleum, LLC, Preferred Equity	(i)(n)(w)(x)	Upstream	15.5%	12/31/27	36,363	38,480	36,424
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.9%	11/30/24	75,000,000	71,878	71,594
MB Precision Investment Holdings LLC, Class A Preferred Units	(o)(w)(x)(z)	Industrials			8,952,623	1,843	1,248
NuStar, Preferred Equity	(k)(w)(x)	Midstream	12.8%	6/29/28	5,910,165	146,794	160,981
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream			2,536	2,511	2,555
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%	5/8/25	70,297	69,242	74,131
Sunnova Energy Corp., Preferred Equity	(o)(w)(x)(z)	Power			1,117,214	5,948	6,134
Synergy Offshore LLC, Preferred Equity	(i)(m)(o)(v)(w)(x)	Upstream			71,131	93,009	20,486
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream			1,475,531	14,734	4,427
USA Compression Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	9.8%	4/3/28	79,336	77,334	80,812
Total Preferred Equity						554,652	502,594
Equity/Other—10.0%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment			6,944,444	6,944	2,951
Allied Downhole Technologies, LLC, Common Equity	(i)(n)(o)(w)(x)	Service & Equipment			7,431,113	7,223	6,316
Allied Downhole Technologies, LLC, Warrants, 2/28/29	(i)(n)(o)(w)(x)	Service & Equipment			5,344,680	1,865	4,543
Altus Power America Holdings, LLC, Common Equity	(i)(o)(w)(x)(z)	Power			12,474,205	12,474	2,183
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream			148,692,909	44,700	41,337
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(z)	Upstream			N/A	5,180	1,150
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(s)(w)(x)(z)	Upstream			N/A	740	738
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(z)	Upstream			29,117	24,019	3,239
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream			14,700,000	14,700	6,273
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment			4,302,293	3,950	194
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment			25,000,000	1,289	1,125
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(i)(n)(o)(w)(x)(z)	Upstream			66,000	66,000	14,768
FourPoint Energy, LLC, Common Equity, Class D Units	(i)(n)(o)(w)(x)(z)	Upstream			12,374	8,176	2,800
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(z)	Upstream			150,937	37,734	33,772
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(i)(n)(o)(w)(x)(z)	Upstream			222,750	55,688	49,840
Harvest Oil & Gas Corp., Common Equity	(o)(x)(z)	Upstream			1,350,620	29,714	24,284
Industrial Group Intermediate Holdings, LLC, Common Equity	(i)(n)(o)(w)(x)	Industrials			472,755	473	284
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials			N/A	—	97
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)	Midstream			13,486	3,406	3,406
Lusk Operating LLC, Common Equity	(o)(r)(w)(x)(aa)	Upstream			2,000	—	—
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
MB Precision Investment Holdings LLC, Class A-2 Units	(i)(n)(o)(w)(x)(z)	Industrials	1,426,110	$490	$—
PDI Parent LLC, Common Equity	(o)(w)(x)	Power	1,384,615	1,385	727
Ridgeback Resources Inc., Common Equity	(j)(k)(o)(t)(w)(x)(z)	Upstream	9,599,928	58,985	47,488
Sunnova Energy Corp., Common Equity	(o)(w)(x)(z)	Power	6,667,368	25,026	—
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	1,875
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	1,391
The Brock Group, Inc., Common Equity	(j)(o)(w)(x)	Service & Equipment	786,094	15,617	—
Titan Energy, LLC, Common Equity	(o)(x)(z)	Upstream	555,496	17,554	167
USA Compression Partners, LP, Warrants (Market), 4/3/28	(k)(o)(w)(x)	Midstream	793,359	555	627
USA Compression Partners, LP, Warrants (Premium), 4/3/28	(k)(o)(w)(x)	Midstream	1,586,719	714	793
Warren Resources, Inc., Common Equity	(j)(o)(w)(x)(z)	Upstream	4,415,749	20,754	10,377
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream	4,867,084	4,137	1,582
Total Equity/Other				494,442	264,327
TOTAL INVESTMENTS—140.5%				$4,248,503	3,721,952
LIABILITIES IN EXCESS OF OTHER ASSETS—(40.5%)	(bb)				(1,073,766)
NET ASSETS—100.0%					$2,648,186

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation	Unrealized Depreciation
BP Energy Company	Fixed	NYMEX WTI	January 1, 2019–December 31, 2023	1,441,514	$63.88	$20,162	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	January 1, 2019–December 31, 2023	1,233,639	3.42	149	672
Macquarie Bank Limited	Basis	NYMEX WTI/Argus LLS	January 1, 2019–December 31, 2019	207,837	5.38	130	—
Total Swap Contracts—Crude Oil						20,441	672

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation	Unrealized Depreciation
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	January 1, 2019–December 31, 2023	4,099,135	$2.71	$80	$195
Total Swap Contracts—Natural Gas						80	195
TOTAL SWAP CONTRACTS						$20,521	$867

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Bbls—Barrels
MMBtu—One million British thermal units
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR, was 2.81% and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of December 31, 2018.

(g)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Goldman Sachs Bank USA (see Note 9).

(i)
Security or portion thereof held within Foxfields Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Fortress Credit Co LLC (see Note 9).

(j)
Security or portion thereof held within Bryn Mawr Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Barclays Bank PLC (see Note 9).

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2018, 71.3% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of December 31, 2018.

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

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2018.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2018.

(v)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Foxfields Funding LLC.

(w)
Security is classified as Level 3 in the Company’s fair value hierarchy (See Note 8).

(x)
Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Notes with JPMorgan Chase Bank, N.A. (see Note 9).

(y)
Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

(z)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the year ended December 31, 2018:

Portfolio Company	Fair Value at December 31, 2017	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(2)	PIK Income(2)	Fee Income(2)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$75,353	$8,561	$—	$—	$—	$(667)	$83,247	$7,975	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	—	—	—	—	20,000	2,281	—	—
MB Precision Holdings LLC	—	13,945	(2,747)	—	(6,885)	260	4,573	749	152	—
Warren Resources, Inc.	81,214	329	(52,265)	—	—	(1,981)	27,297	3,612	329	2,091
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	62,026	—	—	—	—	(49,615)	12,411	895	—	—
Senior Secured Bonds
FourPoint Energy, LLC	238,946	—	(1,485)	2,737	—	(9,188)	231,010	24,133	—	—
Ridgeback Resources Inc.	3,887	—	(3,887)	6	56	(62)	—	297	—	—
Sunnova Energy Corp.	—	35,474	(17,606)	—	—	(111)	17,757	3,341	1,804	—
Preferred Equity
Altus Power America Holdings, LLC, Preferred Equity	25,793	6,694	(3,841)	—	—	(429)	28,217	3,746	—	—
MB Precision Investment Holdings LLC, Class A Preferred Units	—	1,843	—	—	—	(595)	1,248	—	—	—
Sunnova Energy Corp., Preferred Equity	—	5,948	—	—	—	186	6,134	—	—	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	1,871	—	—	—	—	312	2,183	—	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	966	—	—	—	—	184	1,150	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	726	—	—	—	—	12	738	—	—	—
BL Sand Hills Unit, L.P., Series A Units	7,000	—	—	—	—	(3,761)	3,239	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	19,140	—	—	—	—	(4,372)	14,768	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	3,619	—	—	—	—	(819)	2,800	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	43,395	—	—	—	—	(9,623)	33,772	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	64,598	—	—	—	—	(14,758)	49,840	—	—	—
Harvest Oil & Gas Corp., Common Equity	—	29,714	—	—	—	(5,430)	24,284	—	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	490	—	—	—	(490)	—	—	—	—
Ridgeback Resources Inc., Common Equity	58,284	—	—	—	—	(10,796)	47,488	—	—	—
Sunnova Energy Corp., Common Equity	—	25,026	—	—	—	(25,026)	—	—	—	—
Titan Energy, LLC, Common Equity	844	—	—	—	—	(677)	167	—	—	—
Warren Resources, Inc., Common Equity	7,507	—	—	—	—	2,870	10,377	—	—	—
	$715,169	$128,024	$(81,831)	$2,743	$(6,829)	$(134,576)	$622,700	$47,029	$2,285	$2,091

(1)
Security includes a partially unfunded commitment with amortized cost of  $3,787 and fair value of  $3,673.

(2)
Interest, PIK and fee income presented for the year ended December 31, 2018.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

(aa)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company held investments in Lusk Operating LLC, which it is deemed to be an “affiliated person” of and deemed to “control.” The fair value as of December 31, 2018 was $0 for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC. The company did not purchase, sell, accrue income or realize a gain (loss) for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC for the year ended December 31, 2018.

(bb)
Includes the effect of swap contracts.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—31.2%
Abaco Energy Technologies LLC	(g)(j)	Service & Equipment	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	$86,207	$82,722	$84,697
Allied Wireline Services, LLC	(k)(l)	Service & Equipment	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	2/28/19	115,104	114,625	113,377
Altus Power America, Inc.	(j)(aa)	Power	L+750	1.5%	9/30/21	77,378	77,378	75,830
Altus Power America, Inc.	(e)(aa)	Power	L+750	1.5%	9/30/21	23,872	23,872	23,395
BL Sand Hills Unit, L.P.	(l)(aa)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	20,000
Cactus Wellhead, LLC	(f)(j)	Service & Equipment	L+600	1.0%	7/31/20	41,225	39,865	41,293
Cimarron Energy Inc.		Service & Equipment	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,470	25,470	10,379
CITGO Holding, Inc.	(f)	Downstream	L+850	1.0%	5/12/18	26,014	26,149	26,340
Crestwood Holdings LLC	(f)	Midstream	L+800	1.0%	6/19/19	29,151	29,210	29,297
Eagle Midstream Canada Finance Inc.	(l)(m)	Midstream	8.5%		9/27/20	175,000	175,000	175,000
Gulf Finance, LLC	(f)	Midstream	L+525	1.0%	8/25/23	18,485	18,030	16,687
Industrial Group Intermediate Holdings, LLC		Service & Equipment	L+800	1.3%	5/31/20	23,027	23,027	23,373
JSS Holdings, Inc.	(l)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,941	14,809	15,173
JSS Holdings, Inc.	(e)	Service & Equipment	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	2,727	2,727	2,770
Kraken Oil & Gas LLC		Upstream	L+750	1.0%	5/7/21	35,000	34,660	34,913
Kraken Oil & Gas LLC	(e)	Upstream	L+750	1.0%	5/7/21	25,000	25,000	24,938
Lusk Operating LLC	(p)(r)(bb)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/18	29,297	27,464	—
MB Precision Holdings LLC		Service & Equipment	L+725, 2.25% PIK (2.25% Max PIK)	1.3%	1/23/21	13,793	13,793	12,638
Panda Temple Power, LLC	(j)(p)(r)	Power	L+625	1.0%	3/6/22	9,923	9,782	7,219
Panda Temple Power, LLC		Power	L+900	1.0%	4/28/18	377	377	378
Power Distribution, Inc.		Power	L+725	1.3%	1/25/23	29,928	29,928	30,377
Strike, LLC	(j)	Midstream	L+800	1.0%	5/30/19	19,600	19,358	19,698
Strike, LLC	(j)	Midstream	L+800	1.0%	11/30/22	23,750	23,160	24,106
Swift Worldwide Resources US Holdings Corp.	(j)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,468	58,468	59,637
UTEX Industries, Inc.	(f)	Service & Equipment	L+400	1.0%	5/21/21	24,210	22,006	23,796
Warren Resources, Inc.	(j)(l)(aa)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	79,233	79,233	81,214
Total Senior Secured Loans—First Lien							1,013,482	976,525
Unfunded Loan Commitments							(51,599)	(51,599)
Net Senior Secured Loans—First Lien							961,883	924,926
Senior Secured Loans—Second Lien—26.8%
Aethon United BR LP		Upstream	L+675	1.0%	9/8/23	85,938	84,698	85,052
Aethon United BR LP	(e)	Upstream	L+675	1.0%	9/8/23	39,063	39,063	38,660
Arena Energy, LP	(j)(k)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	107,656	107,656	102,360
Chief Exploration & Development LLC	(f)	Upstream	L+650	1.0%	5/16/21	16,156	15,685	15,928
Chisholm Oil and Gas Operating, LLC	(j)(k)(l)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	195,971
Emerald Performance Materials, LLC	(f)	Downstream	L+775	1.0%	8/1/22	11,819	11,764	11,838
Fieldwood Energy LLC	(f)(p)(r)	Upstream	L+713	1.3%	9/30/20	33,591	34,068	11,252
Granite Acquisition, Inc.	(f)	Power	L+725	1.0%	12/19/22	18,694	18,330	18,825
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Gruden Acquisition, Inc.	(j)	Service & Equipment	L+850	1.0%	8/18/23	$15,000	$14,463	$14,981
Horn Intermediate Holdings, Inc.	(j)	Service & Equipment	L+775	1.3%	10/2/18	50,250	50,250	50,501
P2 Upstream Acquisition Co.	(f)(j)	Service & Equipment	L+800	1.0%	4/30/21	42,399	42,046	39,218
Penn Virginia Holding Corp.	(m)	Upstream	L+700	1.0%	9/29/22	50,000	50,000	50,053
SilverBow Resources, Inc.	(m)	Upstream	L+750	1.0%	12/15/24	15,000	14,850	14,850
Talos Production LLC	(k)(l)	Upstream	11.0%		4/3/22	43,250	40,495	42,926
Titan Energy Operating, LLC	(k)(aa)	Upstream	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	116,964	100,902	62,026
UTEX Industries, Inc.	(f)(j)	Service & Equipment	L+725	1.0%	5/20/22	85,192	79,263	81,146
Total Senior Secured Loans—Second Lien							899,533	835,587
Unfunded Loan Commitment							(39,063)	(39,063)
Net Senior Secured Loans—Second Lien							860,470	796,524
Senior Secured Bonds—22.3%
Black Swan Energy Ltd.	(j)(m)	Upstream	9.0%		1/20/24	90,000	90,000	90,675
CITGO Holding, Inc.	(f)	Downstream	10.8%		2/15/20	9,000	9,045	9,653
CSVC Acquisition Corp.	(f)	Service & Equipment	7.8%		6/15/25	30,608	30,608	29,460
EP Energy LLC	(f)(h)(m)(o)	Upstream	8.0%		2/15/25	54,880	52,838	40,131
EP Energy LLC	(g)(h)(m)	Upstream	9.4%		5/1/24	68,614	63,012	60,134
FourPoint Energy, LLC	(j)(k)(l)(aa)	Upstream	9.0%		12/31/21	235,125	227,815	238,946
Mirant Mid-Atlantic Trust	(f)(h)(o)	Power	10.1%		12/30/28	31,752	33,728	32,052
Ridgeback Resources Inc.	(k)(m)(aa)	Upstream	12.0%		12/29/20	3,887	3,825	3,887
Sunnova Energy Corp.	(j)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	33,671	33,671	33,671
Velvet Energy Ltd.	(j)(l)(m)	Upstream	9.0%		10/5/23	120,000	120,000	121,542
Total Senior Secured Bonds							664,542	660,151
Unsecured Debt—40.6%
Alta Mesa Holdings, LP	(f)(h)	Upstream	7.9%		12/15/24	20,425	20,425	22,459
Archrock Partners, L.P.	(h)(m)(o)	Midstream	6.0%		4/1/21	8,555	7,714	8,587
Archrock Partners, L.P.	(h)(m)	Midstream	6.0%		10/1/22	14,283	12,661	14,337
Ascent Resources Utica Holdings, LLC	(f)(h)(j)(o)	Upstream	10.0%		4/1/22	200,000	200,000	216,132
Bellatrix Exploration Ltd.	(f)(h)(m)(o)	Upstream	8.5%		5/15/20	60,120	59,240	57,415
Brand Energy & Infrastructure Services, Inc.	(f)(h)	Service & Equipment	8.5%		7/15/25	44,759	44,759	47,165
Canbriam Energy Inc.	(f)(h)(j)(m)(o)	Upstream	9.8%		11/15/19	115,200	113,222	117,648
Compressco Partners, LP	(f)(h)(o)	Service & Equipment	7.3%		8/15/22	20,050	19,929	18,972
Covey Park Energy LLC	(h)(o)	Upstream	7.5%		5/15/25	8,333	8,333	8,705
Eclipse Resources Corp.	(f)(h)(m)(o)	Upstream	8.9%		7/15/23	62,745	57,444	64,549
EV Energy Partners, L.P.	(f)(h)(o)(p)	Upstream	8.0%		4/15/19	48,814	39,678	24,895
Extraction Oil & Gas Holdings, LLC	(h)(o)	Upstream	7.9%		7/15/21	37,500	37,500	39,777
Genesis Energy, L.P.	(f)(m)	Midstream	6.8%		8/1/22	23,540	23,036	24,477
Genesis Energy, L.P.	(f)(m)	Midstream	6.0%		5/15/23	15,280	14,264	15,519
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/3/25	$1,115	$1,115	$1,135
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.		Service & Equipment	15.0% PIK (15.0% Max PIK)		12/2/26	923	923	940
Global Partners L.P.	(f)(h)(m)(o)	Midstream	6.3%		7/15/22	68,335	68,188	70,385
Global Partners L.P.	(f)(m)	Midstream	7.0%		6/15/23	2,824	2,466	2,909
Great Western Petroleum, LLC	(f)(h)(o)	Upstream	9.0%		9/30/21	35,830	35,708	37,398
Gulfport Energy Corp.	(h)(m)(o)	Upstream	6.0%		10/15/24	10,000	10,000	10,010
Hammerhead Resources Inc.	(j)(m)	Upstream	9.0%		7/10/22	100,000	97,229	100,000
Jupiter Resources Inc.	(h)(m)	Upstream	8.5%		10/1/22	76,125	72,383	47,007
Lonestar Resources America Inc.	(f)(h)	Upstream	8.8%		4/15/19	24,200	24,055	25,289
Lonestar Resources America Inc.	(g)	Upstream	11.3%		1/1/23	25,000	25,000	25,563
Martin Midstream Partners L.P.	(f)(h)(m)(o)	Midstream	7.3%		2/15/21	24,660	24,059	25,073
Moss Creek Resources, LLC	(l)	Upstream	L+800	1.5%	4/7/22	65,000	65,000	66,443
ONEOK, Inc.	(f)(m)	Midstream	7.5%		9/1/23	12,600	11,789	15,114
Tenrgys, LLC	(k)(p)(r)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	34,313
Whiting Petroleum Corp.	(h)(m)(o)	Upstream	5.0%		3/15/19	11,685	11,034	11,990
Whiting Petroleum Corp.	(f)(m)	Upstream	5.8%		3/15/21	7,000	6,479	7,219
WildHorse Resource Development Corp.	(h)(m)	Upstream	6.9%		2/1/25	10,000	9,930	10,242
Zachry Holdings, Inc.	(f)	Service & Equipment	7.5%		2/1/20	23,925	23,930	24,433
Total Unsecured Debt							1,229,790	1,203,524

					Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—2.7%(n)
Abaco Energy Technologies LLC, Preferred Equity	(r)	Service & Equipment			28,942,003	$1,447	$5,065
Altus Power America Holdings, LLC, Preferred Equity	(k)(s)(aa)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	10/3/23	25,792,683	25,793	25,793
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(k)(q)(r)	Service & Equipment			803	895	811
Cimarron Energy Holdco Inc., Preferred Equity	(r)	Service & Equipment			626,806	627	—
Global Jet Capital Holdings, LP, Preferred Equity	(r)	Service & Equipment			2,785,562	2,786	2,507
Sunnova Energy Corp., Preferred Equity	(r)	Power			1,117,214	5,948	4,502
Synergy Offshore LLC, Preferred Equity	(k)(p)(r)(y)	Upstream			71,131	93,009	25,465
TE Holdings, LLC, Preferred Equity	(l)(r)	Upstream			1,475,531	14,734	14,018
Total Preferred Equity						145,239	78,161

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.2%(n)
Abaco Energy Technologies LLC, Common Equity	(r)	Service & Equipment	6,944,444	$6,944	$1,042
Allied Downhole Technologies, LLC, Common Equity	(k)(q)(r)	Service & Equipment	7,431,113	7,223	1,858
Allied Downhole Technologies, LLC, Warrants, 2/28/2019	(k)(q)(r)	Service & Equipment	5,344,680	1,865	1,336
Altus Power America Holdings, LLC, Common Equity	(k)(r)(aa)	Power	12,474,205	12,474	1,871
AP Exhaust Holdings, LLC, Class A1 Common Units	(k)(q)(r)	Service & Equipment	8	—	—
Ascent Resources Utica Holdings, LLC, Common Equity	(r)(t)	Upstream	148,692,909	44,700	37,173
BL Sand Hills Unit, L.P., Net Profits Interest	(r)(v)(aa)	Upstream	N/A	5,180	966
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(v)(aa)	Upstream	N/A	740	726
BL Sand Hills Unit, L.P., Series A Units	(i)(r)(aa)	Upstream	29,117	24,019	7,000
Chisholm Oil and Gas, LLC, Series A Units	(i)(r)	Upstream	13,905,565	13,906	13,815
Cimarron Energy Holdco Inc., Common Equity	(r)	Service & Equipment	3,675,487	3,323	—
Extraction Oil & Gas, Inc., Common Equity	(k)(r)(z)	Upstream	1,140,637	11,250	16,323
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(k)(q)(r)(aa)	Upstream	66,000	66,000	19,140
FourPoint Energy, LLC, Common Equity, Class D Units	(k)(q)(r)(aa)	Upstream	12,374	8,176	3,619
FourPoint Energy, LLC, Common Equity, Class E-II Units	(i)(r)(aa)	Upstream	150,937	37,734	43,395
FourPoint Energy, LLC, Common Equity, Class E-III Units	(i)(k)(q)(r)(aa)	Upstream	222,750	55,688	64,598
Industrial Group Intermediate Holdings, LLC, Common Equity	(k)(q)(r)	Service & Equipment	472,755	473	709
JSS Holdco, LLC, Net Profits Interest	(r)	Service & Equipment	N/A	—	103
Lusk Operating LLC, Common Equity	(r)(u)(bb)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(k)(q)(r)	Service & Equipment	490,213	490	—
PDI Parent LLC, Common Equity	(r)	Power	1,384,615	1,385	1,454
Ridgeback Resources Inc., Common Equity	(k)(l)(m)(r)(w)(aa)	Upstream	9,599,928	58,985	58,284
SandRidge Energy, Inc., Common Equity	(h)(l)(m)(o)(r)(z)	Upstream	1,009,878	22,542	21,278
Sunnova Energy Corp., Common Equity	(r)	Power	6,667,368	25,026	—
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(r)(x)	Service & Equipment	3,750,000	6,029	2,062
TE Holdings, LLC, Common Equity	(i)(r)	Upstream	2,225,950	18,921	3,617
The Brock Group, Inc., Common Equity	(j)(r)	Service & Equipment	786,094	15,617	16,390
Titan Energy, LLC, Common Equity	(k)(r)(z)(aa)	Upstream	555,496	17,554	844
Total Safety Holdings, LLC, Common Equity	(j)(r)	Service & Equipment	12,897	4,707	4,659
Warren Resources, Inc., Common Equity	(l)(r)(aa)	Upstream	4,415,749	20,754	7,507
White Star Petroleum Holdings, LLC, Common Equity	(i)(r)	Upstream	4,867,084	4,137	3,650
Total Equity/Other				495,842	333,419
TOTAL INVESTMENTS—134.8%				$4,357,766	3,996,705
LIABILITIES IN EXCESS OF OTHER ASSETS—(34.8%)					(1,030,663)
NET ASSETS—100.0%					$2,966,042

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

(d)
Investments classified as Level 3 in the Company’s fair value hierarchy whereby fair value was determined by the Company’s board of trustees, unless otherwise noted (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(f)
Security or portion thereof held within FSEP Term Funding, LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(g)
Position or portion thereof unsettled as of December 31, 2017.

(h)
Security or portion thereof held within Berwyn Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNP. Securities held within Berwyn Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 9).

(i)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(j)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Goldman Sachs Bank USA (see Note 9).

(k)
Security or portion thereof held within Foxfields Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Fortress Credit Co LLC (see Note 9).

(l)
Security or portion thereof held within Bryn Mawr Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Barclays Bank PLC (see Note 9).

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

(o)
Security or portion thereof held within Berwyn Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNP (see Note 9). As of December 31, 2017, the fair value of securities rehypothecated by BNP was $279,961.

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

(z)
Security is classified as Level 1 in the Company’s fair value hierarchy (See Note 8).

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
Preferred Equity
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
The Company is managed by FS/EIG Advisor, LLC, or FS/EIG Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the FS/EIG investment advisory agreement. FS/EIG Advisor oversees the management of the Company’s operations and is responsible for making investment decisions with respect to the Company’s portfolio. GSO Capital Partners LP, or GSO, resigned as the Company’s investment sub-adviser and terminated the investment sub-advisory agreement, dated April 28, 2011, or the investment sub-advisory agreement, that FS Investment Advisor, LLC, or FS Advisor, had entered into with GSO, effective April 9, 2018. The FS/EIG investment advisory agreement replaced the investment advisory and administrative services agreement, dated April 28, 2011, as amended by the first amendment to the investment advisory and administrative services agreement, dated August 10, 2012, or the FS Advisor investment advisory agreement, by and between the Company and FS Advisor.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents:   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.
Valuation of Portfolio Investments:   The Company determines the fair value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of trustees. In connection with that determination, FS/EIG Advisor provides the Company’s board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•
the Company’s quarterly fair valuation process begins with FS/EIG Advisor’s management team reviewing and documenting preliminary valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•
FS/EIG Advisor’s management team then provides the valuation committee of the Company’s board of trustees, or the valuation committee, with the preliminary valuations for each portfolio company or investment;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and FS/EIG Advisor’s management team, together with the Company’s independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that the Company’s board of trustees approve its fair valuations; and

•
the Company’s board of trustees discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/EIG Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

making its determination of fair value, the Company’s board of trustees may use any approved independent third-party pricing or valuation services. However, the Company’s board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/EIG Advisor or any approved independent third-party valuation or pricing service that the Company’s board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor’s management team, any approved independent third-party valuation services and the Company’s board of trustees may consider when determining the fair value of the Company’s investments.
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.
For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.
The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of trustees, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.
FS/EIG Advisor’s management team, any approved independent third-party valuation services and the Company’s board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/EIG Advisor’s management team, any approved independent third-party valuation services and the Company’s board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of trustees, in consultation with FS/EIG Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of trustees subsequently values these warrants or other equity securities received at their fair value.
Swaps contracts typically will be valued at their daily prices obtained from an independent third party. The aggregate settlement values and notional amounts of the swap contracts will not be recorded in the statements of assets and liabilities. Fluctuations in the value of the swap contracts will be recorded in the

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

statements of assets and liabilities as gross assets and gross liabilities and in the statements of operations as unrealized appreciation (depreciation) until closed, when they will be recorded as net realized gain (loss).
The fair values of the Company’s investments are determined in good faith by the Company’s board of trustees. The Company’s board of trustees is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of trustees has delegated day-to-day responsibility for implementing its valuation policy to FS/EIG Advisor’s management team, and has authorized FS/EIG Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of trustees. The valuation committee is responsible for overseeing FS/EIG Advisor’s implementation of the valuation process.
Revenue Recognition:   Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, it did not recognize a cumulative effect on shareholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the year ended December 31, 2018, the Company recognized $915 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.
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
Capital Gains Incentive Fee:   Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. The terms of the incentive fee on capital gains were substantially similar under the FS Advisor investment advisory agreement.
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
Swap Contracts:   The Company enters into swap contracts to economically hedge against the variability in cash flows associated with the sale of future crude oil and natural gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements. The Company’s fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume.
Income Taxes:   The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To maintain qualification as a RIC and maintain RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its shareholders, in respect of each tax year, dividends of an amount generally at least equal to 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regarding to any deduction for dividends paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes as dividends to its shareholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax treatment each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company will also be subject to nondeductible U.S. federal excise taxes if it does not timely distribute dividends each calendar year of an amount at least equal to the sum of 98% of ordinary income (taking into account certain deferrals and elections) for the calendar year, 98.2% of any capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of such calendar year, and any recognized and undistributed ordinary income from prior years for which it paid no income taxes. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
Uncertainty in Income Taxes:   The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, the Company did not incur any interest or penalties.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.
Distributions:   Distributions to the Company’s shareholders are recorded as of the record date. Subject to the discretion of the Company’s board of trustees and applicable legal restrictions, the Company

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Reclassifications:   Certain amounts in the consolidated financial statements for the years ended December 31, 2017 and 2016 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Recent Accounting Pronouncements:   In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement, Topic 820, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	—	$—	51,914,810	$388,426
Reinvestment of Distributions	18,007,138	118,191	25,383,052	186,471	25,722,629	180,011
Total Gross Proceeds	18,007,138	118,191	25,383,052	186,471	77,637,439	568,437
Commissions and Dealer Manager Fees	—	—	—	—	—	(33,699)
Net Proceeds to Company	18,007,138	118,191	25,383,052	186,471	77,637,439	534,738
Repurchases of Common Shares	(23,601,106)	(156,658)	(19,500,012)	(143,659)	(9,685,608)	(67,307)
Net Proceeds from Share Transactions	(5,593,968)	$(38,467)	5,883,040	$42,812	67,951,831	$467,431

During the period from January 1, 2019 to March 21, 2019, the Company issued 2,948,925 common shares pursuant to its distribution reinvestment plan for gross proceeds of  $17,988 at an average price per share of  $6.10.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2018, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 6, 2016	2,716,924	100%	0.73%	$6.750	$18,339
March 31, 2016	April 6, 2016	2,196,742	100%	0.56%	$6.345	13,938
June 30, 2016	July 6, 2016	1,788,021	100%	0.43%	$7.200	12,874
September 30, 2016	October 5, 2016	2,983,921	100%	0.69%	$7.425	22,156
Total		9,685,608				$67,307
Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.700	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.750	35,552
June 30, 2017	July 3, 2017	4,990,805	100%	1.12%	$7.200	35,934
September 30, 2017	October 2, 2017	7,682,421	100%	1.72%	$7.150	54,929
Total		19,500,012				$143,659
Fiscal 2018
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.700	$60,425
March 31, 2018	April 2, 2018	4,786,015	24%	1.08%	$6.550	31,348
June 30, 2018	July 2, 2018	4,554,498	20%	1.03%	$6.600	30,060
September 30, 2018	October 1, 2018	4,346,141	16%	0.99%	$6.650	28,902
Total		22,705,319				$150,735

(1)
On October 13, 2016, and in connection with the closing of its continuous public offering, the Company amended the terms of its share repurchase program, which was first effective for the Company’s quarterly repurchase offer for the fourth quarter of 2016 to provide that shares repurchased under the program would be repurchased at a price determined as described above. Prior to amending the share repurchase program, the Company offered to repurchase common shares at a price equal to 90% of the offering price in effect on the date of repurchase.

On January 2, 2019, the Company repurchased 4,568,195 common shares (representing 16% of common shares tendered for repurchase and 1.04% of the shares outstanding as of such date) at $6.10 per share for aggregate consideration totaling $27,866.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of the regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5,000 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in the regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. The Company conducted the first such repurchase and de minimis account liquidation after the Company’s second quarter 2018 share repurchase offer, pursuant to which, on July 19, 2018, the Company repurchased 659,593 common shares (representing 0.15% of the shares outstanding as of such date) at $6.60 per share

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

for aggregate consideration totaling $4,353. The Company conducted the second such repurchase and de minimis account liquidation after the Company’s third quarter 2018 share repurchase offer, pursuant to which, on October 10, 2018, the Company repurchased 236,194 common shares (representing 0.05% of the shares outstanding as of such date) at $6.65 per share for aggregate consideration totaling $1,570. The Company conducted the third such repurchase and de minimis account liquidation after the Company’s fourth quarter 2018 share repurchase offer, pursuant to which, on January 16, 2019, the Company repurchased 423,643 common shares (representing 0.10% of the shares outstanding as of such date) at $6.10 per share for aggregate consideration totaling $2,584.
Note 4. Related Party Transactions
Compensation of the Investment Adviser and Dealer Manager
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Effective April 9, 2018, FS/EIG Advisor agreed to waive incentive fees on income for a period ending December 31, 2018. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
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
FS/EIG Advisor may receive structuring fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the year ended December 31, 2018, $1,276 of structuring fees received by FS/EIG Advisor were waived against management fees.
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
The Company reimburses FS/EIG Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG, providing administrative services to the Company on behalf of FS/EIG Advisor. The Company reimburses FS/EIG Advisor no less than quarterly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/EIG

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company’s board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of trustees, among other things, compares the total amount paid to FS/EIG Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor. The FS/EIG investment advisory agreement is substantially similar to the FS Advisor investment advisory agreement.
Under the FS Advisor investment advisory agreement, the Company, either directly or through reimbursement to FS Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FS Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common shares, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.
Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FS Advisor for offering costs incurred by FS Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FS Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s common shares. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FS Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, were recorded as a reduction of capital. Commencing January 1, 2016, offering costs incurred by the Company were deferred and amortized as an expense over twelve months. Following the closing of the Company’s continuous public offering to new investors in November 2016, all deferred offering costs were expensed.
The dealer manager for the Company’s continuous public offering was FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FS Advisor and FS Investment Solutions, or the dealer manager agreement, FS Investment Solutions was entitled to receive sales commissions and dealer manager fees in connection with the sale of common shares in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers and financial representatives. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in November 2016.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement, FS/EIG investment advisory agreement and the dealer manager agreement during the years ended December 31, 2018, 2017 and 2016:
			Year Ended December 31,
Related Party	Source Agreement	Description	2018	2017	2016
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$68,799	$88,938	$76,580
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Subordinated Incentive Fee on Income(2)	—	$10,499	$5,774
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(3)	$3,717	$2,829	$3,870
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Offering Costs(4)	—	—	$3,548
FS Advisor and FS/EIG Advisor	Expense support and conditional reimbursement agreement	Expense Recoupment(5)	—	$2,858	—
FS Investment Solutions	Dealer manager agreement	Dealer Manager Fee(6)	—	—	$6,545

(1)
During the years ended December 31, 2018 and 2017, $68,282 and $73,143, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $5,945 and $14,816, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). The management fee amount shown in the table above for the year ended December 31, 2018 is shown net of management fees waived by FS/EIG Advisor of  $1,276 on account of upfront structuring fees received by FS/EIG Advisor. During the year ended December 31, 2016, $74,063 in base management fees were paid to FS Advisor. As of December 31, 2018, $16,406 in base management fees were payable to FS/EIG Advisor.

(2)
During the year ended December 31, 2018, the Company did not pay any amounts in subordinated incentive fees on income to FS Advisor or FS/EIG Advisor. During the year ended December 31, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. During the year ended December 31, 2016, $17,822 of subordinated incentive fees on income were paid to FS Advisor. As of December 31, 2018, the Company did not have any subordinated incentive fee on income payable to FS Advisor or FS/EIG Advisor.

(3)
During the years ended December 31, 2018, 2017 and 2016, $3,173, $2,638 and $3,704, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,580, $3,945 and $4,265, respectively, in administrative services expenses to FS Advisor and FS/EIG Advisor during the years ended December 31, 2018, 2017 and 2016.

(4)
During the year ended December 31, 2016, the Company incurred offering costs of  $4,675, of which $3,548 related to reimbursements to FS Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FS Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s common shares.

(5)
During the year ended December 31, 2017, the Company accrued $2,858 for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). During the year ended December 31, 2017, $2,858 of expense recoupments were paid to FS Advisor. As of December 31, 2018, the Company did not have any expense recoupments payable to FS Advisor or FS/EIG Advisor.

(6)
Represents aggregate dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers or financial representatives.

Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Company does, or of investment vehicles managed by the same personnel. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company may rely on FS/EIG Advisor to manage the Company’s day-to-day activities and to implement its investment strategy. FS/EIG Advisor, personnel of FS/EIG Advisor, and certain of their respective affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, FS/EIG Advisor, its personnel and certain of its affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or EIG. FS/EIG Advisor and its employees will devote only as much of its or their time to the Company’s business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS Investment Corporation (now FS KKR Capital Corp.), FS Investment Corporation II, FS Investment Corporation III, and FS Investment Corporation IV, or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.
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
During the year ended December 31, 2018, the Company did not accrue any expense reimbursements from FS Investments. During the year ended December 31, 2017, the Company accrued $31,260 for expense reimbursements that FS Investments had agreed to pay, including an offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of December 31, 2018, the Company had no reimbursements due from FS Investments. As of December 31, 2017, the Company had $5,945 of reimbursements due from FS Investments, which the Company offset against management fees payable by the Company to FS Advisor.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the year ended December 31, 2018, the Company did not pay any amounts in expense recoupments to FS Investments. As of December 31, 2018, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

The following table reflects the expense reimbursement payments from FS Investments to the Company as of December 31, 2018 that may become subject to repayment by the Company to FS Investments:
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
For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. As of December 31, 2018, the Company had no reimbursements due from FS/EIG Advisor.
FS Benefit Trust
On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the year ended December 31, 2016, FS Benefit Trust purchased $142 of the Company’s common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date. During the years ended December 31, 2018 and 2017, FS Benefit Trust did not purchase any of the Company’s common shares.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.7085	$288,982
2017	$0.7085	$312,694
2018	$0.5000	$219,047
Subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On November 6, 2018 and March 7, 2019, the Company’s board of trustees declared regular monthly cash distributions for January 2019 through March 2019 and April 2019 through June 2019, respectively, each in the amount of  $0.041667 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the year ended December 31, 2018 was funded through the reimbursement of operating expenses by FS Investments, EIG or FS/EIG Advisor. For the year ended December 31, 2017, portions of the Company’s distributions were funded through the reimbursement of expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

affiliates will reduce the distributions that shareholders would otherwise receive in the future. Any distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. During the year ended December 31, 2018, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. During the year ended December 31, 2017, the Company paid $2,858 in expense recoupments to FS Investments or its affiliates for expenses previously reimbursed or offset. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company’s expenses, 9% of the aggregate amount of distributions paid during the year ended December 31, 2017 would have been funded from offering proceeds or borrowings.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	219,047	100%	282,701	90%	273,529	95%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	1,591	1%	15,453	5%
Expense reimbursement from sponsor	—	—	28,402	9%	—	—
Total	$219,047	100%	$312,694	100%	$288,982	100%

(1)
During the years ended December 31, 2018, 2017 and 2016, 92.8%, 87.5% and 85.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.0%, 7.9% and 11.1%, respectively, was attributable to paid-in-kind, or PIK, interest and 4.2%, 4.6% and 3.5%, respectively, was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the years ended December 31, 2018, 2017 and 2016 was $225,559, $311,103 and $262,430, respectively. As of December 31, 2018 and 2017, the Company had $6,510 and $0, respectively, of undistributed ordinary income on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018	2017	2016
GAAP-basis net investment income	$185,223	$286,574	$231,647
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(11,451)	(22,840)	(5,791)
GAAP vs. tax-basis consolidation of certain subsidiaries	25,434	29,972	18,088
Income subject to tax not recorded for GAAP	25,211	17,419	13,834
Other miscellaneous differences	1,142	(22)	4,652
Tax-basis net investment income	$225,559	$311,103	$262,430

The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2018, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $29,050. During the year ended December 31, 2017, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $29,175.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2018	2017
Distributable ordinary income	$6,510	$—
Accumulated capital losses(1)	(550,356)	(427,687)
Other temporary differences	(178)	(198)
Net unrealized appreciation (depreciation) on investments, swap contracts and unrealized gain/loss on foreign currency(2)	(555,022)	(500,674)
Total	$(1,099,046)	$(928,559)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $16,101 and $534,255, respectively.

(2)
As of December 31, 2018 and 2017, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $107,658 and $104,844, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $662,680 and $605,518, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,296,629 and $4,557,977 as of December 31, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(555,022) and $(500,674) as of December 31, 2018 and 2017, respectively.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

As of December 31, 2018 and 2017, the Company had deferred tax assets of  $82,246 and $73,103, respectively, resulting primarily from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2018 and 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of  $82,246 and $73,103, respectively. For the years ended December 31, 2018 and 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the year ended December 31, 2018, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. Below is a summary of the Company’s open fixed price swap positions as of December 31, 2018. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	NYMEX WTI	447,787	$68.75
2020	NYMEX WTI	511,363	$65.12
2021	NYMEX WTI	132,918	$61.24
2022	NYMEX WTI	180,928	$57.96
2023	NYMEX WTI	168,518	$55.63
Swap Contracts—Natural Gas
Year	Location	MMBtu	Weighted Average Price ($/MMBtu)
2019	NYMEX Henry Hub	1,494,753	$2.88
2020	NYMEX Henry Hub	1,537,598	$2.64
2021	NYMEX Henry Hub	337,174	$2.55
2022	NYMEX Henry Hub	385,908	$2.55
2023	NYMEX Henry Hub	343,702	$2.58
In addition, the Company has entered into oil basis swap positions, which settle on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of December 31, 2018, the Company had the following oil basis swap positions for Argus LLS. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)

Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	Argus LLS/NYMEX WTI	447,774	$5.34
2020	Argus LLS/NYMEX WTI	511,357	$3.71
2021	Argus LLS/NYMEX WTI	132,912	$2.85
2022	Argus LLS/NYMEX WTI	180,921	$2.07
2023	Argus LLS/NYMEX WTI	168,512	$1.78
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of December 31, 2018 is as follows:
	Fair Value
Instrument	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$20,441	$672
Swap Contracts—Natural Gas	80	195
Total	$20,521	$867

(1)
Reflected on the Company’s consolidated balance sheets as: Unrealized appreciation on swap contracts..

(2)
Reflected on the Company’s consolidated balance sheets as: Unrealized depreciation on swap contracts.

The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the year ended December 31, 2018 was as follows:
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$1,383	$19,768
Swap Contracts—Natural Gas	(218)	(114)
Total	$1,165	$19,654

(1)
Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.

(2)
Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of December 31, 2018:
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)
BP Energy Company	$21,163	$672	$20,491
Macquarie Bank Limited	212	212	—
Total	$21,375	$884	$20,491

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)
BP Energy Company	$672	$672	$—
Macquarie Bank Limited	420	212	208
Total	$1,092	$884	$208

(1)
Net amount of derivative assets represents the net amount due to the Company from the counterparty in the event of default.

(2)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,231,279	$1,176,881	32%	$961,883	$924,926	23%
Senior Secured Loans—Second Lien	673,014	580,144	16%	860,470	796,524	20%
Senior Secured Bonds	497,970	491,916	13%	664,542	660,151	17%
Unsecured Debt	797,146	706,090	19%	1,229,790	1,203,524	30%
Preferred Equity	554,652	502,594	13%	145,239	78,161	2%
Equity/Other	494,442	264,327	7%	495,842	333,419	8%
	$4,248,503	$3,721,952	100%	$4,357,766	$3,996,705	100%

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
As of December 31, 2018, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2018, the Company held investments in nine portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (z) and (aa) to the consolidated schedule of investments as of December 31, 2018.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $86,983 and two preferred equity investments with aggregate

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

unfunded commitments of  $2,095. As of December 31, 2018, these unfunded preferred equity investments were Altus Power America Holdings, LLC and Rosehill Resources, Inc. As of December 31, 2017, the Company had four senior secured loan investments with aggregate unfunded commitments of  $90,662 and two preferred equity and equity/other investments with aggregate unfunded commitments of  $8,751. As of December 31, 2017, these preferred equity and equity/other investments were Altus Power America Holdings, LLC, preferred equity and Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,193,317	59%	$2,539,867	64%
Midstream	831,722	22%	441,189	11%
Downstream	—	—	47,831	1%
Power	426,812	12%	231,495	6%
Service & Equipment	216,443	6%	672,278	16%
Industrials(1)	53,658	1%	64,045	2%
Total	$3,721,952	100%	$3,996,705	100%

(1)
FS/EIG Advisor continuously monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the year ended December 31, 2018, ten investments had their industries re-classified from Service & Equipment to Industrials.

Note 8. Fair Value of Financial Instruments
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

As of December 31, 2018 and 2017, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	December 31, 2018	December 31, 2017
Level 1—Price quotations in active markets	$24,451	$38,445
Level 2—Significant other observable inputs	1,148,071	—
Level 3—Significant unobservable inputs	2,549,430	3,958,260
Total	$3,721,952	$3,996,705

As of December 31, 2018, the Company’s swap contracts were categorized in the table below. As of December 31, 2017, the Company did not hold any swap contracts.
Valuation Inputs	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	20,521	867
Level 3—Significant unobservable inputs	—	—
Total	$20,521	$867

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of trustees determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. In determining the fair values of swap contracts, the Company utilized an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

The following is a reconciliation for the years ended December 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period	$924,926	$796,524	$660,151	$1,203,524	$78,161	$294,974	$3,958,260
Accretion of discount (amortization of premium)	917	1,621	2,743	78	4,397	—	9,756
Net realized gain (loss)	(21,098)	731	55	—	(82)	(19)	(20,413)
Net change in unrealized appreciation (depreciation)	(2,177)	(48,020)	(13,769)	(3,719)	24,607	(55,597)	(98,675)
Purchases	312,733	104,801	—	12,948	415,370	7,403	853,255
Paid-in-kind interest	1,772	4,534	1,804	1,343	710	—	10,163
Sales and repayments	(190,033)	(84,904)	(22,978)	(65,000)	(10,978)	—	(373,893)
Net transfers in or out of Level 3(1)	(265,915)	(236,115)	(171,431)	(1,093,268)	(14,018)	(8,276)	(1,789,023)
Fair value at end of period	$761,125	$539,172	$456,575	$55,906	$498,167	$238,485	$2,549,430
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(20,289)	$(86,420)	$(13,731)	$(2,302)	$14,428	$(51,567)	$(159,881)

	For the Year Ended December 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period	$912,491	$873,869	$397,614	$1,043,167	$—	$636,571	$3,863,712
Accretion of discount (amortization of premium)	4,400	7,294	2,191	9,025	—	—	22,910
Net realized gain (loss)	(7,205)	(65,483)	801	(4,238)	—	(14,958)	(91,083)
Net change in unrealized appreciation (depreciation)	(1,645)	10,947	(13,493)	(20,336)	(79,591)	(184,757)	(288,875)
Purchases	397,162	428,871	347,091	621,372	13,412	42,355	1,850,263
Paid-in-kind interest	12,854	14,222	859	1,295	—	3,751	32,981
Sales and repayments	(393,131)	(473,196)	(74,912)	(446,761)	—	(43,648)	(1,431,648)
Net transfers in or out of Level 3(2)	—	—	—	—	144,340	(144,340)	—
Fair value at end of period	$924,926	$796,524	$660,151	$1,203,524	$78,161	$294,974	$3,958,260
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$1,089	$7,011	$(12,818)	$(5,215)	$(73,583)	$(16,893)	$(100,409)

(1)
As of June 30, 2018, the Company determined to classify investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. Transfers in or out of Level 3 were deemed to have occurred at the beginning of the period.

(2)
As of December 31, 2018, the Company determined to reclassify in the schedule of investments in certain investments from equity/other to preferred equity. Transfers in or out were deemed to have occurred at the beginning of the period.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2018 and 2017 were as follows:
Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$726,328	Market Comparables	Market Yield (%)	9.3%–17.5%	11.6%
			EBITDA Multiples (x)	5.5x–8.0x	6.1x
			Proved Reserves Multiples (Mmboe)	$5.7–$7.3	$6.5
			PV-10 Multiples (x)	0.5x–0.5x	0.5x
	34,797	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	519,478	Market Comparables	Market Yield (%)	8.9%–13.8%	10.9%
	7,283	Discounted Cash Flow	Discount Rate (%)	10.0%–11.0%	10.5%
	12,411	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	456,575	Market Comparables	Market Yield (%)	9.4%–13.6%	10.0%
Unsecured Debt	55,906	Market Comparables	Market Yield (%)	11.0%–15.3%	13.2%
			PV-10 Multiples (x)	0.9x–1.1x	1.0x
Preferred Equity	383,625	Market Comparables	Market Yield (%)	10.0%–18.8%	10.5%
			EBITDA Multiples (x)	7.5x–12.0x	10.8x
			Proved Reserves Multiples (Mmboe)	$6.7–$6.7	$6.7
	108,018	Discounted Cash Flow	Discount Rate (%)	14.0%–18.0%	15.8%
	6,524	Other(2)	Other(2)	N/A	N/A
Equity/Other	220,605	Market Comparables	EBITDA Multiples (x)	0.2x–9.0x	6.5x
			Production Multiples (Mboe/d)	$25,000.0–$38,750.0	$29,476.4
			Proved Reserves Multiples (Mmboe)	$3.5–$13.8	$6.7
			Production Multiples (MMcfe/d)	$4,100.0–$4,600.0	$4,350.0
			Proved Reserves Multiples (Bcfe)	1.2x–1.3x	1.2x
			PV-10 Multiples (x)	0.5x–2.3x	1.2x
			Capacity Multiple ($/kW)	$1,875.0–$2,125.0	$2,000.0
	5,294	Discounted Cash Flow	Discount Rate (%)	11.8%–31.0%	13.5%
	890	Option Valuation Model	Volatility (%)	26.0%–34.0%	30.0%
	11,696	Other(2)	Other(2)	N/A	N/A
Total	$2,549,430

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$560,200	Market Comparables	Market Yield (%)	8.0%–13.0%	10.4%
			EBITDA Multiples (x)	5.3x–8.0x	6.4x
			Proved Reserves Multiples (Mmboe)	$5.8–$6.3	$6.0
			PV-10 Multiples (x)	0.4x–0.5x	0.4x
	273,133	Market Quotes	Indicative Dealer Quotes	71.3%–102.0%	98.4%
	91,593	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	588,486	Market Comparables	Market Yield (%)	8.5%–20.7%	11.9%
			EBITDA Multiples (x)	6.0x–6.5x	6.3x
	14,850	Cost	Cost	100.0%–100.0%	100.0%
	193,188	Market Quotes	Indicative Dealer Quotes	31.0%–101.3%	92.6%
Senior Secured Bonds	488,721	Market Comparables	Market Yield (%)	7.7%–12.3%	8.9%
			Production Multiples (Mboe/d)	$42,250.0–$44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3–$11.3	$10.8
			PV-10 Multiples (x)	0.8x–0.8x	0.8x
			EBITDA Multiples (x)	4.8x–5.3x	5.0x
	171,430	Market Quotes	Indicative Dealer Quotes	73.0%–107.8%	89.1%
Unsecured Debt	110,255	Market Comparables	Market Yield (%)	11.0%–14.8%	11.4%
			PV-10 Multiples (x)	1.2x–1.2x	1.2x
	1,093,269	Market Quotes	Indicative Dealer Quotes	50.0%–120.2%	100.7%
Preferred Equity	58,830	Market Comparables	Market Yield (%)	15.3%–15.8%	15.5%
			EBITDA Multiples (x)	8.5x–13.3x	10.2x
			Proved Reserves Multiples (Mmboe)	$8.4–$8.4	$8.4
	14,018	Market Quotes	Indicative Dealer Quotes	$9.3–$9.8	$9.5
	5,313	Other(2)	Other(2)	N/A	N/A
Equity/Other	270,396	Market Comparables	EBITDA Multiples (x)	6.5x–23.5x	8.0x
			Production Multiples (Mboe/d)	$32,500.0–$51,250.0	$37,007.0
			Proved Reserves Multiples (Mmboe)	$8.3–$11.3	$9.1
			Production Multiples (MMcfe/d)	$5,000.0–$5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8–$2.0	$1.9
			PV-10 Multiples (x)	0.8x–2.6x	2.0x
			Capacity Multiple ($/kW)	$2,000.0–$2,250.0	$2,125.0
	1,692	Discounted Cash Flow	Discount Rate (%)	11.0%–30.5%	12.2%
	103	Option Valuation Model	Volatility (%)	30.0%–30.0%	30.0%
	8,276	Market Quotes	Indicative Dealer Quotes	$1.5–$372.5	$81.7
	14,507	Other(2)	Other(2)	N/A	N/A
Total	$3,958,260

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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of December 31, 2018 and 2017:
	As of December 31, 2018
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

(2)
As of December 31, 2018, the fair value of the Senior Secured Notes was approximately $480,702. These valuations are considered Level 2 valuations within the fair value hierarchy.

(3)
This facility generally was terminable upon 270 days’ notice by either party. As of December 31, 2017, neither party had provided notice of its intent to terminate the facility.

(4)
As described below, borrowings under the Fortress facility accrued interest at a rate equal to LIBOR plus 5.00%, subject to a floor of 0.75%.

For the years ended December 31, 2018, 2017 and 2016 the components of total interest expense for the Company’s financing arrangements were as follows:
	Year Ended December 31,
	2018			2017			2016
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Facility	$25,359	$587	$25,946	$14,251	$412	$14,663	$—	$—	$—
JPMorgan Facility	4,686	543	5,229	—	—	—	—	—	—
Senior Secured Notes	14,063	1,483	15,546	—	—	—	—	—	—
Barclays Credit Facility	236	196	432	460	58	518	238	29	267
BNP Facility	5,016	—	5,016	6,696	—	6,696	3,173	—	3,173
Deutsche Bank Credit Facility	6,378	524	6,902	9,111	1,153	10,264	6,609	1,145	7,754
Fortress Facility	6,726	884	7,610	9,494	273	9,767	6,503	270	6,773
Goldman Repurchase Financing	—	—	—	4,305	91	4,396	11,927	129	12,056
Natixis Credit Facility	—	—	—	750	342	1,092	2,217	1,044	3,261
Wells Fargo Credit Facility	—	—	—	530	1,360	1,890	3,252	590	3,842
Total	$62,464	$4,217	$66,681	$45,597	$3,689	$49,286	$33,919	$3,207	$37,126

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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

For the years ended December 31, 2018, 2017 and 2016 the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:
For the Years Ended December 31,	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)
2016	$32,637	$918,992	3.85%	3.69%
2017	$43,892	$1,055,139	4.24%	4.32%
2018	$52,269	$1,063,699	6.81%	5.87%

(1)
Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any.

Goldman Facility
On April 19, 2017, Gladwyne Funding, LLC, or Gladwyne Funding, the Company’s wholly-owned, special-purpose financing subsidiary, entered into a Credit Agreement with Goldman Sachs Bank U.S.A., or Goldman, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator, or the Goldman Facility. Under the Goldman Facility, as amended, Gladwyne Funding has borrowed term loans in the amount of  $425,000. The interest rate on borrowings under the Goldman Facility is three-month LIBOR plus 372 basis points per annum. The Goldman Facility will mature, and all outstanding principal and accrued and unpaid interest thereunder, will be due and payable, on September 15, 2019. Gladwyne Funding’s obligations to Goldman under the Goldman Facility are secured by a first priority security interest in substantially all of the assets of Gladwyne Funding, including its portfolio of assets. The obligations of Gladwyne Funding under the Goldman Facility are non-recourse to the Company, and the Company’s exposure under the Goldman Facility is limited to the value of the Company’s investment in Gladwyne Funding.
If the Goldman Facility is accelerated prior to its stated maturity date due to an event of default or all or a portion of the borrowings are prepaid, then Gladwyne Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the spread over LIBOR (372 basis points per annum) that would have been payable to Goldman on the subject borrowings through the facility’s maturity date had the acceleration or prepayment not occurred.
Pursuant to the Goldman Facility, Gladwyne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman Facility contains events of default and termination events customary for similar financing transactions.
The Company incurred costs in connection with obtaining the Goldman Facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman Facility. As of December 31, 2018, $415 of such deferred financing costs had yet to be amortized to interest expense.
JPMorgan Facility
On August 16, 2018, the Company entered into that certain Senior Secured Credit Agreement, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, or the JPMorgan Facility. The JPMorgan Facility, as amended, provides for borrowings in an aggregate amount of up to $620,000, consisting of  (i) up to $413,333 of revolving loans available in U.S. dollars and certain agreed upon foreign

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

currencies and (ii) $206,667 of term loans in U.S. dollars. The JPMorgan Facility provides for a revolving period through February 16, 2022, during which the Company is permitted to borrow, repay and re-borrow the revolving loans. Obligations under the JPMorgan Facility mature on February 16, 2023.
The initial proceeds of the JPMorgan Facility, together with proceeds of the Notes, described under “—7.500% Senior Secured Notes due 2023,” were used in part to prepay in full all loans outstanding as of August 16, 2018 under (i) the Barclays Credit Facility, described under “—Barclays Credit Facility,” (ii) the BNP Facility, described under “—BNP Facility,” (iii) the Deutsche Bank Credit Facility, described under “—Deutsche Bank Credit Facility,” and (iv) the Fortress Facility, described under “—Fortress Facility.”
The interest under the JPMorgan Facility (i) for loans bearing interest by reference to the eurocurrency rate is 275 basis points per annum plus the one-, two-, three- or six-month adjusted eurocurrency rate, as elected by the Company from time to time, and (ii) for loans bearing interest by reference to the base rate is 175 basis points per annum plus the greater of  (a) the U.S. Prime Rate on such date, (b) the Federal Reserve Bank of New York Rate for such day plus 50 basis points per annum, (c) the adjusted eurocurrency rate for a one-month interest period on such day plus 100 basis points, and (d) 100 basis points per annum. Interest is payable in arrears at the end of each interest period (or at three-month intervals for interest periods longer than three months) for eurocurrency borrowings and quarterly for base rate borrowings. In addition, during the revolving period, the Company pays a commitment fee at a rate equal to 50 basis points on the average daily undrawn revolving commitment.
The Company’s obligations under the JPMorgan Facility are secured, subject to certain exceptions, by (i) a first priority security interest in (a) the Credit Facility First Priority Collateral and (b) the Shared Collateral, and (ii) a second priority security interest in the Notes First Priority Collateral, each as defined in the Senior Secured Credit Agreement.
Pursuant to the JPMorgan Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type, including the following financial covenants: (a) the Company must maintain a minimum shareholder’s equity, measured as of each fiscal quarter end, and (b) the Company must maintain at all times a 200% asset coverage ratio.
The JPMorgan Facility provides for events of default customary for financings of this type. Upon the occurrence of certain events of default, JPMorgan, at the instruction of the lenders, may terminate any remaining commitments and declare the outstanding loans and other obligations under the JPMorgan Facility immediately due and payable. Upon the occurrence of events of default related to bankruptcy, insolvency and similar events, the commitments will automatically terminate and the outstanding loans and other obligations under the JPMorgan Facility will become immediately due and payable. During the continuation of certain events of default and subject, in certain cases, to the instructions of the Lenders, the Company must pay interest at a default rate.
The Company incurred costs in connection with obtaining the JPMorgan Facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2018, $6,050 of such deferred financing costs had yet to be amortized to interest expense.
7.500% Senior Secured Notes due 2023
On August 16, 2018, the Company, U.S. Bank National Association, or U.S Bank, as trustee, and certain subsidiaries of the Company, entered into an Indenture relating to the Company’s issuance of $500,000 aggregate principal amount of its 7.500% Senior Secured Notes due 2023, or the Notes.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

The proceeds of the Notes, together with the initial proceeds of JPMorgan Facility, were used in part to prepay in full all loans outstanding as of August 16, 2018 under (i) the Barclays Credit Facility, described under “—Barclays Credit Facility,” (ii) the BNP Facility, described under “—BNP Facility,” (iii) the Deutsche Bank Credit Facility, described under “—Deutsche Bank Credit Facility,” and (iv) the Fortress Facility, described under “—Fortress Facility.”
The Notes will mature on August 15, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes bear interest at a rate of 750 basis points per annum, calculated on the basis of a 360-day year comprised of twelve 30-day periods, accruing from August 16, 2018. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019.
The Notes are general senior secured obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future unsubordinated indebtedness and other liabilities. The Notes are secured, subject to certain exceptions, by (i) a first priority security interest in (a) the Secured Notes First Priority Collateral and (b) the Shared Collateral, and (ii) a second priority security interest in the Credit Facility First Priority Collateral, each as defined in the Indenture.
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
The Company incurred costs in connection with obtaining the Notes, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Notes. As of December 31, 2018, $9,146 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the Notes, the Company has charged a discount against the carrying amount of such notes. As of December 31, 2018, $9,369 of such discount had yet to be amortized to interest expense.
Barclays Credit Facility
On August 16, 2018, in connection with the Company entering into the JPMorgan Facility and issuing the Notes, Bryn Mawr Funding LLC, or Bryn Mawr Funding, the Company’s wholly-owned subsidiary, repaid and terminated the revolving credit facility, or the Barclays Credit Facility, which Bryn Mawr Funding originally entered into on May 18, 2016, with Barclays Bank PLC, or Barclays, as administrative agent, and the lenders from time to time party thereto. The Barclays Credit Facility provided for revolving borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $100,000. Prior to its termination, borrowings under the Barclays Credit Facility accrued interest at a rate equal to (i) for loans for which Bryn Mawr Funding elected the eurocurrency option, LIBOR plus 325 basis points per annum; and (ii) for loans for which Bryn Mawr Funding elected the base rate option, 225 basis points per annum plus the greatest of  (a) the U.S. Prime Rate, (b) the federal funds effective rate for such day plus 50 basis points, (c) three-month LIBOR plus 100 basis points per annum and (d) zero.
BNP Facility
On August 16, 2018, in connection with the Company entering into the JPMorgan Facility and issuing the Notes, Berwyn Funding LLC, or Berwyn Funding, the Company’s wholly-owned subsidiary, repaid and terminated the committed credit facility, or the BNP Facility, which Berwyn Funding originally entered into

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

on December 11, 2013, with BNP Paribas Prime Brokerage International, Ltd, as assignee of BNP Paribas Prime Brokerage, Inc., or BNP. The BNP Facility provided for borrowings in an aggregate principal amount up to $300,000 on a committed basis. Prior to the termination of the BNP Facility, borrowings accrued interest at a rate equal to three-month LIBOR plus 135 basis points per annum.
Deutsche Bank Credit Facility
On August 16, 2018, in connection with the Company entering into the JPMorgan Facility and issuing the Notes, FSEP Term Funding, LLC, or FSEP Funding, the Company’s wholly-owned subsidiary, repaid and terminated the committed credit facility, or the Deutsche Bank Credit Facility, which FSEP Funding originally entered into on June 24, 2011, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent and the lenders party thereto. The Deutsche Bank Credit Facility provided for borrowings in an aggregate principal amount up to $150,000 on a committed basis. Prior to the termination of the Deutsche Bank Credit Facility, borrowings accrued interest at a rate equal to three-month LIBOR plus 225 basis points per annum.
Fortress Facility
On August 16, 2018, in connection with the Company entering into the JPMorgan Facility and issuing the Notes, Foxfields Funding, LLC, or Foxfields Funding, the Company’s wholly-owned subsidiary, repaid and terminated the senior secured multiple draw term loan facility, or the Fortress Facility, which Foxfields Funding originally entered into on November 6, 2015, with Fortress as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress Facility provided for borrowings in an aggregate principal amount up to $155,000 on a committed basis. Prior to the termination of the Fortress Facility, borrowings accrued interest at a rate equal to (i) for loans bearing interest by reference to LIBOR, LIBOR (subject to a floor of 75 basis points) plus 500 basis points per annum, and (ii) for loans bearing interest by reference to the base rate, 400 basis points per annum plus the greater of: (a) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” and (b) 175 basis points per annum.
Goldman Repurchase Financing
On September 11, 2014, through its two wholly-owned, special-purpose financing subsidiaries, Gladwyne Funding and Strafford Funding LLC, or Strafford Funding, the Company entered into a debt financing arrangement with Goldman, which was subsequently twice amended, or the Goldman Repurchase Financing. Prior to its termination on April 19, 2017, the amount borrowed under the Goldman Repurchase Financing was $325,000. On April 19, 2017, in connection with Gladwyne Funding entering into the Goldman Facility, (i) all of the floating rate notes issued by Gladwyne Funding to Strafford Funding were canceled and the indenture under which the floating rate notes were issued was discharged, (ii) the master repurchase agreement between Strafford Funding and Goldman and each transaction thereunder was terminated and (iii) accordingly, the Goldman Repurchase Financing was prepaid in full and terminated.
Natixis Credit Facility
On August 2, 2017, Energy Funding LLC, or Energy Funding, the Company’s wholly-owned, special-purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Natixis Credit Facility, which Energy Funding originally entered into on July 11, 2015 with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo Bank, National Association, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis Credit

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

Facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. Prior to its termination, borrowings under the Natixis Credit Facility accrued interest at a rate equal to the applicable commercial paper rate plus 225 basis points per annum.
Wells Fargo Credit Facility
On July 27, 2017 and July 28, 2017, Wayne Funding LLC, or Wayne Funding, the Company’s wholly-owned, special purpose financing subsidiary, repaid and terminated, respectively, the revolving credit facility, or the Wells Fargo Credit Facility, which Wayne Funding originally entered into on September 9, 2014 with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, as the collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount up to $60,000 on a committed basis. Prior to the termination of the Wells Fargo Credit Facility, borrowings accrued interest at a rate equal to three-month LIBOR plus a spread ranging between 250 and 275 basis points per annum, depending on the composition of the portfolio of assets for the relevant period.
Note 10. Commitments and Contingencies
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
See Note 4 for a discussion of the Company’s commitments to FS Advisor, FS/EIG Advisor and its affiliates (including FS Investments) and Note 7 for a discussion of the Company’s unfunded commitments.
Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit (Exclude Bank Loans)(4)
2014	$1,090,413	3.35	—	N/A
2015	$1,040,494	3.32	—	N/A
2016	$873,665	4.83	—	N/A
2017	$1,220,000	3.43	—	N/A
2018	$1,131,667	3.34	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the year presented.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Senior Securities Asset Coverage (Continued)

(2)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)
Not applicable because senior securities are not registered for public trading on an exchange.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.
	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:(1)
Net asset value, beginning of year	$6.65	$7.61	$6.50	$8.57	$9.66
Results of operations(2)
Net investment income	0.42	0.65	0.57	0.67	0.74
Net realized and unrealized appreciation (depreciation) on investments, swaps and gain/loss on foreign currency	(0.56)	(0.90)	1.25	(2.18)	(1.46)
Net increase (decrease) in net assets resulting from operations	(0.14)	(0.25)	1.82	(1.51)	(0.72)
Shareholder distributions(3)
Distributions from net investment income	(0.50)	(0.71)	(0.67)	(0.67)	(0.62)
Distributions from net realized gain on investments	—	—	—	(0.04)	(0.07)
Distributions representing return of capital	—	(0.00)	(0.04)	—	—
Net decrease in net assets resulting from shareholder distributions	(0.50)	(0.71)	(0.71)	(0.71)	(0.69)
Capital share transactions
Issuance of common shares(4)	—	—	—	0.18	0.35
Repurchases of common shares(5)	—	—	—	—	—
Offering costs(2)	—	—	—	(0.03)	(0.03)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	0.15	0.32
Net asset value, end of year	$6.01	$6.65	$7.61	$6.50	$8.57
Shares outstanding, end of year	440,451,167	446,045,135	440,162,095	372,210,264	299,394,371
Total return(6)	(2.49)%	(3.65)%	29.53%	(17.34)%	(4.79)%
Total return (without assuming reinvestment of distributions)(6)	(2.11)%	(3.29)%	28.00%	(15.87)%	(4.14)%
Ratio/Supplemental Data:
Net assets, end of year	$2,648,186	$2,966,042	$3,348,894	$2,417,861	$2,565,721
Ratio of net investment income to average net assets(7)	6.40%	8.82%	8.19%	8.31%	7.71%
Ratio of total expenses to average net assets(7)	5.19%	4.94%	4.88%	5.55%	5.07%
Portfolio turnover	51.25%	34.08%	35.85%	22.70%	35.55%
Total amount of senior securities outstanding, exclusive of treasury securities(8)	$1,131,667	$1,220,000	$873,665	$1,040,494	$1,090,413
Asset coverage per unit(9)	3.34	3.43	4.83	3.32	3.35

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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights (Continued)

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common shares at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s issuance of common shares was an increase in net asset value of less than $0.01 per share during each year.

(5)
The per share impact of the Company’s repurchases of common shares is a reduction to net asset value of less than $0.01 per share during each year.

(6)
The total return for each year presented was calculated based on the change in net asset value during the applicable year, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year and dividing the total by the net asset value per share at the beginning of the applicable year. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company’s common shares. The total returns include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous year should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable year and do not represent actual returns to shareholders.

(7)
Weighted average net assets during the applicable years are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Ratio of subordinated income incentive fees to average net assets	—	0.32%	0.20%	1.13%	1.41%
Ratio of interest expense to average net assets	2.30%	1.52%	1.31%	1.12%	0.84%
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$85,592	$80,341	$78,072	$89,973
Operating expenses
Total expenses	41,276	39,015	34,155	35,585
Less: Management fee waiver	(1,276)	—	—	—
Net expenses	40,000	39,015	34,155	35,585
Net investment income	45,592	41,326	43,917	54,388
Realized and unrealized gain (loss)	(240,943)	45,969	43,004	(93,595)
Net increase (decrease) in net assets resulting from operations	$(195,351)	$87,295	$86,921	$(39,207)
Per share information—basic and diluted
Net investment income	$0.10	$0.09	$0.10	$0.13
Net increase (decrease) in net assets resulting from operations	$(0.45)	$0.20	$0.20	$(0.09)
Weighted average shares outstanding	438,199,742	438,931,809	439,286,145	439,924,494

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$98,799	$101,071	$102,640	$116,246
Operating expenses
Total expenses	38,611	38,139	37,376	46,458
Less: Expense reimbursement from sponsor	(5,945)	(7,095)	—	(18,220)
Add: Expense reimbursement due to sponsor	—	—	2,858	—
Net expenses	32,666	31,044	40,234	28,238
Net investment income	66,133	70,027	62,406	88,008
Realized and unrealized gain (loss)	(160,738)	(1,053)	(211,264)	(26,489)
Net increase (decrease) in net assets resulting from operations	$(94,605)	$68,974	$(148,858)	$61,519
Per share information—basic and diluted
Net investment income	$0.15	$0.16	$0.14	$0.20
Net increase (decrease) in net assets resulting from operations	$(0.21)	$0.16	$(0.34)	$0.14
Weighted average shares outstanding	442,770,887	443,940,981	443,232,133	440,957,676

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Our internal control over financial reporting includes those policies and procedures that:
1.
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of trustees; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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
Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 73.
Changes in Internal Control Over Financial Reporting
During our fourth quarter of 2018, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.

PART III
Item 10.
Trustees, Executive Officers and Corporate Governance.

Board of Trustees
The role of the Company’s board of trustees (the “Board”) is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for the shareholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.
The Board is currently comprised of eight trustees, six of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or FS/EIG Advisor, and are “independent” as defined in Rule 5605(a)(2) of The NASDAQ Stock Market LLC. These individuals are referred to as the Company’s independent trustees (the “Independent Trustees”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Trustees are referred to as interested trustees (the “Interested Trustees”).
Trustees
Information regarding the Board is set forth below. We have divided the trustees into two groups—Interested Trustees and Independent Trustees. The address for each trustee is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
Name	Age	Trustee Since	Expiration of Term
Interested Trustees(1)
Michael C. Forman	58	2010	2019
William C. Sonneborn	49	2018	2019
Independent Trustees
Sidney R. Brown	61	2011	2019
Stephen T. Burdumy	61	2018	2019
Gregory P. Chandler	52	2010	2019
Richard I. Goldstein	58	2011	2019
Charles P. Pizzi	68	2012	2019
Pedro A. Ramos	54	2018	2019

(1)
“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Sonneborn are each an “interested person” because of their affiliation with FS/EIG Advisor.

Interested Trustees
Michael C. Forman is chairman and chief executive officer of FS Investments and has been leading the company since founding it in 2007. He has served as the chairman and chief executive officer of FS/EIG Advisor since its inception. Mr. Forman also currently serves as chairman and chief executive officer of the Company and has served in such capacity since the Company’s inception. Mr. Forman previously served as President of the Company from inception through April 2018. Mr. Forman also serves as chairman, president and/or chief executive officer of certain other investment advisers affiliated with FS Investments and funds sponsored by FS Investments. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries.

Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.
Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including FS/EIG Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and FS/EIG Advisor’s chief executive officer make him a significant asset to the Company.
William C. Sonneborn is the President of the Company and FS/EIG Advisor and has served in such capacity since April 2018. Mr. Sonneborn is also the President of EIG Global Energy Partners (“EIG Partners”) and a member of its Investment and Executive Committees. Prior to joining EIG Partners, he was a partner of Kohlberg Kravis Roberts & Co. (“KKR”) and a member of KKR’s Management Committee. Mr. Sonneborn served as CEO of KKR Asset Management (the public markets side of KKR) as well as CEO and Director of KKR Financial Corporation (NYSE: KFN), a publicly traded specialty finance firm. He also sat on the board of Nephila Capital, a $10 billion Bermuda-based hedge fund in which KKR purchased a stake in 2013. Prior to joining KKR, he was with The TCW Group, Inc., most recently as President and Chief Operating Officer. Previously, he worked at Goldman, Sachs & Co. in New York and Hong Kong, where he focused on mergers & acquisitions for financial institutions. Mr. Sonneborn graduated with honors from Georgetown University. He is involved with a variety of non-profit organizations, serving as a director or trustee of the Georgetown University Board of Regents, the Georgetown University McDonough School of Business, and the Lucile Packard Foundation for Children’s Health at Stanford University.
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
Stephen T. Burdumy has served as the executive vice president, chief operating officer and chief financial officer of Transformative Pharmaceutical Solutions and of counsel at the law firm of Drinker Biddle & Reath LLP (“Drinker Biddle”) since April 1, 2016. Prior to that he served as a partner at Drinker Biddle since January 2002. Prior to joining Drinker Biddle, Mr. Burdumy was an attorney at Klehr Harrison Harvey Branzburg LLP (“Klehr Harrison”) from 1982 to 2002, including as a partner from 1988 to 2002. Mr. Burdumy was a member of the board of directors of the Philadelphia Alliance for Capital and Technologies from June 2010 to July 2012. Mr. Burdumy received a B.S.F.S. in International Economics with a concentration in International Finance and Commerce, cum laude, from Georgetown University, and a J.D. from the University of San Francisco Law School. Mr. Burdumy has extensive experience in corporate and securities law matters and has represented various public companies, privately-held businesses and private equity, venture capital and hedge funds, as well as investment managers, emerging companies and entrepreneurs. This experience has provided Mr. Burdumy, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Gregory P. Chandler has been chief financial officer of Emtec, Inc., a global information technology services provider, since May 2009. He has also been a member of Emtec Inc.’s board of directors since 2005 where he served as chairman of the audit committee from 2005 through 2009. He presently serves as a director and chairman of the audit committee of the RBB Funds and is a member of the board of the Enterprise Center, a non-profit organization. Gregory is also a director of Spectrum Systems LLP and as an officer and director of GCVC Consulting. Previously, he served as managing director, Investment Banking, at Janney Montgomery Scott LLC from 1999 to April 2009. From 1995 to 1999, he was with PricewaterhouseCoopers (PwC) and its predecessor Coopers and Lybrand where he assisted companies in the Office of the CFO Practice and also worked as a certified public accountant. During his tenure at PwC, Gregory spent the majority of his time in the Investment Company practice. Additionally, he held the position of logistics officer with the United States Army for four years. Gregory holds a master’s degree in Business Administration from Harvard Business School and earned a Bachelor of Science in Engineering from the United States Military Academy at West Point. He is also a Certified Public Accountant (inactive).
Richard I. Goldstein is managing director of Liberty Associated Partners, LP (LAP) since 2000 and Associated Partners, LP (AP) since 2006, both investment funds that make private and public market investments in communications, media, Internet and energy companies. Prior to joining LAP and AP, Richard was vice president of The Associated Group, Inc. (AGI), a multi-billion dollar publicly traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a director, and was responsible for operating AGI’s cellular telephone operations. Richard is currently a member of the board of directors of CURRENT Group, LLC and also served as a director of Intellon Corporation prior to its acquisition by Atheros Communications, Inc. He is a member of the board of trustees of The Shipley School and has counseled many early stage companies. Richard received a Bachelor of Science in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.
Charlie P. Pizzi is the retired president, director and chief executive officer of Tasty Baking Company, manufacturer of Tastykake branded snack cakes. He served in these positions from 2002 to May 2011. Prior to leading Tasty Baking Company, Charlie served as president and chief executive officer of the Greater Philadelphia Chamber of Commerce, vice-chairman of the American Chamber of Commerce Executives, and chairman of the Metro Council of Presidents. He also serves on the boards of trustees of FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV and FS Global Credit Opportunities Fund—T2, and has served in such role since each fund’s inception in January 2013, January 2013, March 2016, March 2016 and April 2017, respecively. Charlie is a member of FS Global Credit Opportunities Fund’s valuation and audit committees and has presided in such roles since June 2013. His career also includes work with the transition teams for Pennsylvania Governor Tom Ridge and Philadelphia Mayor Ed Rendell. Charlie has also served as commerce director for the City of Philadelphia. He has been a trustee of Brandywine Realty Trust since 1996, serving on the audit and compensation committees, a director of Allied Security Holdings LLC since August 2011, a director of PHH Corporation since January 2012, a director of Independence Blue Cross since 1991, serving on the compensation committee, and a director of Drexel University since 1991. He was a director of the Federal Reserve Bank of Philadelphia from 2006 to December 2011, serving as chairman from January 2010 to December 2011. He also previously served as a director of the Philadelphia Stock Exchange from 1998 until it was acquired by NASDAQ in July 2008 and on the board of governors of NASDAQ OMX PHLX, Inc. from August 2008 to March 2009. Charlie earned a master’s degree from the University of Pennsylvania and a bachelor’s degree from LaSalle University.
Pedro A. Ramos has served as the president and chief executive officer of The Philadelphia Foundation (“TPS”) since August 2015, a charitable foundation that builds, manages and distributes philanthropic resources to improve lives in the five-county Philadelphia region. Prior to joining TPS, he was a partner with the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader”) where he advised clients in the business, nonprofit and government sectors, focusing on transactions, financings, compliance, risk management and investigations. From June 2009 until the firm’s attorneys joined Schnader in August 2013, Mr. Ramos was a partner with the law firm of Trujillo, Rodriguez & Richards, LLC and led the firm’s government, education and social sector practice. From June 2007 to June 2009, Mr. Ramos was a partner with the law firm of Blank Rome LLP in its employment, benefits and labor group and its government relations practice. Mr. Ramos previously served as Managing Director of the City of Philadelphia from April 2005 to June 2007 and as City Solicitor from March 2004 to April 2005. Before working for the City of Philadelphia, Mr. Ramos served as vice president and chief of staff to the president of the University of Pennsylvania from January 2002 to March 2004. From September 1992 to January 2002, Mr. Ramos served as an attorney with the law firm of Ballard Spahr Andrews & Ingersoll, LLP in its employee benefits group. From November 2011 to October 2013, Mr. Ramos served as the chairman of the School Reform Commission, which oversees the School District of Philadelphia. Mr. Ramos served on the Board of the School District of Philadelphia from December 1995 through December 2001, with his last two years as president of that board. Mr. Ramos has served as manager and director of TPF Properties, LLC since October 2017, and as a member of the executive committee and a director of the Greater Philadelphia Chamber of Commerce since October 2017.
Executive Officers
The following persons currently serve as our executive officers in the following capacities:
Name	Age	Positions Held
Michael C. Forman	58	Chief Executive Officer
William C. Sonneborn	49	President
Edward T. Gallivan, Jr.	57	Chief Financial Officer and Treasurer
Sean Coleman	49	Chief Investment Officer
Stephen S. Sypherd	42	General Counsel and Secretary
James F. Volk	56	Chief Compliance Officer
The address for each executive officer is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.
Executive Officers Who are Not Trustees
Edward T. Gallivan, Jr. has served as our chief financial officer since November 2012 and our Treasurer since April 2018. Mr. Gallivan also serves as chief financial officer of certain other funds sponsored by FS Investments. Prior to his appointment as chief financial officer, Mr. Gallivan was a director at BlackRock, Inc. from 2005 to October 2012, where he was head of financial reporting for over 350 mutual funds. From 1988 to 2005, Mr. Gallivan worked at State Street Research & Management Company, where he served as the assistant treasurer of mutual funds. Mr. Gallivan began his career as an auditor at the global accounting firm PwC where he practiced as a certified public accountant. Mr. Gallivan received his B.S. in Business Administration (Accounting) degree at Stonehill College in Massachusetts.
James F. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of certain of the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the other FS funds. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.
Sean Coleman has served as our chief investment officer and as chief investment officer of FS/EIG Advisor since April 2018. Mr. Coleman also currently serves as managing director and is the chief credit officer of FS Investments. Mr. Coleman serves on the investment committees of FS/EIG Advisor and certain other advisors which manage funds sponsored by FS Investments. Mr. Coleman previously worked at Golub Capital, where he served in various capacities, including as Managing Director in the direct lending group and as Chief Financial Officer and Treasurer of its business development company (BDC). Before he joined Golub Capital in 2005, Mr. Coleman worked in merchant and investment banking at Goldman, Sachs & Co. and Wasserstein Perella & Co. Mr. Coleman earned a BA in History from Princeton University and an MBA with Distinction from Harvard Business School, where he received the Loeb Award for academic excellence in finance.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s trustees and executive officers, and any persons holding more than 10% of the Company’s common shares of beneficial interest (“Shares”), are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Company’s website at https://www.fsinvestments.com by clicking on “Corporate Governance” on the bottom of the Company web page. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Shareholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.
Audit Committee
The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Chandler (Chairman), Pizzi and Ramos, each an Independent Trustee. The Board has determined that Mr. Chandler is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Company’s website at https://www.fsinvestments.com by clicking on “Corporate Governance” on the bottom of the Company web page.

Item 11.
Executive Compensation.

Compensation Discussion and Analysis
The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed business development company, or BDC, services necessary for the Company’s business are provided by individuals who are employees of FS/EIG Advisor or its affiliates or by individuals who were contracted by the Company or FS/EIG Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the FS/EIG investment advisory agreement. Each of the Company’s executive officers is an employee of FS/EIG Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by FS/EIG Advisor. In addition, the Company will reimburse FS/EIG Advisor for the Company’s allocable portion of expenses incurred by FS/EIG Advisor in performing its obligations under the FS/EIG investment advisory agreement. Historically, the Company reimbursed FS Advisor pursuant to the FS Advisor investment advisory agreement.
Trustee Compensation
The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or FS/EIG Advisor. Trustees who do not also serve in an executive officer capacity for the Company or FS/EIG Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson, determined based on the Company’s net assets as of the end of each fiscal quarter. These trustees are Messrs. Brown, Burdumy, Chandler, Goldstein, Pizzi, and Ramos. Mr. Goldstein also receives an annual retainer for his service as lead Independent Trustee.
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

The table below sets forth the compensation received by each of the Company’s trustees for service during the fiscal year ended December 31, 2018:
Name of Trustee	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
David J. Adelman(1)	$—	$—
Sidney R. Brown	$135,500	$135,500
Stephen T. Burdumy(2)	$—	$—
Gregory P. Chandler	$164,000	$164,000
Michael C. Forman	$—	$—
Richard I. Goldstein	$184,000	$184,000
Michael J. Heller(1)	$—	$53,500
Charles P. Pizzi	$136,000	$136,000
Pedro A. Ramos(2)	$—	$—
William C. Sonneborn(3)	$—	$—
Richard W. Vague(4)	$132,000	$132,000
Thomas J. Gravina(1)	$57,250	$57,250
R. Richard Williams(4)	$140,469	$140,469

(1)
Messrs. Adelman, Gravina and Heller each resigned, effective as of April 9, 2018.

(2)
Messrs. Burdumy and Ramos were elected as trustees by the Company’s shareholders during the Company’s annual meeting of shareholders, which was held on December 13, 2018 (the “Annual Meeting”).

(3)
Mr. Sonneborn joined the Board in 2018 and does not receive fees.

(4)
Messrs. Vague and Williams determined not to seek re-election by the Company’s shareholders during the Annual Meeting.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Management and Certain Beneficial Owners
The following table sets forth, as of March 15, 2019, the beneficial ownership of the trustees, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and trustees as a group.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of March 15, 2019.

	Shares Beneficially Owned as of March 15, 2019
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	445,244	*
William C. Sonneborn	—	*
Independent Trustees:
Sidney R. Brown(4)	64,870	*
Stephen T. Burdumy	—	*
Gregory P. Chandler(5)	25,436	*
Richard I. Goldstein	43,993	*
Charles P. Pizzi	22,004	*
Pedro A. Ramos	—	*
Executive Officers:
Edward T. Gallivan, Jr	4,701	*
Sean Coleman	7,994	*
Stephen S. Sypherd(6)	7,921	*
James F. Volk	1,910	*
All Trustees and Executive Officers as a group (12 persons)	624,071	*

*
Less than one percent.

(1)
The address of each of the beneficial owners set forth above is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)
Based on a total of 438,408,306 Shares issued and outstanding on March 15, 2019.

(3)
Includes 270,905 Shares held through MCFDA SCV LLC, 9,793 Shares held for the benefit of minor children in trust and 164,545 Shares held by FSH Seed Capital Vehicle I LLC.

(4)
Includes 28,056 Shares held by NFI International, Ltd., a company of which Mr. Brown is a principal interest holder.

(5)
All Shares held in a 401(k) account.

(6)
Includes 7,920 Shares held in a joint account with spouse.

Item 13.
Certain Relationships and Related Transactions, and Trustee Independence.

Certain Relationships and Related Party Transactions (dollar amounts in thousands, excluding per share amounts, unless otherwise noted)
The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or trustee from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event (which could include (1) a listing of the Company’s Shares on a national securities exchange, (2) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the Board in which the Company’s shareholders likely will receive cash or shares of a publicly-traded company), all future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Trustees.
Compensation of the Investment Adviser and Dealer Manager
Historically, we received investment advisory and administrative services from FS Advisor pursuant to the FS Advisor investment advisory agreement. The FS Advisor investment advisory agreement was replaced by the FS/EIG investment advisory agreement between the Company and FS/EIG Advisor. FS Advisor previously engaged GSO to act as the Company’s investment sub-adviser pursuant to the GSO sub-advisory agreement. GSO resigned as the Company’s investment sub-adviser and terminated the GSO sub-advisory agreement effective April 9, 2018.
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (equal to the total assets set forth on the Company’s consolidated financial statements) and an incentive fee based on the Company’s performance. The base management fee is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average weekly value of the Company’s gross assets during the most recently completed calendar quarter. The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of the subordinated incentive fee on income, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s Shares (including proceeds from the Company’s distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/EIG investment advisory agreement). This fee equals 20.0% of the Company’s “incentive fee capital gains” (which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, under the terms of the FS/EIG investment advisory agreement, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. FS/EIG Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. Pursuant to the FS/EIG investment advisory agreement, the Company reimburses FS/EIG Advisor no less than quarterly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and/or other reasonable metrics. The Company does not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
Historically, pursuant to the FS Advisor investment advisory agreement, FS Advisor was entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. Pursuant to the GSO sub-advisory agreement, GSO was entitled to receive 50% of all management and incentive fees payable to FS Advisor, with respect to each year. Effective January 1, 2018, FS Advisor contractually agreed to permanently waive 0.25% of its base management fee to which it was entitled under the FS Advisor investment advisory agreement, so that the fee received equaled 1.75% of the average weekly value of the Company’s gross assets.
The Company also reimbursed FS Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments, providing administrative services to the Company on behalf of FS Advisor.
The following table describes the fees and expenses the Company accrued under the FS Advisor investment advisory agreement during the years ended December 31, 2018 and 2017:
			Year Ended December 31,
Related Party	Source Agreement	Description	2018	2017
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$68,799	$88,938
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Subordinated Incentive Fee on Income(2)	—	$10,499
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(3)	$3,717	$2,829
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Expense Recoupment(4)	—	$2,858

(1)
During the years ended December 31, 2018 and 2017, $68,282 and $73,143, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $5,945 and $14,816, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). The management fee amount shown in the table above for the year ended December 31, 2018 is shown net of management fees waived by FS/EIG Advisor of  $1,276 on account of upfront structuring fees received by FS/EIG Advisor. As of December 31, 2018, $16,406 in base management fees were payable to FS/EIG Advisor.

(2)
During the year ended December 31, 2018, the Company did not pay any amounts in subordinated incentive fees on income to FS Advisor or FS/EIG Advisor. During the year ended December 31, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. As of December 31, 2018, the Company did not have any subordinated incentive fee on income payable to FS Advisor or FS/EIG Advisor.

(3)
During the years ended December 31, 2018 and 2017, $3,173 and $2,638, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,580 and $3,945, respectively, in administrative services expenses to FS Advisor and FS/EIG Advisor during the years ended December 31, 2018 and 2017.

(4)
During the year ended December 31, 2017, the Company accrued $2,858 for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). During the year ended December 31, 2017, $2,858 of expense recoupments were paid to FS Advisor. As of December 31, 2018, the Company did not have any expense recoupments payable to FS Advisor or FS/EIG Advisor.

Expense Reimbursement
Historically, pursuant to the expense support and conditional reimbursement agreement, dated as of May 16, 2013, by and between FS Investments and the Company, or the expense reimbursement agreement, FS Investments agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that no portion of the Company’s distributions to shareholders were paid from its offering proceeds or borrowings.
The expense reimbursement agreement was terminated on April 9, 2018, or the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms.
During the year ended December 31, 2018, the Company did not accrue any expense reimbursements from FS Investments. During the year ended December 31, 2017, the Company accrued $31,260 for expense reimbursements that FS Investments had agreed to pay, including an offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of December 31, 2018, the Company had no reimbursements due from FS Investments. As of December 31, 2017, the Company had $5,945 of reimbursements due from FS Investments, which the Company offset against management fees payable by the Company to FS Advisor.
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
For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. As of December 31, 2018, the Company had no reimbursements due from FS/EIG Advisor.
See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a detailed discussion of the expense reimbursement agreement and the FS/EIG expense reimbursement agreement, each of which has been terminated.
FS Benefit Trust
On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of FS Investments and its affiliates. During the year ended December 31, 2016, FS Benefit Trust purchased $142 of the Company’s common shares at a purchase price equal to 90% of the offering price in effect on the applicable purchase date. During the years ended December 31, 2018 and 2017, FS Benefit Trust did not purchase any of the Company’s common shares.

Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 10, 2018, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain funds managed by EIG Asset Management, LLC, or EIG, or its affiliates, or the Company’s co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to the Company if such relief had not been obtained. The Company had previously relied on an order dated June 4, 2013, pursuant to which the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain other BDC’s sponsored by FS Investments.
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel, including in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on FS/EIG Advisor to manage its day-to-day activities and to implement its investment strategy. FS/EIG Advisor, FS Investments, EIG and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, FS/EIG Advisor, FS Investments, EIG, their employees and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of other investment vehicles.
FS/EIG Advisor’s affiliates and its personnel are simultaneously providing investment advisory services to other affiliated entities. FS/EIG Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by FS/EIG Advisor’s affiliates to participate in an investment opportunity. To the extent the Company is able to make co-investments with investment accounts managed by FS/EIG Advisor or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. To mitigate these conflicts, FS/EIG Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies.
Trustee Independence
A majority of the members of the Board are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or FS/EIG Advisor, and are “independent” as defined in Rule 5605(a)(2) of The NASDAQ Stock Market LLC. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.
The Board is currently comprised of eight trustees, six of whom are Independent Trustees. The Board has determined that the following trustees are Independent Trustees: Messrs. Brown, Burdumy, Chandler, Goldstein, Pizzi and Ramos. Based upon information requested from each trustee concerning his background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustee nominees has, or within the last two years had, a material business or professional relationship with the Company, other than in his capacity as a member of the Board or any Board committee or as a shareholder.

Item 14.
Principal Accountant Fees and Services.

Fees to Auditors
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by RSM US LLP for professional services performed for the Company’s fiscal years ended December 31, 2018 and 2017:
Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2018	$399,700	$45,215	—	—
2017	$400,000	$—	—	$54,600

(1)
“Audit-Related Fees” are those fees billed to the Company by RSM US LLP for services provided by RSM US LLP or fees billed for expenses relating to the review by RSM US LLP of the Company’s registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”).

(2)
“All Other Fees” are those fees, if any, billed to the Company by RSM US LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for FS/EIG Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

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

10.48	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.49	Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.50	Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.51	Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.52	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.53	Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.54	First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 1, 2015.)
10.55	Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.56	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)

10.57	Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.58	Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.59	Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.60	Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.61	Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.62	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.63	First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.64	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 25, 2017.)
10.65	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.66	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.67	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.68	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
21.1*	Subsidiaries of FS Energy and Power Fund
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
FS ENERGY AND POWER FUND
Date: March 21, 2019	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: March 21, 2019	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 21, 2019	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 21, 2019	/s/ William Sonneborn William Sonneborn Trustee
Date: March 21, 2019	/s/ Sidney Brown Sidney Brown Trustee
Date: March 21, 2019	/s/ Stephen T. Burdumy Stephen T. Burdumy Trustee
Date: March 21, 2019	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 21, 2019	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 21, 2019	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 21, 2019	/s/ Pedro A. Ramos Pedro A. Ramos Trustee