Form 10-Q
period 2019-03-31
FS Energy & Power Fund
filed 2019-05-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The issuer had 436,592,278 common shares of beneficial interest outstanding as of May 10, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,382,329 and $3,339,313, respectively)	$3,201,894	$3,099,252
Non-controlled/affiliated investments (amortized cost—$755,783 and $881,726, respectively)	512,055	622,700
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—
Total investments, at fair value (amortized cost—$4,165,576 and $4,248,503, respectively)	3,713,949	3,721,952
Cash	100,235	97,839
Restricted cash	667	667
Receivable for investments sold and repaid	3,635	15,974
Swap income receivable	472	854
Unrealized appreciation on swap contracts	8,024	20,521
Interest receivable	41,909	33,339
Prepaid expenses and other assets	1	2,370
Total assets	$3,868,892	$3,893,516
Liabilities
Payable for investments purchased	$23,881	$91,894
Credit facilities payable (net of deferred financing costs of $6,266 and $6,465, respectively)(1)	625,401	625,202
Secured note payable (net of deferred financing costs of $8,870 and $9,146, respectively)(1)	482,260	481,485
Shareholder distributions payable	9,306	9,036
Management fees payable	18,487	16,406
Administrative services expense payable	413	498
Interest payable	6,892	16,228
Swap income payable	84	225
Unrealized depreciation on swap contracts	676	867
Trustees’ fees payable	188	183
Other accrued expenses and liabilities	3,376	3,306
Total liabilities	1,170,964	1,245,330
Commitments and contingencies ($28,104 and $28,104, respectively)(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 439,854,096 and 440,451,167 shares issued and outstanding, respectively	440	440
Capital in excess of par value	3,743,295	3,746,792
Accumulated earnings (deficit)	(1,045,807)	(1,099,046)
Total shareholders’ equity	2,697,928	2,648,186
Total liabilities and shareholders’ equity	$3,868,892	$3,893,516
Net asset value per common share at period end	$6.13	$6.01

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$77,859	$66,380
Paid-in-kind interest income	1,891	2,390
Fee income	1,513	6,965
From non-controlled/affiliated investments:
Interest income	6,786	11,518
Paid-in-kind interest income	364	629
Fee income	—	2,091
Total investment income	88,413	89,973
Operating expenses
Management fees	17,048	18,298
Administrative services expenses	793	793
Share transfer agent fees	693	643
Accounting and administrative fees	272	361
Interest expense(1)	21,739	14,107
Trustees’ fees	188	450
Other general and administrative expenses	901	933
Total operating expenses	41,634	35,585
Less: Management fee waiver(2)	(200)	—
Net expenses	41,434	35,585
Net investment income	46,979	54,388
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(3,312)	(67,880)
Non-controlled/affiliated	38	—
Net realized gain (loss) on swap contracts	1,531	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	59,626	41,067
Non-controlled/affiliated	15,298	(66,783)
Net change in unrealized appreciation (depreciation) on swap contracts	(12,306)	—
Net change in unrealized gain (loss) on foreign currency	1	1
Total net realized and unrealized gain (loss)	60,876	(93,595)
Net increase (decrease) in net assets resulting from operations	$107,855	$(39,207)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.25	$(0.09)
Weighted average shares outstanding	437,647,716	439,924,494

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the waiver by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operations
Net investment income	$46,979	$54,388
Net realized gain (loss) on investments, swap contracts and foreign currency	(1,743)	(67,880)
Net change in unrealized appreciation (depreciation) on investments	74,924	(25,716)
Net change in unrealized appreciation (depreciation) on swap contracts	(12,306)	—
Net change in unrealized gain (loss) on foreign currency	1	1
Net increase (decrease) in net assets resulting from operations	107,855	(39,207)
Shareholder distributions(1)
Distributions to shareholders	(54,616)	(54,823)
Net decrease in net assets resulting from shareholder distributions	(54,616)	(54,823)
Capital share transactions(2)
Reinvestment of shareholder distributions	26,953	31,380
Repurchases of common shares	(30,450)	(60,425)
Net increase (decrease) in net assets resulting from capital share transactions	(3,497)	(29,045)
Total increase (decrease) in net assets	49,742	(123,075)
Net assets at beginning of period	2,648,186	2,966,042
Net assets at end of period	$2,697,928	$2,842,967

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$107,855	$(39,207)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(264,593)	(260,693)
Paid-in-kind interest	(2,255)	(3,019)
Proceeds from sales and repayments of investments	351,405	551,229
Net realized (gain) loss on investments	3,274	67,880
Net change in unrealized (appreciation) depreciation on investments	(74,924)	25,716
Net change in unrealized (appreciation) depreciation on swap contracts	12,306	—
Accretion of discount	(4,904)	(3,480)
Amortization of deferred financing costs and discount	1,536	531
(Increase) decrease in receivable for investments sold and repaid	12,339	65,106
(Increase) decrease in interest receivable	(8,570)	1,121
(Increase) decrease in expense reimbursement due from sponsor(1)	—	5,945
(Increase) decrease in swap income receivable	382	—
(Increase) decrease in prepaid expenses and other assets	2,369	47
Increase (decrease) in payable for investments purchased	(68,013)	18,540
Increase (decrease) in management fees payable	2,081	(3,536)
Increase (decrease) in administrative services expense payable	(85)	219
Increase (decrease) in swap income payable	(141)	—
Increase (decrease) in interest payable(2)	(9,336)	(601)
Increase (decrease) in trustees’ fees payable	5	198
Increase (decrease) in other accrued expenses and liabilities	70	(984)
Net cash provided by (used in) operating activities	60,801	425,012
Cash flows from financing activities
Repurchases of common shares	(30,450)	(60,425)
Shareholder distributions paid	(27,393)	(26,427)
Borrowings under credit facilities(2)	150,000	—
Repayments of credit facilities(2)	(150,000)	(150,000)
Deferred financing costs paid	(562)	—
Net cash provided by (used in) financing activities	(58,405)	(236,852)
Total increase (decrease) in cash	2,396	188,160
Cash at beginning of period	98,506	195,376
Cash at end of period(3)	$100,902	$383,536
Supplemental disclosure
Reinvestment of shareholder distributions	$26,953	$31,380
Non-cash purchase of investments	$(37)	$(7,140)
Non-cash sales of investments	$37	$7,140

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2019 and 2018, the Company paid $29,539 and $14,177, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

(3)
Balance includes cash of  $100,325 and restricted cash of $667. Restricted cash is the cash collateral required to be posted pursuant to the Company’s swap contracts.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—49.2%
Abaco Energy Technologies LLC	(h)	Service & Equipment	L+950	1.0%	11/20/20	$8,371	$8,148	$8,392
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	104,170	104,028	102,087
Altus Power America, Inc.	(h)(w)	Power	L+750	1.5%	9/30/21	85,939	85,939	82,501
Altus Power America, Inc.	(e)(w)	Power	L+750	1.5%	9/30/21	3,787	3,787	3,635
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,466	3,451	3,402
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	945	939	955
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	549
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	549
BL Sand Hills Unit, L.P.	(w)(x)(aa)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	20,000
Brazos Delaware II LLC		Midstream	L+400		5/21/25	34,825	34,078	33,153
Cimarron Energy Inc.	(w)(x)	Service & Equipment	L+900 PIK (L+900 Max PIK)	1.0%	6/30/21	7,500	7,500	7,500
Cox Oil Offshore, LLC, Volumetric Production Payments	(w)(x)(y)	Upstream	9.9%		12/31/23	100,000	85,409	84,375
CPV Shore Holdings LLC		Power	L+375		12/29/25	19,571	19,380	19,571
Eagle Midstream Canada Finance Inc.	(k)(w)(x)	Midstream	8.5%, 1.0% PIK (1.0% Max PIK)		9/27/20	175,000	175,000	173,040
Edgewater Generation LLC		Power	L+375		12/13/25	19,950	19,902	19,938
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	35,423	34,529	33,918
EPIC Crude Services LP		Midstream	L+500		3/2/26	60,000	58,809	59,550
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	5,900	5,873	5,991
FR BR Holdings LLC	(w)	Midstream	L+650		12/14/23	90,000	84,741	88,605
Industrial Group Intermediate Holdings, LLC	(h)(w)(x)	Industrials	L+800	1.3%	5/31/20	20,972	20,972	21,129
JSS Holdings, Inc.	(h)(w)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,957	14,852	15,406
LMBE-MC Holdco II LLC		Power	L+400	1.0%	12/3/25	24,040	23,901	23,980
Lusk Operating LLC	(m)(o)(w)(bb)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	4/30/19	29,297	27,464	—
MB Precision Holdings LLC	(m)(o)(w)(x)(aa)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4,579	4,450	4,579
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	29,750	29,543	29,319
MECO IV LLC	(e)(w)	Upstream	L+725	1.5%	9/14/21	5,250	5,250	5,174
Navitas Midstream Midland Basin LLC		Midstream	L+450	1.0%	12/13/24	39,579	39,623	37,921
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	35,000	34,979	34,706
ORYX Southern Delaware Holdings		Midstream	L+325	1.0%	2/28/25	17,815	17,894	17,273
Panda Hummel Station LLC		Power	L+600	1.0%	10/27/22	17,796	17,369	16,973
Panda Hummel Station LLC		Power	L+600	1.0%	10/27/22	24,411	23,887	23,282
Panda Stonewall LLC		Power	L+550	1.0%	11/13/21	29,811	29,992	29,625
Permian Production Partners LLC	(h)(w)	Upstream	L+600	1.0%	5/18/24	41,715	41,010	40,935
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,589	2,589	2,668
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	2,791
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	9,589	9,589	9,954
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	29,271	29,271	28,649
Sandy Creek Energy Associates, L.P.	(f)	Power	L+400	1.0%	11/9/20	43,026	38,060	38,132
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	9.5%, L+150 PIK (L+1.5% Max PIK)	2.5%	7/20/21	58,477	58,477	58,477
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Talen Energy Supply LLC	(f)	Power	L+400	1.0%	4/13/24	$11,419	$11,347	$11,337
Traverse Midstream Partners LLC	(h)	Midstream	L+400	1.0%	9/27/24	73,751	73,856	73,820
Ultra Resources, Inc.	(f)	Upstream	L+400	1.0%	4/12/24	45,834	41,399	39,976
Warren Resources, Inc.	(h)(w)(x)(aa)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,368	27,368	27,368
Total Senior Secured Loans—First Lien							1,375,820	1,341,185
Unfunded Loan Commitments							(12,833)	(12,833)
Net Senior Secured Loans—First Lien							1,362,987	1,328,352
Senior Secured Loans—Second Lien—22.0%
Aethon III BR LLC	(w)	Upstream	L+675	1.0%	1/10/25	10,000	9,854	9,923
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	103,919	102,723	103,784
Aethon United BR LP	(e)(w)	Upstream	L+675	1.0%	9/8/23	23,981	23,981	23,948
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	113,210	113,210	113,210
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		7/26/23	22,511	22,511	22,309
Bellatrix Exploration Ltd.	(e)(k)(w)	Upstream	8.5%		7/26/23	7,504	7,504	7,436
Bellatrix Exploration Ltd.	(k)(w)(x)	Upstream	8.5%		7/26/23	54,108	49,220	47,330
Chisholm Oil and Gas Operating, LLC	(h)(w)(x)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	192,383
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	10/29/25	20,000	19,809	19,400
Granite Acquisition, Inc.	(x)	Power	L+725	1.0%	12/19/22	22,331	22,085	22,387
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	13,545	13,475	13,359
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,484
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,900
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,653	1,643
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,837	18,818
Titan Energy Operating, LLC	(m)(o)(w)(x)(aa)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	137,233	100,902	10,064
Total Senior Secured Loans—Second Lien							723,269	627,378
Unfunded Loan Commitments							(32,990)	(32,990)
Net Senior Secured Loans—Second Lien							690,279	594,388
Senior Secured Bonds—18.4%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	89,100
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,994	10,295
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	27,341	28,928	26,509
FourPoint Energy, LLC	(h)(w)(x)(aa)	Upstream	9.0%		12/31/21	235,125	229,670	230,423
Sunnova Energy Corp.	(h)(w)(aa)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	18,136	18,136	18,068
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	122,700
Total Senior Secured Bonds							498,728	497,095
Unsecured Debt—18.1%
Archrock Partners, L.P.	(k)	Midstream	6.0%		4/1/21	5,690	5,724	5,695
Bruin E&P Partners, LLC	(x)	Upstream	8.9%		8/1/23	12,424	12,542	11,915
Canbriam Energy Inc.	(h)(k)(x)	Upstream	9.8%		11/15/19	109,790	109,119	89,479
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Compressco Partners, LP	(x)	Midstream	7.3%		8/15/22	$11,900	$11,867	$10,492
Covey Park Energy LLC	(x)	Upstream	7.5%		5/15/25	62,289	62,712	57,773
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	7,000	5,972	6,158
Ferrellgas, L.P.		Midstream	6.8%		1/15/22	9,270	8,142	8,121
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,023	994	1,006
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	6,502	6,315	6,396
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,344	1,305	1,322
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,265	1,229	1,244
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,112	1,080	1,094
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	13,047	11,351
Great Western Petroleum, LLC	(x)	Upstream	9.0%		9/30/21	35,830	35,750	28,664
Hammerhead Resources Inc.	(h)(k)(w)(x)	Upstream	9.0%		7/10/22	100,000	97,856	97,880
Hilcorp Energy I, L.P.		Upstream	5.8%		10/1/25	8,967	8,930	8,848
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,478	37,000
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,288	12,389
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	36,500	36,045	33,717
Suburban Propane Partners LP	(k)	Midstream	5.8%		3/1/25	8,433	8,225	8,194
Suburban Propane Partners LP	(k)	Midstream	5.9%		3/1/27	11,513	10,865	10,937
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,460	11,238
Tenrgys, LLC	(i)(m)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	25,954
Total Unsecured Debt							573,945	486,867

					Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—19.8%(n)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment			28,942,003	1,447	16,642
Altus Power America Holdings, LLC, Preferred Equity	(i)(p)(w)(x)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	10/3/23	28,646,341	28,646	28,611
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials			2,785,562	2,786	209
Great Western Petroleum, LLC, Preferred Equity	(i)(n)(w)(x)	Upstream	15.5%	12/31/27	36,363	39,562	33,783
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.9%	11/30/24	75,000,000	72,679	74,108
MB Precision Investment Holdings LLC, Class A Preferred Units	(o)(w)(x)(aa)	Industrials			8,952,623	1,880	758
NuStar, Preferred Equity	(k)(w)(x)	Midstream	12.8%	6/29/28	5,910,165	147,830	188,475
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream			2,536	2,511	2,601
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%	5/8/25	70,297	69,271	75,295
Sunnova Energy Corp., Preferred Equity	(o)(w)(x)(aa)	Power			1,117,214	5,948	6,564
Synergy Offshore LLC, Preferred Equity	(i)(m)(o)(v)(w)(x)	Upstream			71,131	93,009	19,063
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream			1,475,531	14,734	3,689
USA Compression Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	9.8%	4/3/28	79,336	77,366	83,684
Total Preferred Equity						557,669	533,482

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.1%(n)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment	6,944,444	$6,944	$3,212
Allied Downhole Technologies, LLC, Common Equity	(i)(n)(o)(w)(x)	Service & Equipment	7,431,113	7,223	5,202
Allied Downhole Technologies, LLC, Warrants	(i)(n)(o)(w)(x)	Service & Equipment	5,344,680	1,865	3,741
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream	148,692,909	44,700	47,879
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(aa)	Upstream	N/A	5,180	1,311
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(s)(w)(x)(aa)	Upstream	N/A	740	676
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(aa)	Upstream	29,117	24,019	1,875
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream	14,700,000	14,700	6,721
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment	4,302,293	3,950	217
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment	25,000,000	1,289	1,263
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(i)(n)(o)(w)(x)(aa)	Upstream	66,000	66,000	14,702
FourPoint Energy, LLC, Common Equity, Class D Units	(i)(n)(o)(w)(x)(aa)	Upstream	12,374	8,176	2,786
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(aa)	Upstream	150,937	37,734	33,621
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(i)(n)(o)(w)(x)(aa)	Upstream	222,750	55,688	49,618
Harvest Oil & Gas Corp., Common Equity	(o)(x)(aa)	Upstream	1,350,620	29,714	22,663
Industrial Group Intermediate Holdings, LLC, Common Equity	(i)(n)(o)(w)(x)	Industrials	472,755	473	603
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials	N/A	—	96
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)	Midstream	13,486	3,406	3,700
Lusk Operating LLC, Common Equity	(o)(r)(w)(x)(bb)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(i)(n)(o)(w)(aa)	Industrials	1,426,110	490	—
PDI Parent LLC, Common Equity	(o)(w)(x)	Power	1,384,615	1,385	312
Ridgeback Resources Inc., Common Equity	(j)(k)(o)(t)(w)(x)(aa)	Upstream	9,599,928	58,985	45,630
Sunnova Energy Corp., Common Equity	(o)(w)(x)(aa)	Power	6,667,368	25,026	8,268
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	1,313
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	1,253
The Brock Group, Inc., Common Equity	(j)(o)(w)	Service & Equipment	786,094	15,617	—
Titan Energy, LLC, Common Equity	(o)(x)(aa)	Upstream	555,496	17,554	55
USA Compression Partners, LP, Warrants (Market)	(k)(o)(w)(x)	Midstream	793,359	555	1,261
USA Compression Partners, LP, Warrants (Premium)	(k)(o)(w)(x)	Midstream	1,586,719	714	1,666
Warren Resources, Inc., Common Equity	(j)(o)(w)(x)(aa)	Upstream	4,415,749	20,754	13,026
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream	4,867,084	4,137	1,095
Total Equity/Other				481,968	273,765
TOTAL INVESTMENTS—137.6%				$4,165,576	3,713,949
LIABILITIES IN EXCESS OF OTHER ASSETS—(37.6%)	(z)				(1,016,021)
NET ASSETS—100.0%					$2,697,928

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2019
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation	Unrealized Depreciation
BP Energy Company	Fixed	NYMEX WTI	April 1, 2019–December 31, 2023	1,319,885	$63.39	$7,476	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	April 1, 2019–December 31, 2023	1,171,234	$3.32	414	322
Macquarie Bank Limited	Basis	NYMEX WTI/Argus LLS	April 1, 2019–December 31, 2019	148,617	$5.38	132	23
Total Swap Contracts—Crude Oil						8,022	345

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation	Unrealized Depreciation
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	April 1, 2019–December 31, 2023	3,549,934	$2.64	$2	$331
Total Swap Contracts—Natural Gas						2	331
TOTAL SWAP CONTRACTS						$8,024	$676

Abbreviations
Bbls—Barrels
MMBtu—One million British thermal units
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, the three-month London Interbank Offered Rate, or LIBOR, was 2.60% and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of March 31, 2019.

(g)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Goldman Sachs Bank USA (see Note 9).

(i)
Security or portion thereof held within Foxfields Funding LLC.

(j)
Security or portion thereof held within Bryn Mawr Funding LLC.

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2019, 72.1% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of March 31, 2019.

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
As of March 31, 2019
(in thousands, except share amounts)

(r)
Security held within FSEP-BBH, Inc., a wholly-owned subsidiary of the Company.

(s)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2019.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2019.

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

(z)
Includes the effect of swap contracts.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2019
(in thousands, except share amounts)

(aa)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2019	Interest Income(2)	PIK Income(2)
Senior Secured Loans—First Lien
Altus Power America, Inc.(1)	$83,247	$—	$(85,939)	$—	$—	$2,692	$—	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	—	—	—	—	20,000	19	—
MB Precision Holdings LLC	4,573	25	(56)	130	38	(131)	4,579	130	25
Warren Resources, Inc.	27,297	71	—	—	—	—	27,368	38	71
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	12,411	—	—	—	—	(2,347)	10,064	109	—
Senior Secured Bonds
FourPoint Energy, LLC	231,010	—	—	603	—	(1,190)	230,423	5,952	—
Sunnova Energy Corp.	17,757	268	—	—	—	43	18,068	538	268
Preferred Equity
Altus Power America Holdings, LLC, Preferred Equity	28,217	—	(28,646)	—	—	429	—	—	—
MB Precision Investment Holdings LLC, Class A Preferred Units	1,248	37	—	—	—	(527)	758	—	—
Sunnova Energy Corp., Preferred Equity	6,134	—	—	—	—	430	6,564	—	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	2,183	—	(12,474)	—	—	10,291	—	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	1,150	—	—	—	—	161	1,311	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	738	—	—	—	—	(62)	676	—	—
BL Sand Hills Unit, L.P., Series A Units	3,239	—	—	—	—	(1,364)	1,875	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	14,768	—	—	—	—	(66)	14,702	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	2,800	—	—	—	—	(14)	2,786	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	33,772	—	—	—	—	(151)	33,621	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	49,840	—	—	—	—	(222)	49,618	—	—
Harvest Oil & Gas Corp., Common Equity	24,284	—	—	—	—	(1,621)	22,663	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	47,488	—	—	—	—	(1,858)	45,630	—	—
Sunnova Energy Corp., Common Equity	—	—	—	—	—	8,268	8,268	—	—
Titan Energy, LLC, Common Equity	167	—	—	—	—	(112)	55	—	—
Warren Resources, Inc., Common Equity	10,377	—	—	—	—	2,649	13,026	—	—
	$622,700	$401	$(127,115)	$733	$38	$15,298	$512,055	$6,786	$364

(1)
Security includes a partially unfunded commitment with amortized cost of  $3,787 and fair value of  $3,635.

(2)
Interest and PIK income presented for the three months ended March 31, 2019.

(bb)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company held investments in Lusk Operating LLC, which it is deemed to be an “affiliated person” of and deemed to “control.” The fair value as of March 31, 2019 was $0 for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC. The company did not purchase, sell, accrue income or realize a gain (loss) for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC for the three months ended March 31, 2019.

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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	$58,475	$58,475	$58,475
Traverse Midstream Partners LLC	(f)(h)	Midstream	L+400	1.0%	9/27/24	94,172	94,346	90,640
Ultra Resources, Inc.	(f)	Upstream	L+400	1.0%	4/12/24	42,000	37,917	37,695
Warren Resources, Inc.	(h)(w)(x)(z)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,297	27,297	27,297
Total Senior Secured Loans—First Lien							1,279,252	1,224,854
Unfunded Loan Commitments							(47,973)	(47,973)
Net Senior Secured Loans—First Lien							1,231,279	1,176,881
Senior Secured Loans—Second Lien—21.9%
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	103,919	102,671	103,503
Aethon United BR LP	(e)(w)	Upstream	L+675	1.0%	9/8/23	23,981	23,981	23,885
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	112,114	112,114	112,114
Bellatrix Exploration Ltd.	(k)(w)(x)	Upstream	8.5%		7/26/23	22,511	22,511	22,442
Bellatrix Exploration Ltd.	(e)(k)(w)(x)	Upstream	8.5%		7/26/23	7,504	7,504	7,481
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		7/26/23	54,108	49,005	47,841
Chisholm Oil and Gas Operating, LLC	(h)(w)(x)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	193,683
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	9/26/25	20,000	19,804	19,100
Granite Acquisition, Inc.	(x)	Power	L+725	1.0%	12/19/22	22,331	22,072	21,872
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	7,525	7,451	7,404
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	7,525	7,525	7,404
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,650
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,652	1,649
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,832	18,715
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	133,445	100,902	12,411
Total Senior Secured Loans—Second Lien							712,024	619,154
Unfunded Loan Commitments							(39,010)	(39,010)
Net Senior Secured Loans—Second Lien							673,014	580,144
Senior Secured Bonds—18.6%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	86,850
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,994	9,675
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	27,341	29,041	25,666
FourPoint Energy, LLC	(h)(i)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	229,067	231,010
Sunnova Energy Corp.	(h)(w)(z)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	17,868	17,868	17,757
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	120,958
Total Senior Secured Bonds							497,970	491,916

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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.0%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment	6,944,444	$6,944	$2,951
Allied Downhole Technologies, LLC, Common Equity	(i)(n)(o)(w)(x)	Service & Equipment	7,431,113	7,223	6,316
Allied Downhole Technologies, LLC, Warrants, 2/28/29	(i)(n)(o)(w)(x)	Service & Equipment	5,344,680	1,865	4,543
Altus Power America Holdings, LLC, Common Equity	(i)(o)(w)(x)(z)	Power	12,474,205	12,474	2,183
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream	148,692,909	44,700	41,337
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(z)	Upstream	N/A	5,180	1,150
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(s)(w)(x)(z)	Upstream	N/A	740	738
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(z)	Upstream	29,117	24,019	3,239
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream	14,700,000	14,700	6,273
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment	4,302,293	3,950	194
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment	25,000,000	1,289	1,125
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(i)(n)(o)(w)(x)(z)	Upstream	66,000	66,000	14,768
FourPoint Energy, LLC, Common Equity, Class D Units	(i)(n)(o)(w)(x)(z)	Upstream	12,374	8,176	2,800
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(z)	Upstream	150,937	37,734	33,772
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(i)(n)(o)(w)(x)(z)	Upstream	222,750	55,688	49,840
Harvest Oil & Gas Corp., Common Equity	(o)(x)(z)	Upstream	1,350,620	29,714	24,284
Industrial Group Intermediate Holdings, LLC, Common Equity	(i)(n)(o)(w)(x)	Industrials	472,755	473	284
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials	N/A	—	97
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)	Midstream	13,486	3,406	3,406
Lusk Operating LLC, Common Equity	(o)(r)(w)(x)(aa)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(i)(n)(o)(w)(x)(z)	Industrials	1,426,110	490	—
PDI Parent LLC, Common Equity	(o)(w)(x)	Power	1,384,615	1,385	727
Ridgeback Resources Inc., Common Equity	(j)(k)(o)(t)(w)(x)(z)	Upstream	9,599,928	58,985	47,488
Sunnova Energy Corp., Common Equity	(o)(w)(x)(z)	Power	6,667,368	25,026	—
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	1,875
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	1,391
The Brock Group, Inc., Common Equity	(j)(o)(w)(x)	Service & Equipment	786,094	15,617	—
Titan Energy, LLC, Common Equity	(o)(x)(z)	Upstream	555,496	17,554	167
USA Compression Partners, LP, Warrants (Market), 4/3/28	(k)(o)(w)(x)	Midstream	793,359	555	627
USA Compression Partners, LP, Warrants (Premium), 4/3/28	(k)(o)(w)(x)	Midstream	1,586,719	714	793
Warren Resources, Inc., Common Equity	(j)(o)(w)(x)(z)	Upstream	4,415,749	20,754	10,377
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream	4,867,084	4,137	1,582
Total Equity/Other				494,442	264,327
TOTAL INVESTMENTS—140.5%				$4,248,503	3,721,952
LIABILITIES IN EXCESS OF OTHER ASSETS—(40.5%)	(bb)				(1,073,766)
NET ASSETS—100.0%					$2,648,186

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation	Unrealized Depreciation
BP Energy Company	Fixed	NYMEX WTI	January 1, 2019–December 31, 2023	1,441,514	$63.88	$20,162	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	January 1, 2019–December 31, 2023	1,233,639	$3.42	149	672
Macquarie Bank Limited	Basis	NYMEX WTI/Argus LLS	January 1, 2019–December 31, 2019	207,837	$5.38	130	—
Total Swap Contracts—Crude Oil						20,441	672

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation	Unrealized Depreciation
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	January 1, 2019–December 31, 2023	4,099,135	$2.71	$80	$195
Total Swap Contracts—Natural Gas						80	195
TOTAL SWAP CONTRACTS						$20,521	$867

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Abbreviations
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

(i)
Security or portion thereof held within Foxfields Funding LLC.

(j)
Security or portion thereof held within Bryn Mawr Funding LLC.

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, the Company recognized $75 in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
Recent Accounting Pronouncements:   In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	4,394,767	$26,953	4,714,195	$31,380
Share Repurchase Program	(4,991,838)	(30,450)	(9,018,665)	(60,425)
Net Proceeds from Share Transactions	(597,071)	$(3,497)	(4,304,470)	$(29,045)

During the period from April 1, 2019 to May 10, 2019, the Company issued 1,401,757 common shares pursuant to its distribution reinvestment plan for gross proceeds of  $8,691 at an average price per share of $6.20.

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
On April 1, 2019, the Company repurchased 4,365,903 common shares (representing 13% of common shares tendered for repurchase and 0.99% of the shares outstanding as of such date) at $6.20 per share for aggregate consideration totaling $27,069.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of the regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5,000 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in the regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. The Company conducted a repurchase and de minimis account liquidation after the Company’s fourth quarter 2018 share repurchase offer, pursuant to which, on January 16, 2019, the Company repurchased 423,643 common shares (representing 0.10% of the shares outstanding as of such date) at $6.10 per share for aggregate consideration totaling $2,584. The Company conducted a repurchase and de minimis account liquidation after the Company’s first quarter 2019 share repurchase offer, pursuant to which, on April 11, 2019, the Company repurchased 297,672 common shares (representing 0.07% of the shares outstanding as of such date) at $6.20 per share for aggregate consideration totaling $1,846.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Effective April 9, 2018, FS/EIG Advisor agreed to waive incentive fees on income for a period ending December 31, 2018. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the three months ended March 31, 2019, $200 of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. FS/EIG Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the Securities and Exchange Commission, or SEC.
The Company reimburses FS/EIG Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments, providing administrative services to the Company on behalf of FS/EIG Advisor and reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. The Company reimburses FS/EIG Advisor no less than quarterly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company’s board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of trustees, among other things, compares the total amount paid to FS/EIG Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor. The FS/EIG investment advisory agreement is substantially similar to the FS Advisor investment advisory agreement.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the three months ended March 31, 2019 and 2018:
			Three Months Ended March 31,
Related Party	Source Agreement	Description	2019	2018
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$16,848	$18,298
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$793	$793

(1)
During the three months ended March 31, 2019, and 2018, $14,767 and $15,889, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $0 and $5,945, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). The base management fee amount shown in the table above for the three months ended March 31, 2019 is shown net of $200 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of March 31, 2019, $18,487 in base management fees were payable to FS/EIG Advisor.

(2)
During the three months ended March 31, 2019 and 2018, $716 and $586, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and/or FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $878 and $574 in administrative services expenses to FS Advisor and/or FS/EIG Advisor during the three months ended March 31, 2019 and 2018, respectively.

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
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

transactions with certain affiliates of FS Advisor, including FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III, and FS Investment Corporation IV, or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.
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
Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if  (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

accordance with GAAP for investment companies. The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. During the three months ended March 31, 2019, the Company did not pay any amounts in expense recoupments to FS Investments. As of March 31, 2019, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursement payments due from FS Investments to the Company as of March 31, 2019 that may become subject to repayment by the Company to FS Investments:
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
For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. During the three months ended March 31, 2019, FS/EIG Advisor did not defer the receipt of any base management fees under the FS/EIG investment advisory agreement. As of March 31, 2019, there were no deferred base management fees subject to future payment by the Company.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the three months ended March 31, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.12500	$54,823
Fiscal 2019
March 31, 2019	$0.12500	$54,616
Subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 7, 2019 and May 9, 2019, the Company’s board of trustees declared regular monthly cash distributions for April 2019 through June 2019 and July 2019 through September 2019, respectively, each in the amount of  $0.041667 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the three months ended March 31, 2019 and 2018 was funded through the reimbursement of operating expenses or the offset or waiver of advisory fees by FS Investments, EIG or FS/EIG Advisor, as applicable. Any such distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. The Company’s future repayments of

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the three months ended March 31, 2019 and 2018, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the three months ended March 31, 2019 and 2018:
Three Months Ended March 31,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	54,616	100%	54,823	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$54,616	100%	$54,823	100%

(1)
During the three months ended March 31, 2019 and 2018, 91.9% and 93.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.6% and 3.4%, respectively, was attributable to paid-in-kind, or PIK, interest and 5.5% and 3.3%, respectively, respectively, was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the three months ended March 31, 2019 and 2018 was $52,708 and $60,214, respectively. As of March 31, 2019 and December 31, 2018, the Company had $4,602 and $6,510, respectively, of undistributed ordinary income on a tax basis.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
GAAP-basis net investment income	$46,979	$54,388
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(884)	(9,459)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	6,255	6,549
Income subject to tax not recorded for GAAP (Income recorded for GAAP not subject to tax)	(1,167)	8,742
Other miscellaneous differences	1,525	(6)
Tax-basis net investment income	$52,708	$60,214

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
As of March 31, 2019 and December 31, 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:
	March 31, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$4,602	$6,510
Accumulated capital losses(1)	(549,405)	(550,356)
Other temporary differences	(171)	(178)
Net unrealized appreciation (depreciation) on investments, swap contracts and unrealized gain/loss on foreign currency(2)	(494,579)	(555,022)
Total	$(1,039,553)	$(1,099,046)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $16,995 and $532,410, respectively.

(2)
As of March 31, 2019 and December 31, 2018, the Company’s investments, swap contracts and unrealized gain on foreign currency was $138,489 and $107,658, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $633,068 and $662,680, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,215,876 and $4,296,629 as of March 31, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(494,579) and $(555,022) as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019 and December 31, 2018, the Company had deferred tax assets of  $84,546 and $82,246, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2019 and December 31, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of  $84,546 and $82,246, respectively. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the three months ended March 31, 2019, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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
Below is a summary of the Company’s open fixed price swap positions as of March 31, 2019. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	NYMEX WTI	326,158	$68.57
2020	NYMEX WTI	511,363	$65.12
2021	NYMEX WTI	132,918	$61.24
2022	NYMEX WTI	180,928	$57.96
2023	NYMEX WTI	168,518	$55.63
Swap Contracts—Natural Gas
Year	Location	MMBtu	Weighted Average Price ($/MMBtu)
2019	NYMEX Henry Hub	945,552	$2.75
2020	NYMEX Henry Hub	1,537,598	$2.64
2021	NYMEX Henry Hub	337,174	$2.55
2022	NYMEX Henry Hub	385,908	$2.55
2023	NYMEX Henry Hub	343,702	$2.58

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)

In addition, the Company has entered into oil basis swap positions, which settle on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of March 31, 2019, the Company had the following oil basis swap positions for Argus LLS. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	Argus LLS/NYMEX WTI	326,149	$5.34
2020	Argus LLS/NYMEX WTI	511,357	$3.71
2021	Argus LLS/NYMEX WTI	132,912	$2.85
2022	Argus LLS/NYMEX WTI	180,921	$2.07
2023	Argus LLS/NYMEX WTI	168,512	$1.78
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of March 31, 2019 and December 31, 2018 was as follows:
	March 31, 2019 (Unaudited)		December 31, 2018
Instrument	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$8,022	$345	$20,441	$672
Swap Contracts—Natural Gas	2	331	80	195
Total	$8,024	$676	$20,521	$867

(1)
Reflected on the Company’s consolidated balance sheets as: Unrealized appreciation on swap contracts.

(2)
Reflected on the Company’s consolidated balance sheets as: Unrealized depreciation on swap contracts.

During the three months ended March 31, 2018, the Company did not have any swap contracts. The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three months ended March 31, 2019 was as follows:
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$1,502	$(12,091)
Swap Contracts—Natural Gas	29	(215)
Total	$1,531	$(12,306)

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)

The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)
BP Energy Company	$8,333	$366	$7,967	$21,163	$672	$20,491
Macquarie Bank Limited	163	163	—	212	212	—
Total	$8,496	$529	$7,967	$21,375	$884	$20,491

	March 31, 2019 (Unaudited)			December 31, 2018
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)
BP Energy Company	$366	$366	$—	$672	$672	$—
Macquarie Bank Limited	394	163	231	420	212	208
Total	$760	$529	$231	$1,092	$884	$208

(1)
Net amount of derivative assets represents the net amount due to the Company from the counterparty.

(2)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,362,987	$1,328,352	36%	$1,231,279	$1,176,881	32%
Senior Secured Loans—Second Lien	690,279	594,388	16%	673,014	580,144	16%
Senior Secured Bonds	498,728	497,095	14%	497,970	491,916	13%
Unsecured Debt	573,945	486,867	13%	797,146	706,090	19%
Preferred Equity	557,669	533,482	14%	554,652	502,594	13%
Equity/Other	481,968	273,765	7%	494,442	264,327	7%
Total	$4,165,576	$3,713,949	100%	$4,248,503	$3,721,952	100%

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

As of March 31, 2019, the Company held investments in one portfolio company of which it is deemed to “control.” As of March 31, 2019, the Company held investments in eight portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (aa) and (bb) to the unaudited consolidated schedule of investments as of March 31, 2019 in this quarterly report on Form 10-Q.
As of December 31, 2018, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2018, the Company held investments in nine portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (z) and (aa) to the consolidated schedule of investments as of December 31, 2018 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2019, the Company had eight senior secured loan investments with aggregate unfunded commitments of  $45,823 and two preferred equity investments with aggregate unfunded commitments of  $2,095. As of March 31, 2019, these unfunded preferred equity investments were Altus Power America Holdings, LLC and Rosehill Resources, Inc. As of December 31, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $86,983 and two preferred equity investments with aggregate unfunded commitments of  $2,095. As of December 31, 2018, these unfunded preferred equity investments were Altus Power America Holdings, LLC and Rosehill Resources, Inc. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$2,038,250	55%	$2,193,317	59%
Midstream	935,562	25%	831,722	22%
Power	478,249	13%	426,812	12%
Service & Equipment	208,046	6%	216,443	6%
Industrials	53,842	1%	53,658	1%
Total	$3,713,949	100%	$3,721,952	100%

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
As of March 31, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2019 (Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$22,718	$24,451
Level 2—Significant other observable inputs	910,994	1,148,071
Level 3—Significant unobservable inputs	2,780,237	2,549,430
Total	$3,713,949	$3,721,952

As of March 31, 2019 and December 31, 2018, the Company’s swap contracts were categorized as follows in the table below.
	March 31, 2019 (Unaudited)		December 31, 2018
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	8,024	676	20,521	867
Level 3—Significant unobservable inputs	—	—	—	—
Total	$8,024	$676	$20,521	$867

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of trustees determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. In determining the fair values of swap contracts, the Company utilized an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

instruments. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy.
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
The following is a reconciliation for the three months ended March 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period	$761,125	$539,172	$456,575	$55,906	$498,167	$238,485	$2,549,430
Accretion of discount (amortization of premium)	276	279	604	137	2,638	—	3,934
Net realized gain (loss)	154	—	—	—	—	(7,859)	(7,705)
Net change in unrealized appreciation (depreciation)	15,249	(3,814)	2,844	(5,040)	28,607	23,783	61,629
Purchases	121,687	15,869	—	—	37	—	137,593
Paid-in-kind interest	304	1,095	268	244	344	—	2,255
Sales and repayments	(57,284)	—	—	—	—	(4,615)	(61,899)
Net transfers in or out of Level 3(1)	—	—	—	95,000	—	—	95,000
Fair value at end of period	$841,511	$552,601	$460,291	$146,247	$529,793	$249,794	$2,780,237
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$15,680	$(3,814)	$2,844	$(5,040)	$28,607	$13,198	$51,475

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

	For the Three Months Ended March 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period(2)	$924,926	$796,524	$660,151	$1,203,524	$78,161	$294,974	$3,958,260
Accretion of discount (amortization of premium)	1,070	519	1,042	849	—	—	3,480
Net realized gain (loss)	(1,926)	(29,312)	(4,226)	(28,785)	(84)	—	(64,333)
Net change in unrealized appreciation (depreciation)	(3,421)	(13,015)	(7,585)	(2,863)	3,586	(198)	(23,496)
Purchases	146,200	14,403	24,371	76,596	2,486	3,777	267,833
Paid-in-kind interest	1,328	1,298	68	325	—	—	3,019
Sales and repayments	(174,934)	(16,522)	(69,136)	(277,971)	(811)	—	(539,374)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$893,243	$753,895	$604,685	$971,675	$83,338	$298,553	$3,605,389
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,481)	$(34,532)	$(9,272)	$(18,319)	$3,587	$(2,018)	$(63,035)

(1)
Transfers in or out of Level 3 were deemed to have occurred at the beginning of the period.

(2)
As of December 31, 2018, the Company determined to reclassify certain investments from equity/other to preferred equity in the schedule of investments. Transfers in or out were deemed to have occurred at the beginning of the period.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at March 31, 2019 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$806,643	Market Comparables	Market Yield (%)	8.5%–23.5%	12.2%
			EBITDA Multiples (x)	7.3x–7.8x	7.5x
			Proved Reserves Multiples (Mmboe)	$5.3 – $6.1	$5.7
			PV-10 Multiples (x)	0.5x–0.5x	0.5x
	34,868	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	529,199	Market Comparables	Market Yield (%)	9.0%–13.8%	11.4%
	13,338	Discounted Cash Flow	Discount Rate (%)	9.5%–10.5%	10.0%
	10,064	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	460,291	Market Comparables	Market Yield (%)	8.1%–13.5%	9.5%
Unsecured Debt	146,247	Market Comparables	Market Yield (%)	9.5% – 10.0%	9.8%
			PV-10 Multiples (x)	0.9x – 1.0x	0.9x
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
Preferred Equity	226,654	Market Comparables	Market Yield (%)	9.5%–19.8%	10.0%
			EBITDA Multiples (x)	7.3x–12.3x	10.9x
			PV-10 Multiples (x)	15.3x–22.6x	19.0x
			Proved Reserves Multiples (Mmboe)	$6.1–$6.1	$6.1
	296,366	Discounted Cash Flow	Discount Rate (%)	9.5%–18.0%	14.3%
	6,773	Other(2)	Other(2)	N/A	N/A
Equity/Other	218,310	Market Comparables	EBITDA Multiples (x)	0.2x–9.3x	4.6x
			Production Multiples (Mboe/d)	$26,250.0 – $37,500.0	$32,382.6
			Proved Reserves Multiples (Mmboe)	$4.0–$13.5	$6.9
			Production Multiples (MMcfe/d)	$3,450.0–$3,950.0	$3,700.0
			Proved Reserves Multiples (Bcfe)	0.9x–1.0x	1.0x
			PV-10 Multiples (x)	0.4x–1.4x	0.8x
	5,687	Discounted Cash Flow	Discount Rate (%)	9.6%–30.5%	10.8%
	3,023	Option Valuation Model	Volatility (%)	27.0%–33.0%	30.0%
	22,774	Other(2)	Other(2)	N/A	N/A
Total	$2,780,237

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

(1)
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of March 31, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018 and the additional disclosure set forth in this Note 9.
	As of March 31, 2019 (Unaudited)
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

(2)
As of March 31, 2019 and December 31, 2018, the fair value of the Senior Secured Notes was approximately $513,125 and $480,702, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three months ended March 31, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended March 31,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$6,886	$159	$7,045	$5,632	$144	$5,776
JPMorgan Facility	3,942	379	4,321	—	—	—
Senior Secured Notes	9,375	998	10,373	—	—	—
Barclays Credit Facility	—	—	—	94	19	113
BNP Facility	—	—	—	2,121	—	2,121
Deutsche Bank Credit Facility	—	—	—	3,243	291	3,534
Fortress Facility	—	—	—	2,486	77	2,563
Total	$20,203	$1,536	$21,739	$13,576	$531	$14,107

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $1,189,333 and 6.79%, respectively. As of March 31, 2019, the Company’s effective interest rate on borrowings was 6.74%.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2018 were $1,157,222 and 4.69%, respectively. As of March 31, 2018, the Company’s effective interest rate on borrowings was 4.83%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2019 and December 31, 2018.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and the year ended December 31, 2018:
	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$6.01	$6.65
Results of operations(2)
Net investment income	0.11	0.42
Net realized gain (loss) and unrealized appreciation (depreciation)	0.14	(0.56)
Net increase (decrease) in net assets resulting from operations	0.25	(0.14)
Shareholder distributions(3)
Distributions from net investment income	(0.13)	(0.50)
Net decrease in net assets resulting from shareholder distributions	(0.13)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$6.13	$6.01
Shares outstanding, end of period	439,854,096	440,451,167
Total return(6)	4.09%	(2.49)%
Total return (without assuming reinvestment of distributions)(6)	4.16%	(2.11)%
Ratio/Supplemental Data:
Net assets, end of period	$2,697,928	$2,648,186
Ratio of net investment income to average net assets(7)	7.09%	6.40%
Ratio of total operating expenses to average net assets(7)	6.30%	5.19%
Portfolio turnover(8)	7.00%	51.25%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,131,667	$1,131,667
Asset coverage per unit(9)	3.38	3.34

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)
The issuance of common shares on a per share basis reflects the incremental net asset value changes as a result of the issuance of common shares pursuant to the Company’s distribution reinvestment plan. The issuance of common shares at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s issuance of common shares was an increase in net asset value of less than $0.01 per share during the three months ended March 31, 2019.

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2019 are annualized. Annualized ratios for the three months ended March 31, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the three months ended March 31, 2019 and year ended December 31, 2018:

	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of interest expense to average net assets	3.29%	2.30%
(8)
Portfolio turnover for the three months ended March 31, 2019 is not annualized.

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

•
the impact on our business of the Dodd-Frank Act, as amended, and the rules and regulations issued thereunder;

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
Our investment objective is to generate current income and long-term capital appreciation. We pursue our investment objective by focusing on the following seven investment themes: (i) basin-on-basin competition in U.S. shale, (ii) globalization of natural gas, (iii) coal retirements and the evolving energy generation mix, (iv) renewables focused on power grid parity, (v) export infrastructure for emerging U.S. producers, (vi) market liberalization opening new markets and (vii) midstream infrastructure connecting new supplies. However, we may pursue other investment opportunities if we believe it is in our best interests and consistent with our investment objectives.
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
Broadly Syndicated/Loan and Bond Transactions:   Although our primary focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield bond markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies.
In the case of broadly syndicated investments, we generally intend to capitalize on market inefficiencies by investing in loans, bonds, and other asset classes where the market price of such investment reflects a lower value than we believe is warranted based on our fundamental analysis, providing us with an opportunity to earn an attractive return on our investment.

Our portfolio is comprised primarily of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards senior secured debt and directly originated preferred equity investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our preferred equity investments are mostly directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in master limited partnerships and a portion of our portfolio may be comprised of derivatives, including the use of total return swaps, credit default swaps and other commodity swap contracts. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.
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

We reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FS/EIG Advisor and reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. We reimburse FS/EIG Advisor no less than quaterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
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
Portfolio Investment Activity for the Three Months Ended March 31, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2019 and year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Purchases	$264,630	$1,915,034
Sales and Repayments	(351,442)	(1,948,414)
Net Portfolio Activity	$(86,812)	$(33,380)

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$237,254	90%	$743,640	39%
Senior Secured Loans—Second Lien	15,869	6%	128,292	7%
Senior Secured Bonds	—	—	118,587	6%
Unsecured Debt	11,470	4%	368,741	19%
Preferred Equity	37	0%	415,370	22%
Equity/Other	—	—	140,404	7%
Total	$264,630	100%	$1,915,034	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,362,987	$1,328,352	36%	$1,231,279	$1,176,881	32%
Senior Secured Loans—Second Lien	690,279	594,388	16%	673,014	580,144	16%
Senior Secured Bonds	498,728	497,095	14%	497,970	491,916	13%
Unsecured Debt	573,945	486,867	13%	797,146	706,090	19%
Preferred Equity	557,669	533,482	14%	554,652	502,594	13%
Equity/Other	481,968	273,765	7%	494,442	264,327	7%
Total	$4,165,576	$3,713,949	100%	$4,248,503	$3,721,952	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:
	March 31, 2019	December 31, 2018
Number of Portfolio Companies	79	79
% Variable Rate (based on fair value)	43.3%	39.0%
% Fixed Rate (based on fair value)	35.0%	40.4%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	13.0%	12.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	8.7%	8.4%
Weighted Average Annual EBITDA of Portfolio Companies	$204,502	$202,135
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.1%	97.7%
% of Investments on Non-Accrual (based on fair value)	1.6%	1.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.3%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	10.1%
Based on our regular monthly cash distribution rate of  $0.041667 per share as of March 31, 2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.20 per share, the annualized distribution rate to shareholders as of March 31, 2019 was 8.06%. Based on our regular monthly cash distribution rate of  $0.041667 per share as of December 31, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.10 per share, the annualized distribution rate to shareholders as of December 31, 2018 was 8.20%. For the three months ended March 31, 2019 and year ended December 31, 2018, our total return was 4.09% and (2.49)%, respectively, and our total return without assuming reinvestment of distributions was 4.16% and (2.11)%, respectively

Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2019 and year ended December 31, 2018:
New Direct Originations	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Total Commitments (including unfunded commitments)	$100,000	$828,509
Exited Investments (including partial paydowns)	(25,730)	(340,064)
Net Direct Originations	$74,270	$488,445

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$90,000	90%	$287,473	35%
Senior Secured Loans—Second Lien	10,000	10%	109,031	13%
Senior Secured Bonds	—	—	—	—
Unsecured Debt	—	—	13,636	2%
Preferred Equity	—	—	403,151	48%
Equity/Other	—	—	15,218	2%
Total	$100,000	100%	$828,509	100%

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Average New Direct Origination Commitment Amount	$50,000	$29,590
Weighted Average Maturity for New Direct Originations	1/22/24	2/11/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	10.7%	11.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.7%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	5.8%	10.6%
The following table presents certain selected information regarding our direct originations as of March 31, 2019 and December 31, 2018:
Characteristics of All Direct Originations held in Portfolio	March 31, 2019	December 31, 2018
Number of Portfolio Companies	49	47
Weighted Average Annual EBITDA of Portfolio Companies	$207,592	$190,915
Weighted Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.7x	4.4x
% of Investments on Non-Accrual (based on fair value)	2.1%	2.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.4%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.9%	10.9%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2019 and December 31, 2018:
	March 31, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,780,210	75%	$2,644,594	71%
Broadly Syndicated/Other	933,739	25%	1,077,358	29%
Total	$3,713,949	100%	$3,721,952	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	3,147,174	85%	3,143,439	84%
3	306,563	8%	446,877	12%
4	—	—	—	—
5	260,212	7%	131,636	4%
Total	$3,713,949	100%	$3,721,952	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues
Our investment income for the three months ended March 31, 2019 and 2018 was as follows:
	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$84,645	96%	$77,898	87%
Paid-in-kind interest income	2,255	2%	3,019	3%
Fee income	1,513	2%	9,056	10%
Total investment income(1)	$88,413	100%	$89,973	100%

(1)
Such revenues represent $81,254 and $83,987 of cash income earned as well as $7,159 and $5,986 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The increase in the amount of interest income for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was primarily due to an increase in higher yielding directly originated investments in our portfolio.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was primarily due to a decrease in structuring and prepayment activity during the period.
Expenses
Our operating expenses for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Management fees	$17,048	$18,298
Administrative services expenses	793	793
Share transfer agent fees	693	643
Accounting and administrative fees	272	361
Interest expense	21,739	14,107
Trustees’ fees	188	450
Expenses associated with our independent audit and related fees	104	79
Legal fees	139	99
Printing fees	294	244
Other	364	511
Total operating expenses	41,634	35,585
Less: Management fees waiver	(200)	—
Net operating expenses	$41,434	$35,585

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
Ratio of operating expenses to average net assets	1.58%	1.21%
Ratio of management fee waiver to average net assets	(0.01)%	—
Ratio of net operating expenses to average net assets	1.57%	1.21%
Ratio of interest expense to average net assets	(0.82)%	(0.48)%
Ratio of net operating expenses to average net assets, excluding certain expenses	0.75%	0.73%

Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, among other factors.
Management Fees Waived
During the three months ended March 31, 2019, $200 of structuring or other upfront fees received by FS/EIG Advisor were waived against management fees due to FS/EIG Advisor from us. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fees waived for the three months ended March 31, 2019.
Net Investment Income
Our net investment income totaled $46,979 ($0.11 per share) and $54,388 ($0.12 per share) for the three months ended March 31, 2019 and 2018, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, swap contracts and foreign currency for the three months ended March 31, 2019 and 2018, were as follows:
	Three Months Ended March 31,
	2019	2018
Net realized gain (loss) on investments(1)	$(3,274)	$(67,880)
Net realized gain (loss) on swap contracts	1,531	—
Total net realized gain (loss)	$(1,743)	$(67,880)

(1)
We sold investments and received principal repayments of  $300,317 and $51,125, respectively, during the three months ended March 31, 2019 and $301,194 and $257,175, respectively, during the three months ended March 31, 2018.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$74,924	$(25,716)
Net change in unrealized appreciation (depreciation) on swap contracts	(12,306)	—
Net change in unrealized appreciation (depreciation) on foreign currency	1	1
Total net change in unrealized appreciation (depreciation)	$62,619	$(25,715)

During the three months ended March 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the positive performance of certain of our midstream and power investments during the first quarter. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2018 was primarily driven by the performance of our broadly syndicated and directly originated investments.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $107,855 ($0.25 per share) and $(39,207) ($(0.09) per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2019, we had $100,235 in unrestricted cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $413,333 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2019, we also had broadly syndicated investments that could be sold to create additional liquidity. As of March 31, 2019, we had eight senior secured loan investments with aggregate unfunded commitments of  $45,823 and two preferred equity investments with aggregate unfunded commitments of  $2,095. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2019:
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

(2)
As of March 31, 2019, the fair value of the Senior Secured Notes was approximately $513,125.

For additional information regarding our outstanding financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.
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
The following table reflects the cash distributions per share that we have declared and paid on our common shares during the three months ended March 31, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.12500	$54,823
Fiscal 2019
March 31, 2019	$0.12500	$54,616
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
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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

Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for a period of twelve months ending December 31, 2018. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2019 and 2018.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtness at March 31, 2019 is as follows:
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

(2)
At March 31, 2019, no amounts remained unused under the financing arrangement.

(3)
At March 31, 2019, $413,333 remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 43.3% of our portfolio investments (based on fair value) paid variable interest rates, 35.0% paid fixed interest rates, 13.0% were income producing preferred equity and equity/other investments and the remainder (8.7%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.

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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2019 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(15,814)	$(6,153)	$(9,661)	(3.6)%
No change	—	—	—	—
Up 100 basis points	$15,814	$6,153	$9,661	3.6%
Up 300 basis points	$47,442	$18,460	$28,982	10.8%
Up 500 basis points	$79,070	$30,767	$48,303	18.0%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of common shares during the three months ended March 31, 2019 pursuant to our share repurchase program and de minimis account liquidation.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	4,991,838	$6.10	4,991,838	(1)
February 1 to February 28, 2019	—	—	—	—
March 1 to March 31, 2019	—	—	—	—
Total	4,991,838	$6.10	4,991,838	(1)

(1)
The maximum number of common shares available for repurchase pursuant to our share repurchase program on January 2, 2019 was 10,974,088. A description of the maximum number of common shares that may be repurchased under our share repurchase program and a description of the de minimis account liquidation are set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2019.
FS Energy and Power Fund
By:
/s/ Michael C. Forman

Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)
By:
/s/ Edward T. Gallivan, Jr.

Edward T. Gallivan, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)