Form 10-Q
period 2019-06-30
FS Energy & Power Fund
filed 2019-08-13
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) Act: None
Title of each class	Trading symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The issuer had 436,219,231 common shares of beneficial interest outstanding as of August 13, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,454,409 and $3,339,313, respectively)	$3,255,663	$3,099,252
Non-controlled/affiliated investments (amortized cost—$757,928 and $881,726, respectively)	520,059	622,700
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—
Total investments, at fair value (amortized cost—$4,239,801 and $4,248,503, respectively)	3,775,722	3,721,952
Cash	50,630	97,839
Restricted cash	667	667
Receivable for investments sold and repaid	123	15,974
Swap income receivable	600	854
Unrealized appreciation on swap contracts	9,390	20,521
Interest receivable	44,186	33,339
Prepaid expenses and other assets	82	2,370
Total assets	$3,881,400	$3,893,516
Liabilities
Payable for investments purchased	$39,264	$91,894
Credit facilities payable (net of deferred financing costs of $5,724 and $6,465, respectively)(1)	635,943	625,202
Secured note payable (net of deferred financing costs of $8,365 and $9,146, respectively)(1)	483,270	481,485
Shareholder distributions payable	9,622	9,036
Management fees payable	15,729	16,406
Administrative services expense payable	851	498
Interest payable	16,505	16,228
Swap income payable	46	225
Unrealized depreciation on swap contracts	455	867
Trustees’ fees payable	190	183
Other accrued expenses and liabilities	3,740	3,306
Total liabilities	1,205,615	1,245,330
Commitments and contingencies ($28,104 and $28,104, respectively)(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 439,384,159 and 440,451,167 shares issued and outstanding, respectively	439	440
Capital in excess of par value	3,740,383	3,746,792
Accumulated earnings (deficit)	(1,065,037)	(1,099,046)
Total shareholders’ equity	2,675,785	2,648,186
Total liabilities and shareholders’ equity	$3,881,400	$3,893,516
Net asset value per common share at period end	$6.09	$6.01

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$73,951	$62,957	$151,810	$129,337
Paid-in-kind interest income	2,456	1,344	4,347	3,734
Fee income	213	910	1,726	7,875
From non-controlled/affiliated investments:
Interest income	9,116	12,279	15,902	23,797
Paid-in-kind interest income	368	582	732	1,211
Fee income	—	—	—	2,091
Total investment income	86,104	78,072	174,517	168,045
Operating expenses
Management fees	16,890	17,118	33,938	35,416
Administrative services expenses	1,252	802	2,045	1,595
Share transfer agent fees	800	650	1,493	1,293
Accounting and administrative fees	281	339	553	700
Interest expense(1)	21,047	14,162	42,786	28,269
Trustees’ fees	190	184	378	634
Other general and administrative expenses	896	900	1,797	1,833
Total operating expenses	41,356	34,155	82,990	69,740
Less: Management fee offset(2)	(1,161)	—	(1,361)	—
Net expenses	40,195	34,155	81,629	69,740
Net investment income	45,909	43,917	92,888	98,305
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(1,032)	(10,564)	(4,344)	(78,444)
Non-controlled/affiliated	407	—	445	—
Net realized gain (loss) on swap contracts	926	—	2,457	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(18,311)	37,667	41,315	78,734
Non-controlled/affiliated	5,859	15,882	21,157	(50,901)
Net change in unrealized appreciation (depreciation) on swap contracts	1,587	—	(10,719)	—
Net change in unrealized gain (loss) on foreign currency	(1)	19	—	20
Total net realized and unrealized gain (loss)	(10,565)	43,004	50,311	(50,591)
Net increase (decrease) in net assets resulting from operations	$35,344	$86,921	$143,199	$47,714
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.08	$0.20	$0.33	$0.11
Weighted average shares outstanding	437,249,452	439,286,145	437,447,484	439,603,556

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations
Net investment income	$45,909	$43,917	$92,888	$98,305
Net realized gain (loss) on investments, swap contracts and foreign currency	301	(10,564)	(1,442)	(78,444)
Net change in unrealized appreciation (depreciation) on investments	(12,452)	53,549	62,472	27,833
Net change in unrealized appreciation (depreciation) on swap contracts	1,587	—	(10,719)	—
Net change in unrealized gain (loss) on foreign currency	(1)	19	—	20
Net increase (decrease) in net assets resulting from operations	35,344	86,921	143,199	47,714
Shareholder distributions(1)
Distributions to shareholders	(54,574)	(54,811)	(109,190)	(109,634)
Net decrease in net assets resulting from shareholder distributions	(54,574)	(54,811)	(109,190)	(109,634)
Capital share transactions(2)
Reinvestment of shareholder distributions	26,002	30,050	52,955	61,430
Repurchases of common shares	(28,915)	(31,348)	(59,365)	(91,773)
Net increase (decrease) in net assets resulting from capital share transactions	(2,913)	(1,298)	(6,410)	(30,343)
Total increase (decrease) in net assets	(22,143)	30,812	27,599	(92,263)
Net assets at beginning of period	2,697,928	2,842,967	2,648,186	2,966,042
Net assets at end of period	$2,675,785	$2,873,779	$2,675,785	$2,873,779

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$143,199	$47,714
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(547,992)	(706,117)
Paid-in-kind interest	(5,079)	(4,945)
Proceeds from sales and repayments of investments	568,045	1,216,246
Net realized (gain) loss on investments	3,899	78,444
Net change in unrealized (appreciation) depreciation on investments	(62,472)	(27,833)
Net change in unrealized (appreciation) depreciation on swap contracts	10,719	—
Accretion of discount	(10,171)	(6,075)
Amortization of deferred financing costs and discount	3,092	1,032
(Increase) decrease in receivable for investments sold and repaid	15,851	18,523
(Increase) decrease in interest receivable	(10,847)	10,795
(Increase) decrease in expense reimbursement due from sponsor(1)	—	5,945
(Increase) decrease in swap income receivable	254	—
(Increase) decrease in prepaid expenses and other assets	2,288	55
Increase (decrease) in payable for investments purchased	(52,630)	(49,332)
Increase (decrease) in management fees payable	(677)	(4,716)
Increase (decrease) in administrative services expense payable	353	359
Increase (decrease) in swap income payable	(179)	—
Increase (decrease) in interest payable(2)	277	(106)
Increase (decrease) in trustees’ fees payable	7	(68)
Increase (decrease) in other accrued expenses and liabilities	434	(1,002)
Net cash provided by (used in) operating activities	58,371	578,919
Cash flows from financing activities
Repurchases of common shares	(59,365)	(91,773)
Shareholder distributions paid	(55,649)	(50,781)
Borrowings under credit facilities(2)	175,000	115,000
Repayments of credit facilities(2)	(165,000)	(465,000)
Deferred financing costs paid	(566)	—
Net cash provided by (used in) financing activities	(105,580)	(492,554)
Total increase (decrease) in cash	(47,209)	86,365
Cash at beginning of period	98,506	195,376
Cash at end of period(3)	$51,297	$281,741
Supplemental disclosure
Reinvestment of shareholder distributions	$52,955	$61,430
Non-cash purchase of investments	$(90,774)	$(82,320)
Non-cash sales of investments	$90,774	$82,320

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2019 and 2018, the Company paid $39,417 and $27,343, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

(3)
Balance includes cash of  $50,630 and restricted cash of  $667. Restricted cash is the cash collateral required to be posted pursuant to the Company’s swap contracts.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—53.7%
Abaco Energy Technologies LLC	(h)	Service & Equipment	L+950	1.0%	11/20/20	$8,248	$8,056	$8,176
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	102,718	102,603	101,177
Altus Power America, Inc.	(h)(w)	Power	L+750	1.5%	9/30/21	95,762	95,762	91,453
Altus Power America, Inc.	(e)(w)	Power	L+750	1.5%	9/30/21	5,488	5,488	5,241
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,375	3,362	3,364
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	921	927	933
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	562
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	550
Birch Permian LLC	(w)	Upstream	L+800	1.5%	4/12/23	37,500	37,142	37,165
Birch Permian LLC	(e)(w)	Upstream	L+800	1.5%	4/12/23	12,500	12,500	12,388
BL Sand Hills Unit, L.P.	(m)(o)(w)(x)(z)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	14,850
Brazos Delaware II LLC	(f)	Midstream	L+400		5/21/25	40,722	39,609	38,380
Cimarron Energy Inc.	(w)(x)	Service & Equipment	L+900	1.0%	6/30/21	7,500	7,500	7,500
Cox Oil Offshore, LLC, Volumetric Production Payments	(w)(x)(y)	Upstream	9.9%		12/31/23	100,000	77,680	81,359
CPV Shore Holdings LLC		Power	L+375		12/29/25	19,199	19,018	19,191
Eagle Midstream Canada Finance Inc.	(k)(w)(x)	Midstream	8.5%, 1.0% PIK, (1.0% Max PIK)		9/27/20	175,000	175,000	174,563
Edgewater Generation LLC		Power	L+375		12/13/25	19,900	19,854	19,892
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	35,197	34,339	34,039
EPIC Crude Services LP		Midstream	L+500		3/2/26	60,000	58,840	59,213
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	5,900	5,874	5,979
FR BR Holdings LLC	(h)(w)	Midstream	L+650		12/14/23	89,628	84,598	87,215
JSS Holdings, Inc.	(h)(w)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,977	14,878	15,427
LMBE-MC Holdco II LLC		Power	L+400	1.0%	12/3/25	17,333	17,228	17,355
Lusk Operating LLC	(m)(o)(w)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	7/30/19	29,297	27,464	—
MB Precision Holdings LLC	(m)(o)(w)(x)(z)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4,586	4,489	4,586
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	35,000	34,811	35,089
Navitas Midstream Midland Basin LLC		Midstream	L+450	1.0%	12/13/24	64,415	63,964	62,765
Navitas Midstream Midland Basin LLC (Mirror Tranche)	(w)	Midstream	L+450	1.0%	12/13/24	40,000	38,202	38,200
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	35,000	34,981	34,588
Panda Hummel Station LLC	(f)	Power	L+600	1.0%	10/27/22	18,871	18,325	17,078
Panda Hummel Station LLC		Power	L+600	1.0%	10/27/22	23,828	23,343	21,564
Panda Stonewall LLC	(f)	Power	L+550	1.0%	11/13/21	47,715	47,711	46,761
Panda Stonewall LLC	(f)	Power	L+550	1.0%	11/13/21	11,995	11,915	11,755
Permian Production Partners LLC	(f)(h)(w)	Upstream	L+600	1.0%	5/18/24	44,498	43,097	41,494
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,589	2,589	2,277
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	2,381
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	9,589	9,589	10,085
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	28,042	28,042	27,411
Sandy Creek Energy Associates, L.P.		Power	L+400	1.0%	11/9/20	42,913	38,547	39,444
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	9.5%, L+150 PIK (L+1.5% Max PIK)	2.5%	7/20/21	$58,950	$58,950	$58,950
Talen Energy Supply LLC		Power	L+400	1.0%	4/13/24	11,354	11,285	11,366
Traverse Midstream Partners LLC	(h)	Midstream	L+400	1.0%	9/27/24	68,578	68,646	67,990
Ultra Resources, Inc.		Upstream	L+375, 0.25% PIK (0.25% Max PIK)	1.0%	4/12/24	47,720	43,171	36,903
Warren Resources, Inc.	(h)(w)(x)(z)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,437	27,437	27,437
Waterbridge Operating LLC		Midstream	L+575	1.0%	6/21/26	25,000	24,376	24,500
Total Senior Secured Loans—First Lien							1,502,357	1,458,596
Unfunded Loan Commitments							(21,784)	(21,784)
Net Senior Secured Loans—First Lien							1,480,573	1,436,812
Senior Secured Loans—Second Lien—22.8%
Aethon III BR LLC	(w)	Upstream	L+675	1.0%	1/10/25	10,000	9,859	10,200
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	103,919	102,777	103,416
Aethon United BR LP	(e)(w)	Upstream	L+675	1.0%	9/8/23	23,981	23,981	23,865
Arena Energy, LP	(h)(w)(x)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	1/24/21	114,355	114,355	114,355
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		9/11/23	22,511	22,511	22,681
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		9/11/23	54,108	49,399	46,799
Chisholm Oil and Gas Operating, LLC	(h)(w)(x)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	192,752
Chisholm Energy Holdings, LLC	(w)	Upstream	L+625	1.5%	5/15/26	21,429	21,218	20,910
Chisholm Energy Holdings, LLC	(e)(w)	Upstream	L+625	1.5%	5/15/26	8,571	8,571	8,364
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	10/29/25	25,000	24,465	23,063
Granite Acquisition, Inc.	(x)	Power	L+725	1.0%	12/19/22	22,331	22,099	22,390
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	13,545	13,478	13,479
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,498
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,600
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,653	1,679
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,842	18,909
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	137,233	100,902	1,000
Total Senior Secured Loans—Second Lien							751,615	644,960
Unfunded Loan Commitments							(34,057)	(34,057)
Net Senior Secured Loans—Second Lien							717,558	610,903
Senior Secured Bonds—19.1%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	88,650
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,994	9,600
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	27,341	28,803	25,769
FourPoint Energy, LLC	(h)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	230,288	231,598
Sunnova Energy Corp.	(h)(w)(z)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		3/30/21	18,408	18,798	18,846
Talen Energy Supply LLC		Power	7.3%		5/15/27	12,000	12,000	12,330
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	125,400
Total Senior Secured Bonds							511,883	512,193

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Unsecured Debt—13.2%
Bruin E&P Partners, LLC	(x)	Upstream	8.9%		8/1/23	$12,424	$12,537	$10,498
Compressco Partners, LP	(x)	Midstream	7.3%		8/15/22	9,900	9,877	8,935
Covey Park Energy LLC	(x)	Upstream	7.5%		5/15/25	62,289	62,697	45,160
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	13,197	11,611	12,042
Ferrellgas, L.P.		Midstream	6.8%		1/15/22	9,270	8,229	8,250
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,062	1,017	1,056
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	6,748	6,463	6,715
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,395	1,336	1,388
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,313	1,257	1,306
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,154	1,106	1,149
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	13,063	11,435
Great Western Petroleum, LLC	(x)	Upstream	9.0%		9/30/21	35,830	35,749	29,291
Hammerhead Resources Inc.	(h)(k)(w)(x)	Upstream	9.0%		7/10/22	100,000	98,011	98,130
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,426	35,813
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,340	12,675
Moss Creek Resources, LLC	(x)	Upstream	7.3%		1/15/26	36,500	36,060	31,299
Sunnova Energy Corp.	(w)(z)	Power	7.5%		9/30/21	757	757	757
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,456	11,466
Tenrgys, LLC	(m)(n)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	23,745
Total Unsecured Debt							435,992	351,110

					Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—21.3%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment			28,942,003	1,447	15,195
Altus Midstream LP, Series A Preferred Units	(j)(w)(x)	Midstream	7.0%	6/28/26	50,000	50,000	50,000
Altus Power America Holdings, LLC, Preferred Equity	(p)(w)(x)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	10/3/23	29,908,537	29,909	29,609
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials			27,856	2,786	279
Great Western Petroleum, LLC, Preferred Equity	(n)(w)(x)	Upstream	15.5%	12/31/27	36,364	40,671	36,059
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.9%	11/30/24	75,000,000	73,506	68,933
MB Precision Investment Holdings LLC, Class A Preferred Units	(o)(w)(x)(z)	Industrials			8,952,623	1,880	521
NuStar, Preferred Equity	(k)(w)(x)	Midstream	12.8%	6/29/28	5,910,165	148,889	185,648
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream			2,536	2,511	2,679
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%	5/8/25	70,297	69,301	77,595
Sunnova Energy Corp., Preferred Equity	(o)(w)(x)(z)	Power			1,117,214	5,948	7,071
Synergy Offshore LLC, Preferred Equity	(m)(o)(v)(w)(x)	Upstream			71,131	93,009	12,377
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream			1,475,531	14,734	—
USA Compression Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	9.8%	4/3/28	79,336	77,431	84,139
Total Preferred Equity						612,022	570,105

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.0%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment	6,944,444	$6,944	$2,885
Allied Downhole Technologies, LLC, Common Equity	(n)(o)(w)(x)	Service & Equipment	7,431,113	7,223	966
Allied Downhole Technologies, LLC, Warrants	(n)(o)(w)(x)	Service & Equipment	5,344,680	1,865	695
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream	148,692,909	44,700	46,987
Bellatrix Exploration Ltd., Warrants	(k)(o)(w)(x)	Upstream	1,533,197	—	261
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(z)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(s)(w)(x)(z)	Upstream	N/A	740	446
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(z)	Upstream	29,117	24,019	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream	14,700,000	14,700	6,829
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment	4,302,293	3,950	176
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment	25,000,000	1,289	1,025
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(o)(w)(x)(z)	Upstream	66,000	66,000	15,238
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(o)(w)(x)(z)	Upstream	12,374	8,176	2,886
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(z)	Upstream	150,937	37,734	34,848
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(n)(o)(w)(x)(z)	Upstream	222,750	55,688	51,427
Harvest Oil & Gas Corp., Common Equity	(o)(x)(z)	Upstream	1,350,620	29,714	18,031
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials	N/A	—	83
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)	Midstream	13,486	3,406	3,836
Lusk Operating LLC, Common Equity	(o)(r)(w)(aa)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(o)(w)	Industrials	1,426,110	490	—
PDI Parent LLC, Common Equity	(o)(w)(x)	Power	1,941,431	1,663	592
Ridgeback Resources Inc., Common Equity	(k)(o)(t)(w)(x)(z)	Upstream	9,599,928	58,985	52,066
Sunnova Energy Corp., Common Equity	(o)(w)(x)(z)	Power	6,667,368	25,026	27,170
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	1,913
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	2,226
The Brock Group, Inc., Common Equity	(o)(w)(x)	Service & Equipment	786,094	15,617	8,718
Titan Energy, LLC, Common Equity	(o)(x)(z)	Upstream	555,496	17,554	21
USA Compression Partners, LP, Warrants (Market)	(k)(o)(w)(x)	Midstream	793,359	555	1,724
USA Compression Partners, LP, Warrants (Premium)	(k)(o)(w)(x)	Midstream	1,586,719	714	2,290
Warren Resources, Inc., Common Equity	(o)(w)(x)(z)	Upstream	4,415,749	20,754	11,260
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream	4,867,084	4,137	—
Total Equity/Other				481,773	294,599
TOTAL INVESTMENTS—141.1%				$4,239,801	3,775,722
LIABILITIES IN EXCESS OF OTHER ASSETS—(41.1%)	(i)				(1,099,937)
NET ASSETS—100.0%					$2,675,785

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2019
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation	Unrealized Depreciation
BP Energy Company	Fixed	NYMEX WTI	July 1, 2019–December 31, 2023	1,205,372	$62.84	$8,685	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	July 1, 2019–December 31, 2023	1,110,608	$3.21	192	396
Macquarie Bank Limited	Basis	NYMEX WTI/Argus LLS	July 1, 2019–December 31, 2019	94,731	$5.38	132	—
Total Swap Contracts—Crude Oil						9,009	396

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation	Unrealized Depreciation
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	July 1, 2019–December 31, 2023	3,170,595	$2.64	$381	$59
Total Swap Contracts—Natural Gas						381	59
TOTAL SWAP CONTRACTS						$9,390	$455

Abbreviations
Bbls—Barrels
MMBtu—One million British thermal units
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, the three-month London Interbank Offered Rate, or LIBOR, was 2.32% and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of June 30, 2019.

(g)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Goldman Sachs Bank USA (see Note 9).

(i)
Includes the effect of swap contracts.

(j)
Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2019, 75.0% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of June 30, 2019.

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
As of June 30, 2019
(in thousands, except share amounts)

(s)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2019.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2019.

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

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2019
(in thousands, except share amounts)

(z)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
Altus Power America, Inc.	$83,247	$—	$(85,939)	$—	$—	$2,692	$—	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	—	—	—	(5,150)	14,850	993	—
MB Precision Holdings LLC	4,573	52	(75)	161	38	(163)	4,586	439	52
Warren Resources, Inc.	27,297	140	—	—	—	—	27,437	1,613	140
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	12,411	—	—	—	—	(11,411)	1,000	—	—
Senior Secured Bonds
FourPoint Energy, LLC	231,010	—	—	1,221	—	(633)	231,598	11,919	—
Sunnova Energy Corp.	17,757	19,419	(18,847)	(49)	407	159	18,846	937	540
Unsecured Debt
Sunnova Energy Corp.	—	757	—	—	—	—	757	—	—
Preferred Equity
Altus Power America Holdings, LLC, Preferred Equity	28,217	—	(28,646)	—	—	429	—	—	—
MB Precision Investment Holdings LLC, Class A Preferred Units	1,248	37	—	—	—	(764)	521	—	—
Sunnova Energy Corp., Preferred Equity	6,134	—	—	—	—	937	7,071	1	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	2,183	—	(12,474)	—	—	10,291	—	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	1,150	—	—	—	—	(1,150)	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	738	—	—	—	—	(292)	446	—	—
BL Sand Hills Unit, L.P., Series A Units	3,239	—	—	—	—	(3,239)	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	14,768	—	—	—	—	470	15,238	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	2,800	—	—	—	—	86	2,886	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	33,772	—	—	—	—	1,076	34,848	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	49,840	—	—	—	—	1,587	51,427	—	—
Harvest Oil & Gas Corp., Common Equity	24,284	—	—	—	—	(6,253)	18,031	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	47,488	—	—	—	—	4,578	52,066	—	—
Sunnova Energy Corp., Common Equity	—	—	—	—	—	27,170	27,170	—	—
Titan Energy, LLC, Common Equity	167	—	—	—	—	(146)	21	—	—
Warren Resources, Inc., Common Equity	10,377	—	—	—	—	883	11,260	—	—
	$622,700	$20,405	$(145,981)	$1,333	$445	$21,157	$520,059	$15,902	$732

(1)
Interest and PIK income presented for the six months ended June 30, 2019.

(aa)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company held investments in Lusk Operating LLC, which it is deemed to be an “affiliated person” of and deemed to “control.” The fair value as of June 30, 2019 was $0 for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC. The company did not purchase, sell, accrue income or realize a gain (loss) for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC for the six months ended June 30, 2019.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Subordinated Income Incentive Fee:   Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, the Company recognized $75 in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	8,588,405	$52,955	9,291,732	$61,430
Share Repurchase Program	(9,655,413)	(59,365)	(13,804,680)	(91,773)
Net Proceeds from Share Transactions	(1,067,008)	$(6,410)	(4,512,948)	$(30,343)
During the period from July 1, 2019 to August 13, 2019, the Company issued 1,341,412 common shares pursuant to its distribution reinvestment plan for gross proceeds of  $8,318 at an average price per share of  $6.20.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425
March 31, 2018	April 2, 2018	4,786,015	24%	1.08%	$6.55	31,348
Total		13,804,680				$91,773
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
March 31, 2019	April 1, 2019	4,365,903	13%	0.99%	$6.20	27,069
Total		8,934,098				$54,935
On July 23, 2019, the Company repurchased 4,193,499 common shares (representing 10% of common shares tendered for repurchase and 0.95% of the shares outstanding as of such date) at $6.20 per share for aggregate consideration totaling $26,000.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of the regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5,000 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in the regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. The Company conducted its first de minimis account liquidation after the Company’s second quarter 2018 share repurchase offer.
The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidiations during the six months ended June 30, 2019:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 16, 2019	423,643	0.10%	$6.10	$2,584
March 31, 2019	April 11, 2019	297,672	0.07%	$6.20	1,846
Total		721,315			$4,430
On August 8, 2019, the Company conducted a de minimis account liquidation after the Company’s second quarter 2019 share repurchase offer, pursuant to which, the Company repurchased 312,841 common shares (representing 0.07% of the shares outstanding as of such date) at $6.20 per share for aggregate consideration totaling $1,940.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Effective April 9, 2018, FS/EIG Advisor agreed to waive incentive fees on income for the period ended December 31, 2018. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
Pursuant to the FS Advisor investment advisory agreement, FS Advisor was entitled to an annual base management fee of 1.75% of the average value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective January 1, 2018, FS Advisor had agreed to waive incentive fees on income for the period of twelve months ended December 31, 2018. Pursuant to the investment sub-advisory agreement, GSO was entitled to receive 50% of all management and incentive fees payable to FS Advisor under the FS Advisor investment advisory agreement with respect to each year.
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the six months ended June 30, 2019, $1,361 of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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
The Company reimburses FS/EIG Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of FS Investments and EIG providing administrative services to the Company on behalf of FS/EIG Advisor, and for fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. The Company reimburses FS/EIG Advisor no less than quarterly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company’s board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

third-party providers known to be available. In addition, the Company’s board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of trustees, among other things, compares the total amount paid to FS/EIG Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor. The FS/EIG investment advisory agreement is substantially similar to the FS Advisor investment advisory agreement.
The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the three and six months ended June 30, 2019 and 2018:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$15,729	$17,118	$32,577	$35,416
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,252	$802	$2,045	$1,595

(1)
During the six months ended June 30, 2019 and 2018, $33,254 and $34,187, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $0 and $5,945, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). The base management fee amount shown in the table above for the three and six months ended June 30, 2019 is shown net of  $1,161 and $1,361, respectively, in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of June 30, 2019, $15,729 in base management fees were payable to FS/EIG Advisor.

(2)
During the six months ended June 30, 2019 and 2018, $1,423 and $1,307, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and/or FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,215 and $1,236 in administrative services expenses to FS Advisor and/or FS/EIG Advisor during the six months ended June 30, 2019 and 2018, respectively.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS KKR Capital Corp., FS Investment Corporation II, FS Investment Corporation III, and FS Investment Corporation IV, or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.
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
Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if  (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies. The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. During the six months ended June 30, 2019, the Company did not pay any amounts in expense recoupments to FS Investments. As of June 30, 2019, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursements paid by FS Investments to the Company as of June 30, 2019 that may become subject to repayment by the Company to FS Investments:
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. During the six months ended June 30, 2019, FS/EIG Advisor did not defer the receipt of any base management fees under the FS/EIG investment advisory agreement. As of June 30, 2019, there were no deferred base management fees subject to future payment by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the six months ended June 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
Total	$0.25000	$109,634
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
Total	$0.25000	$109,190
Subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 9, 2019 and July 26, 2019, the Company’s board of trustees declared regular monthly cash distributions for July 2019 through September 2019 and October 2019 through December 2019, respectively, each in the amount of  $0.041667 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the six months ended June 30, 2019 and 2018 was funded through the reimbursement of operating expenses or the offset or waiver of advisory fees by FS Investments, EIG or FS/EIG Advisor, as applicable. Any such distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the six months ended June 30, 2019 and 2018, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the six months ended June 30, 2019 and 2018:
Six Months Ended June 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	109,190	100%	109,634	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	—	—
Total	$109,190	100%	$109,634	100%

(1)
During the six months ended June 30, 2019 and 2018, 91.3% and 93.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.9% and 2.9%, respectively, was attributable to paid-in-kind, or PIK, interest and 5.8% and 3.3%, respectively, respectively, was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the six months ended June 30, 2019 and 2018 was $105,500 and $114,871, respectively. As of June 30, 2019 and December 31, 2018, the Company had $2,820 and $6,510, respectively, of undistributed ordinary income on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019	2018
GAAP-basis net investment income	$92,888	$98,305
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(1,094)	(9,479)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	12,875	12,366
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	(1,615)	13,691
Other miscellaneous differences	2,446	(12)
Tax-basis net investment income	$105,500	$114,871
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
As of June 30, 2019 and December 31, 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:
	June 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$2,820	$6,510
Accumulated capital losses(1)	(550,373)	(550,356)
Other temporary differences	(165)	(178)
Net unrealized appreciation (depreciation) on investments, swap contracts and unrealized gain/loss on foreign currency(2)	(494,917)	(555,022)
Total	$(1,042,635)	$(1,099,046)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $16,795 and $533,578, respectively.

(2)
As of June 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $143,698 and $107,658, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $638,615 and $662,680, respectively.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,279,575 and $4,296,629 as of June 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(494,917) and $(555,022) as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, the Company had deferred tax assets of  $102,813 and $82,246, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2019 and December 31, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of  $102,813 and $82,246, respectively. For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the six months ended June 30, 2019, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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
Below is a summary of the Company’s open fixed price swap positions as of June 30, 2019. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	NYMEX WTI	211,645	$68.26
2020	NYMEX WTI	511,363	$65.12
2021	NYMEX WTI	132,918	$61.24
2022	NYMEX WTI	180,928	$57.96
2023	NYMEX WTI	168,518	$55.63

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)

Swap Contracts—Natural Gas
Year	Location	MMBtu	Weighted Average Price ($/MMBtu)
2019	NYMEX Henry Hub	566,213	$2.78
2020	NYMEX Henry Hub	1,537,598	$2.64
2021	NYMEX Henry Hub	337,174	$2.55
2022	NYMEX Henry Hub	385,908	$2.55
2023	NYMEX Henry Hub	343,702	$2.58
In addition, the Company has entered into oil basis swap positions, which settle on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of June 30, 2019, the Company had the following oil basis swap positions for Argus LLS. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	Argus LLS/NYMEX WTI	211,637	$5.34
2020	Argus LLS/NYMEX WTI	511,357	$3.71
2021	Argus LLS/NYMEX WTI	132,912	$2.85
2022	Argus LLS/NYMEX WTI	180,921	$2.07
2023	Argus LLS/NYMEX WTI	168,512	$1.78
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of June 30, 2019 and December 31, 2018 was as follows:
	June 30, 2019 (Unaudited)		December 31, 2018
Instrument	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$9,009	$396	$20,441	$672
Swap Contracts—Natural Gas	381	59	80	195
Total	$9,390	$455	$20,521	$867

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)

During the six months ended June 30, 2018, the Company did not have any swap contracts. The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three and six months ended June 30, 2019 was as follows:
	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$849	$935	$2,351	$(11,156)
Swap Contracts—Natural Gas	77	652	106	437
Total	$926	$1,587	$2,457	$(10,719)

(1)
Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.

(2)
Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)
BP Energy Company	$9,414	$421	$8,993	$21,163	$672	$20,491
Macquarie Bank Limited	576	80	496	212	212	—
Total	$9,990	$501	$9,489	$21,375	$884	$20,491

	June 30, 2019 (Unaudited)			December 31, 2018
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)
BP Energy Company	$421	$421	$—	$672	$672	$—
Macquarie Bank Limited	80	80	—	420	212	208
Total	$501	$501	$—	$1,092	$884	$208

(1)
Net amount of derivative assets represents the net amount due to the Company from the counterparty.

(2)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,480,573	$1,436,812	38%	$1,231,279	$1,176,881	32%
Senior Secured Loans—Second Lien	717,558	610,903	16%	673,014	580,144	16%
Senior Secured Bonds	511,883	512,193	14%	497,970	491,916	13%
Unsecured Debt	435,992	351,110	9%	797,146	706,090	19%
Preferred Equity	612,022	570,105	15%	554,652	502,594	13%
Equity/Other	481,773	294,599	8%	494,442	264,327	7%
Total	$4,239,801	$3,775,722	100%	$4,248,503	$3,721,952	100%

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
As of June 30, 2019, the Company held investments in one portfolio company of which it is deemed to “control.” As of June 30, 2019, the Company held investments in eight portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (z) and (aa) to the unaudited consolidated schedule of investments as of June 30, 2019 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2019, the Company had eight senior secured loan investments with aggregate unfunded commitments of  $55,841 and one preferred equity investment, Rosehill Resources, Inc, with an unfunded commitment of  $833. As of December 31, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $86,983 and two preferred equity investments with aggregate unfunded commitments of  $2,095. As of December 31, 2018, these unfunded preferred equity investments were Altus Power America Holdings, LLC and Rosehill Resources, Inc. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,963,294	52%	$2,193,317	59%
Midstream	1,028,701	27%	831,722	22%
Power	543,841	14%	426,812	12%
Service & Equipment	207,376	6%	216,443	6%
Industrials	32,510	1%	53,658	1%
Total	$3,775,722	100%	$3,721,952	100%
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
As of June 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2019 (Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$18,052	$24,451
Level 2—Significant other observable inputs	837,179	1,148,071
Level 3—Significant unobservable inputs	2,920,491	2,549,430
Total	$3,775,722	$3,721,952

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

As of June 30, 2019 and December 31, 2018, the Company’s swap contracts were categorized as follows in the table below.
	June 30, 2019 (Unaudited)		December 31, 2018
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	9,390	455	20,521	867
Level 3—Significant unobservable inputs	—	—	—	—
Total	$9,390	$455	$20,521	$867
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

The following is a reconciliation for the six months ended June 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period	$761,125	$539,172	$456,575	$55,906	$498,167	$238,485	$2,549,430
Accretion of discount (amortization of premium)	612	528	1,173	308	5,376	—	7,997
Net realized gain (loss)	187	3	407	—	—	(7,717)	(7,120)
Net change in unrealized appreciation (depreciation)	12,646	(13,578)	5,768	(6,790)	14,571	48,505	61,122
Purchases	214,679	116,478	18,877	757	51,299	278	402,368
Paid-in-kind interest	1,077	2,241	540	500	692	—	5,050
Sales and repayments	(89,886)	(79,394)	(18,846)	—	—	(5,230)	(193,356)
Net transfers in or out of Level 3(1)	—	—	—	95,000	—	—	95,000
Fair value at end of period	$900,440	$565,450	$464,494	$145,681	$570,105	$274,321	$2,920,491
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$13,018	$(14,834)	$5,656	$(6,790)	$14,571	$38,026	$49,647

	For the Six Months Ended June 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period(2)	$924,926	$796,524	$660,151	$1,203,524	$78,161	$294,974	$3,958,260
Accretion of discount (amortization of premium)	266	133	1,560	10	674	—	2,643
Net realized gain (loss)	(2,823)	453	—	—	(84)	—	(2,454)
Net change in unrealized appreciation (depreciation)	37	(35,936)	3,057	9,532	24,681	6,655	8,026
Purchases	127,896	10,965	—	12,947	287,452	38,527	477,787
Paid-in-kind interest	945	2,265	1,018	717	—	—	4,945
Sales and repayments	(84,056)	(23,915)	(10,156)	(65,000)	(12,663)	—	(195,790)
Net transfers in or out of Level 3(1)	(265,915)	(236,115)	(171,431)	(1,093,268)	(14,018)	(8,276)	(1,789,023)
Fair value at end of period	$701,276	$514,374	$484,199	$68,462	$364,203	$331,880	$2,464,394
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(279)	$(33,112)	$3,447	$10,962	$17,012	$(4,626)	$(6,596)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at June 30, 2019 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$827,303	Market Comparables	Market Yield (%)	8.0%–19.5%	11.3%
			EBITDA Multiples (x)	7.3x–7.8x	7.5x
			Proved Reserves Multiples (Mmboe)	$5.3–$5.8	$5.5
			PV-10 Multiples (x)	0.5x–0.5x	0.5x
	73,137	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	550,978	Market Comparables	Market Yield (%)	7.8%–13.8%	10.3%
	13,472	Discounted Cash Flow	Discount Rate (%)	8.8%–9.8%	9.3%
	1,000	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	464,494	Market Comparables	Market Yield (%)	7.8%–9.9%	9.2%
Unsecured Debt	144,924	Market Comparables	Market Yield (%)	9.5%–13.0%	10.1%
			PV-10 Multiples (x)	1.0x–1.0x	1.0x
			Net Aircraft Book Value Multiple (x)	1.0x–1.0x	1.0x
	757	Other(2)	Other(2)	N/A	N/A
Preferred Equity	222,115	Market Comparables	Market Yield (%)	9.0%–17.8%	9.5%
			EBITDA Multiples (x)	7.3x–12.8x	11.4x
			PV-10 Multiples (x)	15.3x–22.6x	19.0x
			Proved Reserves Multiples (Mmboe)	$5.3–$5.8	$5.5
	340,640	Discounted Cash Flow	Discount Rate (%)	8.3%–19.3%	13.6%
	7,350	Other(2)	Other(2)	N/A	N/A
Equity/Other	217,332	Market Comparables	EBITDA Multiples (x)	4.1x–9.0x	4.8x
			Production Multiples (Mboe/d)	$28,750.0–$42,500.0	$33,327.6
			Proved Reserves Multiples (Mmboe)	$3.8–$13.6	$7.0
			Production Multiples (MMcfe/d)	$3,450.0–$3,950.0	$3,700.0
			Proved Reserves Multiples (Bcfe)	0.9x–1.0x	1.0x
			PV-10 Multiples (x)	0.5x–1.4x	0.8x
	4,282	Discounted Cash Flow	Discount Rate (%)	9.4%–32.5%	10.5%
	4,097	Option Valuation Model	Volatility (%)	24.0%–30.0%	27.1%
	48,610	Other(2)	Other(2)	N/A	N/A
Total	$2,920,491

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$726,328	Market Comparables	Market Yield (%)	9.3%-17.5%	11.6%
			EBITDA Multiples (x)	5.5x-8.0x	6.1x
			Proved Reserves Multiples (Mmboe)	$5.7-$7.3	$6.5
			PV-10 Multiples (x)	0.5x-0.5x	0.5x
	34,797	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans— Second Lien	519,478	Market Comparables	Market Yield (%)	8.9%-13.8%	10.9%
	7,283	Discounted Cash Flow	Discount Rate (%)	10.0%-11.0%	10.5%
	12,411	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	456,575	Market Comparables	Market Yield (%)	9.4%-13.6%	10.0%
Unsecured Debt	55,906	Market Comparables	Market Yield (%)	11.0%-15.3%	13.2%
			PV-10 Multiples (x)	0.9x-1.1x	1.0x
Preferred Equity	383,625	Market Comparables	Market Yield (%)	10.0%-18.8%	10.5%
			EBITDA Multiples (x)	7.5x-12.0x	10.8x
			Proved Reserves Multiples (Mmboe)	$6.7-$6.7	$6.7
	108,018	Discounted Cash Flow	Discount Rate (%)	14.0%-18.0%	15.8%
	6,524	Other(2)	Other(2)	N/A	N/A
Equity/Other	220,605	Market Comparables	EBITDA Multiples (x)	0.2x-9.0x	6.5x
			Production Multiples (Mboe/d)	$25,000.0-$38,750.0	$29,476.4
			Proved Reserves Multiples (Mmboe)	$3.5-$13.8	$6.7
			Production Multiples (MMcfe/d)	$4,100.0-$4,600.0	$4,350.0
			Proved Reserves Multiples (Bcfe)	1.2x-1.3x	1.2x
			PV-10 Multiples (x)	0.5x-2.3x	1.2x
			Capacity Multiple ($/kW)	$1,875.0-$2,125.0	$2,000.0
	5,294	Discounted Cash Flow	Discount Rate (%)	11.8%-31.0%	13.5%
	890	Option Valuation Model	Volatility (%)	26.0%-34.0%	30.0%
	11,696	Other(2)	Other(2)	N/A	N/A
Total	$2,549,430

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of June 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018 and the additional disclosure set forth in this Note 9.
	As of June 30, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	September 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	216,667	403,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,141,667	$403,333

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	September 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	206,667	413,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,131,667	$413,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of June 30, 2019 and December 31, 2018, the fair value of the Senior Secured Notes was approximately $508,750 and $480,702, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three and six months ended June 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$6,806	$163	$6,969	$6,489	$146	$6,635
JPMorgan Facility	3,310	383	3,693	—	—	—
Senior Secured Notes	9,375	1,010	10,385	—	—	—
Barclays Credit Facility	—	—	—	95	45	140
BNP Facility	—	—	—	2,013	—	2,013
Deutsche Bank Credit Facility	—	—	—	2,339	233	2,572
Fortress Facility	—	—	—	2,725	77	2,802
Total	$19,491	$1,556	$21,047	$13,661	$501	$14,162

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

	Six Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$13,692	$322	$14,014	$12,121	$290	$12,411
JPMorgan Facility	7,252	762	8,014	—	—	—
Senior Secured Notes	18,750	2,008	20,758	—	—	—
Barclays Credit Facility	—	—	—	189	64	253
BNP Facility	—	—	—	4,134	—	4,134
Deutsche Bank Credit Facility	—	—	—	5,582	524	6,106
Fortress Facility	—	—	—	5,211	154	5,365
Total	$39,694	$3,092	$42,786	$27,237	$1,032	$28,269

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $1,162,247 and 6.83%, respectively. As of June 30, 2019, the Company’s effective interest rate on borrowings was 6.73%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $1,065,801 and 5.11%, respectively. As of June 30, 2018, the Company’s effective interest rate on borrowings was 5.48%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2019 and December 31, 2018.
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and the year ended December 31, 2018:
	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$6.01	$6.65
Results of operations(2)
Net investment income	0.21	0.42
Net realized gain (loss) and unrealized appreciation (depreciation)	0.12	(0.56)
Net increase (decrease) in net assets resulting from operations	0.33	(0.14)
Shareholder distributions(3)
Distributions from net investment income	(0.25)	(0.50)
Net decrease in net assets resulting from shareholder distributions	(0.25)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$6.09	$6.01
Shares outstanding, end of period	439,384,159	440,451,167
Total return(6)	5.51%	(2.49)%
Total return (without assuming reinvestment of distributions)(6)	5.49%	(2.11)%
Ratio/Supplemental Data:
Net assets, end of period	$2,675,785	$2,648,186
Ratio of net investment income to average net assets(7)	6.93%	6.40%
Ratio of total operating expenses to average net assets(7)	6.24%	5.19%
Portfolio turnover(8)	16.94%	51.25%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,141,667	$1,131,667
Asset coverage per unit(9)	3.34	3.34

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2019 are annualized. Annualized ratios for the six months ended June 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the six months ended June 30, 2019 and year ended December 31, 2018:

	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of interest expense to average net assets	3.22%	2.30%
(8)
Portfolio turnover for the six months ended June 30, 2019 is not annualized.

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
Broadly Syndicated Loan and Bond Transactions:   Although our primary focus is to invest in directly originated transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield bond markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies.
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
Revenues
The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net realized gain or loss on swap contracts, net change in unrealized appreciation or depreciation on investments, net change in unrealized gain or loss on foreign currency investments and net change in unrealized gain or loss on swap contracts. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net realized gain or loss on swap contracts is the portion of realized gain or loss attributable to the difference between the fixed price specified in the contract and the referenced settlement price. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. Net change in unrealized gain or loss on swap contracts is the net change in the value of receivables or accruals due to the impact of the difference between the fixed price specified in the contract and the referenced settlement price.
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
We reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG Advisor, and for fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. We reimburse FS/EIG Advisor no less than quarterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2019:
Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Purchases	$374,136	$638,766
Sales and Repayments	(307,377)	(658,819)
Net Portfolio Activity	$66,759	$(20,053)

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$180,206	48%	$417,460	65%
Senior Secured Loans—Second Lien	105,259	28%	121,128	19%
Senior Secured Bonds	30,878	8%	30,878	5%
Unsecured Debt	6,253	2%	17,723	3%
Preferred Equity	51,262	14%	51,299	8%
Equity/Other	278	0%	278	0%
Total	$374,136	100%	$638,766	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,480,573	$1,436,812	38%	$1,231,279	$1,176,881	32%
Senior Secured Loans—Second Lien	717,558	610,903	16%	673,014	580,144	16%
Senior Secured Bonds	511,883	512,193	14%	497,970	491,916	13%
Unsecured Debt	435,992	351,110	9%	797,146	706,090	19%
Preferred Equity	612,022	570,105	15%	554,652	502,594	13%
Equity/Other	481,773	294,599	8%	494,442	264,327	7%
Total	$4,239,801	$3,775,722	100%	$4,248,503	$3,721,952	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:
	June 30, 2019	December 31, 2018
Number of Portfolio Companies	77	79
% Variable Rate (based on fair value)	45.9%	39.0%
% Fixed Rate (based on fair value)	31.2%	40.4%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	14.1%	12.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	8.8%	8.4%
Weighted Average Annual EBITDA of Portfolio Companies	$223,086	$202,135
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.5%	97.7%
% of Investments on Non-Accrual (based on fair value)	1.5%	1.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.1%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	10.1%
Based on our regular monthly cash distribution rate of  $0.041667 per share as of June 30, 2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.20 per share, the annualized distribution rate to shareholders as of June 30, 2019 was 8.06%. Based on our regular monthly cash distribution rate of  $0.041667 per share as of December 31, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.10 per share, the annualized distribution rate to shareholders as of December 31, 2018 was 8.20%. For the six months ended June 30, 2019 and year ended December 31, 2018, our total return was 5.51% and (2.49)%, respectively, and our total return without assuming reinvestment of distributions was 5.49% and (2.11)%, respectively.

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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2019:
New Direct Originations	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Total Commitments (including unfunded commitments)	$133,647	$233,647
Exited Investments (including partial paydowns)	(34,788)	(60,518)
Net Direct Originations	$98,859	$173,129

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$53,369	40%	$143,369	61%
Senior Secured Loans—Second Lien	30,000	22%	40,000	17%
Senior Secured Bonds	—	—	—	—
Unsecured Debt	—	—	—	—
Preferred Equity	50,000	38%	50,000	22%
Equity/Other	278	0%	278	0%
Total	$133,647	100%	$233,647	100%

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Average New Direct Origination Commitment Amount	$26,729	$33,378
Weighted Average Maturity for New Direct Originations	6/7/24	3/24/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	8.9%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.9%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.7%	7.8%
The following table presents certain selected information regarding our direct originations as of June 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations held in Portfolio	June 30, 2019	December 31, 2018
Number of Portfolio Companies	51	47
Weighted Average Annual EBITDA of Portfolio Companies	$215,794	$190,915
Weighted Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.8x	4.4x
% of Investments on Non-Accrual (based on fair value)	2.0%	2.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.2%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.6%	10.9%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2019 and December 31, 2018:
	June 30, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,873,165	76%	$2,644,594	71%
Broadly Syndicated/Other	902,557	24%	1,077,358	29%
Total	$3,775,722	100%	$3,721,952	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	3,291,755	87%	3,143,439	84%
3	214,361	6%	446,877	12%
4	—	—	—	—
5	269,606	7%	131,636	4%
Total	$3,775,722	100%	$3,721,952	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenues
Our investment income for the three and six months ended June 30, 2019 and 2018 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$83,067	97%	$75,236	97%	$167,712	96%	$153,134	91%
Paid-in-kind interest income	2,824	3%	1,926	2%	5,079	2%	4,945	3%
Fee income	213	0%	910	1%	1,726	1%	9,966	6%
Total investment income(1)	$86,104	100%	$78,072	100%	$174,517	100%	$168,045	100%

(1)
For the three months ended June 30, 2019 and 2018, such revenues represent $78,014 and $73,570 of cash income earned as well as $8,090 and $4,502 in non-cash portions relating to accretion of discount and PIK interest, respectively. For the six months ended June 30, 2019 and 2018, such revenues represent $159,268 and $157,557 of cash income earned as well as $15,249 and $10,488 in non-cash portions relating to accretion of discount and PIK interest, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The increase in interest income and PIK income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to a combination of factors including an overall increase in the size of the investment portfolio, higher yields in certain of our investments, including directly originated investments, and a smaller allocation to non-income producing investments.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to the decrease of structuring and prepayment activity.

Expenses
Our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$16,890	$17,118	$33,938	$35,416
Administrative services expenses	1,252	802	2,045	1,595
Share transfer agent fees	800	650	1,493	1,293
Accounting and administrative fees	281	339	553	700
Interest expense	21,047	14,162	42,786	28,269
Trustees’ fees	190	184	378	634
Expenses associated with our independent audit and related fees	112	130	216	209
Legal fees	135	265	274	364
Printing fees	275	300	569	544
Other	374	205	738	716
Total operating expenses	41,356	34,155	82,990	69,740
Less: Management fee offset	(1,161)	—	(1,361)	—
Net operating expenses	$40,195	$34,155	$81,629	$69,740
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2019 and 2018:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	1.54%	1.20%	3.12%	2.40%
Ratio of management fee offset to average net assets	(0.04)%	—	(0.05)%	—
Ratio of net operating expenses to average net assets	1.50%	1.20%	3.07%	2.40%
Ratio of interest expense to average net assets	(0.79)%	(0.50)%	(1.61)%	(0.97)%
Ratio of net operating expenses to average net assets, excluding interest expense	0.71%	0.70%	1.46%	1.43%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, among other factors.
Management Fee Offset
During the three and six months ended June 30, 2019, $1,161 and $1,361, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees due to FS/EIG Advisor from us. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fees offset for the three and six months ended June 30, 2019.
Net Investment Income
Our net investment income totaled $45,909 ($0.10 per share) and $43,917 ($0.10 per share) for the three months ended June 30, 2019 and 2018, respectively and $92,888 ($0.21 per share) and $98,305 ($0.22 per share) for the six months ended June 30, 2019 and 2018, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and swap contracts for the three and six months ended June 30, 2019 and 2018, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(625)	$(10,564)	$(3,899)	$(78,444)
Net realized gain (loss) on swap contracts	926	—	2,457	—
Total net realized gain (loss)	$301	$(10,564)	$(1,442)	$(78,444)

(1)
We sold investments and received principal repayments of  $260,809 and $46,568, respectively, during the three months ended June 30, 2019 and $655,374 and $84,823, respectively, during the three months ended June 30, 2018. We sold investments and received principal repayments of  $561,126 and $97,693, respectively, during the six months ended June 30, 2019 and $956,568 and $341,998, respectively, during the six months ended June 30, 2018.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(12,452)	$53,549	$62,472	$27,833
Net change in unrealized appreciation (depreciation) on swap contracts	1,587	—	(10,719)	—
Net change in unrealized appreciation (depreciation) on foreign currency	(1)	19	—	20
Total net change in unrealized appreciation (depreciation)	$(10,866)	$53,568	$51,753	$27,853
During the three months ended June 30, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of certain of our upstream investments. The change in unrealized appreciation (depreciation) on our investments during three months ended June 30, 2018 was primarily driven by the performance of our broadly syndicated and directly originated investments. During the six months ended June 30, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of certain of our midstream and power investments during the first quarter. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2018 was primarily driven by the performance of our broadly syndicated and directly originated investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $35,344 ($0.08 per share) and $86,921 ($0.20 per share), respectively. For the six months ended June 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $143,199 ($0.33 per share) and $47,714 ($0.11 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2019, we had $50,630 in unrestricted cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $403,333 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2019, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2019, we had eight senior secured loan investments with aggregate unfunded commitments of  $55,841 and one preferred equity investment with an unfunded commitment of  $833. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2019:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	September 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	216,667	403,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,141,667	$403,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of June 30, 2019, the fair value of the Senior Secured Notes was approximately $508,750.

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
The following table reflects the cash distributions per share that we have declared and paid on our common shares during the six months ended June 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
Total	$0.25000	$109,634
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
Total	$0.25000	$109,190
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2019 and 2018, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for the period of twelve months ended December 31, 2018. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2019 and 2018.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtness at June 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Goldman Facility(2)	September 15, 2019	$425,000	$425,000	—	—	—
JPMorgan Facility(3)	February 16, 2023	$216,667	—	—	$216,667	—
Senior Secured Notes(2)	August 15, 2023	$500,000	—	—	$500,000	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2019, no amounts remained unused under the financing arrangement.

(3)
At June 30, 2019, $403,333 remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 45.9% of our portfolio investments (based on fair value) paid variable interest rates, 31.2% paid fixed interest rates, 14.1% were income producing preferred equity and equity/other investments and the remainder (8.8%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2019 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(16,215)	$(6,526)	$(9,689)	(3.7)%
No change	—	—	—	—
Up 100 basis points	$17,298	$6,526	$10,772	4.1%
Up 300 basis points	$52,131	$19,579	$32,552	12.3%
Up 500 basis points	$86,964	$32,631	$54,333	20.6%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of common shares during the six months ended June 30, 2019 pursuant to our share repurchase program and de minimis account liquidation.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2019	4,663,575	$6.20	4,663,575	(1)
May 1 to May 31, 2019	—	—	—	—
June 1 to June 30, 2019	—	—	—	—
Total	4,663,575	$6.20	4,663,575	(1)

(1)
The maximum number of common shares available for repurchase pursuant to our share repurchase program on April 1, 2019 was 10,974,088. A description of the maximum number of common shares that may be repurchased under our share repurchase program and a description of the de minimis account liquidation are set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2019.
FS Energy and Power Fund
By:
/s/ Michael C. Forman

Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)
By:
/s/ Edward T. Gallivan, Jr.

Edward T. Gallivan, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)