Form 10-Q
period 2019-09-30
FS Energy & Power Fund
filed 2019-11-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
The issuer had 435,638,911 common shares of beneficial interest outstanding as of November 14, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,689,471 and $3,339,313, respectively)	$3,407,697	$3,099,252
Non-controlled/affiliated investments (amortized cost—$708,157 and $881,726, respectively)	411,100	622,700
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—
Total investments, at fair value (amortized cost—$4,425,092 and $4,248,503, respectively)	3,818,797	3,721,952
Cash	59,988	97,839
Restricted cash	667	667
Receivable for investments sold and repaid	5,004	15,974
Swap income receivable	560	854
Unrealized appreciation on swap contracts	12,999	20,521
Interest receivable	42,127	33,339
Prepaid expenses and other assets	378	2,370
Total assets	$3,940,520	$3,893,516
Liabilities
Payable for investments purchased	$53,261	$91,894
Credit facilities payable (net of deferred financing costs of $5,198 and $6,465, respectively)(1)	841,469	625,202
Secured note payable (net of deferred financing costs of $7,854 and $9,146, respectively)(1)	484,292	481,485
Shareholder distributions payable	9,988	9,036
Management fees payable	14,375	16,406
Administrative services expense payable	981	498
Interest payable	7,245	16,228
Swap income payable	—	225
Unrealized depreciation on swap contracts	264	867
Trustees’ fees payable	192	183
Other accrued expenses and liabilities	4,093	3,306
Total liabilities	1,416,160	1,245,330
Commitments and contingencies ($28,104 and $28,104, respectively)(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 438,983,219 and 440,451,167 shares issued and outstanding, respectively	439	440
Capital in excess of par value	3,737,269	3,746,792
Accumulated earnings (deficit)	(1,213,348)	(1,099,046)
Total shareholders’ equity	2,524,360	2,648,186
Total liabilities and shareholders’ equity	$3,940,520	$3,893,516
Net asset value per common share at period end	$5.75	$6.01

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$81,714	$64,440	$233,524	$193,777
Paid-in-kind interest income	2,829	2,052	7,176	5,786
Fee income	—	1,974	1,726	9,849
Dividend income	—	150	—	150
From non-controlled/affiliated investments:
Interest income	6,959	11,267	22,861	35,064
Paid-in-kind interest income	315	458	1,047	1,669
Fee income	4,657	—	4,657	2,091
Total investment income	96,474	80,341	270,991	248,386
Operating expenses
Management fees	17,533	16,977	51,471	52,393
Administrative services expenses	1,330	1,211	3,375	2,806
Share transfer agent fees	658	658	2,151	1,951
Accounting and administrative fees	354	312	907	1,012
Interest expense(1)	23,050	17,714	65,836	45,983
Trustees’ fees	192	187	570	821
Other general and administrative expenses	1,163	1,956	2,960	3,789
Total operating expenses	44,280	39,015	127,270	108,755
Less: Management fee offset(2)	(3,158)	—	(4,519)	—
Net expenses	41,122	39,015	122,751	108,755
Net investment income	55,352	41,326	148,240	139,631
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(18,383)	(5,750)	(22,727)	(84,194)
Non-controlled/affiliated	6,065	56	6,510	56
Net realized gain (loss) on swap contracts	1,613	—	4,070	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(83,028)	64,493	(41,713)	143,227
Non-controlled/affiliated	(59,188)	(12,831)	(38,031)	(63,732)
Net change in unrealized appreciation (depreciation) on swap contracts	3,800	—	(6,919)	—
Net change in unrealized gain (loss) on foreign currency	—	1	—	21
Total net realized and unrealized gain (loss)	(149,121)	45,969	(98,810)	(4,622)
Net increase (decrease) in net assets resulting from operations	$(93,769)	$87,295	$49,430	$135,009
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.21)	$0.20	$0.11	$0.31
Weighted average shares outstanding	437,324,544	438,931,809	437,406,054	439,377,180

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income	$55,352	$41,326	$148,240	$139,631
Net realized gain (loss) on investments, swap contracts and foreign currency	(10,705)	(5,694)	(12,147)	(84,138)
Net change in unrealized appreciation (depreciation) on investments	(142,216)	51,662	(79,744)	79,495
Net change in unrealized appreciation (depreciation) on swap contracts	3,800	—	(6,919)	—
Net change in unrealized gain (loss) on foreign currency	—	1	—	21
Net increase (decrease) in net assets resulting from operations	(93,769)	87,295	49,430	135,009
Shareholder distributions(1)
Distributions to shareholders	(54,542)	(54,724)	(163,732)	(164,358)
Net decrease in net assets resulting from shareholder distributions	(54,542)	(54,724)	(163,732)	(164,358)
Capital share transactions(2)
Reinvestment of shareholder distributions	24,826	28,899	77,781	90,329
Repurchases of common shares	(27,940)	(34,413)	(87,305)	(126,186)
Net increase (decrease) in net assets resulting from capital share transactions	(3,114)	(5,514)	(9,524)	(35,857)
Total increase (decrease) in net assets	(151,425)	27,057	(123,826)	(65,206)
Net assets at beginning of period	2,675,785	2,873,779	2,648,186	2,966,042
Net assets at end of period	$2,524,360	$2,900,836	$2,524,360	$2,900,836

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$49,430	$135,009
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(912,202)	(1,155,976)
Paid-in-kind interest	(8,223)	(7,455)
Proceeds from sales and repayments of investments	745,925	1,437,531
Net realized (gain) loss on investments	16,217	84,138
Net change in unrealized (appreciation) depreciation on investments	79,744	(79,495)
Net change in unrealized (appreciation) depreciation on swap contracts	6,919	—
Accretion of discount	(18,306)	(9,927)
Amortization of deferred financing costs and discount	4,640	2,759
(Increase) decrease in receivable for investments sold and repaid	10,970	52,691
(Increase) decrease in interest receivable	(8,788)	3,163
(Increase) decrease in expense reimbursement due from sponsor(1)	—	5,945
(Increase) decrease in swap income receivable	294	—
(Increase) decrease in prepaid expenses and other assets	1,992	3
Increase (decrease) in payable for investments purchased	(38,633)	10,365
Increase (decrease) in management fees payable	(2,031)	(4,857)
Increase (decrease) in administrative services expense payable	483	484
Increase (decrease) in swap income payable	(225)	—
Increase (decrease) in interest payable(2)	(8,983)	37
Increase (decrease) in trustees’ fees payable	9	(65)
Increase (decrease) in other accrued expenses and liabilities	787	(536)
Net cash provided by (used in) operating activities	(79,981)	473,814
Cash flows from financing activities
Repurchases of common shares	(87,305)	(126,186)
Shareholder distributions paid	(84,999)	(76,243)
Borrowings under credit facilities(2)	460,000	321,667
Borrowings under secured notes(2)	—	489,865
Repayments of credit facilities(2)	(245,000)	(910,000)
Deferred financing costs paid	(566)	(17,540)
Net cash provided by (used in) financing activities	42,130	(318,437)
Total increase (decrease) in cash	(37,851)	155,377
Cash at beginning of period	98,506	195,376
Cash at end of period(3)	$60,655	$350,753
Supplemental disclosure
Reinvestment of shareholder distributions	$77,781	$90,329
Non-cash purchase of investments	$(128,941)	$(135,113)
Non-cash sales of investments	$128,941	$135,113

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2019 and 2018, the Company paid $70,179 and $43,187, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

(3)
Balance includes cash of  $59,988 and restricted cash of  $667. Restricted cash is the cash collateral required to be posted pursuant to the Company’s swap contracts.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—55.1%
Abaco Energy Technologies LLC	(h)(w)	Service & Equipment	L+950	1.0%	11/20/20	$8,125	$7,964	$8,044
AIRRO (Mauritius) Holdings II	(k)(w)(bb)	Power	L+695	1.5%	7/24/25	17,659	15,092	14,509
AIRRO (Mauritius) Holdings II	(k)(e)(w)(bb)	Power	L+695	1.5%	7/24/25	17,341	17,341	14,318
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	102,718	102,629	98,229
Altus Power America, Inc.	(h)(w)	Power	L+750	1.5%	9/30/21	101,250	101,250	98,339
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,284	3,273	3,275
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	921	916	927
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	547
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	547
Birch Permian LLC	(w)	Upstream	L+800	1.5%	4/12/23	37,500	37,161	37,324
Birch Permian LLC	(e)(w)	Upstream	L+800	1.5%	4/12/23	12,500	12,500	12,441
BL Sand Hills Unit, L.P.	(m)(o)(w)(x)(z)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	1,178
Brazos Delaware II LLC	(f)	Midstream	L+400		5/21/25	53,861	51,623	49,855
Cimarron Energy Inc.	(w)(x)	Service & Equipment	10.0%		6/30/21	7,500	7,500	7,472
Cox Oil Offshore, LLC, Volumetric Production Payments	(w)(x)(y)(cc)	Upstream	3.6%		12/31/23	100,000	70,796	64,855
CPV Shore Holdings LLC		Power	L+375		12/29/25	1,103	1,093	1,105
Eagle Midstream Canada Finance Inc.	(k)(w)(x)	Midstream	8.5%, 1.0% PIK, (1.0% Max PIK)		9/27/20	175,000	175,000	175,000
Edgewater Generation LLC		Power	L+375		12/13/25	2,893	2,886	2,864
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	34,521	33,707	33,614
EPIC Crude Services LP		Midstream	L+500		3/2/26	35,000	34,339	33,338
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	5,900	5,876	5,941
FR BR Holdings LLC	(h)(w)	Midstream	L+650		12/14/23	89,550	84,744	87,634
JSS Holdings, Inc.	(h)(w)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,989	14,895	15,439
LMBE-MC Holdco II LLC		Power	L+400	1.0%	12/3/25	1,759	1,739	1,768
Lusk Operating LLC	(m)(o)(w)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	10/31/19	29,297	27,464	—
MB Precision Holdings LLC	(w)(x)(z)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4,595	4,534	4,595
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	35,000	34,830	34,689
Midcoast Energy LLC		Midstream	L+550		8/1/25	13,965	13,913	13,773
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+450	1.0%	12/13/24	78,094	76,970	73,799
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,900	38,171	37,706
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	35,000	34,982	34,731
Panda Hummel Station LLC		Power	L+600	1.0%	10/27/22	19,199	18,682	16,703
Panda Hummel Station LLC		Power	L+600	1.0%	10/27/22	24,288	23,833	21,131
Panda Stonewall LLC		Power	L+550	1.0%	11/13/21	47,568	47,558	45,874
Panda Stonewall LLC		Power	L+550	1.0%	11/13/21	16,926	16,726	16,323
Permian Production Partners LLC	(h)(w)(x)	Upstream	L+600	1.0%	5/18/24	44,498	43,146	31,649
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,719	2,719	2,400
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	2,391
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	10,048	10,048	10,124
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	$27,966	$27,966	$25,135
Prairie ECI Acquiror LP	(f)	Midstream	L+475		3/11/26	5,389	5,288	5,271
Sandy Creek Energy Associates, L.P.	(f)	Power	L+400	1.0%	11/9/20	64,040	57,798	56,862
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	9.5%, L+150 PIK (L+150% Max PIK)	2.5%	7/20/21	59,420	59,420	59,420
Terra-Gen Finance Co LLC	(f)	Power	L+425		12/9/21	14,000	13,071	13,300
Traverse Midstream Partners LLC	(h)	Midstream	L+400	1.0%	9/27/24	60,426	60,439	53,628
Ultra Resources, Inc.	(f)	Upstream	L+375, 0.25% PIK (0.25% Max PIK)	1.0%	4/12/24	67,588	56,820	45,191
Warren Resources, Inc.	(h)(w)(x)(z)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,507	27,507	27,507
Waterbridge Operating LLC		Midstream	L+575	1.0%	6/22/26	25,000	24,392	24,219
Total Senior Secured Loans—First Lien							1,529,766	1,424,984
Unfunded Loan Commitments							(33,637)	(33,637)
Net Senior Secured Loans—First Lien							1,496,129	1,391,347
Senior Secured Loans—Second Lien—25.2%
Aethon III BR LLC	(w)	Upstream	L+675	1.0%	1/10/25	10,000	9,863	10,019
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	148,150	146,498	147,720
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	115,549	115,549	114,988
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		9/11/23	22,511	22,511	22,511
Bellatrix Exploration Ltd.	(k)(m)(o)(w)(x)	Upstream	8.5%		9/11/23	54,108	49,618	17,713
Chisholm Oil and Gas Operating, LLC	(h)(w)(x)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	197,960
Chisholm Energy Holdings, LLC	(w)	Upstream	L+625	1.5%	5/15/26	21,429	21,224	21,019
Chisholm Energy Holdings, LLC	(e)(w)	Upstream	L+625	1.5%	5/15/26	8,571	8,571	8,407
Encino Acquisition Partners Holdings LLC	(f)	Upstream	L+675	1.0%	10/29/25	41,828	35,190	26,143
Granite Acquisition, Inc.	(h)	Power	L+725	1.0%	12/19/22	22,331	22,112	22,377
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	13,545	13,481	13,569
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,508
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,626
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,654	1,617
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,847	18,989
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	137,233	100,902	1,362
Total Senior Secured Loans—Second Lien							783,525	645,528
Unfunded Loan Commitments							(10,076)	(10,076)
Net Senior Secured Loans—Second Lien							773,449	635,452
Senior Secured Bonds—20.5%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	89,550
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,994	9,179
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	39,341	39,715	34,620
FourPoint Energy, LLC	(h)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	230,931	231,598
Talen Energy Supply LLC		Power	7.3%		5/15/27	29,319	29,035	29,943
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	122,700
Total Senior Secured Bonds							521,675	517,590

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Unsecured Debt—13.5%
Covey Park Energy LLC	(x)	Upstream	7.5%		5/15/25	$30,289	$30,698	$24,383
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	24,729	21,890	21,143
Ferrellgas, L.P.		Midstream	6.8%		1/15/22	25,020	21,826	21,297
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,102	1,041	1,086
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	7,007	6,618	6,902
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,448	1,368	1,426
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,363	1,288	1,343
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,199	1,132	1,181
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	13,084	12,387
Great Western Petroleum, LLC	(x)	Upstream	9.0%		9/30/21	35,830	35,764	31,351
Hammerhead Resources Inc.	(h)(k)(w)(x)	Upstream	9.0%		7/10/22	100,000	98,136	97,500
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,365	30,844
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,397	11,880
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	36,500	36,070	27,055
Oasis Petroleum Inc.	(k)	Upstream	7.3%		3/15/22	2,000	1,940	1,875
Oasis Petroleum Inc.	(f)(k)	Upstream	6.9%		1/15/23	6,850	6,500	6,302
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,447	11,487
Tenrgys, LLC	(m)(n)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	28,000
Whiting Petroleum Corp.	(k)	Upstream	5.8%		3/15/21	2,395	2,315	2,296
Total Unsecured Debt							415,879	339,738

					Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—27.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment			28,942,003	1,447	14,312
Altus Midstream LP, Series A Preferred Units	(j)(w)(x)	Midstream	11.0%	6/28/26	50,000	50,603	51,000
Altus Power America Holdings, LLC, Preferred Equity	(p)(w)(x)	Power	9.0%, 5.0% PIK (5.0% Max PIK)	10/3/23	29,908,537	29,909	29,909
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials			27,856	2,786	209
Great Western Petroleum, LLC, Preferred Equity	(n)(w)(x)	Upstream	15.5%	12/31/27	36,364	41,468	37,724
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.9%	11/30/24	75,000,000	74,373	69,705
MB Precision Investment Holdings LLC, Class A Preferred Units	(o)(w)(x)(z)	Industrials			8,952,623	1,880	1,101
NGL Energy Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	14.2%	7/2/27	125,000	120,734	120,113
NuStar, Preferred Equity	(k)(w)(x)	Midstream	12.8%	6/29/28	5,910,165	150,054	184,929
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream			2,536	2,511	2,803
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%	5/8/25	70,297	69,331	81,313
Synergy Offshore LLC, Preferred Equity	(m)(o)(v)(w)(x)	Upstream			71,131	93,009	5,000
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream			1,475,531	14,734	—
USA Compression Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	9.8%	4/3/28	79,336	77,466	84,728
Total Preferred Equity						730,305	682,846

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.0%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment	6,944,444	$6,944	$2,642
AIRRO (Mauritius) Holdings II, Warrants	(k)(o)(w)(bb)	Power	35	2,652	1,118
Allied Downhole Technologies, LLC, Common Equity	(n)(o)(w)(x)	Service & Equipment	7,431,113	7,223	372
Allied Downhole Technologies, LLC, Warrants	(n)(o)(w)(x)	Service & Equipment	5,344,680	1,865	267
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream	148,692,909	44,700	34,051
Bellatrix Exploration Ltd., Warrants	(k)(o)(w)(x)	Upstream	1,533,197	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(z)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(o)(s)(w)(x)(z)	Upstream	N/A	740	—
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(z)	Upstream	29,117	24,019	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream	14,700,000	14,700	14,353
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment	4,302,293	3,950	290
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment	25,000,000	1,289	1,688
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(o)(w)(x)(z)	Upstream	66,000	66,000	9,669
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(o)(w)(x)(z)	Upstream	12,374	8,176	1,831
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(z)	Upstream	150,937	37,734	22,112
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(n)(o)(w)(x)(z)	Upstream	222,750	55,688	32,633
Harvest Oil & Gas Corp., Common Equity	(o)(x)(z)	Upstream	1,350,620	29,714	17,626
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials	N/A	—	160
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)	Midstream	13,486	3,406	4,149
Lusk Operating LLC, Common Equity	(o)(r)(w)(aa)	Upstream	2,000	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(o)(w)(z)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(k)(o)(w)	Midstream	2,188	3,083	3,083
NGL Energy Partners, LP, Warrants (Premium)	(k)(o)(w)	Midstream	3,125	2,623	2,623
PDI Parent LLC, Common Equity	(o)(w)(x)	Power	1,941,431	1,663	194
Ridgeback Resources Inc., Common Equity	(k)(o)(t)(w)(x)(z)	Upstream	9,599,928	58,985	48,567
Sunnova Energy Corp., Common Equity	(o)(x)	Power	3,392,666	38,167	36,471
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	1,444
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	1,391
Titan Energy, LLC, Common Equity	(o)(x)(z)	Upstream	555,496	17,554	17
USA Compression Partners, LP, Warrants (Market)	(k)(o)(w)(x)	Midstream	793,359	555	1,611
USA Compression Partners, LP, Warrants (Premium)	(k)(o)(w)(x)	Midstream	1,586,719	714	2,158
Warren Resources, Inc., Common Equity	(o)(w)(x)(z)	Upstream	4,415,749	20,754	11,304
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream	4,867,084	4,137	—
Total Equity/Other				487,655	251,824
TOTAL INVESTMENTS—151.3%				$4,425,092	3,818,797
LIABILITIES IN EXCESS OF OTHER ASSETS—(51.3%)	(i)				(1,294,437)
NET ASSETS—100.0%					$2,524,360

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2019
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation	Unrealized Depreciation
BP Energy Co.	Fixed	NYMEX WTI	October 1, 2019–December 31, 2023	1,097,026	$62.27	$11,879	$—
BP Energy Co.	Basis	NYMEX WTI/Argus LLS	October 1, 2019–December 31, 2023	1,051,524	$3.09	537	261
Macquarie Bank Ltd.	Basis	NYMEX WTI/Argus LLS	October 1, 2019–December 31, 2019	45,472	$5.38	104	—
Total Swap Contracts—Crude Oil						12,520	261

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation	Unrealized Depreciation
Macquarie Bank Ltd.	Fixed	NYMEX Henry Hub	October 1, 2019–December 31, 2023	2,814,910	$2.62	$479	$3
Total Swap Contracts—Natural Gas						479	3
TOTAL SWAP CONTRACTS						$12,999	$264

Abbreviations
Bbls—Barrels
MMBtu—One million British thermal units
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019, the three-month London Interbank Offered Rate, or LIBOR, was 2.09% and the U.S. Prime Lending Rate, or Prime, was 5.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of September 30, 2019.

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

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2019, 72.3% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of September 30, 2019.

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
As of September 30, 2019
(in thousands, except share amounts)

(s)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2019.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2019.

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

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2019
(in thousands, except share amounts)

(z)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income(1)	PIK Income(1)	Fee Income
Senior Secured Loans—First Lien
Altus Power America, Inc.	$83,247	$—	$(85,939)	$—	$—	$2,692	$—	$—	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	—	—	—	(18,822)	1,178	782	—	—
MB Precision Holdings LLC	4,573	78	(93)	198	38	(199)	4,595	613	78	—
Warren Resources, Inc.	27,297	210	—	—	—	—	27,507	2,405	210	—
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	12,411	—	—	—	—	(11,049)	1,362	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	231,010	—	—	1,864	—	(1,276)	231,598	17,970	—	—
Sunnova Energy Corp.	17,757	19,637	(37,474)	(67)	36	111	—	1,091	759	4,657
Unsecured Debt
Sunnova Energy Corp.	—	757	(629)	—	(128)	—	—	—	—	—
Preferred Equity
Altus Power America Holdings, LLC, Preferred Equity	28,217	—	(28,646)	—	—	429	—	—	—
MB Precision Investment Holdings LLC, Class A Preferred Units	1,248	37	—	—	—	(184)	1,101	—	—	—
Sunnova Energy Corp., Preferred Equity	6,134	—	(5,387)	—	(561)	(186)	—	—	—	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	2,183	—	(12,474)	—	—	10,291	—
BL Sand Hills Unit, L.P., Net Profits Interest	1,150	—	—	—	—	(1,150)	—	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	738	—	—	—	—	(738)	—	—	—	—
BL Sand Hills Unit, L.P., Series A Units	3,239	—	—	—	—	(3,239)	—	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	14,768	—	—	—	—	(5,099)	9,669	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	2,800	—	—	—	—	(969)	1,831	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	33,772	—	—	—	—	(11,660)	22,112	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	49,840	—	—	—	—	(17,207)	32,633	—	—	—
Harvest Oil & Gas Corp., Common Equity	24,284	—	—	—	—	(6,658)	17,626	—	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	47,488	—	—	—	—	1,079	48,567	—	—	—
Sunnova Energy Corp., Common Equity	—	—	(32,151)	—	7,125	25,026	—	—	—	—
Titan Energy, LLC, Common Equity	167	—	—	—	—	(150)	17	—	—	—
Warren Resources, Inc., Common Equity	10,377	—	—	—	—	927	11,304	—	—	—
	$622,700	$20,719	$(202,793)	$1,995	$6,510	$(38,031)	$411,100	$22,861	$1,047	$4,657

(1)
Interest, PIK and fee income presented for the nine months ended September 30, 2019.

(aa)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company held investments in Lusk Operating LLC, which it is deemed to be an “affiliated person” of and deemed to “control.” The fair value as of September 30, 2019 was $0 for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC. The company did not purchase, sell, accrue income or realize a gain (loss) for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC for the nine months ended September 30, 2019.

(bb)
Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.

(cc)
Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.

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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation	Unrealized Depreciation
BP Energy Co.	Fixed	NYMEX WTI	January 1, 2019–December 31, 2023	1,441,514	$63.88	$20,162	$—
BP Energy Co.	Basis	NYMEX WTI/Argus LLS	January 1, 2019–December 31, 2023	1,233,639	3.42	149	672
Macquarie Bank Ltd.	Basis	NYMEX WTI/Argus LLS	January 1, 2019–December 31, 2019	207,837	5.38	130	—
Total Swap Contracts—Crude Oil						20,441	672

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation	Unrealized Depreciation
Macquarie Bank Ltd.	Fixed	NYMEX Henry Hub	January 1, 2019–December 31, 2023	4,099,135	$2.71	$80	$195
Total Swap Contracts—Natural Gas						80	195
TOTAL SWAP CONTRACTS						$20,521	$867
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, the Company recognized $75 in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	12,693,805	$77,781	13,659,940	$90,329
Share Repurchase Program	(14,161,753)	(87,305)	(19,018,771)	(126,186)
Net Proceeds from Share Transactions	(1,467,948)	$(9,524)	(5,358,831)	$(35,857)
During the period from October 1, 2019 to November 14, 2019, the Company issued 1,389,465 common shares pursuant to its distribution reinvestment plan for gross proceeds of  $7,989 at an average price per share of  $5.75.
The Company has submitted to the SEC an application for an exemptive order to permit it to offer multiple classes of common shares. While the Company has no present intention to recommence a public offering of its common shares, the Company may do so upon receipt of an exemptive order from the SEC, although there is no assurance that the Company will receive such relief.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425
March 31, 2018	April 2, 2018	4,786,015	24%	1.08%	$6.55	31,348
June 30, 2018	July 2, 2018	4,554,498	20%	1.03%	$6.60	30,060
Total		18,359,178				$121,833
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
March 31, 2019	April 1, 2019	4,365,903	13%	0.99%	$6.20	27,069
June 30, 2019	July 23, 2019	4,193,499	10%	0.95%	$6.20	26,000
Total		13,127,597				$80,935
On October 2, 2019, the Company repurchased 4,243,599 common shares (representing 9% of common shares tendered for repurchase and 0.97% of the shares outstanding as of such date) at $5.85 per share for aggregate consideration totaling $24,825.
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
The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidiations during the nine months ended September 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
June 30, 2018	July 19, 2018	659,593	0.15%	$6.60	$4,353
Total		659,593			$4,353

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 16, 2019	423,643	0.10%	$6.10	$2,584
March 31, 2019	April 11, 2019	297,672	0.07%	$6.20	1,846
June 30, 2019	August 8, 2019	312,841	0.07%	$6.20	1,940
Total		1,034,156			$6,370

On October 17, 2019, the Company conducted a de minimis account liquidation after the Company’s third quarter 2019 share repurchase offer, pursuant to which, the Company repurchased 490,174 common shares (representing 0.11% of the shares outstanding as of such date) at $5.85 per share for aggregate consideration totaling $2,868.
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
Pursuant to the FS Advisor investment advisory agreement, FS Advisor was entitled to an annual base management fee of 1.75% of the average value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective January 1, 2018, FS Advisor had agreed to waive incentive fees on income for the twelve months ended December 31, 2018. Pursuant to the investment sub-advisory agreement, GSO was entitled to receive 50% of all management and incentive fees payable to FS Advisor under the FS Advisor investment advisory agreement with respect to each year.
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the nine months ended September 30, 2019, $4,519 of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the three and nine months ended September 30, 2019 and 2018:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$14,375	$16,977	$46,952	$52,393
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,330	$1,211	$3,375	$2,806

(1)
During the nine months ended September 30, 2019 and 2018, $48,983 and $51,305, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $0 and $5,945, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). The base management fee amount shown in the table above for the three and nine months ended September 30, 2019 is shown net of  $3,158 and $4,519 , respectively, in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of September 30, 2019, $14,375 in base management fees were payable to FS/EIG Advisor.

(2)
During the nine months ended September 30, 2019 and 2018, $2,265 and $2,393, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and/or FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $2,139 and $2,322 in administrative services expenses to FS Advisor and/or FS/EIG Advisor, or its affiliates, during the nine months ended September 30, 2019 and 2018, respectively.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if  (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. During the nine months ended September 30, 2019, the Company did not pay any amounts in expense recoupments to FS Investments. As of September 30, 2019, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursements paid by FS Investments to the Company as of September 30, 2019 that may become subject to repayment by the Company to FS Investments:
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

On November 14, 2018, FS/EIG Advisor announced that for any calendar quarter ending on or prior to September 30, 2019 it would defer the receipt of base management fees under the FS/EIG investment advisory agreement if, and to the extent that, the Company’s distributions paid to the Company’s shareholders in the calendar quarter exceeded the sum of the Company’s investment company taxable income (as defined in Section 852 of the Internal Revenue Code of 1986, as amended, or the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, the Company’s distributable funds on a tax basis. FS/EIG Advisor would have only received any deferred fees in a calendar quarter if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar quarter would have exceeded the Company’s distributions paid to the Company’s shareholders in such quarter. In light of this commitment by FS/EIG Advisor, the FS/EIG expense reimbursement agreement was terminated on November 12, 2018.
For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. During the nine months ended September 30, 2019, FS/EIG Advisor did not defer the receipt of any base management fees under the FS/EIG investment advisory agreement. As of September 30, 2019, there were no deferred base management fees subject to future payment by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the nine months ended September 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
September 30, 2018	0.12500	54,724
Total	$0.37500	$164,358
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
September 30, 2019	0.12500	54,542
Total	$0.37500	$163,732
Subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On July 26, 2019, the Company’s board of trustees declared regular monthly cash distributions for October 2019 through December 2019, each in the amount of  $0.041667 per share. These

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the nine months ended September 30, 2019 and 2018 was funded through the reimbursement of operating expenses or the offset or waiver of advisory fees by FS Investments, EIG or FS/EIG Advisor, as applicable. Any such distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the nine months ended September 30, 2019 and 2018, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2019 and 2018:
Nine Months Ended September 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	163,732	100%	164,358	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	—	—
Total	$163,732	100%	$164,358	100%

(1)
During the nine months ended September 30, 2019 and 2018, 90.4% and 93.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.0% and 3.0%, respectively, was attributable to paid-in-kind, or PIK, interest and 6.6% and 3.7%, respectively, respectively, was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2019 and 2018 was $160,306 and $171,101, respectively. As of September 30, 2019 and December 31, 2018, the Company had $3,344 and $6,770, respectively, of undistributed ordinary income on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019	2018
GAAP-basis net investment income	$148,240	$139,631
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(6,070)	(11,621)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	19,199	18,847
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	(5,117)	24,262
Other miscellaneous differences	4,054	(18)
Tax-basis net investment income	$160,306	$171,101

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
As of September 30, 2019 and December 31, 2018, the components of accumulated earnings (deficit) on a tax basis were as follows:
	September 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$3,344	$6,770
Accumulated capital losses(1)	(559,642)	(550,356)
Other temporary differences	(160)	(179)
Net unrealized appreciation (depreciation) on investments, swap contracts and unrealized gain/loss on foreign currency(2)	(627,996)	(555,281)
Total	$(1,184,454)	$(1,099,046)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of September 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $20,927 and $538,715, respectively.

(2)
As of September 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $123,061 and $101,726, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $751,057 and $657,007, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,459,528 and $4,296,887 as of September 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(627,996) and $(555,281) as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, the Company had deferred tax assets of  $129,295 and $82,246, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2019 and December 31, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of  $129,295 and $82,246, respectively. For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the nine months ended September 30, 2019, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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

price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2019.
Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	NYMEX WTI	103,299	$67.83
2020	NYMEX WTI	511,363	$65.12
2021	NYMEX WTI	132,918	$61.24
2022	NYMEX WTI	180,928	$57.96
2023	NYMEX WTI	168,518	$55.63
Swap Contracts—Natural Gas
Year	Location	MMBtu	Weighted Average Price ($/MMBtu)
2019	NYMEX Henry Hub	210,528	$2.85
2020	NYMEX Henry Hub	1,537,598	$2.64
2021	NYMEX Henry Hub	337,174	$2.55
2022	NYMEX Henry Hub	385,908	$2.55
2023	NYMEX Henry Hub	343,702	$2.58
In addition, the Company has entered into oil basis swap positions, which settle on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of September 30, 2019, the Company had the following oil basis swap positions for Argus LLS.
Swap Contracts—Crude Oil
Year	Location	Bbls	Weighted Average Price ($/Bbls)
2019	Argus LLS/NYMEX WTI	103,294	$5.33
2020	Argus LLS/NYMEX WTI	511,357	$3.71
2021	Argus LLS/NYMEX WTI	132,912	$2.85
2022	Argus LLS/NYMEX WTI	180,921	$2.07
2023	Argus LLS/NYMEX WTI	168,512	$1.78
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of September 30, 2019 and December 31, 2018 was as follows:
	September 30, 2019 (Unaudited)		December 31, 2018
Instrument	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$12,520	$261	$20,441	$672
Swap Contracts—Natural Gas	479	3	80	195
Total	$12,999	$264	$20,521	$867

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)

During the nine months ended September 30, 2018, the Company did not have any swap contracts. The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three and nine months ended September 30, 2019 was as follows:
	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$1,446	$3,647	$3,797	$(7,509)
Swap Contracts—Natural Gas	167	153	273	590
Total	$1,613	$3,800	$4,070	$(6,919)

(1)
Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.

(2)
Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)
BP Energy Co.	$12,855	$261	$12,594	$21,163	$672	$20,491
Macquarie Bank Ltd.	704	3	701	212	212	—
Total	$13,559	$264	$13,295	$21,375	$884	$20,491

	September 30, 2019 (Unaudited)			December 31, 2018
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)
BP Energy Co.	$261	$261	$—	$672	$672	$—
Macquarie Bank Ltd.	3	3	—	420	212	208
Total	$264	$264	$—	$1,092	$884	$208

(1)
Net amount of derivative assets represents the net amount due to the Company from the counterparty.

(2)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,496,129	$1,391,347	36%	$1,231,279	$1,176,881	32%
Senior Secured Loans—Second Lien	773,449	635,452	17%	673,014	580,144	16%
Senior Secured Bonds	521,675	517,590	14%	497,970	491,916	13%
Unsecured Debt	415,879	339,738	9%	797,146	706,090	19%
Preferred Equity	730,305	682,846	18%	554,652	502,594	13%
Equity/Other	487,655	251,824	6%	494,442	264,327	7%
Total	$4,425,092	$3,818,797	100%	$4,248,503	$3,721,952	100%

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
As of September 30, 2019, the Company held investments in one portfolio company of which it is deemed to “control.” As of September 30, 2019, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (z) and (aa) to the unaudited consolidated schedule of investments as of September 30, 2019 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2019, the Company had seven senior secured loan investments with aggregate unfunded commitments of  $43,713 and one preferred equity investment, Rosehill Resources, Inc, with an unfunded commitment of  $833. As of December 31, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $86,983 and two preferred equity investments with aggregate unfunded commitments of  $2,095. As of December 31, 2018, these unfunded preferred equity investments were Altus Power America Holdings, LLC and Rosehill Resources, Inc. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,884,802	49%	$2,193,317	59%
Midstream	1,169,531	31%	831,722	22%
Power	536,842	14%	426,812	12%
Service & Equipment	194,180	5%	216,443	6%
Industrials	33,442	1%	53,658	1%
Total	$3,818,797	100%	$3,721,952	100%
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
As of September 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2019 (Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$54,114	$24,451
Level 2—Significant other observable inputs	859,890	1,148,071
Level 3—Significant unobservable inputs	2,904,793	2,549,430
Total	$3,818,797	$3,721,952

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

As of September 30, 2019 and December 31, 2018, the Company’s swap contracts were categorized as follows in the table below.
	September 30, 2019 (Unaudited)		December 31, 2018
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	12,999	264	20,521	867
Level 3—Significant unobservable inputs	—	—	—	—
Total	$12,999	$264	$20,521	$867
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

The following is a reconciliation for the nine months ended September 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period	$761,125	$539,172	$456,575	$55,906	$498,167	$238,485	$2,549,430
Accretion of discount (amortization of premium)	1,265	920	1,797	453	10,116	142	14,693
Net realized gain (loss)	64	2	36	(128)	(561)	(7,633)	(8,220)
Net change in unrealized appreciation (depreciation)	(27,818)	(37,249)	3,277	(2,302)	9,026	2,787	(52,279)
Purchases	199,630	160,405	18,877	757	170,793	8,637	559,099
Paid-in-kind interest	2,515	3,435	759	768	692	—	8,169
Sales and repayments	(105,879)	(79,753)	(37,473)	(629)	(5,387)	(46,099)	(275,220)
Net transfers in or out of Level 3(1)	14,121	—	—	95,000	—	—	109,121
Fair value at end of period	$845,023	$586,932	$443,848	$149,825	$682,846	$196,319	$2,904,793
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(27,617)	$(35,894)	$2,881	$(2,322)	$10,612	$(1,264)	$(53,604)

	For the Nine Months Ended September 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period(2)	$924,926	$796,524	$660,151	$1,203,524	$78,161	$294,974	$3,958,260
Accretion of discount (amortization of premium)	710	555	2,144	29	2,347	—	5,785
Net realized gain (loss)	(2,649)	653	55	—	(84)	—	(2,025)
Net change in unrealized appreciation (depreciation)	(637)	(35,697)	966	14,338	43,594	20,207	42,771
Purchases	188,220	86,095	—	12,947	337,866	2,084	627,212
Paid-in-kind interest	1,204	3,376	1,408	1,103	369	—	7,460
Sales and repayments	(155,953)	(34,654)	(14,044)	(65,000)	(6,945)	—	(276,596)
Net transfers in or out of Level 3(1)	(265,915)	(236,115)	(171,431)	(1,093,268)	(14,018)	(8,276)	(1,789,023)
Fair value at end of period	$689,906	$580,737	$479,249	$73,673	$441,290	$308,989	$2,573,844
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,617)	$50,735	$(5,845)	$15,762	$32,838	$685	$88,558

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at September 30, 2019 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$751,483	Market Comparables	Market Yield (%)	6.0%–17.0%	11.1%
			EBITDA Multiples (x)	6.8x–7.3x	7.0x
	64,855	Discounted Cash Flow	Discount Rate (%)	19.5%-24.5%	22.0%
	28,685	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans—Second Lien	585,570	Market Comparables	Market Yield (%)	8.5%–16.5%	10.7%
			EBITDA Multiples (x)	2.5x–3.2x	2.9x
	1,362	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	443,848	Market Comparables	Market Yield (%)	7.9%–10.0%	9.2%
Unsecured Debt	121,825	Market Comparables	Market Yield (%)	9.8%–12.0%	10.2%
			Net Aircraft Book Value Multiple (x)	1.0x–1.0x	1.0x
	28,000	Other(2)	Other(2)	N/A	N/A
Preferred Equity	45,322	Market Comparables	EBITDA Multiples (x)	6.8x–13.8x	11.8x
			Capacity Multiple ($/kW)	$2,000.0–$2,200.0	$2,100.0
	632,315	Discounted Cash Flow	Discount Rate (%)	9.3%–17.8%	14.0%
	5,209	Other(2)	Other(2)	N/A	N/A
Equity/Other	170,113	Market Comparables	EBITDA Multiples (x)	3.8x–11.5x	5.1x
			Production Multiples (Mboe/d)	$23,750.0–$38,750.0	$29,759.9
			Proved Reserves Multiples (Mmboe)	$3.1–$12.3	$6.1
			Production Multiples (MMcfe/d)	$3,150.0–$3,650.0	$3,400.0
			Proved Reserves Multiples (Bcfe)	0.8x–0.9x	0.8x
			PV-10 Multiples (x)	0.6x–1.1x	0.7x
	4,149	Discounted Cash Flow	Discount Rate (%)	30.5%–32.5%	31.5%
	9,635	Option Valuation Model	Volatility (%)	24.9%–33.0%	28.8%
	12,422	Other(2)	Other(2)	N/A	N/A
Total	$2,904,793

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$726,328	Market Comparables	Market Yield (%)	9.3%-17.5%	11.6%
			EBITDA Multiples (x)	5.5x-8.0x	6.1x
			Proved Reserves Multiples (Mmboe)	$5.7-$7.3	$6.5
			PV-10 Multiples (x)	0.5x-0.5x	0.5x
	34,797	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans—Second Lien	519,478	Market Comparables	Market Yield (%)	8.9%-13.8%	10.9%
	7,283	Discounted Cash Flow	Discount Rate (%)	10.0%-11.0%	10.5%
	12,411	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	456,575	Market Comparables	Market Yield (%)	9.4%-13.6%	10.0%
Unsecured Debt	55,906	Market Comparables	Market Yield (%)	11.0%-15.3%	13.2%
			PV-10 Multiples (x)	0.9x-1.1x	1.0x
Preferred Equity	383,625	Market Comparables	Market Yield (%)	10.0%-18.8%	10.5%
			EBITDA Multiples (x)	7.5x-12.0x	10.8x
			Proved Reserves Multiples (Mmboe)	$6.7-$6.7	$6.7
	108,018	Discounted Cash Flow	Discount Rate (%)	14.0%-18.0%	15.8%
	6,524	Other(2)	Other(2)	N/A	N/A
Equity/Other	220,605	Market Comparables	EBITDA Multiples (x)	0.2x-9.0x	6.5x
			Production Multiples (Mboe/d)	$25,000.0-$38,750.0	$29,476.4
			Proved Reserves Multiples (Mmboe)	$3.5-$13.8	$6.7
			Production Multiples (MMcfe/d)	$4,100.0-$4,600.0	$4,350.0
			Proved Reserves Multiples (Bcfe)	1.2x-1.3x	1.2x
			PV-10 Multiples (x)	0.5x-2.3x	1.2x
			Capacity Multiple ($/kW)	$1,875.0-$2,125.0	$2,000.0
	5,294	Discounted Cash Flow	Discount Rate (%)	11.8%-31.0%	13.5%
	890	Option Valuation Model	Volatility (%)	26.0%-34.0%	30.0%
	11,696	Other(2)	Other(2)	N/A	N/A
Total	$2,549,430

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of September 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018 and the additional disclosure set forth in this Note 9.
	As of September 30, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	October 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	421,667	198,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,346,667	$198,333

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	September 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	206,667	413,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,131,667	$413,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of September 30, 2019 and December 31, 2018, the fair value of the Senior Secured Notes was approximately $508,438 and $480,702, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three and nine months ended September 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$6,616	$139	$6,755	$6,582	$149	$6,731
JPMorgan Facility	5,511	387	5,898	1,477	239	1,716
Senior Secured Notes	9,375	1,022	10,397	4,688	477	5,165
Barclays Credit Facility	—	—	—	47	132	179
BNP Facility	—	—	—	882	—	882
Deutsche Bank Credit Facility	—	—	—	796	—	796
Fortress Facility	—	—	—	1,515	730	2,245
Total	$21,502	$1,548	$23,050	$15,987	$1,727	$17,714

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

	Nine Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$20,308	$461	$20,769	$18,703	$439	$19,142
JPMorgan Facility	12,763	1,149	13,912	1,477	239	1,716
Senior Secured Notes	28,125	3,030	31,155	4,688	477	5,165
Barclays Credit Facility	—	—	—	236	196	432
BNP Facility	—	—	—	5,016	—	5,016
Deutsche Bank Credit Facility	—	—	—	6,378	524	6,902
Fortress Facility	—	—	—	6,726	884	7,610
Total	$61,196	$4,640	$65,836	$43,224	$2,759	$45,983

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $1,219,890 and 6.69%, respectively. As of September 30, 2019, the Company’s effective interest rate on borrowings was 6.40%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $1,040,794 and 5.54%, respectively. As of September 30, 2018, the Company’s effective interest rate on borrowings was 6.51%.
On October 11, 2019, the Company entered into a commitment increase agreement to the Senior Secured Credit Agreement, originally entered into on August 16, 2018, with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Société Générale, as co-collateral agent, Bank of Montreal, as documentation agent, and the lenders and conduit support providers party thereto, or the JPMorgan Facility, to provide for a $75,000 increase of the total facility amount to $695,000.
On September 6, 2019, Gladwyne Funding LLC, or Gladwyne Funding, a wholly-owned, special-purpose financing subsidiary of the Company, entered into an amendment to the term loan facility originally entered into on April 19, 2017, with Goldman Sachs Bank USA, as sole lead arranger, sole lender and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator, or the Goldman Facility. The amendment extended the maturity date of the Goldman Facility from September 15, 2019 to October 15, 2019.
On October 15, 2019, Gladwyne Funding entered into an additional amendment to the Goldman Facility to extend the maturity date of the facility from October 15, 2019 to November 15, 2019.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2019 and December 31, 2018.
Note 10. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (Continued)

prior claims or losses pursuant to these contracts. Management of FS/EIG Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and the year ended December 31, 2018:
	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$6.01	$6.65
Results of operations(2)
Net investment income	0.34	0.42
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.22)	(0.56)
Net increase (decrease) in net assets resulting from operations	0.12	(0.14)
Shareholder distributions(3)
Distributions from net investment income	(0.38)	(0.50)
Net decrease in net assets resulting from shareholder distributions	(0.38)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$5.75	$6.01
Shares outstanding, end of period	438,983,219	440,451,167
Total return(6)	1.69%	(2.49)%
Total return (without assuming reinvestment of distributions)(6)	2.00%	(2.11)%
Ratio/Supplemental Data:
Net assets, end of period	$2,524,360	$2,648,186
Ratio of net investment income to average net assets(7)	7.40%	6.40%
Ratio of total operating expenses to average net assets(7)	6.41%	5.19%
Portfolio turnover(8)	23.02%	51.25%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,346,667	$1,131,667
Asset coverage per unit(9)	2.87	3.34

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2019 are annualized. Annualized ratios for the nine months ended September 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the nine months ended September 30, 2019 and year ended December 31, 2018:

	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of interest expense to average net assets	3.31%	2.30%
(8)
Portfolio turnover for the nine months ended September 30, 2019 is not annualized.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2019:
Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$402,377	$1,041,143
Sales and Repayments	(216,047)	(874,866)
Net Portfolio Activity	$186,330	$166,277

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$157,636	39%	$575,096	55%
Senior Secured Loans—Second Lien	54,628	14%	175,756	17%
Senior Secured Bonds	28,050	7%	58,928	6%
Unsecured Debt	34,210	8%	51,933	5%
Preferred Equity	119,494	30%	170,793	16%
Equity/Other	8,359	2%	8,637	1%
Total	$402,377	100%	$1,041,143	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,496,129	$1,391,347	36%	$1,231,279	$1,176,881	32%
Senior Secured Loans—Second Lien	773,449	635,452	17%	673,014	580,144	16%
Senior Secured Bonds	521,675	517,590	14%	497,970	491,916	13%
Unsecured Debt	415,879	339,738	9%	797,146	706,090	19%
Preferred Equity	730,305	682,846	18%	554,652	502,594	13%
Equity/Other	487,655	251,824	6%	494,442	264,327	7%
Total	$4,425,092	$3,818,797	100%	$4,248,503	$3,721,952	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:
	September 30, 2019	December 31, 2018
Number of Portfolio Companies	81	79
% Variable Rate (based on fair value)	47.8%	39.0%
% Fixed Rate (based on fair value)	27.7%	40.4%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	17.3%	12.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	7.2%	8.4%
Weighted Average Annual EBITDA of Portfolio Companies	$243,442	$202,135
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.0%	97.7%
% of Investments on Non-Accrual (based on fair value)	1.4%	1.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.2%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.1%
Based on our regular monthly cash distribution rate of  $0.041667 per share as of September 30, 2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $5.85 per share, the annualized distribution rate to shareholders as of September 30, 2019 was 8.55%. Based on our regular monthly cash distribution rate of  $0.041667 per share as of December 31, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.10 per share, the annualized distribution rate to shareholders as of December 31, 2018 was 8.20%. For the nine months ended September 30, 2019 and year ended December 31, 2018, our total return was 1.69% and (2.49)%, respectively, and our total return without assuming reinvestment of distributions was 2.00% and (2.11)%, respectively

Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2019:
New Direct Originations	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Total Commitments (including unfunded commitments)	$226,776	$460,423
Exited Investments (including partial paydowns)	(62,949)	(123,467)
Net Direct Originations	$163,827	$336,956

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$35,000	15%	$178,369	39%
Senior Secured Loans—Second Lien	20,250	9%	60,250	13%
Senior Secured Bonds	—	—	—	—
Unsecured Debt	—	—	—	—
Preferred Equity	125,000	55%	175,000	38%
Equity/Other	46,526	21%	46,804	10%
Total	$226,776	100%	$460,423	100%

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Average New Direct Origination Commitment Amount	$56,694	$41,857
Weighted Average Maturity for New Direct Originations	11/14/24	5/18/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	10.1%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period—Excluding Non-Income Producing Assets	12.6%	11.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	2.9%	5.4%
The following table presents certain selected information regarding our direct originations as of September 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations held in Portfolio	September 30, 2019	December 31, 2018
Number of Portfolio Companies	52	47
Weighted Average Annual EBITDA of Portfolio Companies	$248,420	$190,915
Weighted Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other Securities	4.2x	4.4x
% of Investments on Non-Accrual (based on fair value)	1.8%	2.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.1%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.6%	10.9%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2019 and December 31, 2018:
	September 30, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,933,235	77%	$2,644,594	71%
Broadly Syndicated/Other	885,562	23%	1,077,358	29%
Total	$3,818,797	100%	$3,721,952	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	2,492,383	65%	3,143,439	84%
3	1,069,207	28%	446,877	12%
4	31,649	1%	—	—
5	225,558	6%	131,636	4%
Total	$3,818,797	100%	$3,721,952	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenues
Our investment income for the three and nine months ended September 30, 2019 and 2018 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$88,673	92%	$75,707	94%	$256,385	95%	$228,841	92%
Paid-in-kind interest income	3,144	3%	2,510	3%	8,223	3%	7,455	3%
Fee income	4,657	5%	1,974	3%	6,383	2%	11,940	5%
Dividend income	—	—	150	0%	—	—	150	0%
Total investment income(1)	$96,474	100%	$80,341	100%	$270,991	100%	$248,386	100%

(1)
For the three months ended September 30, 2019 and 2018, such revenues represent $85,513 and $74,282 of cash income earned as well as $10,961 and $6,059 in non-cash portions relating to accretion of discount and PIK interest, respectively. For the nine months ended September 30, 2019 and 2018, such revenues represent $244,781 and $231,839 of cash income earned as well as $26,210 and $16,547 in non-cash portions relating to accretion of discount and PIK interest, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The increase in interest income and PIK income for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to a combination of factors including an overall increase in the size of the investment portfolio and higher yields in certain of our investments, including directly originated investments.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in fee income for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to the prepayment of a directly originated investment.

Expenses
Our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$17,533	$16,977	$51,471	$52,393
Administrative services expenses	1,330	1,211	3,375	2,806
Share transfer agent fees	658	658	2,151	1,951
Accounting and administrative fees	354	312	907	1,012
Interest expense	23,050	17,714	65,836	45,983
Trustees’ fees	192	187	570	821
Expenses associated with our independent audit and related fees	225	131	329	340
Legal fees	226	174	365	538
Printing fees	548	205	842	749
Other	164	1,446	1,424	2,162
Total operating expenses	44,280	39,015	127,270	108,755
Less: Management fee offset	(3,158)	—	(4,519)	—
Net operating expenses	$41,122	$39,015	$122,751	$108,755
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2019 and 2018:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	1.69%	1.34%	4.80%	3.75%
Ratio of management fee offset to average net assets	(0.12)%	—	(0.17)%	—
Ratio of net operating expenses to average net assets	1.57%	1.34%	4.63%	3.75%
Ratio of interest expense to average net assets	(0.88)%	(0.61)%	(2.49)%	(1.58)%
Ratio of net operating expenses to average net assets, excluding interest expense	0.69%	0.73%	2.14%	2.17%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, among other factors.
Management Fee Offset
During the three and nine months ended September 30, 2019, $3,158 and $4,519, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees due to FS/EIG Advisor from us. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and nine months ended September 30, 2019.
Net Investment Income
Our net investment income totaled $55,352 ($0.13 per share) and $41,326 ($0.09 per share) for the three months ended September 30, 2019 and 2018, respectively and $148,240 ($0.34 per share) and $139,631 ($0.32 per share) for the nine months ended September 30, 2019 and 2018, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and swap contracts for the three and nine months ended September 30, 2019 and 2018, were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(12,318)	$(5,694)	$(16,217)	$(84,138)
Net realized gain (loss) on swap contracts	1,613	—	4,070	—
Total net realized gain (loss)	$(10,705)	$(5,694)	$(12,147)	$(84,138)

(1)
We sold investments and received principal repayments of  $201,935 and $14,112, respectively, during the three months ended September 30, 2019 and $194,710 and $79,368, respectively, during the three months ended September 30, 2018. We sold investments and received principal repayments of  $763,061 and $111,805, respectively, during the nine months ended September 30, 2019 and $1,151,278 and $421,366, respectively, during the nine months ended September 30, 2018.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(142,216)	$51,662	$(79,744)	$79,495
Net change in unrealized appreciation (depreciation) on swap contracts	3,800	—	(6,919)	—
Net change in unrealized gain (loss) on foreign currency	—	1	—	21
Total net change in unrealized appreciation (depreciation)	$(138,416)	$51,663	$(86,663)	$79,516
During the three months ended September 30, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of certain of our upstream and equity/other investments. The change in unrealized appreciation (depreciation) on our investments during three months ended September 30, 2018 was primarily driven by the performance of our broadly syndicated and directly originated investments. During the nine months ended September 30, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of certain of our upstream and equity/other investments. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2018 was primarily driven by the performance of our broadly syndicated and directly originated investments and the conversion of unrealized depreciation to realized losses.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $(93,769) ($(0.21) per share) and $87,295 ($0.20 per share), respectively. For the nine months ended September 30, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $49,430 ($0.11 per share) and $135,009 ($0.31 per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2019, we had $59,988 in unrestricted cash, which we or our wholly-owned subsidiaries held in custodial accounts, and $198,333 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2019, we also had broadly syndicated investments that could be sold to create additional liquidity. As of September 30, 2019, we had seven senior secured loan investments with aggregate unfunded commitments of  $43,713 and one preferred equity investment with an unfunded commitment of  $833. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but unless and until we elect otherwise, as permitted by the 1940 Act, in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “— Financing Arrangements.”
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2019:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	October 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	421,667	198,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,346,667	$198,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of September 30, 2019, the fair value of the Senior Secured Notes was approximately $508,438.

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
The following table reflects the cash distributions per share that we have declared and paid on our common shares during the nine months ended September 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.12500	$54,823
June 30, 2018	0.12500	54,811
September 30, 2018	0.12500	54,724
Total	$0.37500	$164,358
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
September 30, 2019	0.12500	54,542
Total	$0.37500	$163,732

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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with FS/EIG Advisor reviewing and documenting preliminary valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service, and provide a valuation range;

•
FS/EIG Advisor then provides the valuation committee of our board of trustees, or the valuation committee, its valuation recommendation for each portfolio company or investment, along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and FS/EIG Advisor, together with our independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of trustees may use any approved independent third-party pricing or valuation services. However, our board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/EIG Advisor or any approved independent third-party valuation or pricing service that our board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor, any approved independent third-party valuation services and our board of trustees may consider when determining the fair value of our investments.
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
FS/EIG Advisor, any approved independent third-party valuation services and our board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/EIG Advisor, any approved independent third-party valuation services and our board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of trustees, in consultation with FS/EIG Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of our investments are determined in good faith by our board of trustees. Our board of trustees is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of trustees has delegated day-to-day responsibility for implementing our valuation policy to FS/EIG Advisor, and has authorized FS/EIG Advisor to utilize independent third-party valuation and pricing services that have been approved by our board of trustees. The valuation committee is responsible for overseeing FS/EIG Advisor’s implementation of the valuation process.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for the period of twelve months ended December 31, 2018. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2019 and 2018.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtness at September 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Goldman Facility(2)	October 15, 2019	$425,000	$425,000	—	—	—
JPMorgan Facility(3)	February 16, 2023	$421,667	—	—	$421,667	—
Senior Secured Notes(2)	August 15, 2023	$500,000	—	—	$500,000	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2019, no amounts remained unused under the financing arrangement.

(3)
At September 30, 2019, $198,333 remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 47.8% of our portfolio investments (based on fair value) paid variable interest rates, 27.7% paid fixed interest rates, 17.3% were income producing preferred equity and equity/other investments and the remainder (7.2%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2019 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(16,227)	$(8,651)	$(7,576)	(2.8)%
No change	—	—	—	—
Up 100 basis points	$18,101	$8,651	$9,450	3.4%
Up 300 basis points	$54,837	$25,953	$28,884	10.5%
Up 500 basis points	$91,573	$43,254	$48,319	17.6%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2019 and 2018, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of common shares during the three months ended September 30, 2019 pursuant to our share repurchase program and de minimis account liquidation.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2019	4,193,499	$6.20	4,193,499	(1)
August 1 to August 31, 2019	312,841	6.20	312,841	(1)
September 1 to September 30, 2019	—	—	—	—
Total	4,506,340		4,506,340

(1)
The maximum number of common shares available for repurchase pursuant to our share repurchase program on July 23, 2019 was 10,974,088. A description of the maximum number of common shares that may be repurchased under our share repurchase program and a description of the de minimis account liquidation are set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

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

10.48	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.49	Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)

10.50	Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.51	Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.52	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.53	Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.54	First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 1, 2015.)
10.55	Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.56	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.57	Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.58	Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.59	Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.60	Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.61	Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.62	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)

10.63	First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.64	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 25, 2017.)
10.65	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.66	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.67	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.68	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.69	First Amendment to Credit Agreement, dated as of September 6, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 10, 2019.)
10.70	Second Amendment to Credit Agreement, dated as of October 15, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2019.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2019.
FS Energy and Power Fund
By:
/s/ Michael C. Forman

Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)
By:
/s/ Edward T. Gallivan, Jr.

Edward T. Gallivan, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)