Form 10-K
period 2019-12-31
FS Energy & Power Fund
filed 2020-04-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO
COMMISSION FILE NUMBER: 814-00841

FS Energy and Power Fund
(Exact name of registrant as specified in its charter)

Delaware	27-6822130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
201 Rouse Boulevard Philadelphia, Pennsylvania (Address of principal executive offices)	19112 (Zip Code)
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
There is no established market for the Registrant’s common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $3.70 per share.
There were 436,755,981 shares of the Registrant’s common shares of beneficial interest outstanding as of April 9, 2020.
Documents Incorporated by Reference
None.

FS ENERGY AND POWER FUND
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2019

i

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.
Item 1.
Business.

FS Energy and Power Fund, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2019, we had total assets of approximately $3.7 billion.
We are managed by FS/EIG Advisor, LLC, or FS/EIG Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, pursuant to an investment advisory and administrative services agreement dated as of April 9, 2018, or the FS/EIG investment advisory agreement. FS/EIG Advisor oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio.
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our “Energy Investment Universe” as follows:
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Investment Advisor, LLC, or FS Advisor, including FS KKR Capital Corp., FS KKR Capital Corp. II and any future BDCs that are advised by FS Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, our board of trustees authorized and directed that we (i) withdraw from the Order, except with respect to any transaction in which we participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits us to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.
While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. Prior to any liquidity event, a non-traded structure allows us to operate with a long-term view, instead of managing to quarterly market expectations. We and FS/EIG Advisor will continue to evaluate the appropriate form and timing of any liquidity event, taking into account, among other things, the composition of our portfolio and market conditions.
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
About FS/EIG Advisor
FS/EIG Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. FS/EIG Advisor is jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and EIG Asset Management, LLC, or EIG. Our chairman and chief executive officer, Michael C. Forman, serves as FS/EIG Advisor’s chairman and chief executive officer, and Eric Long, our president, also serves as FS/EIG Advisor’s president.
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
FS Investments is headquartered in Philadelphia, PA with offices in New York, NY, Orlando, FL and Washington, D.C. The firm had approximately $24 billion in assets under management as of December 31, 2019.
About EIG
EIG Global Energy Partners specializes in private investments in energy and energy-related infrastructure on a global basis and had $23.6 billion under management as of December 31, 2019. During its 38-year history, EIG has been one of the leading providers of institutional capital to the global energy industry, providing financing solutions across the balance sheet for companies and projects in the oil and gas, midstream, infrastructure, power and renewables sectors globally. EIG has committed over $33.0 billion in 355 portfolio investments in 36 countries on six continents. EIG is headquartered in Washington, D.C., with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For more information, please visit www.eigpartners.com.
Potential Market Opportunity
FS/EIG Advisor believes that global energy and energy-related infrastructure markets are in a period of dynamic change and that fundamental shifts in global supply and demand have created, and will continue to create, investment opportunities across the entire Energy value chain.
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

•
Allocation among various issuers and sub-sectors.    We seek to allocate our portfolio broadly among issuers and certain sectors within the Energy industry, thereby attempting to reduce the risk of a downturn in any one company or sector having a disproportionate adverse impact on the value of our portfolio.

In addition, since the JV Effective Date, the EIG Order has permitted us to participate in co-investment transactions with certain other EIG advised funds. We believe that the ability to participate in co-investment transactions with other funds managed by EIG permits us to participate in a broader range of, and allocate a higher percentage of our portfolio to, secured, directly negotiated investments that span the upstream, midstream, power/renewables, and infrastructure sectors.
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
Energy Specialists with In-House Technical Expertise
The energy industry expertise and experience of the investment personnel of FS/EIG Advisor continue to represent a competitive advantage for us relative to other Energy company capital providers. We believe it is important to have experience investing throughout multiple business and commodity cycles and maintain extensive technical capabilities due to the complexities in the underlying businesses. Focusing on providing capital to Energy projects and companies since 1982, EIG has employed investment professionals and engineers with significant industry experience and maintains one of the longest continuous track records of any institutional investor in the industry. FS/EIG Advisor leverages this experience as it makes investment decisions. We further believe that we are a desirable partner for Energy companies because we have specialized knowledge of the economic, regulatory, and stakeholder considerations faced by them.
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
Pursuant to the FS/EIG investment advisory agreement, we reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG Advisor, and for transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. We reimburse FS/EIG Advisor no less than quarterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
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
Investments with Third-Parties
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment.

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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of shares senior to our common shares if our asset coverage, as applicable to us under the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”
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
Personnel of FS/EIG Advisor and its affiliates will vote proxies relating to our securities in the best interest of its clients. Such personnel will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although FS/EIG Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
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
From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries. Similarly, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility (e.g., in the fourth quarter of 2018). For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Uncertainty with respect to the financial stability of the United States, several countries in Europe and China could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating under certain circumstances. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which could have material adverse effects on our business, financial condition and results of operation.
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic and political events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, including the effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events and the results of elections. Market and economic disruptions have affected, and may in the future affect, among other factors, consumer confidence levels and spending, personal and corporate bankruptcy rates, levels of debt incurrence and default on consumer debt and home prices. Market disruptions in Europe or in other major global economies, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets. To the extent uncertainty regarding any economic recovery negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be materially adversely affected, including with respect to the value of our investments in European or other foreign companies and companies that have operations that may be affected by the Eurozone or other foreign economies.
In the second quarter of 2015, stock prices in China experienced a significant decline, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. The recent outbreak of the novel coronavirus which originated in Wuhan, China and has spread to other areas of China and recently other countries, may potentially cause widespread economic disruption globally and in the United States which may adversely impact the operations of our borrowers and their sponsors. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could have material adverse effects on our business, financial condition and results of operations.
Federal Reserve policy can have a significant impact on market conditions. The Federal Reserve raised the Federal funds rate throughout the course of 2015 through 2018 and then pivoted in the fourth quarter of 2018 towards easier monetary policy and cut rates several times in 2019. This development, along with the United States government’s credit and deficit concerns, concerns about financial stability in Europe and an economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity markets on favorable terms.
We invest in European companies and companies that have operations that may be affected by the United Kingdom’s exit from the European Union.
We invest in European companies and companies that have operations that may be affected by the United Kingdom’s exit from the European Union on January 31, 2020. While the United Kingdom will remain under the European Union’s rules of trade until December 31, 2020, it is unclear if or when new rules of trade between the United Kingdom and the European Union will be adopted, and therefore the United Kingdom and the European Union are and may continue to be in a period of legal, regulatory and political uncertainty. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan, which could have a material adverse effect on our business, financial condition and results of operations, including with respect to the value of our investment in European companies and companies that have operations that may be affected by the Eurozone economy.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and could have material adverse effects on our business, financial condition and results of operations.
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
In addition, the FS/EIG investment advisory agreement has termination provisions that allow the parties to terminate the agreement without penalty. The FS/EIG investment advisory agreement may be terminated at any time, without penalty, by FS/EIG Advisor, upon 60 days’ written notice to us. If the FS/EIG investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace FS/EIG Advisor. Furthermore, the termination of the FS/EIG investment advisory agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act and the Tax Cuts and Jobs Act, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations. At this time it is not possible to determine the potential impact of any new laws and proposals on us.
On July 21, 2010, President Obama signed into law the Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of systemically important financial institutions subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. On October 8, 2019, five federal financial agencies finalized revisions to simplify compliance requirements relating to the Volcker rule, which became effective on January 1, 2020. In addition, over the past two years, the House of Representatives and the Senate have considered legislation intended to help small businesses, entrepreneurs and investors by reforming capital markets.
Future legislation or rules could modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements.
Future legislation or rules may modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements. For example, the SEC proposed new rules in November 2019 that are designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. While the adoption of the November 2019 rules is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how we treat derivatives and other financial arrangements, or place conditions on our use and management of derivatives and other financial arrangements, and, therefore, could affect the nature and extent of our use and management of derivatives, which may be materially adverse to us and our shareholders.
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
We and FS/EIG Advisor could be the target of litigation.
We and FS/EIG Advisor could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
Risks Related to FS/EIG Advisor and its Respective Affiliates
There may be conflicts of interest related to obligations FS/EIG Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS/EIG Advisor also serve in similar capacities for the investment advisers to the other funds managed or advised by FS, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/EIG Advisor to manage our day-to-day activities and to implement our investment strategy. FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FS/EIG Advisor and its employees will devote only as much of its or their time to our business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
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
Our investments in senior secured and unsecured debt, select equity investments and other investments issued by private Energy companies may be risky.
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
Investments in Asset-Based Opportunities.    We may invest in asset-based opportunities through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. In valuing our investments, we rely primarily on information provided by operators, consultants and/or managers. Valuations of illiquid securities involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations could adversely affect the value of our common stock. We may not be able to promptly withdraw our investment in these asset-based opportunities, which may result in a loss to us and adversely affect our investment returns.
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
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments, and therefore may have a limited ability to protect our position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
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
The agreements governing these financing arrangements contain various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangements and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiaries to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders. There can be no assurance that we or our subsidiaries will comply with the covenants in our debt arrangements in the future. The failure to negotiate a waiver or amendment with the applicable lenders, pay off in full the applicable facility or otherwise come into compliance with those or other covenants could, subject to applicable notice, grace and cure periods, result in an event of default allowing for the acceleration of the repayment of obligations due under the financing arrangements. Our or our subsidiaries’ failure to comply with the covenants set forth in the financing arrangements could materially and adversely affect our liquidity, financial condition and results of operations.
Our and our subsidiaries’ failure to comply with the covenants set forth in the financing arrangements could also materially and adversely affect our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of our financing arrangements.
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
Illustration.   The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4,043,791 in total average assets, (ii) a weighted average cost of funds of 5.88%, (iii) $1,670,000 in borrowings outstanding (i.e., assumes that the full $433,333 available to us as of December 31, 2019 under our financing arrangements as of such date is outstanding), and (iv) $2,379,466 in average shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	-21.17%	-12.66%	-4.14%	4.38%	12.90%
Similarly, assuming (i) approximately $4,043,791 in total average assets, (ii) a weighted average cost of funds of approximately 5.88% and (iii) $1,670,000 in borrowings outstanding (i.e., assumes that the full $433,333 available to us as of December 31, 2019 under the financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.43% in order to cover the annual interest payments on our outstanding borrowings.
We are exposed to risks associated with changes in interest rates, including with respect to the phase out of LIBOR.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced a preferred replacement of U.S. dollar LIBOR with a new index, calculated by reference to short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or SOFR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although a SOFR-derived rate appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR for U.S. dollars and other major currencies that may be enacted in the United States, the United Kingdom or elsewhere. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined. If LIBOR ceases to exist, we may need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities, in each case to replace LIBOR with the new standard that is established. Moreover, the discontinuation of LIBOR and the transition to an alternative benchmark rate may adversely impact the functioning, liquidity, volatility and value of floating rate income securities and could lead to significant short-term and long-term uncertainty and market instability. These risks will be exacerbated if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner. These events may also increase the difficulty of borrowing or refinancing and may diminish the effectiveness of hedging strategies. The precise impacts of a transition away from LIBOR on the Company, on floating rate income securities in which we may invest and on the financing market generally remain uncertain. Additionally, because the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the end of 2021.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.
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
On March 23, 2018, the SBCA Act became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of our board of trustees or (2) a majority of votes cast at a special or annual meeting of our shareholders. If we choose to seek such approval, we may be able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing—We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.”

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
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowered the general corporate income tax rate from 35 percent to 21 percent, made changes regarding the use of net operating losses, repealed the corporate alternative minimum tax and made significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limited the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025.
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
Set forth below is a chart describing the classes of our securities outstanding as of April 9, 2020:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	700,000,000	—	436,755,981
As of April 9, 2020, we had 85,468 record holders of our common shares.
Share Repurchase Program, De Minimis Account Liquidation and Distributions
We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of common shares pursuant to our share repurchase program and de minimis account liquidation during the quarter ended December 31, 2019:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	4,733,773	$5.850	4,733,773	(1)
November 1 to November 30, 2019	—	—	—	—
December 1 to December 31, 2019	—	—	—	—
Total	4,733,773	$5.850	4,733,773	(1)

(1)
The maximum number of common shares available for repurchase pursuant to our share repurchase program on October 1, 2019 was 10,974,088. A description of the maximum number of common shares that may be repurchased under our share repurchase program and a description of the de minimis account liquidation are set forth in Note 3 to our consolidated financial statements contained in this annual report on Form 10-K.

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

The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2019, 2018 and 2017:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.7085	$312,694
2018	$0.5000	$219,047
2019	$0.5000	$218,187
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

Item 6.
Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of operations data:
Investment income	$365,910	$333,978	$418,756	$369,740	$379,653
Operating expenses
Total expenses	170,118	150,031	160,584	138,093	152,058
Less: Management fee offset	(5,992)	(1,276)	—	—	—
Less: Expense reimbursement from sponsor	—	—	(31,260)	—	—
Add: Expense reimbursement due to sponsor	—	—	2,858	—	—
Net expenses	164,126	148,755	132,182	138,093	152,058
Net investment income	201,784	185,223	286,574	231,647	227,595
Total net realized and unrealized gain (loss) on investments, swap contracts and foreign currency	(238,907)	(245,565)	(399,544)	520,937	(738,894)
Net increase (decrease) in net assets resulting from operations	$(37,123)	$(60,342)	$(112,970)	$752,584	$(511,299)
Per share data:(1)
Net investment income – basic and diluted	$0.46	$0.42	$0.65	$0.57	$0.67
Net increase (decrease) in net assets resulting from operations – basic and diluted	$(0.08)	$(0.14)	$(0.26)	$1.84	$(1.51)
Distributions declared(2)	$0.50	$0.50	$0.71	$0.71	$0.71
Balance sheet data:
Total assets	$3,674,784	$3,893,516	$4,316,431	$4,268,297	$3,498,105
Credit facilities, senior secured notes and repurchase agreement payable	$1,236,667	$1,131,667	$1,220,000	$873,665	$1,040,494
Total net assets	$2,379,605	$2,648,186	$2,966,042	$3,348,894	$2,417,861
Other data:
Total return(3)	(1.83)%	(2.49)%	(3.65)%	29.53%	(17.34)%
Total return (without assuming reinvestment of distributions)(3)	(1.33)%	(2.11)%	(3.29)%	28.00%	(15.87)%
Number of portfolio company investments at year end	77	79	76	84	90
Total portfolio investments for the year	$1,240,325	$1,915,034	$1,861,618	$1,488,179	$1,195,947
Proceeds from sales and prepayments of investments	$1,313,072	$1,948,414	$1,431,648	$1,225,052	$800,534

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors.” Other factors that could cause actual results to differ materially include:
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
Our investment activities are managed by FS/EIG Advisor and supervised by our board of trustees, a majority of whom are independent. Under the FS/EIG investment advisory agreement, we have agreed to pay FS/EIG Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. Our investment activities were managed by FS Advisor until April 9, 2018 and thereafter have been managed by FS/EIG Advisor. FS Advisor previously engaged GSO Capital Partners LP, or GSO, to act as our investment sub-advisor. GSO resigned as our investment sub-advisor and terminated the investment sub-advisory agreement dated April 28, 2011, or the investment sub-advisory agreement, that FS Advisor had entered into with GSO, effective April 9, 2018.
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
We reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG Advisor, and for transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. We reimburse FS/EIG Advisor no less than quarterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
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
For information regarding our fee offset and historical expense reimbursement arrangements with FS Investments and FS/EIG Advisor, see Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.
Portfolio Investment Activity for the Years Ended December 31, 2019 and 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2019 and 2018:
	For the Year Ended December 31,
Net Investment Activity	2019	2018
Purchases	$1,240,325	$1,915,034
Sales and Repayments	(1,313,072)	(1,948,414)
Net Portfolio Activity	$(72,747)	$(33,380)

	For the Year Ended December 31,
	2019		2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans – First Lien	$677,674	55%	$743,640	39%
Senior Secured Loans – Second Lien	175,756	14%	128,292	7%
Senior Secured Bonds	66,393	5%	118,587	6%
Unsecured Debt	63,668	5%	368,741	19%
Preferred Equity	242,227	20%	415,370	22%
Equity/Other	14,607	1%	140,404	7%
Total	$1,240,325	100%	$1,915,034	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2019 and 2018:
	December 31, 2019			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$1,252,529	$1,134,571	33%	$1,231,279	$1,176,881	32%
Senior Secured Loans – Second Lien	752,528	564,813	16%	673,014	580,144	16%
Senior Secured Bonds	529,773	524,221	15%	497,970	491,916	13%
Unsecured Debt	398,233	323,220	9%	797,146	706,090	19%
Preferred Equity	711,883	721,842	21%	554,652	502,594	13%
Equity/Other	480,760	213,970	6%	494,442	264,327	7%
Total	$4,125,706	$3,482,637	100%	$4,248,503	$3,721,952	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2019 and 2018:
	December 31, 2019	December 31, 2018
Number of Portfolio Companies	77	79
% Variable Rate (based on fair value)	47.4%	39.0%
% Fixed Rate (based on fair value)	25.7%	40.4%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	20.3%	12.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	6.6%	8.4%
Weighted Average Annual EBITDA of Portfolio Companies	$248,795	$202,135
Weighted Average Purchase Price of Debt Investments (as a % of par value)	96.1%	97.7%
% of Investments on Non-Accrual (based on fair value)	2.1%	1.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.1%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) – Excluding Non-Income Producing Assets	10.1%	10.1%
Based on our regular monthly cash distribution rate of  $0.041667 per share as of December 31, 2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $5.50 per share, the annualized distribution rate to shareholders as of December 31, 2019 was 9.09%. Based on our monthly cash distribution rate of  $0.041667 per share as of December 31, 2018, and the price at which we issued shares pursuant to our distribution reinvestment plan of  $6.10 per share, the annualized distribution rate to shareholders as of December 31, 2018 was 8.20%. For the years ended December 31, 2019 and 2018, our total return was (1.83)% and (2.49)%, respectively, and our total return without assuming reinvestment of distributions was (1.33)% and (2.11)%, respectively. On February 7, 2020, our board of trustees reduced the regular monthly cash distribution amount to $0.020833 per share to be paid to shareholders of record for February 2020 and March 2020. Based on a distribution amount of  $0.020833 per share, and the price at which we last issued shares pursuant to our distribution reinvestment plan of $3.70 per share, the annualized distribution rate to shareholders as of March 31, 2020 was 6.76%.
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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2019:
New Direct Originations	For the Three Months Ended December 31, 2019	For the Year Ended December 31, 2019
Total Commitments (including unfunded commitments)	$124,487	$584,910
Exited Investments (including partial paydowns)	(397,284)	(520,751)
Net Direct Originations	$(272,797)	$64,159

	For the Three Months Ended December 31, 2019		For the Year Ended December 31, 2019
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans – First Lien	$66,255	53%	$244,624	42%
Senior Secured Loans – Second Lien	—	—	60,250	10%
Senior Secured Bonds	—	—	—	—
Unsecured Debt	3,409	3%	3,409	1%
Preferred Equity	52,170	42%	227,170	39%
Equity/Other	2,653	2%	49,457	8%
Total	$124,487	100%	$584,910	100%

	For the Three Months Ended December 31, 2019	For the Year Ended December 31, 2019
Average New Direct Origination Commitment Amount	$24,897	$36,557
Weighted Average Maturity for New Direct Originations	3/20/24	4/28/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	11.9%	10.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period – Excluding Non-Income Producing Assets	12.2%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.3%	7.6%

The following table presents certain selected information regarding our direct originations as of December 31, 2019 and 2018:
Characteristics of All Direct Originations held in Portfolio	December 31, 2019	December 31, 2018
Number of Portfolio Companies	49	47
Weighted Average Annual EBITDA of Portfolio Companies	$267,575	$190,915
Weighted Average Leverage Through Tranche of Portfolio Companies – Excluding Equity/Other Securities	4.7x	4.4x
% of Investments on Non-Accrual (based on fair value)	2.8%	2.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.0%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations – Excluding Non-Income Producing Assets	10.4%	10.9%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2019 and 2018:
	December 31, 2019		December 31, 2018
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,617,063	75%	$2,644,594	71%
Broadly Syndicated/Other	865,574	25%	1,077,358	29%
Total	$3,482,637	100%	$3,721,952	100%
See Note 7 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our investment portfolio.
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
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan— full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2019 and 2018:
	December 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	2,115,875	61%	3,143,439	84%
3	805,934	23%	446,877	12%
4	206,535	6%	—	—
5	354,293	10%	131,636	4%
	$3,482,637	100%	$3,721,952	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Years Ended December 31, 2019, 2018 and 2017
Revenues
Our investment income for the years ended December 31, 2019, 2018 and 2017 was as follows:
	Years Ended December 31,
	2019		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$322,641	88%	$305,891	92%	$344,600	82%
Paid-in-kind interest income	35,302	10%	10,163	3%	32,981	8%
Fee income	7,688	2%	17,736	5%	41,175	10%
Dividend income	279	0%	188	0%	—	—
Total investment income(1)	$365,910	100%	$333,978	100%	$418,756	100%

(1)
Such revenues represent $301,214, $309,907 and $366,567 of cash income earned as well as $64,696, $24,071 and $52,189 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2019, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The increase in the amount of interest income and PIK income for the year ended December 31, 2019, compared to the year ended December 31, 2018 was primarily due to a combination of factors including an increase in the size of our directly originated investments and structured preferred equity investments in addition to higher yields in certain of our investments. The decrease in the amount of interest income for the year ended December 31, 2018, compared to the year ended December 31, 2017 was primarily due to a temporary decrease in the size of our investment portfolio primarily as a result of our repayment of certain leverage facilities.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the year ended December 31, 2019 compared to the year and ended December 31, 2018, and for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the decrease of structuring and prepayment activity during the period.
Expenses
Our operating expenses for the years ended December 31, 2019, 2018 and 2017 were as follows:
	Year Ended December 31,
	2019	2018	2017
Management fees	$68,526	$70,075	$88,938
Subordinated income incentive fees	—	—	10,499
Administrative services expenses	4,760	3,717	2,829
Share transfer agent fees	2,748	2,608	2,723
Accounting and administrative fees	1,106	1,318	1,608
Interest expense	88,364	66,681	49,286
Trustees’ fees	762	1,004	996
Expenses associated with our independent audit and related fees	444	411	524
Legal fees	438	599	477
Printing fees	1,018	954	1,417
Insurance expense	99	132	186
Other	1,853	2,532	1,101
Total operating Expenses	170,118	150,031	160,584
Less: Management fee offset	(5,992)	(1,276)	—
Less: Expense reimbursement from sponsor	—	—	(31,260)
Add: Expense reimbursement due to sponsor	—	—	2,858
Net operating expenses	$164,126	$148,755	$132,182
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2019, 2018 and 2017:
	Year Ended December 31,
	2019	2018	2017
Ratio of operating expenses to average net assets	6.54%	5.19%	4.94%
Ratio of management fee offset and expense reimbursement to (from) sponsor to average net assets	(0.23)%	(0.05)%	(0.87)%
Ratio of net operating expenses to average net assets	6.31%	5.14%	4.07%
Less: Ratio of income incentive fees and interest expense to average net assets(1)	3.40%	2.30%	1.84%
Ratio of net operating expenses, excluding certain expenses, to average net assets	2.91%	2.84%	2.23%

(1)
Ratio may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Management Fee Offset
During the years ended December 31, 2019 and 2018, $5,992 and $1,276, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees due to FS/EIG Advisor from us. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the management fee offset for the years ended December 31, 2019 and 2018.
Expense Reimbursement
During the year ended December 31, 2017, we accrued $31,260 for expense reimbursements that FS Investments agreed to pay. Under the expense reimbursement agreement, amounts reimbursed to us by FS Investments may become subject to repayment by us in the future. During the year ended December 31, 2017, we accrued and paid $2,858 of expense recoupments to FS Advisor or its affiliates. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the expense reimbursement agreement and the FS/EIG expense reimbursement agreement, each of which has been terminated.
Net Investment Income
Our net investment income totaled $201,784 ($0.46 per share), $185,223 ($0.42 per share) and $286,574 ($0.65 per share) for the years ended December 31, 2019, 2018 and 2017, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, swap contracts and foreign currency for the years ended December 31, 2019, 2018 and 2017 were as follows:
	Year Ended December 31,
	2019	2018	2017
Net realized gain (loss) on investments(1)	$(114,746)	$(100,914)	$(91,083)
Net realized gain (loss) on swap contracts	5,453	1,165	—
Net realized gain (loss) on foreign currency	—	—	1
Total net realized gain (loss)	$(109,293)	$(99,749)	$(91,082)

(1)
We sold investments and received principal repayments of  $882,557 and $430,515, respectively, during the year ended December 31, 2019, $1,401,163 and $547,251, respectively, during the year ended December 31, 2018 and $710,040 and $721,608, respectively, during the year ended December 31, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the years ended December 31, 2019, 2018 and 2017 were as follows:
	Year Ended December 31,
	2019	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(116,518)	$(165,490)	$(308,513)
Net change in unrealized appreciation (depreciation) on swap contracts	(13,103)	19,654	—
Net change in unrealized appreciation (depreciation) on foreign currency	7	20	51
Total net change in unrealized appreciation (depreciation)	$(129,614)	$(145,816)	$(308,462)
During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the decline in Energy markets and performance of certain upstream and common equity investments. During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the decline in Energy markets in the fourth quarter and performance of our directly originated investments. During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2019, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $(37,123) ($(0.08) per share), $(60,342) ($(0.14) per share) and $(112,970) ($(0.26) per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2019, we had $149,752 in unrestricted cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $433,333 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2019, we also had broadly syndicated investments that could be sold to create additional liquidity. As of December 31, 2019, we had nine senior secured loan investments with aggregate unfunded commitments of  $75,494 and two preferred equity investments with aggregate unfunded commitments of  $10,927. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2019:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.20%	$425,000	$50,000	December 2, 2022
JPMorgan Facility	Revolving/Term	L+2.75%	311,667	383,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,236,667	$433,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of December 31, 2019, the fair value of the Senior Secured Notes was approximately $507,500.

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

The following table reflects the cash distributions per share that we have declared and paid on our common shares during the years ended December 31, 2019, 2018 and 2017:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.7085	$312,694
2018	$0.5000	$219,047
2019	$0.5000	$218,187
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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with FS/EIG Advisor reviewing and documenting preliminary valuations of each portfolio company or investment;

•
such preliminary valuations for each portfolio company or investment are compared to a valuation range that is obtained from an independent third-party valuation service;

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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for the period of twelve months ended December 31, 2018. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2019, 2018 and 2017.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2019 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Goldman Facility(2)	December 2, 2022	$425,000	—	$425,000	—	—
JPMorgan Facility(3)	February 16, 2023	$311,667	—	—	$311,667	—
Senior Secured Notes(4)	August 15, 2023	$500,000	—	—	$500,000	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At December 31, 2019, $50,000 remained unused under the financing arrangement.

(3)
At December 31, 2019, $383,333 remained unused under the financing arrangement.

(4)
At December 31, 2019, no amounts remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 47.4% of our portfolio investments (based on fair value) paid variable interest rates, 25.7% paid fixed interest rates, 20.3% were income producing preferred equity and equity/other investments and the remainder (6.6%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2019 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(13,726)	$(7,857)	$(5,869)	(2.3)%
No Change	—	—	—	—
Up 100 basis points	$16,535	$7,857	$8,678	3.5%
Up 300 basis points	$50,324	$23,570	$26,754	10.7%
Up 500 basis points	$84,113	$39,283	$44,830	17.9%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2019, 2018 and 2017, we did not engage in interest rate hedging activities.
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

Item 8.
Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
FS Energy and Power Fund
Philadelphia, Pennsylvania
Opinion on the Internal Control Over Financial Reporting
We have audited FS Energy and Power Fund’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019 and our report dated April 9, 2020 expressed an unqualified opinion.
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
April 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
FS Energy and Power Fund
Philadelphia, Pennsylvania
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Energy and Power Fund’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated April 9, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
April 9, 2020

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,399,611 and $3,339,313, respectively)	$3,108,039	$3,099,252
Non-controlled/affiliated investments (amortized cost—$698,631 and $881,726, respectively)	374,598	622,700
Controlled/affiliated investments (amortized cost—$27,464 and $27,464, respectively)	—	—
Total investments, at fair value (amortized cost—$4,125,706 and $4,248,503 respectively)	3,482,637	3,721,952
Cash	149,752	97,839
Restricted cash	667	667
Receivable for investments sold and repaid	729	15,974
Swap income receivable	395	854
Unrealized appreciation on swap contracts	6,831	20,521
Interest receivable	33,507	33,339
Prepaid expenses and other assets	266	2,370
Total assets	$3,674,784	$3,893,516
Liabilities
Payable for investments purchased	$28,518	$91,894
Credit facilities payable (net of deferred financing costs of $6,370 and $6,465, respectively)(1)	730,297	625,202
Secured note payable (net of deferred financing costs of $7,344 and $9,146, respectively)(1)	485,313	481,485
Shareholder distributions payable	10,240	9,036
Management fees payable	15,582	16,406
Administrative services expenses payable	507	498
Interest payable	16,567	16,228
Swap income payable	—	225
Unrealized depreciation on swap contracts	280	867
Trustees’ fees payable	192	183
Other accrued expenses and liabilities	7,683	3,306
Total Liabilities	1,295,179	1,245,330
Commitments and contingencies ($28,104 and $28,104, respectively)(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 438,477,007 and 440,451,167 shares issued and outstanding, respectively	438	440
Capital in excess of par value	3,610,533	3,746,792
Accumulated earnings (deficit)	(1,231,366)	(1,099,046)
Total shareholders’ equity	2,379,605	2,648,186
Total liabilities and shareholders’ equity	$3,674,784	$3,893,516
Net asset value per common share at year end	$5.43	$6.01

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$292,728	$258,862	$272,881
Paid-in-kind interest income	34,228	7,878	21,463
Fee income	3,031	15,645	40,519
Dividend income	279	188	—
From non-controlled/affiliated investments:
Interest income	29,913	47,029	71,719
Paid-in-kind interest income	1,074	2,285	11,518
Fee income	4,657	2,091	656
Total investment income	365,910	333,978	418,756
Operating expenses
Management fees	68,526	70,075	88,938
Subordinated income incentive fees(1)	—	—	10,499
Administrative services expenses	4,760	3,717	2,829
Share transfer agent fees	2,748	2,608	2,723
Accounting and administrative fees	1,106	1,318	1,608
Interest expense(2)	88,364	66,681	49,286
Trustees’ fees	762	1,004	996
Other general and administrative expenses	3,852	4,628	3,705
Total operating expenses	170,118	150,031	160,584
Less: Management fee offset(3)	(5,992)	(1,276)	—
Less: Expense reimbursement from sponsor(4)	—	—	(31,260)
Add: Expense reimbursement due to sponsor(4)	—	—	2,858
Net expenses	164,126	148,755	132,182
Net investment income	201,784	185,223	286,574
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(121,361)	(94,085)	(88,725)
Non-controlled/affiliated	6,615	(6,829)	(2,358)
Net realized gain (loss) on swap contracts	5,453	1,165	—
Net realized gain (loss) on foreign currency	—	—	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(51,511)	(30,914)	(88,210)
Non-controlled/affiliated	(65,007)	(134,576)	(218,472)
Controlled/affiliated	—	—	(1,831)
Net change in unrealized appreciation (depreciation) on swap contracts	(13,103)	19,654	—
Net change in unrealized gain (loss) on foreign currency	7	20	51
Total net realized and unrealized gain (loss)	(238,907)	(245,565)	(399,544)
Net increase (decrease) in net assets resulting from operations	$(37,123)	$(60,342)	$(112,970)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.08)	$(0.14)	$(0.26)
Weighted average shares outstanding	437,167,745	438,963,491	442,570,942

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

FS Energy and Power Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operations
Net investment income	$201,784	$185,223	$286,574
Net realized gain (loss) on investments, swap contracts and foreign currency	(109,293)	(99,749)	(91,082)
Net change in unrealized appreciation (depreciation) on investments	(116,518)	(165,490)	(308,513)
Net change in unrealized appreciation (depreciation) on swap contracts	(13,103)	19,654	—
Net change in unrealized gain (loss) on foreign currency	7	20	51
Net increase (decrease) in net assets resulting from operations	(37,123)	(60,342)	(112,970)
Shareholder distributions(1)
Distributions to shareholders	(218,187)	(219,047)	(311,103)
Distributions representing return of capital	—	—	(1,591)
Net decrease in net assets resulting from shareholder distributions	(218,187)	(219,047)	(312,694)
Capital share transactions(2)
Reinvestment of shareholder distributions	101,727	118,191	186,471
Repurchases of common shares	(114,998)	(156,658)	(143,659)
Net increase (decrease) in net assets resulting from capital share transactions	(13,271)	(38,467)	42,812
Total increase (decrease) in net assets	(268,581)	(317,856)	(382,852)
Net assets at beginning of year	2,648,186	2,966,042	3,348,894
Net assets at end of year	$2,379,605	$2,648,186	$2,966,042

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(37,123)	$(60,342)	$(112,970)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,111,384)	(1,768,663)	(1,757,630)
Paid-in-kind interest	(35,302)	(10,163)	(32,981)
Proceeds from sales and repayments of investments	1,184,131	1,802,043	1,327,660
Net realized (gain) loss on investments	114,746	100,914	91,083
Net change in unrealized (appreciation) depreciation on investments	116,518	165,490	308,513
Net change in unrealized (appreciation) depreciation on swap contracts	13,103	(19,654)	—
Accretion of discount	(29,394)	(14,868)	(22,910)
Amortization of deferred financing costs and discount	6,123	4,217	3,689
(Increase) decrease in receivable for investments sold and repaid	15,245	50,363	(66,315)
(Increase) decrease in interest receivable	(168)	17,954	(13,436)
(Increase) decrease in expense reimbursement due from sponsor(1)	—	5,945	(5,945)
(Increase) decrease in swap income receivable	459	(854)	—
(Increase) decrease in prepaid expenses and other assets	2,104	(2,315)	(40)
Increase (decrease) in payable for investments purchased	(63,376)	3,861	81,987
Increase (decrease) in management fees payable	(824)	(5,428)	979
Increase (decrease) in administrative services expense payable	9	137	(1,116)
Increase (decrease) in swap income payable	(225)	225	—
Increase (decrease) in interest payable(2)	339	10,195	1,705
Increase (decrease) in trustees’ fees payable	9	(69)	2
Increase (decrease) in other accrued expenses and liabilities	4,377	(1,515)	377
Net cash provided by (used in) operating activities	179,367	277,473	(197,348)
Cash flows from financing activities
Repurchases of common shares	(114,998)	(156,658)	(143,659)
Shareholder distributions paid	(115,256)	(102,758)	(124,759)
Borrowings under credit facilities(2)	580,000	321,667	878,263
Borrowings under secured notes(2)	—	489,865	—
Repayments of credit facilities(2)	(475,000)	(910,000)	(206,928)
Repayments of repurchase facility(2)	—	—	(325,000)
Deferred financing costs paid	(2,200)	(16,459)	(2,713)
Net cash provided by financing activities	(127,454)	(374,343)	75,204
Total increase (decrease) in cash	51,913	(96,870)	(122,144)
Cash and restricted cash at beginning of year(3)	98,506	195,376	317,520
Cash and restricted cash at end of year(3)	$150,419	$98,506	$195,376
Supplemental disclosure
Reinvestment of shareholder distributions	$101,727	$118,191	$186,471
Non-cash purchases of investments	$(128,941)	$(146,371)	$(103,988)
Non-cash sales of investments	$128,941	$146,371	$103,988

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 9 for a discussion of the Company’s credit facilities. During the years ended December 31, 2019, 2018 and 2017, the Company paid $81,902, $52,269 and $38,938, respectively, in interest expense on the credit facilities and $0, $0 and $4,954, respectively, in interest expense pursuant to the repurchase agreement.

(3)
Balance includes cash of $149,752 and restricted cash of  $667 for the year ended December 31, 2019 and cash of  $97,839 and restricted cash of  $667 for the for the year ended December 31, 2018. Restricted cash is the cash collateral required to be posted pursuant to the Company’s swap contracts.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—47.7%
AIRRO (Mauritius) Holdings II	(k)(p)(w)	Power	L+695	1.5%	7/24/25	$18,186	$15,534	$15,378
AIRRO (Mauritius) Holdings II	(e)(k)(p)(w)	Power	L+695	1.5%	7/24/25	17,055	17,055	14,421
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	102,718	102,657	92,960
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,193	3,183	3,186
Bellatrix Exploration Ltd.	(k)(w)	Upstream	10.0%		3/31/20	7,879	7,879	7,879
Bellatrix Exploration Ltd.	(e)(k)(w)	Upstream	10.0%		3/31/20	3,377	3,377	3,377
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	909	904	912
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	545
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	546
Birch Permian LLC	(h)(w)	Upstream	L+800	1.5%	4/12/23	41,531	41,176	41,436
Birch Permian LLC	(e)(w)	Upstream	L+800	1.5%	4/12/23	8,333	8,333	8,314
BL Sand Hills Unit, L.P.	(m)(o)(w)(x)(z)	Upstream	Prime+650	3.5%	12/17/21	19,200	16,674	288
Brazos Delaware II LLC	(h)	Midstream	L+400		5/21/25	63,656	60,357	54,744
Cimarron Energy Inc.	(w)(x)	Service & Equipment	10.0%		6/30/21	7,500	7,500	7,472
Cox Oil Offshore, LLC, Volumetric Production Payments	(v)(w)(x)(y)	Upstream	6.6%		12/31/23	100,000	63,884	63,646
CPV Shore Holdings LLC		Power	L+375		12/29/25	1,089	1,080	1,098
Edgewater Generation LLC		Power	L+375		12/13/25	2,885	2,879	2,775
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	34,521	33,739	32,967
EPIC Crude Services LP	(h)	Midstream	L+500		3/2/26	9,500	9,327	9,183
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	5,900	5,878	5,959
FR BR Holdings LLC	(h)(w)	Midstream	L+650		12/14/23	89,233	84,669	86,770
LMBE-MC Holdco II LLC		Power	L+400	1.0%	12/3/25	1,712	1,693	1,703
Lower Cadence Holdings LLC	(f)(h)	Midstream	L+400		5/22/26	18,957	17,827	18,803
Lusk Operating LLC	(m)(o)(w)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/20	29,297	27,464	—
Luxe Drillship Operating, LLC	(w)	Upstream	8.0%		10/30/24	17,143	16,115	15,819
Luxe Drillship Operating, LLC	(e)(w)	Upstream	8.0%		10/30/24	32,857	32,857	30,321
MB Precision Holdings LLC	(w)(x)(z)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4,602	4,492	4,585
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	35,000	34,849	34,405
Navitas Midstream Midland Basin LLC	(h)	Midstream	L+450	1.0%	12/13/24	77,895	76,815	73,416
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,800	38,141	37,512
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	40,000	39,938	39,492
Panda Hummel Station LLC		Power	L+600	1.0%	10/27/22	19,150	18,668	17,060
Panda Hummel Station LLC	(h)	Power	L+600	1.0%	10/27/22	24,227	23,802	21,582
Panda Stonewall LLC	(f)(h)	Power	L+550	1.0%	11/13/21	53,447	53,070	49,791
Panda Stonewall LLC	(h)	Power	L+550	1.0%	11/13/21	21,372	20,813	19,910
Permian Production Partners LLC	(h)(m)(o)(w)(x)	Upstream	L+600	1.0%	5/18/24	44,498	43,184	28,648
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,855	2,855	2,569
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	2,437
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	$10,397	$10,397	$10,441
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	27,891	27,891	25,982
Prairie ECI Acquiror LP	(f)	Midstream	L+475		3/11/26	17,991	17,615	17,901
Sandy Creek Energy Associates, L.P.	(f)	Power	L+400	1.0%	11/9/20	72,666	66,553	62,054
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	9.5%, L+150 PIK (L+1.5% Max PIK)	2.5%	7/20/21	59,901	59,901	59,901
Terra-Gen Finance Co LLC		Power	L+425	1.0%	12/9/21	25,185	23,922	24,429
Traverse Midstream Partners LLC	(h)	Midstream	L+400	1.0%	9/27/24	60,273	60,283	54,728
Ultra Resources, Inc.		Upstream	L+375, 0.25% PIK (0.25% Max PIK)	1.0%	4/12/24	67,405	57,066	40,542
Warren Resources, Inc.	(h)(w)(z)	Upstream	L+1000, 0.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,507	27,507	27,507
Waterbridge Operating LLC	(h)	Midstream	L+575	1.0%	6/22/26	24,938	24,348	24,595
Total Senior Secured Loans—First Lien							1,317,947	1,199,989
Unfunded Loan Commitments							(65,418)	(65,418)
Net Senior Secured Loans—First Lien							1,252,529	1,134,571
Senior Secured Loans—Second Lien—23.7%
Aethon III BR LLC	(w)	Upstream	L+675	1.0%	1/10/25	10,000	9,868	9,956
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	148,150	146,582	146,298
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	116,730	116,730	113,575
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		9/11/23	22,511	22,511	22,511
Bellatrix Exploration Ltd.	(k)(m)(o)(w)(x)	Upstream	8.5%		9/11/23	54,108	49,379	17,168
Chisholm Oil and Gas Operating, LLC	(w)(x)	Upstream	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	197,503	196,000	149,201
Chisholm Energy Holdings, LLC	(w)	Upstream	L+625	1.5%	5/15/26	21,429	21,230	21,090
Chisholm Energy Holdings, LLC	(e)(w)	Upstream	L+625	1.5%	5/15/26	8,571	8,571	8,436
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	10/29/25	41,828	35,334	31,579
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	13,545	13,484	13,435
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,726
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,655	1,619
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,853	18,802
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	137,233	100,902	—
Total Senior Secured Loans—Second Lien							762,604	574,889
Unfunded Loan Commitments							(10,076)	(10,076)
Net Senior Secured Loans—Second Lien							752,528	564,813
Senior Secured Bonds—22.0%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	91,692
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,995	10,260
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	42,341	42,139	40,024
FourPoint Energy, LLC	(h)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	231,597	223,369
Talen Energy Supply LLC	(h)	Power	7.3%		5/15/27	34,319	34,042	36,176
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	122,700
Total Senior Secured Bonds							529,773	524,221

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Unsecured Debt—13.6%
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	$24,729	$22,296	$21,462
Ferrellgas, L.P.		Midstream	6.8%		1/15/22	25,020	22,137	21,337
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,145	1,067	1,145
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	7,276	6,779	7,276
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,503	1,401	1,503
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,415	1,319	1,415
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,245	1,160	1,245
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	13,101	11,966
Great Western Petroleum, LLC	(x)	Upstream	9.0%		9/30/21	35,830	35,764	32,129
Hammerhead Resources Inc.	(k)(w)(x)	Upstream	9.0%		7/10/22	100,000	98,299	96,750
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,310	25,781
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,453	11,615
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	42,693	40,473	32,566
Oasis Petroleum Inc.	(k)	Upstream	6.9%		3/15/22	2,000	1,946	1,930
Oasis Petroleum Inc.	(k)	Upstream	6.9%		1/15/23	11,850	11,085	11,613
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,442	10,371
Tenrgys, LLC	(m)(n)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	28,000
Whiting Petroleum Corp.	(k)	Upstream	5.8%		3/15/21	5,395	5,201	5,116
Total Unsecured Debt							398,233	323,220
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—30.4%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment				28,942,003	1,447	11,982
Altus Midstream LP, Series A Preferred Units	(j)(w)(x)	Midstream	11.0%		6/28/26	51,053	52,185	53,095
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials				27,856	2,786	348
Great Western Petroleum, LLC, Preferred Equity	(n)(w)(x)	Upstream	15.5%		12/31/27	36,364	42,306	39,332
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.5%		11/27/23	83,877,497	84,155	72,831
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.5%		11/27/23	42,402,611	42,403	35,489
MB Precision Investment Holdings LLC, Class A Preferred Units	(n)(o)(w)(x)(z)	Industrials				8,952,623	1,880	1,205
NGL Energy Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	14.2%		7/2/27	156,250	155,770	159,198
NuStar, Preferred Equity	(h)(k)(w)(x)	Midstream	12.8%		6/29/28	5,910,165	150,836	178,842
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream				2,536	2,511	2,709
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%		5/8/25	70,297	83,418	82,311
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream				1,475,531	14,734	—
USA Compression Partners, LP, Preferred Equity	(h)(k)(w)(x)	Midstream	9.8%		4/3/28	79,336	77,452	84,500
Total Preferred Equity							711,883	721,842

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—9.0%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment	6,944,444	$6,944	$2,167
AIRRO (Mauritius) Holdings II, Warrants	(k)(o)(p)(w)	Power	35	2,652	1,129
Allied Downhole Technologies, LLC, Common Equity	(n)(o)(w)(x)	Service & Equipment	7,431,113	7,223	372
Allied Downhole Technologies, LLC, Warrants	(n)(o)(w)(x)	Service & Equipment	5,344,680	1,865	267
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream	148,692,908	44,700	39,404
Bellatrix Exploration Ltd., Warrants	(k)(o)(w)	Upstream	1,533,197	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(z)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(o)(s)(w)(x)(z)	Upstream	N/A	740	—
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(z)	Upstream	29,117	24,019	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment	4,302,293	3,950	277
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment	25,000,000	1,289	1,613
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(o)(w)(x)(z)	Upstream	66,000	66,000	6,906
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(o)(w)(x)(z)	Upstream	12,374	8,176	1,307
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(z)	Upstream	150,937	37,734	15,793
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(n)(o)(w)(x)(z)	Upstream	222,750	55,688	23,306
Harvest Oil & Gas Corp., Common Equity	(o)(x)(z)	Upstream	1,350,620	20,259	8,644
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials	N/A	—	156
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)	Midstream	106,363	3,406	—
Lusk Operating LLC, Common Equity	(o)(r)(w)(aa)	Upstream	2,000	—	—
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(o)(w)	Upstream	N/A	1,354	1,354
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(o)(w)(z)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(k)(o)(w)	Midstream	2,187,500	3,083	2,142
NGL Energy Partners, LP, Warrants (Premium)	(k)(o)(w)(x)	Midstream	3,125,000	2,623	1,924
NGL Energy Partners, LP, Warrants (Premium)	(k)(o)(w)	Midstream	781,250	576	576
NGL Energy Partners, LP, Warrants (Par)	(k)(o)(w)	Midstream	546,875	630	630
PDI Parent LLC, Common Equity	(o)(w)(x)	Power	1,941,431	1,663	757
Ridgeback Resources Inc., Common Equity	(k)(o)(t)(w)(x)(z)	Upstream	9,599,928	58,985	50,721
Sunnova Energy Corp., Common Equity	(o)(x)	Power	3,392,666	38,167	37,862
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	1,575
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	178
Titan Energy, LLC, Common Equity	(o)(x)(z)	Upstream	555,496	17,554	16
USA Compression Partners, LP, Warrants (Market)	(k)(o)(w)(x)	Midstream	793,359	555	1,722
USA Compression Partners, LP, Warrants (Premium)	(k)(o)(w)(x)	Midstream	1,586,719	714	2,221
Warren Resources, Inc., Common Equity	(o)(w)(x)(z)	Upstream	4,415,749	20,754	10,951
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream	4,867,084	4,137	—
Total Equity/Other				480,760	213,970
TOTAL INVESTMENTS—146.4%				$4,125,706	3,482,637
LIABILITIES IN EXCESS OF OTHER ASSETS—(46.4%)	(i)				(1,103,032)
NET ASSETS—100.0%					$2,379,605

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Derivative Instruments Swap Contracts — Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
BP Energy Company	Fixed	NYMEX WTI	January 1, 2020−December 31, 2023	993,727	$61.69	$5,988	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	January 1, 2020−December 31, 2023	993,702	$2.97	274	280
Total Swap Contracts—Crude Oil						6,262	280

Swap Contracts — Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	February 1, 2020−December 31, 2023	6,368,951	$2.58	$569	$—
Total Swap Contracts—Natural Gas						569	—
TOTAL SWAP CONTRACTS						$6,831	$280

(1)
Represents the amounts the Fund would pay and amounts the Fund would receive under each swap contract if they were to settle on December 31, 2019 (see Note 6).

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Abbreviations
Bbls — Barrels
MMBtu — One million British thermal units
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2019, the three-month London Interbank Offered Rate, or LIBOR, was 1.91% and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 8).

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of December 31, 2019.

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

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2019, 72.8% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of December 31, 2019.

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

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2019.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2019.

(v)
Investment is a real property interest and is included with Senior Secured Loans — First Lien to facilitate comparison with other investments.

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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

(z)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the year ended December 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(1)	PIK Income(1)	Fee Income(1)
Senior Secured Loans—First Lien
Altus Power America, Inc.	$83,247	$—	$(85,939)	$—	$—	$2,692	$—	$—	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	(800)	—	105	(19,017)	288	782	—	—
MB Precision Holdings LLC	4,573	105	(112)	148	38	(167)	4,585	696	105	—
Warren Resources, Inc.	27,297	210	—	—	—	—	27,507	3,256	210	—
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	12,411	—	—	—	—	(12,411)	—	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	231,010	—	—	2,530	—	(10,171)	223,369	24,088	—	—
Sunnova Energy Corp.	17,757	19,637	(37,474)	(67)	36	111	—	1,091	759	4,657
Unsecured Debt
Sunnova Energy Corp.	—	757	(629)	—	(128)	—	—	—	—	—
Preferred Equity
Altus Power America Holdings, LLC, Preferred Equity	28,217	—	(28,646)	—	—	429	—	—	—	—
MB Precision Investment Holdings LLC, Class A Preferred Units	1,248	37	—	—	—	(80)	1,205	—	—	—
Sunnova Energy Corp., Preferred Equity	6,134	—	(5,387)	—	(561)	(186)	—	—	—	—
Equity/Other
Altus Power America Holdings, LLC, Common Equity	2,183	—	(12,474)	—	—	10,291	—	—	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	1,150	—	—	—	—	(1,150)	—	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	738	—	—	—	—	(738)	—	—	—	—
BL Sand Hills Unit, L.P., Series A Units	3,239	—	—	—	—	(3,239)	—	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	14,768	—	—	—	—	(7,862)	6,906	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	2,800	—	—	—	—	(1,493)	1,307	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	33,772	—	—	—	—	(17,979)	15,793	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	49,840	—	—	—	—	(26,534)	23,306	—	—	—
Harvest Oil & Gas Corp., Common Equity	24,284	—	(9,455)	—	—	(6,185)	8,644	—	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	47,488	—	—	—	—	3,233	50,721	—	—	—
Sunnova Energy Corp., Common Equity	—	—	(32,151)	—	7,125	25,026	—	—	—	—
Titan Energy, LLC, Common Equity	167	—	—	—	—	(151)	16	—	—	—
Warren Resources, Inc., Common Equity	10,377	—	—	—	—	574	10,951	—	—	—
	$622,700	$20,746	$(213,067)	$2,611	$6,615	$(65,007)	$374,598	$29,913	$1,074	$4,657

(1)
Interest, PIK and fee income presented for the year ended December 31, 2019.

(aa)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company held investments in Lusk Operating LLC, which it is deemed to be an “affiliated person” of and deemed to “control.” The fair value as of December 31, 2019 was $0 for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC. The company did not purchase, sell, accrue income or realize a gain (loss) for the Company’s senior secured loan and common equity investments in Lusk Operating, LLC for the year ended December 31, 2019.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—44.4%
Abaco Energy Technologies LLC	(h)	Service & Equipment	L+950	1.0%	11/20/20	$14,281	$13,814	$14,121
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	105,600	105,505	104,148
Altus Power America, Inc.	(h)(w)(z)	Power	L+750	1.5%	9/30/21	85,939	85,939	83,361
Altus Power America, Inc.	(e)(w)(z)	Power	L+750	1.5%	9/30/21	3,787	3,787	3,673
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,557	3,540	3,502
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	957	951	947
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	537
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	537
BL Sand Hills Unit, L.P.	(w)(x)(z)	Upstream	Prime+650	3.5%	12/17/21	20,000	17,369	20,000
Brazos Delaware II LLC		Midstream	L+400		5/29/25	34,912	34,142	32,148
Cimarron Energy Inc.	(o)(w)(x)	Service & Equipment	L+900 PIK (L+900 Max PIK)	1.0%	6/30/21	7,500	7,500	7,500
Cox Oil Offshore, LLC, Volumetric Production Payments	(w)(x)(y)	Upstream	9.9%		12/31/23	100,000	93,401	81,750
CPV Shore Holdings LLC	(f)	Power	L+375		12/14/25	20,000	19,800	19,775
Eagle Midstream Canada Finance Inc.	(k)(w)(x)	Midstream	8.5%, 1.0% PIK (1.0% Max PIK)		9/27/20	175,000	175,000	171,281
Edgewater Generation LLC		Power	L+375		11/16/25	20,000	19,951	19,625
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	24,844	24,360	24,192
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	3,933	3,925	3,960
Fortis Minerals Intermediate Holdings, LLC	(w)	Upstream	L+625	1.0%	2/16/25	18,760	18,656	18,919
Fortis Minerals Intermediate Holdings, LLC	(e)(w)	Upstream	L+625	1.0%	2/16/25	28,140	28,140	28,379
Industrial Group Intermediate Holdings, LLC	(h)(w)(x)	Industrials	L+800	1.3%	5/31/20	20,972	20,972	20,841
JSS Holdings, Inc.	(h)(w)	Industrials	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	14,938	14,827	15,386
LMBE-MC Holdco II LLC	(f)	Power	L+400	1.0%	11/15/25	24,100	23,957	23,980
Lusk Operating LLC	(m)(o)(w)(x)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/19	29,297	27,464	—
MB Precision Holdings LLC	(m)(o)(w)(x)(z)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4,573	4,313	4,573
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	22,750	22,526	22,336
MECO IV LLC	(e)(w)	Upstream	L+725	1.5%	9/14/21	12,250	12,250	12,027
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+450	1.0%	12/13/24	39,679	39,724	38,092
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	35,000	34,978	34,129
ORYX Southern Delaware Holdings		Midstream	L+325	1.0%	2/28/25	17,860	17,942	16,610
Panda Hummel Station LLC	(f)	Power	L+600	1.0%	10/27/22	23,915	23,349	22,958
Panda Hummel Station LLC	(f)	Power	L+600	1.0%	10/27/22	9,860	9,700	9,466
Panda Stonewall LLC	(f)	Power	L+550	1.0%	11/13/21	29,924	30,119	29,775
Permian Production Partners LLC	(h)(w)	Upstream	L+600	1.0%	5/18/24	42,257	41,516	41,411
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,589	2,589	2,568
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	2,687
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	9,589	9,589	9,527
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	29,347	29,347	29,347
Sandy Creek Energy Associates, L.P.	(f)	Power	L+400	1.0%	11/9/20	16,290	14,464	14,152
Strike, LLC	(h)	Midstream	L+800	1.0%	11/30/22	22,500	22,015	22,527
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	58,475	58,475	58,475
Traverse Midstream Partners LLC	(f)(h)	Midstream	L+400	1.0%	9/27/24	94,172	94,346	90,640
Ultra Resources, Inc.	(f)	Upstream	L+400	1.0%	4/12/24	42,000	37,917	37,695
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Warren Resources, Inc.	(h)(w)(x)(z)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	$27,297	$27,297	$27,297
Total Senior Secured Loans—First Lien							1,279,252	1,224,854
Unfunded Loan Commitments							(47,973)	(47,973)
Net Senior Secured Loans—First Lien							1,231,279	1,176,881
Senior Secured Loans—Second Lien—21.9%
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	103,919	102,671	103,503
Aethon United BR LP	(e)(w)	Upstream	L+675	1.0%	9/8/23	23,981	23,981	23,885
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	112,114	112,114	112,114
Bellatrix Exploration Ltd.	(k)(w)(x)	Upstream	8.5%		7/26/23	22,511	22,511	22,442
Bellatrix Exploration Ltd.	(e)(k)(w)(x)	Upstream	8.5%		7/26/23	7,504	7,504	7,481
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		7/26/23	54,108	49,005	47,841
Chisholm Oil and Gas Operating, LLC	(h)(w)(x)	Upstream	L+800	1.0%	3/21/24	196,000	196,000	193,683
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	9/26/25	20,000	19,804	19,100
Granite Acquisition, Inc.	(x)	Power	L+725	1.0%	12/19/22	22,331	22,072	21,872
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	7,525	7,451	7,404
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	7,525	7,525	7,404
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,650
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,652	1,649
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,832	18,715
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	133,445	100,902	12,411
Total Senior Secured Loans—Second Lien							712,024	619,154
Unfunded Loan Commitments							(39,010)	(39,010)
Net Senior Secured Loans—Second Lien							673,014	580,144
Senior Secured Bonds—18.6%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	86,850
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,994	9,675
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	27,341	29,041	25,666
FourPoint Energy, LLC	(h)(i)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	229,067	231,010
Sunnova Energy Corp.	(h)(w)(z)	Power	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	17,868	17,868	17,757
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	120,958
Total Senior Secured Bonds							497,970	491,916
Unsecured Debt—26.7%
Amerigas—Amerigas Partners, L.P.	(k)(x)	Midstream	5.8%		5/20/27	13,267	13,038	11,874
Amerigas—Amerigas Partners, L.P.	(k)(x)	Midstream	5.9%		8/20/26	4,508	4,462	4,080
Archrock Partners, L.P.	(k)	Midstream	6.0%		10/1/22	26,333	26,536	25,436
Archrock Partners, L.P.	(k)	Midstream	6.0%		4/1/21	5,690	5,728	5,534
Ascent Resources Utica Holdings, LLC	(x)	Upstream	10.0%		4/1/22	97,701	97,701	99,988
Bruin E&P Partners, LLC	(x)	Upstream	8.9%		8/1/23	36,250	35,782	32,444
Canbriam Energy Inc.	(h)(k)(x)	Upstream	9.8%		11/15/19	109,790	108,872	96,341
Compressco Partners, LP	(x)	Midstream	7.3%		8/15/22	13,050	13,006	11,615
Covey Park Energy LLC	(x)	Upstream	7.5%		5/15/25	62,289	62,725	54,269
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	3,000	2,501	2,499
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	986	971	986
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	$6,267	$6,174	$6,267
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,295	1,276	1,295
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,219	1,201	1,219
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,072	1,056	1,072
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	13,026	11,967
Great Western Petroleum, LLC	(w)(x)	Upstream	9.0%		9/30/21	35,830	35,735	31,665
Hammerhead Resources Inc.	(h)(k)(x)	Upstream	9.0%		7/10/22	100,000	97,739	95,000
Hilcorp Energy I, L.P.		Upstream	5.0%		12/1/24	23,418	22,514	20,892
Hilcorp Energy I, L.P.		Upstream	5.8%		10/1/25	12,067	12,038	10,772
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,537	35,437
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,235	12,300
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	55,500	55,035	48,400
Suburban Propane Partners LP	(k)	Midstream	5.8%		3/1/25	8,433	8,217	7,811
Suburban Propane Partners LP	(k)	Midstream	5.9%		3/1/27	37,758	35,572	33,368
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,469	10,459
Tenrgys, LLC	(i)(m)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	33,100
Total Unsecured Debt							797,146	706,090
Preferred Equity—18.9%(l)						Number of Shares	Amortized Cost	Fair Value(d)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment				28,942,003	1,447	15,195
Altus Power America Holdings, LLC, Preferred Equity	(i)(p)(w)(x)(z)	Power	9.0%, 5.0% PIK (5.0% Max PIK)		10/3/23	28,646,341	28,646	28,217
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials				2,785,562	2,786	390
Great Western Petroleum, LLC, Preferred Equity	(i)(n)(w)(x)	Upstream	15.5%		12/31/27	36,363	38,480	36,424
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.9%		11/30/24	75,000,000	71,878	71,594
MB Precision Investment Holdings LLC, Class A Preferred Units	(o)(w)(x)(z)	Industrials				8,952,623	1,843	1,248
NuStar, Preferred Equity	(k)(w)(x)	Midstream	12.8%		6/29/28	5,910,165	146,794	160,981
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream				2,536	2,511	2,555
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%		5/8/25	70,297	69,242	74,131
Sunnova Energy Corp., Preferred Equity	(o)(w)(x)(z)	Power				1,117,214	5,948	6,134
Synergy Offshore LLC, Preferred Equity	(i)(m)(o)(v)(w)(x)	Upstream				71,131	93,009	20,486
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream				1,475,531	14,734	4,427
USA Compression Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	9.8%		4/3/28	79,336	77,334	80,812
Total Preferred Equity							554,652	502,594

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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation	Unrealized Depreciation
BP Energy Company	Fixed	NYMEX WTI	January 1, 2019 − December 31, 2023	1,441,514	$63.88	$20,162	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	January 1, 2019 − December 31, 2023	1,233,639	3.42	149	672
Macquarie Bank Limited	Basis	NYMEX WTI/Argus LLS	January 1, 2019 − December 31, 2019	207,837	5.38	130	—
Total Swap Contracts—Crude Oil						20,441	672

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation	Unrealized Depreciation
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	January 1, 2019 − December 31, 2023	4,099,135	$2.71	$80	$195
Total Swap Contracts—Natural Gas						80	195
TOTAL SWAP CONTRACTS						$20,521	$867

Bbls — Barrels
MMBtu — One million British thermal units
(a)
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2019, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•
the Company’s quarterly fair valuation process begins with FS/EIG Advisor reviewing and documenting preliminary valuations of each portfolio company or investment;

•
such preliminary valuations for each portfolio company or investment are compared to a valuation range that is obtained from an independent third-party valuation service;

•
FS/EIG Advisor then provides the valuation committee of the Company’s board of trustees, or the valuation committee, its valuation recommendation for each portfolio company or investment, along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and FS/EIG Advisor, together with the Company’s independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that the Company’s board of trustees approve its fair valuations; and

•
the Company’s board of trustees discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/EIG Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)
making its determination of fair value, the Company’s board of trustees may use any approved independent third-party pricing or valuation services. However, the Company’s board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/EIG Advisor or any approved independent third-party valuation or pricing service that the Company’s board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor, any approved independent third-party valuation services and the Company’s board of trustees may consider when determining the fair value of the Company’s investments.
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
FS/EIG Advisor, any approved independent third-party valuation services and the Company’s board of trustees may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/EIG Advisor, any approved independent third-party valuation services and the Company’s board of trustees may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of trustees, in consultation with FS/EIG Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of the Company’s investments are determined in good faith by the Company’s board of trustees. The Company’s board of trustees is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of trustees has delegated day-to-day responsibility for implementing its valuation policy to FS/EIG Advisor, and has authorized FS/EIG Advisor to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of trustees. The valuation committee is responsible for overseeing FS/EIG Advisor’s implementation of the valuation process.
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
For the years ended December 31, 2019 and 2018, the Company recognized $139 and $915, respectively, in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2019.

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
Uncertainty in Income Taxes:   The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the Company did not incur any interest or penalties.
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
Distributions:   Distributions to the Company’s shareholders are recorded as of the record date. Subject to the discretion of the Company’s board of trustees and applicable legal restrictions, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Reclassifications:   Certain amounts in the consolidated financial statements for the years ended December 31, 2018 and 2017 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2019. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the years ended December 31, 2019, 2018 and 2017:
	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	16,921,366	$101,727	18,007,138	$118,191	25,383,052	$186,471
Share Repurchase Program	(18,895,526)	(114,998)	(23,601,106)	(156,658)	(19,500,012)	(143,659)
Net Proceeds from Share Transactions	(1,974,160)	$(13,271)	(5,593,968)	$(38,467)	5,883,040	$42,812
During the period from January 1, 2020 to April 9, 2020, the Company issued 3,156,043 common shares pursuant to its distribution reinvestment plan for gross proceeds of  $15,434 at an average price per share of  $4.89.
On February 25, 2020, the Company received exemptive relief from the SEC permitting it to offer multiple classes of common shares. While the Company has no present intention to recommence a public offering of its common shares, the Company could do so in the future.
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
The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2019, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 3, 2017	2,239,480	100%	0.51%	$7.70	$17,244
March 31, 2017	April 17, 2017	4,587,306	100%	1.03%	$7.75	35,552
June 30, 2017	July 3, 2017	4,990,805	100%	1.12%	$7.20	35,934
September 30, 2017	October 2, 2017	7,682,421	100%	1.72%	$7.15	54,929
Total		19,500,012				$143,659
Fiscal 2018
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425
March 31, 2018	April 2, 2018	4,786,015	24%	1.08%	$6.55	31,348
June 30, 2018	July 2, 2018	4,554,498	20%	1.03%	$6.60	30,060
September 30, 2018	October 1, 2018	4,346,141	16%	0.99%	$6.65	28,902
Total		22,705,319				$150,735
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
March 31, 2019	April 1, 2019	4,365,903	13%	0.99%	$6.20	27,069
June 30, 2019	July 23, 2019	4,193,499	10%	0.95%	$6.20	26,000
September 30, 2019	October 2, 2019	4,243,599	9%	0.97%	$5.85	24,825
Total		17,371,196				$105,760

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)
On January 8, 2020, the Company repurchased 4,354,073 common shares (representing 9% of common shares tendered for repurchase and 0.99% of the shares outstanding as of such date) at $5.50 per share for aggregate consideration totaling $23,947.
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
The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the years ended December 31, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
June 30, 2018	July 19, 2018	659,593	0.15%	$6.60	$4,353
September 30, 2018	October 10, 2018	236,194	0.05%	$6.65	1,570
Total		895,787			$5,923
Fiscal 2019
December 31, 2018	January 16, 2019	423,643	0.10%	$6.10	$2,584
March 31, 2019	April 11, 2019	297,672	0.07%	$6.20	1,846
June 30, 2019	August 8, 2019	312,841	0.07%	$6.20	1,940
September 30, 2019	October 17, 2019	490,174	0.11%	$5.85	2,868
Total		1,524,330			$9,238
On January 17, 2020, the Company conducted a de minimis account liquidation after the Company’s fourth quarter 2019 share repurchase offer, pursuant to which, the Company repurchased 522,996 common shares (representing 0.12% of the shares outstanding as of such date) at $5.50 per share for aggregate consideration totaling $2,876.
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the years ended December 31, 2019 and 2018, $5,992 and $1,276, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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
The Company reimburses FS/EIG Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of FS Investments and EIG, providing administrative services to the Company on behalf of FS/EIG Advisor, and for transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. The Company reimburses FS/EIG Advisor no less than quarterly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company’s board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of trustees, among other things, compares the total amount paid to FS/EIG Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor. The FS/EIG investment advisory agreement is substantially similar to the FS Advisor investment advisory agreement.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the years ended December 31, 2019, 2018 and 2017:
			Year Ended December 31,
Related Party	Source Agreement	Description	2019	2018	2017
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$62,534	$68,799	$88,938
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Subordinated Incentive Fee on Income(2)	—	—	$10,499
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(3)	$4,760	$3,717	$2,829
FS Advisor and FS/EIG Advisor	Expense support and conditional reimbursement agreement	Expense Recoupment(4)	—	—	$2,858

(1)
During the years ended December 31, 2019, 2018 and 2017, $63,358, $68,282 and $73,143, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $0, $5,945 and $14,816, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). The base management fee amount shown in the table above for the years ended December 31, 2019 and 2018 is shown net of  $5,992 and $1,276, respectively, in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of December 31, 2019, $15,582 in base management fees were payable to FS/EIG Advisor.

(2)
During the years ended December 31, 2019 and 2018, the Company did not pay any amounts in subordinated incentive fees on income to FS Advisor or FS/EIG Advisor. During the year ended December 31, 2017, $10,499 in subordinated incentive fees on income were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). See footnote (1) above for an additional offset to the liability of FS Investments under the expense reimbursement agreement. As of December 31, 2019, the Company did not have any subordinated incentive fee on income payable to FS Advisor or FS/EIG Advisor.

(3)
During the years ended December 31, 2019, 2018 and 2017, $2,914, $3,173 and $2,638, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and/or FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,662, $3,580 and $3,945, respectively, in administrative services expenses to FS Advisor and/or FS/EIG Advisor, or its affiliates, during the years ended December 31, 2019, 2018 and 2017.

(4)
During the year ended December 31, 2017, the Company accrued $2,858 for expense recoupments payable to FS Advisor under the expense reimbursement agreement (see “—Expense Reimbursement” below). During the year ended December 31, 2017, $2,858 of expense recoupments were paid to FS Advisor. As of December 31, 2019, the Company did not have any expense recoupments payable to FS Advisor or FS/EIG Advisor.

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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FS Advisor, including FS KKR Capital Corp., FS KKR Capital Corp. II, or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.
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
During the years ended December 31, 2019 and 2018, the Company did not accrue any expense reimbursements from FS Investments. During the year ended December 31, 2017, the Company accrued $31,260 for expense reimbursements that FS Investments had agreed to pay, including an offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of December 31, 2019 and 2018, the Company had no reimbursements due from FS Investments. As of December 31, 2017, the Company had $5,945 of reimbursements due from FS Investments, which the Company offset against management fees payable by the Company to FS Advisor.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments may become subject to repayment by the Company in the future. During the year ended December 31, 2019, the Company did not pay any amounts in expense recoupments to FS Investments. As of December 31, 2019, $28,104 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursement payments from FS Investments to the Company as of December 31, 2019 that may become subject to repayment by the Company to FS Investments:
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
For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. During the year ended December 31, 2019, FS/EIG Advisor did not defer the receipt of any base management fees under the FS/EIG investment advisory agreement. As of December 31, 2019, there were no deferred base management fees subject to future payment by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared and paid on its common shares during the years ended December 31, 2019, 2018 and 2017:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.7085	$312,694
2018	$0.5000	$219,047
2019	$0.5000	$218,187
Subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On January 27, 2020, the Company’s board of trustees declared a regular monthly cash distribution for January 2020 in the amount of  $0.041667 per share. On February 7, 2020, the Company’s board of trustees declared regular monthly cash distributions for February through March 2020 in the amount of  $0.020833 per share. These distributions have been or will be paid monthly to shareholders of record as of monthly record dates previously determined by the Company’s board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the years ended December 31, 2019 and 2018 were funded through the reimbursement of operating expenses by FS Investments, EIG or FS/EIG Advisor. For the year ended December 31, 2017, portions of the Company’s distributions were funded through the reimbursement of expenses by FS Investments and its affiliates, including through the offset of certain investment advisory fees by FS Advisor, that are, if certain conditions are met, subject to repayment by the Company within three years. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. Any distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. During the years ended December 31, 2019 and 2018, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. During the year ended December 31, 2017, the Company paid $2,858 in expense recoupments to FS Investments or its affiliates for expenses previously reimbursed or offset. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods. If FS Investments had not reimbursed certain of the Company’s expenses, 9% of the aggregate amount of distributions paid during the year ended December 31, 2017 would have been funded from offering proceeds or borrowings.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the years ended December 31, 2019, 2018 and 2017:
	Year Ended December 31,
	2019		2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	217,484	100%	219,047	100%	282,701	90%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of investments in portfolio companies	—	—	—	—	1,591	1%
Expense reimbursement from sponsor	—	—	—	—	28,402	9%
Total	$217,484	100%	$219,047	100%	$312,694	100%

(1)
During the years ended December 31, 2019, 2018 and 2017, 82.4%, 92.8% and 87.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 9.6%, 3.0% and 7.9%, respectively, was attributable to paid-in-kind, or PIK, interest and 8.0%, 4.2% and 4.6%, respectively, was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the years ended December 31, 2019, 2018 and 2017 was $210,714, $225,559 and $311,103, respectively. As of December 31, 2019 and 2018, the Company had $0 and $6,770, respectively, of undistributed ordinary income on a tax basis.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2019, 2018 and 2017:
	Year Ended December 31,
	2019	2018	2017
GAAP-basis net investment income	$201,784	$185,223	$286,574
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(7,407)	(11,451)	(22,840)
GAAP vs. tax-basis consolidation of certain subsidiaries	21,789	25,434	29,972
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	(10,863)	25,211	17,419
Other miscellaneous differences	5,411	1,142	(22)
Tax-basis net investment income	$210,714	$225,559	$311,103
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2019, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $122,990. During the year ended December 31, 2018, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $29,050.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of December 31, 2019 and 2018, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2019	2018
Distributable ordinary income	$—	$6,770
Accumulated capital losses(1)	(550,067)	(550,356)
Other temporary differences	(861)	(179)
Net unrealized appreciation (depreciation) on investments, swap contracts and unrealized gain/loss on foreign currency(2)	(680,438)	(555,281)
Total	$(1,231,366)	$(1,099,046)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $21,884 and $528,183, respectively.

(2)
As of December 31, 2019 and 2018, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $109,735 and $101,726, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $790,173 and $657,007, respectively.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
The aggregate cost of the Company’s investments for federal income tax purposes totaled $4,169,633 and $4,296,888 as of December 31, 2019 and 2018, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(680,438) and $(555,281) as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Company had deferred tax assets of  $135,803 and $82,246, respectively, resulting primarily from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2019 and 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of  $135,803 and $82,246, respectively. For the years ended December 31, 2019 and 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the years ended December 31, 2019 and 2018, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. Below is a summary of the Company’s open fixed price swap positions as of December 31, 2019.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
Swap Contracts—Crude Oil
Counterparty	Strike Price	Quantity	Units	Contract Start Date	Contract End Date	Market Price	Appreciation	Depreciation
BP Energy Co.	$66.74	11,679	Bbls	01/01/20	01/31/20	$60.95	$67	$—
BP Energy Co.	66.63	17,519	Bbls	01/01/20	01/31/20	60.95	99	—
BP Energy Co.	66.63	5,840	Bbls	01/01/20	01/31/20	60.95	33	—
BP Energy Co.	66.63	11,679	Bbls	01/01/20	01/31/20	60.95	66	—
BP Energy Co.	66.46	11,490	Bbls	02/01/20	02/29/20	60.66	66	—
BP Energy Co.	66.33	17,235	Bbls	02/01/20	02/29/20	60.66	97	—
BP Energy Co.	66.33	5,745	Bbls	02/01/20	02/29/20	60.66	32	—
BP Energy Co.	66.33	11,490	Bbls	02/01/20	02/29/20	60.66	65	—
BP Energy Co.	66.17	11,254	Bbls	03/01/20	03/31/20	60.27	66	—
BP Energy Co.	65.98	16,881	Bbls	03/01/20	03/31/20	60.27	96	—
BP Energy Co.	65.98	5,627	Bbls	03/01/20	03/31/20	60.27	32	—
BP Energy Co.	65.98	11,254	Bbls	03/01/20	03/31/20	60.27	64	—
BP Energy Co.	65.90	11,002	Bbls	04/01/20	04/30/20	59.79	67	—
BP Energy Co.	65.78	16,504	Bbls	04/01/20	04/30/20	59.79	98	—
BP Energy Co.	65.78	5,501	Bbls	04/01/20	04/30/20	59.79	33	—
BP Energy Co.	65.78	11,002	Bbls	04/01/20	04/30/20	59.79	65	—
BP Energy Co.	65.62	10,838	Bbls	05/01/20	05/31/20	59.24	69	—
BP Energy Co.	65.48	16,258	Bbls	05/01/20	05/31/20	59.24	101	—
BP Energy Co.	65.48	5,419	Bbls	05/01/20	05/31/20	59.24	34	—
BP Energy Co.	65.48	10,838	Bbls	05/01/20	05/31/20	59.24	67	—
BP Energy Co.	65.32	10,687	Bbls	06/01/20	06/30/20	58.72	70	—
BP Energy Co.	65.08	16,031	Bbls	06/01/20	06/30/20	58.72	102	—
BP Energy Co.	65.08	5,344	Bbls	06/01/20	06/30/20	58.72	34	—
BP Energy Co.	65.08	10,687	Bbls	06/01/20	06/30/20	58.72	67	—
BP Energy Co.	64.98	10,542	Bbls	07/01/20	07/31/20	58.11	72	—
BP Energy Co.	64.83	15,813	Bbls	07/01/20	07/31/20	58.11	105	—
BP Energy Co.	64.83	5,271	Bbls	07/01/20	07/31/20	58.11	35	—
BP Energy Co.	64.83	10,542	Bbls	07/01/20	07/31/20	58.11	70	—
BP Energy Co.	64.70	10,383	Bbls	08/01/20	08/31/20	57.61	73	—
BP Energy Co.	64.73	15,575	Bbls	08/01/20	08/31/20	57.61	110	—
BP Energy Co.	64.73	5,192	Bbls	08/01/20	08/31/20	57.61	37	—
BP Energy Co.	64.73	10,383	Bbls	08/01/20	08/31/20	57.61	73	—
BP Energy Co.	64.44	10,208	Bbls	09/01/20	09/30/20	57.16	73	—
BP Energy Co.	64.36	15,311	Bbls	09/01/20	09/30/20	57.16	109	—
BP Energy Co.	64.36	5,104	Bbls	09/01/20	09/30/20	57.16	36	—
BP Energy Co.	64.36	10,208	Bbls	09/01/20	09/30/20	57.16	73	—
BP Energy Co.	64.16	10,054	Bbls	10/01/20	10/31/20	56.70	74	—
BP Energy Co.	63.96	15,080	Bbls	10/01/20	10/31/20	56.70	108	—
BP Energy Co.	63.96	5,027	Bbls	10/01/20	10/31/20	56.70	36	—
BP Energy Co.	63.96	10,054	Bbls	10/01/20	10/31/20	56.70	72	—
BP Energy Co.	63.93	9,910	Bbls	11/01/20	11/30/20	56.34	74	—
BP Energy Co.	63.83	14,864	Bbls	11/01/20	11/30/20	56.34	110	—
BP Energy Co.	63.83	4,955	Bbls	11/01/20	11/30/20	56.34	37	—
BP Energy Co.	63.83	9,910	Bbls	11/01/20	11/30/20	56.34	73	—
BP Energy Co.	63.57	9,793	Bbls	12/01/20	12/31/20	55.91	74	—
BP Energy Co.	63.43	14,690	Bbls	12/01/20	12/31/20	55.91	109	—
BP Energy Co.	63.43	4,897	Bbls	12/01/20	12/31/20	55.91	36	—
BP Energy Co.	63.43	9,793	Bbls	12/01/20	12/31/20	55.91	72	—
BP Energy Co.	63.22	2,981	Bbls	01/01/21	01/31/21	55.54	22	—
BP Energy Co.	62.75	4,472	Bbls	01/01/21	01/31/21	55.54	32	—

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
Counterparty	Strike Price	Quantity	Units	Contract Start Date	Contract End Date	Market Price	Appreciation	Depreciation
BP Energy Co.	$62.75	1,491	Bbls	01/01/21	01/31/21	$55.54	$11	$—
BP Energy Co.	62.75	2,981	Bbls	01/01/21	01/31/21	55.54	21	—
BP Energy Co.	62.95	2,946	Bbls	02/01/21	02/28/21	55.25	22	—
BP Energy Co.	62.48	4,418	Bbls	02/01/21	02/28/21	55.25	31	—
BP Energy Co.	62.48	1,473	Bbls	02/01/21	02/28/21	55.25	10	—
BP Energy Co.	62.48	2,946	Bbls	02/01/21	02/28/21	55.25	21	—
BP Energy Co.	62.60	2,911	Bbls	03/01/21	03/31/21	54.91	22	—
BP Energy Co.	62.13	4,367	Bbls	03/01/21	03/31/21	54.91	31	—
BP Energy Co.	62.13	1,456	Bbls	03/01/21	03/31/21	54.91	10	—
BP Energy Co.	62.13	2,911	Bbls	03/01/21	03/31/21	54.91	21	—
BP Energy Co.	62.28	2,845	Bbls	04/01/21	04/30/21	54.60	21	—
BP Energy Co.	61.81	4,268	Bbls	04/01/21	04/30/21	54.60	30	—
BP Energy Co.	61.81	1,423	Bbls	04/01/21	04/30/21	54.60	10	—
BP Energy Co.	61.81	2,845	Bbls	04/01/21	04/30/21	54.60	20	—
BP Energy Co.	62.00	2,814	Bbls	05/01/21	05/31/21	54.35	21	—
BP Energy Co.	61.53	4,220	Bbls	05/01/21	05/31/21	54.35	30	—
BP Energy Co.	61.53	1,407	Bbls	05/01/21	05/31/21	54.35	10	—
BP Energy Co.	61.53	2,814	Bbls	05/01/21	05/31/21	54.35	20	—
BP Energy Co.	61.68	2,784	Bbls	06/01/21	06/30/21	54.08	21	—
BP Energy Co.	61.21	4,175	Bbls	06/01/21	06/30/21	54.08	29	—
BP Energy Co.	61.21	1,392	Bbls	06/01/21	06/30/21	54.08	10	—
BP Energy Co.	61.21	2,784	Bbls	06/01/21	06/30/21	54.08	19	—
BP Energy Co.	61.34	2,759	Bbls	07/01/21	07/31/21	53.79	20	—
BP Energy Co.	60.87	4,139	Bbls	07/01/21	07/31/21	53.79	29	—
BP Energy Co.	60.87	1,380	Bbls	07/01/21	07/31/21	53.79	10	—
BP Energy Co.	60.87	2,759	Bbls	07/01/21	07/31/21	53.79	19	—
BP Energy Co.	61.06	2,729	Bbls	08/01/21	08/31/21	53.57	20	—
BP Energy Co.	60.59	4,094	Bbls	08/01/21	08/31/21	53.57	28	—
BP Energy Co.	60.59	1,365	Bbls	08/01/21	08/31/21	53.57	9	—
BP Energy Co.	60.59	2,729	Bbls	08/01/21	08/31/21	53.57	19	—
BP Energy Co.	60.77	2,690	Bbls	09/01/21	09/30/21	53.37	19	—
BP Energy Co.	60.30	4,034	Bbls	09/01/21	09/30/21	53.37	27	—
BP Energy Co.	60.30	1,345	Bbls	09/01/21	09/30/21	53.37	9	—
BP Energy Co.	60.30	2,690	Bbls	09/01/21	09/30/21	53.37	18	—
BP Energy Co.	60.50	2,621	Bbls	10/01/21	10/31/21	53.18	19	—
BP Energy Co.	60.03	3,932	Bbls	10/01/21	10/31/21	53.18	26	—
BP Energy Co.	60.03	1,311	Bbls	10/01/21	10/31/21	53.18	9	—
BP Energy Co.	60.03	2,621	Bbls	10/01/21	10/31/21	53.18	17	—
BP Energy Co.	60.26	2,589	Bbls	11/01/21	11/30/21	53.01	18	—
BP Energy Co.	59.69	3,884	Bbls	11/01/21	11/30/21	53.01	25	—
BP Energy Co.	59.69	1,295	Bbls	11/01/21	11/30/21	53.01	8	—
BP Energy Co.	59.69	2,589	Bbls	11/01/21	11/30/21	53.01	17	—
BP Energy Co.	59.94	2,560	Bbls	12/01/21	12/31/21	52.78	18	—
BP Energy Co.	59.37	3,839	Bbls	12/01/21	12/31/21	52.78	24	—
BP Energy Co.	59.37	1,280	Bbls	12/01/21	12/31/21	52.78	8	—
BP Energy Co.	59.37	2,560	Bbls	12/01/21	12/31/21	52.78	16	—
BP Energy Co.	59.65	4,094	Bbls	01/01/22	01/31/22	52.59	28	—
BP Energy Co.	59.03	6,141	Bbls	01/01/22	01/31/22	52.59	38	—
BP Energy Co.	59.03	2,047	Bbls	01/01/22	01/31/22	52.59	13	—
BP Energy Co.	59.03	4,094	Bbls	01/01/22	01/31/22	52.59	25	—
BP Energy Co.	59.42	3,952	Bbls	02/01/22	02/28/22	52.45	27	—
BP Energy Co.	58.63	5,929	Bbls	02/01/22	02/28/22	52.45	35	—

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
Counterparty	Strike Price	Quantity	Units	Contract Start Date	Contract End Date	Market Price	Appreciation	Depreciation
BP Energy Co.	$58.63	1,976	Bbls	02/01/22	02/28/22	$52.45	$12	$—
BP Energy Co.	58.63	3,952	Bbls	02/01/22	02/28/22	52.45	24	—
BP Energy Co.	59.13	3,903	Bbls	03/01/22	03/31/22	52.30	26	—
BP Energy Co.	58.66	5,855	Bbls	03/01/22	03/31/22	52.30	36	—
BP Energy Co.	58.66	1,952	Bbls	03/01/22	03/31/22	52.30	12	—
BP Energy Co.	58.66	3,903	Bbls	03/01/22	03/31/22	52.30	24	—
BP Energy Co.	58.86	3,840	Bbls	04/01/22	04/30/22	52.17	25	—
BP Energy Co.	58.39	5,759	Bbls	04/01/22	04/30/22	52.17	34	—
BP Energy Co.	58.39	1,920	Bbls	04/01/22	04/30/22	52.17	11	—
BP Energy Co.	58.39	3,840	Bbls	04/01/22	04/30/22	52.17	23	—
BP Energy Co.	58.63	3,806	Bbls	05/01/22	05/31/22	52.06	24	—
BP Energy Co.	58.16	5,708	Bbls	05/01/22	05/31/22	52.06	33	—
BP Energy Co.	58.16	1,903	Bbls	05/01/22	05/31/22	52.06	11	—
BP Energy Co.	58.16	3,806	Bbls	05/01/22	05/31/22	52.06	22	—
BP Energy Co.	58.38	3,774	Bbls	06/01/22	06/30/22	51.94	23	—
BP Energy Co.	57.91	5,661	Bbls	06/01/22	06/30/22	51.94	32	—
BP Energy Co.	57.91	1,887	Bbls	06/01/22	06/30/22	51.94	11	—
BP Energy Co.	57.91	3,774	Bbls	06/01/22	06/30/22	51.94	22	—
BP Energy Co.	58.14	3,740	Bbls	07/01/22	07/31/22	51.83	23	—
BP Energy Co.	57.67	5,611	Bbls	07/01/22	07/31/22	51.83	31	—
BP Energy Co.	57.67	1,870	Bbls	07/01/22	07/31/22	51.83	10	—
BP Energy Co.	57.67	3,740	Bbls	07/01/22	07/31/22	51.83	21	—
BP Energy Co.	57.93	3,696	Bbls	08/01/22	08/31/22	51.74	22	—
BP Energy Co.	57.46	5,544	Bbls	08/01/22	08/31/22	51.74	30	—
BP Energy Co.	57.46	1,848	Bbls	08/01/22	08/31/22	51.74	10	—
BP Energy Co.	57.46	3,696	Bbls	08/01/22	08/31/22	51.74	20	—
BP Energy Co.	57.70	3,664	Bbls	09/01/22	09/30/22	51.66	21	—
BP Energy Co.	57.23	5,497	Bbls	09/01/22	09/30/22	51.66	30	—
BP Energy Co.	57.23	1,832	Bbls	09/01/22	09/30/22	51.66	10	—
BP Energy Co.	57.23	3,664	Bbls	09/01/22	09/30/22	51.66	20	—
BP Energy Co.	57.50	3,632	Bbls	10/01/22	10/31/22	51.61	20	—
BP Energy Co.	57.03	5,448	Bbls	10/01/22	10/31/22	51.61	28	—
BP Energy Co.	57.03	1,816	Bbls	10/01/22	10/31/22	51.61	9	—
BP Energy Co.	57.03	3,632	Bbls	10/01/22	10/31/22	51.61	19	—
BP Energy Co.	57.30	3,585	Bbls	11/01/22	11/30/22	51.55	20	—
BP Energy Co.	56.83	5,378	Bbls	11/01/22	11/30/22	51.55	27	—
BP Energy Co.	56.83	1,793	Bbls	11/01/22	11/30/22	51.55	9	—
BP Energy Co.	56.83	3,585	Bbls	11/01/22	11/30/22	51.55	18	—
BP Energy Co.	57.08	3,545	Bbls	12/01/22	12/31/22	51.45	19	—
BP Energy Co.	56.61	5,318	Bbls	12/01/22	12/31/22	51.45	26	—
BP Energy Co.	56.61	1,773	Bbls	12/01/22	12/31/22	51.45	9	—
BP Energy Co.	56.61	3,545	Bbls	12/01/22	12/31/22	51.45	17	—
BP Energy Co.	56.88	3,766	Bbls	01/01/23	01/31/23	51.38	20	—
BP Energy Co.	56.41	5,650	Bbls	01/01/23	01/31/23	51.38	28	—
BP Energy Co.	56.41	1,883	Bbls	01/01/23	01/31/23	51.38	9	—
BP Energy Co.	56.41	3,766	Bbls	01/01/23	01/31/23	51.38	18	—
BP Energy Co.	56.71	3,736	Bbls	02/01/23	02/28/23	51.34	19	—
BP Energy Co.	56.24	5,605	Bbls	02/01/23	02/28/23	51.34	26	—
BP Energy Co.	56.24	1,868	Bbls	02/01/23	02/28/23	51.34	9	—
BP Energy Co.	56.24	3,736	Bbls	02/01/23	02/28/23	51.34	17	—
BP Energy Co.	56.51	3,705	Bbls	03/01/23	03/31/23	51.31	18	—
BP Energy Co.	56.04	5,558	Bbls	03/01/23	03/31/23	51.31	25	—

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
Counterparty	Strike Price	Quantity	Units	Contract Start Date	Contract End Date	Market Price	Appreciation	Depreciation
BP Energy Co.	$56.04	1,853	Bbls	03/01/23	03/31/23	$51.31	$8	$—
BP Energy Co.	56.04	3,705	Bbls	03/01/23	03/31/23	51.31	17	—
BP Energy Co.	56.33	3,656	Bbls	04/01/23	04/30/23	51.30	17	—
BP Energy Co.	55.86	5,484	Bbls	04/01/23	04/30/23	51.30	24	—
BP Energy Co.	55.86	1,828	Bbls	04/01/23	04/30/23	51.30	8	—
BP Energy Co.	55.86	3,656	Bbls	04/01/23	04/30/23	51.30	16	—
BP Energy Co.	56.17	3,622	Bbls	05/01/23	05/31/23	51.29	17	—
BP Energy Co.	55.70	5,434	Bbls	05/01/23	05/31/23	51.29	23	—
BP Energy Co.	55.70	1,811	Bbls	05/01/23	05/31/23	51.29	8	—
BP Energy Co.	55.70	3,622	Bbls	05/01/23	05/31/23	51.29	15	—
BP Energy Co.	55.99	3,502	Bbls	06/01/23	06/30/23	51.26	16	—
BP Energy Co.	55.52	5,253	Bbls	06/01/23	06/30/23	51.26	21	—
BP Energy Co.	55.52	1,751	Bbls	06/01/23	06/30/23	51.26	7	—
BP Energy Co.	55.52	3,502	Bbls	06/01/23	06/30/23	51.26	14	—
BP Energy Co.	55.83	3,473	Bbls	07/01/23	07/31/23	51.25	15	—
BP Energy Co.	55.36	5,210	Bbls	07/01/23	07/31/23	51.25	20	—
BP Energy Co.	55.36	1,737	Bbls	07/01/23	07/31/23	51.25	7	—
BP Energy Co.	55.36	3,473	Bbls	07/01/23	07/31/23	51.25	13	—
BP Energy Co.	55.69	3,446	Bbls	08/01/23	08/31/23	51.25	14	—
BP Energy Co.	55.22	5,169	Bbls	08/01/23	08/31/23	51.25	19	—
BP Energy Co.	55.22	1,723	Bbls	08/01/23	08/31/23	51.25	6	—
BP Energy Co.	55.22	3,446	Bbls	08/01/23	08/31/23	51.25	13	—
BP Energy Co.	55.55	3,399	Bbls	09/01/23	09/30/23	51.27	14	—
BP Energy Co.	55.08	5,099	Bbls	09/01/23	09/30/23	51.27	18	—
BP Energy Co.	55.08	1,700	Bbls	09/01/23	09/30/23	51.27	6	—
BP Energy Co.	55.08	3,399	Bbls	09/01/23	09/30/23	51.27	12	—
BP Energy Co.	55.42	3,310	Bbls	10/01/23	10/31/23	51.29	13	—
BP Energy Co.	54.95	4,965	Bbls	10/01/23	10/31/23	51.29	17	—
BP Energy Co.	54.95	1,655	Bbls	10/01/23	10/31/23	51.29	6	—
BP Energy Co.	54.95	3,310	Bbls	10/01/23	10/31/23	51.29	11	—
BP Energy Co.	55.28	3,271	Bbls	11/01/23	11/30/23	51.30	12	—
BP Energy Co.	54.81	4,906	Bbls	11/01/23	11/30/23	51.30	16	—
BP Energy Co.	54.81	1,635	Bbls	11/01/23	11/30/23	51.30	5	—
BP Energy Co.	54.81	3,271	Bbls	11/01/23	11/30/23	51.30	11	—
BP Energy Co.	55.13	3,242	Bbls	12/01/23	12/31/23	51.29	12	—
BP Energy Co.	54.66	4,864	Bbls	12/01/23	12/31/23	51.29	15	—
BP Energy Co.	54.66	1,621	Bbls	12/01/23	12/31/23	51.29	5	—
BP Energy Co.	54.66	3,242	Bbls	12/01/23	12/31/23	51.29	10	—
Total							$5,988	$—

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
Swap Contracts—Natural Gas
Counterparty	Strike Price	Quantity	Units	Contract Start Date	Contract End Date	Market Price	Appreciation	Depreciation
Macquarie Bank Ltd.	$2.92	138,756	MMBtu	02/01/20	02/29/20	$2.19	$100	$—
Macquarie Bank Ltd.	2.77	137,876	MMBtu	03/01/20	03/31/20	2.16	84	—
Macquarie Bank Ltd.	2.51	134,201	MMBtu	04/01/20	04/30/20	2.15	48	—
Macquarie Bank Ltd.	2.48	132,985	MMBtu	05/01/20	05/31/20	2.19	37	—
Macquarie Bank Ltd.	2.50	130,848	MMBtu	06/01/20	06/30/20	2.25	33	—
Macquarie Bank Ltd.	2.53	129,579	MMBtu	07/01/20	07/31/20	2.30	29	—
Macquarie Bank Ltd.	2.54	129,223	MMBtu	08/01/20	08/31/20	2.32	28	—
Macquarie Bank Ltd.	2.52	126,704	MMBtu	09/01/20	09/30/20	2.31	26	—
Macquarie Bank Ltd.	2.54	120,875	MMBtu	10/01/20	10/31/20	2.35	23	—
Macquarie Bank Ltd.	2.59	110,373	MMBtu	11/01/20	11/30/20	2.43	18	—
Macquarie Bank Ltd.	2.73	106,275	MMBtu	12/01/20	12/31/20	2.60	13	—
Macquarie Bank Ltd.	2.82	29,703	MMBtu	01/01/21	01/31/21	2.72	3	—
Macquarie Bank Ltd.	2.77	29,545	MMBtu	02/01/21	02/28/21	2.67	3	—
Macquarie Bank Ltd.	2.66	29,148	MMBtu	03/01/21	03/31/21	2.55	3	—
Macquarie Bank Ltd.	2.42	29,406	MMBtu	04/01/21	04/30/21	2.29	4	—
Macquarie Bank Ltd.	2.40	29,183	MMBtu	05/01/21	05/31/21	2.26	4	—
Macquarie Bank Ltd.	2.43	28,963	MMBtu	06/01/21	06/30/21	2.29	4	—
Macquarie Bank Ltd.	2.46	28,915	MMBtu	07/01/21	07/31/21	2.33	4	—
Macquarie Bank Ltd.	2.47	28,795	MMBtu	08/01/21	08/31/21	2.33	4	—
Macquarie Bank Ltd.	2.46	28,192	MMBtu	09/01/21	09/30/21	2.32	4	—
Macquarie Bank Ltd.	2.48	26,658	MMBtu	10/01/21	10/31/21	2.34	4	—
Macquarie Bank Ltd.	2.54	24,932	MMBtu	11/01/21	11/30/21	2.41	3	—
Macquarie Bank Ltd.	2.68	23,734	MMBtu	12/01/21	12/31/21	2.58	2	—
Macquarie Bank Ltd.	2.78	37,160	MMBtu	01/01/22	01/31/22	2.69	3	—
Macquarie Bank Ltd.	2.74	36,951	MMBtu	02/01/22	02/28/22	2.65	3	—
Macquarie Bank Ltd.	2.65	37,097	MMBtu	03/01/22	03/31/22	2.52	5	—
Macquarie Bank Ltd.	2.42	31,458	MMBtu	04/01/22	04/30/22	2.27	5	—
Macquarie Bank Ltd.	2.39	31,428	MMBtu	05/01/22	05/31/22	2.25	4	—
Macquarie Bank Ltd.	2.42	31,285	MMBtu	06/01/22	06/30/22	2.29	4	—
Macquarie Bank Ltd.	2.45	31,397	MMBtu	07/01/22	07/31/22	2.34	3	—
Macquarie Bank Ltd.	2.47	31,493	MMBtu	08/01/22	08/31/22	2.34	4	—
Macquarie Bank Ltd.	2.46	31,096	MMBtu	09/01/22	09/30/22	2.33	4	—
Macquarie Bank Ltd.	2.49	30,299	MMBtu	10/01/22	10/31/22	2.36	4	—
Macquarie Bank Ltd.	2.55	28,625	MMBtu	11/01/22	11/30/22	2.42	3	—
Macquarie Bank Ltd.	2.69	27,619	MMBtu	12/01/22	12/31/22	2.59	3	—
Macquarie Bank Ltd.	2.78	28,884	MMBtu	01/01/23	01/31/23	2.71	2	—
Macquarie Bank Ltd.	2.75	28,907	MMBtu	02/01/23	02/28/23	2.68	2	—
Macquarie Bank Ltd.	2.67	28,974	MMBtu	03/01/23	03/31/23	2.55	3	—
Macquarie Bank Ltd.	2.46	29,395	MMBtu	04/01/23	04/30/23	2.29	5	—
Macquarie Bank Ltd.	2.44	29,354	MMBtu	05/01/23	05/31/23	2.28	5	—
Macquarie Bank Ltd.	2.47	28,972	MMBtu	06/01/23	06/30/23	2.32	4	—
Macquarie Bank Ltd.	2.50	29,293	MMBtu	07/01/23	07/31/23	2.36	4	—
Macquarie Bank Ltd.	2.52	29,578	MMBtu	08/01/23	08/31/23	2.38	4	—
Macquarie Bank Ltd.	2.52	29,292	MMBtu	09/01/23	09/30/23	2.37	4	—
Macquarie Bank Ltd.	2.55	28,427	MMBtu	10/01/23	10/31/23	2.40	4	—
Macquarie Bank Ltd.	2.61	26,744	MMBtu	11/01/23	11/30/23	2.47	3	—
Macquarie Bank Ltd.	2.76	25,882	MMBtu	12/01/23	12/31/23	2.65	3	—
Total							$569	$—

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
In addition, the Company has entered into oil basis swap positions, which settle on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of December 31, 2019, the Company had the following oil basis swap positions for Argus LLS.
Swap Contracts—Crude Oil
Counterparty	Strike Price	Quantity	Units	Contract Start Date	Contract End Date	Market Price	Appreciation	Depreciation
BP Energy Co.	$3.81	11,679	Bbls	01/01/20	01/31/20	$3.75	$1	$—
BP Energy Co.	3.67	35,037	Bbls	01/01/20	01/31/20	3.75	—	3
BP Energy Co.	3.81	11,490	Bbls	02/01/20	02/29/20	3.42	4	—
BP Energy Co.	3.67	34,470	Bbls	02/01/20	02/29/20	3.42	9	—
BP Energy Co.	3.81	11,254	Bbls	03/01/20	03/31/20	3.27	6	—
BP Energy Co.	3.67	33,761	Bbls	03/01/20	03/31/20	3.27	14	—
BP Energy Co.	3.81	11,002	Bbls	04/01/20	04/30/20	3.22	6	—
BP Energy Co.	3.67	33,007	Bbls	04/01/20	04/30/20	3.22	15	—
BP Energy Co.	3.81	10,838	Bbls	05/01/20	05/31/20	3.19	7	—
BP Energy Co.	3.67	32,515	Bbls	05/01/20	05/31/20	3.19	16	—
BP Energy Co.	3.81	10,687	Bbls	06/01/20	06/30/20	3.14	7	—
BP Energy Co.	3.67	32,062	Bbls	06/01/20	06/30/20	3.14	17	—
BP Energy Co.	3.81	10,542	Bbls	07/01/20	07/31/20	3.10	7	—
BP Energy Co.	3.67	31,625	Bbls	07/01/20	07/31/20	3.10	18	—
BP Energy Co.	3.81	10,383	Bbls	08/01/20	08/31/20	3.06	8	—
BP Energy Co.	3.67	31,148	Bbls	08/01/20	08/31/20	3.06	19	—
BP Energy Co.	3.81	10,208	Bbls	09/01/20	09/30/20	3.02	8	—
BP Energy Co.	3.67	30,623	Bbls	09/01/20	09/30/20	3.02	20	—
BP Energy Co.	3.81	10,054	Bbls	10/01/20	10/31/20	2.97	8	—
BP Energy Co.	3.67	30,161	Bbls	10/01/20	10/31/20	2.97	21	—
BP Energy Co.	3.81	9,910	Bbls	11/01/20	11/30/20	2.96	8	—
BP Energy Co.	3.67	29,729	Bbls	11/01/20	11/30/20	2.96	21	—
BP Energy Co.	3.81	9,793	Bbls	12/01/20	12/31/20	2.85	9	—
BP Energy Co.	3.67	29,379	Bbls	12/01/20	12/31/20	2.85	24	—
BP Energy Co.	2.85	2,981	Bbls	01/01/21	01/31/21	2.86	—	—
BP Energy Co.	2.85	8,942	Bbls	01/01/21	01/31/21	2.86	—	—
BP Energy Co.	2.85	2,946	Bbls	02/01/21	02/28/21	2.85	—	—
BP Energy Co.	2.85	8,837	Bbls	02/01/21	02/28/21	2.85	—	—
BP Energy Co.	2.85	2,911	Bbls	03/01/21	03/31/21	2.84	—	—
BP Energy Co.	2.85	8,734	Bbls	03/01/21	03/31/21	2.84	—	—
BP Energy Co.	2.85	2,845	Bbls	04/01/21	04/30/21	2.84	—	—
BP Energy Co.	2.85	8,535	Bbls	04/01/21	04/30/21	2.84	—	—
BP Energy Co.	2.85	2,814	Bbls	05/01/21	05/31/21	2.85	—	—
BP Energy Co.	2.85	8,441	Bbls	05/01/21	05/31/21	2.85	—	—
BP Energy Co.	2.85	2,784	Bbls	06/01/21	06/30/21	2.83	—	—
BP Energy Co.	2.85	8,351	Bbls	06/01/21	06/30/21	2.83	—	—
BP Energy Co.	2.85	2,759	Bbls	07/01/21	07/31/21	2.83	—	—
BP Energy Co.	2.85	8,277	Bbls	07/01/21	07/31/21	2.83	—	—
BP Energy Co.	2.85	2,729	Bbls	08/01/21	08/31/21	2.83	—	—
BP Energy Co.	2.85	8,188	Bbls	08/01/21	08/31/21	2.83	—	—
BP Energy Co.	2.85	2,690	Bbls	09/01/21	09/30/21	2.82	—	—
BP Energy Co.	2.85	8,069	Bbls	09/01/21	09/30/21	2.82	—	—
BP Energy Co.	2.85	2,621	Bbls	10/01/21	10/31/21	2.83	—	—
BP Energy Co.	2.85	7,864	Bbls	10/01/21	10/31/21	2.83	—	—
BP Energy Co.	2.85	2,589	Bbls	11/01/21	11/30/21	2.82	—	—
BP Energy Co.	2.85	7,766	Bbls	11/01/21	11/30/21	2.82	—	—

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
Counterparty	Strike Price	Quantity	Units	Contract Start Date	Contract End Date	Market Price	Appreciation	Depreciation
BP Energy Co.	$2.85	2,560	Bbls	12/01/21	12/31/21	$2.77	$—	$—
BP Energy Co.	2.85	7,679	Bbls	12/01/21	12/31/21	2.77	1	—
BP Energy Co.	2.12	4,094	Bbls	01/01/22	01/31/22	2.78	—	3
BP Energy Co.	2.05	12,282	Bbls	01/01/22	01/31/22	2.78	—	9
BP Energy Co.	2.12	3,952	Bbls	02/01/22	02/28/22	2.77	—	2
BP Energy Co.	2.05	11,857	Bbls	02/01/22	02/28/22	2.77	—	8
BP Energy Co.	2.12	3,903	Bbls	03/01/22	03/31/22	2.77	—	2
BP Energy Co.	2.05	11,708	Bbls	03/01/22	03/31/22	2.77	—	8
BP Energy Co.	2.12	3,840	Bbls	04/01/22	04/30/22	2.77	—	2
BP Energy Co.	2.05	11,519	Bbls	04/01/22	04/30/22	2.77	—	8
BP Energy Co.	2.12	3,806	Bbls	05/01/22	05/31/22	2.77	—	2
BP Energy Co.	2.05	11,417	Bbls	05/01/22	05/31/22	2.77	—	8
BP Energy Co.	2.12	3,774	Bbls	06/01/22	06/30/22	2.76	—	2
BP Energy Co.	2.05	11,322	Bbls	06/01/22	06/30/22	2.76	—	8
BP Energy Co.	2.12	3,740	Bbls	07/01/22	07/31/22	2.76	—	2
BP Energy Co.	2.05	11,221	Bbls	07/01/22	07/31/22	2.76	—	8
BP Energy Co.	2.12	3,696	Bbls	08/01/22	08/31/22	2.76	—	2
BP Energy Co.	2.05	11,087	Bbls	08/01/22	08/31/22	2.76	—	8
BP Energy Co.	2.12	3,664	Bbls	09/01/22	09/30/22	2.76	—	2
BP Energy Co.	2.05	10,993	Bbls	09/01/22	09/30/22	2.76	—	8
BP Energy Co.	2.12	3,632	Bbls	10/01/22	10/31/22	2.75	—	2
BP Energy Co.	2.05	10,895	Bbls	10/01/22	10/31/22	2.75	—	8
BP Energy Co.	2.12	3,585	Bbls	11/01/22	11/30/22	2.77	—	2
BP Energy Co.	2.05	10,755	Bbls	11/01/22	11/30/22	2.77	—	7
BP Energy Co.	2.12	3,545	Bbls	12/01/22	12/31/22	2.76	—	2
BP Energy Co.	2.05	10,634	Bbls	12/01/22	12/31/22	2.76	—	7
BP Energy Co.	1.83	3,766	Bbls	01/01/23	01/31/23	2.76	—	3
BP Energy Co.	1.76	11,299	Bbls	01/01/23	01/31/23	2.76	—	11
BP Energy Co.	1.83	3,736	Bbls	02/01/23	02/28/23	2.76	—	3
BP Energy Co.	1.76	11,209	Bbls	02/01/23	02/28/23	2.76	—	11
BP Energy Co.	1.83	3,705	Bbls	03/01/23	03/31/23	2.76	—	3
BP Energy Co.	1.76	11,116	Bbls	03/01/23	03/31/23	2.76	—	11
BP Energy Co.	1.83	3,656	Bbls	04/01/23	04/30/23	2.75	—	3
BP Energy Co.	1.76	10,967	Bbls	04/01/23	04/30/23	2.75	—	10
BP Energy Co.	1.83	3,622	Bbls	05/01/23	05/31/23	2.76	—	3
BP Energy Co.	1.76	10,867	Bbls	05/01/23	05/31/23	2.76	—	10
BP Energy Co.	1.83	3,502	Bbls	06/01/23	06/30/23	2.76	—	3
BP Energy Co.	1.76	10,505	Bbls	06/01/23	06/30/23	2.76	—	10
BP Energy Co.	1.83	3,473	Bbls	07/01/23	07/31/23	2.75	—	3
BP Energy Co.	1.76	10,420	Bbls	07/01/23	07/31/23	2.75	—	10
BP Energy Co.	1.83	3,446	Bbls	08/01/23	08/31/23	2.75	—	3
BP Energy Co.	1.76	10,337	Bbls	08/01/23	08/31/23	2.75	—	10
BP Energy Co.	1.83	3,399	Bbls	09/01/23	09/30/23	2.74	—	3
BP Energy Co.	1.76	10,196	Bbls	09/01/23	09/30/23	2.74	—	10
BP Energy Co.	1.83	3,310	Bbls	10/01/23	10/31/23	2.75	—	3
BP Energy Co.	1.76	9,929	Bbls	10/01/23	10/31/23	2.75	—	10
BP Energy Co.	1.83	3,271	Bbls	11/01/23	11/30/23	2.76	—	3
BP Energy Co.	1.76	9,812	Bbls	11/01/23	11/30/23	2.76	—	9
BP Energy Co.	1.83	3,242	Bbls	12/01/23	12/31/23	2.75	—	3
BP Energy Co.	1.76	9,727	Bbls	12/01/23	12/31/23	2.75	—	9
Total							$274	$280

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of December 31, 2019 and 2018 are as follows:
	December 31, 2019		December 31, 2018
Instrument	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Swap Contracts – Crude Oil	$6,262	$280	$20,441	$672
Swap Contracts – Natural Gas	569	—	80	195
Total	$6,831	$280	$20,521	$867

(1)
Reflected on the Company’s consolidated balance sheets as: Unrealized appreciation on swap contracts.

(2)
Reflected on the Company’s consolidated balance sheets as: Unrealized depreciation on swap contracts.

The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the years ended December 31, 2019 and 2018 were as follows:
	Year Ended December 31,
	2019		2018
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$5,078	$(13,787)	$1,383	$19,768
Swap Contracts – Natural Gas	375	684	(218)	(114)
Total	$5,453	$(13,103)	$1,165	$19,654

(1)
Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.

(2)
Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of December 31, 2019 and 2018:
	December 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)
BP Energy Co.	$6,551	$280	$6,271
Macquarie Bank Ltd.	675	—	675
Total	$7,226	$280	$6,946

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)
BP Energy Co.	$280	$280	$—
Macquarie Bank Ltd.	—	—	—
Total	$280	$280	$—

	December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Assets(1)
BP Energy Co.	$21,163	$672	$20,491
Macquarie Bank Ltd.	212	212	—
Total	$21,375	$884	$20,491

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Net Amount of Derivative Liabilities(2)
BP Energy Co.	$672	$672	$—
Macquarie Bank Ltd.	420	212	208
Total	$1,092	$884	$208

(1)
Net amount of derivative assets represents the net amount due to the Company from the counterparty in the event of default.

(2)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2019 and 2018:
	December 31, 2019			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$1,252,529	$1,134,571	33%	$1,231,279	$1,176,881	32%
Senior Secured Loans – Second Lien	752,528	564,813	16%	673,014	580,144	16%
Senior Secured Bonds	529,773	524,221	15%	497,970	491,916	13%
Unsecured Debt	398,233	323,220	9%	797,146	706,090	19%
Preferred Equity	711,883	721,842	21%	554,652	502,594	13%
Equity/Other	480,760	213,970	6%	494,442	264,327	7%
	$4,125,706	$3,482,637	100%	$4,248,503	$3,721,952	100%

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
As of December 31, 2019, the Company held investments in one portfolio company of which it is deemed to “control.” As of December 31, 2019, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (z) and (aa) to the consolidated schedule of investments as of December 31, 2019.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2019, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $75,494 and two preferred equity investments with aggregate unfunded commitments of $10,927. As of December 31, 2019, these unfunded preferred equity investments were Limetree Bay Ventures, LLC and Rosehill Resources, Inc. As of December 31, 2018, the Company had nine senior secured loan investments with aggregate unfunded commitments of  $86,983 and two preferred equity and equity/other investments with aggregate unfunded commitments of  $2,095. As of December 31, 2018, these preferred equity and equity/other investments were Altus Power America Holdings, LLC, preferred equity and Rosehill Resources, Inc. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and 2018:
	December 31, 2019		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,802,396	52%	$2,193,317	59%
Midstream	1,061,389	30%	831,722	22%
Power	421,388	12%	426,812	12%
Service & Equipment	178,586	5%	216,443	6%
Industrials	18,878	1%	53,658	1%
Total	$3,482,637	100%	$3,721,952	100%
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
As of December 31, 2019 and 2018, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	December 31, 2019	December 31, 2018
Level 1 – Price quotations in active markets	$46,522	$24,451
Level 2 – Significant other observable inputs	856,930	1,148,071
Level 3 – Significant unobservable inputs	2,579,185	2,549,430
Total	$3,482,637	$3,721,952
As of December 31, 2019 and 2018, the Company’s swap contracts were categorized as follows in the table below.
	December 31, 2019		December 31, 2018
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1 – Price quotations in active markets	$—	$—	$—	$—
Level 2 – Significant other observable inputs	6,831	280	20,521	867
Level 3 – Significant unobservable inputs	—	—	—	—
Total	$6,831	$280	$20,521	$867
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
The following is a reconciliation for the years ended December 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31, 2019
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period	$761,125	$539,172	$456,575	$55,906	$498,167	$238,485	$2,549,430
Accretion of discount (amortization of premium)	2,009	784	2,464	634	16,649	142	22,682
Net realized gain (loss)	167	2	36	(128)	(92,070)	(7,633)	(99,626)
Net change in unrealized appreciation (depreciation)	(30,512)	(91,992)	(3,476)	(3,287)	66,448	(28,823)	(91,642)
Purchases	234,257	160,405	18,877	757	242,227	14,607	671,130
Paid-in-kind interest	3,809	4,616	759	1,047	25,005	10	35,246
Sales and repayments	(415,198)	(79,753)	(37,474)	(629)	(34,584)	(49,518)	(617,156)
Net transfers in or out of Level 3(1)	14,121	—	—	95,000	—	—	109,121
Fair value at end of period	$569,778	$533,234	$437,761	$149,300	$721,842	$167,270	$2,579,185
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(34,637)	$(90,100)	$(4,992)	$(3,315)	$(2,522)	$(3,928)	$(139,494)

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
	For the Year Ended December 31, 2018
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period(2)	$924,926	$796,524	$660,151	$1,203,524	$78,161	$294,974	$3,958,260
Accretion of discount (amortization of premium)	917	1,621	2,743	78	4,397	—	9,756
Net realized gain (loss)	(21,098)	731	55	—	(82)	(19)	(20,413)
Net change in unrealized appreciation (depreciation)	(2,177)	(48,020)	(13,769)	(3,719)	24,607	(55,597)	(98,675)
Purchases	312,733	104,801	—	12,948	415,370	7,403	853,255
Paid-in-kind interest	1,772	4,534	1,804	1,343	710	—	10,163
Sales and repayments	(190,033)	(84,904)	(22,978)	(65,000)	(10,978)	—	(373,893)
Net transfers in or out of Level 3(1)	(265,915)	(236,115)	(171,431)	(1,093,268)	(14,018)	(8,276)	(1,789,023)
Fair value at end of period	$761,125	$539,172	$456,575	$55,906	$498,167	$238,485	$2,549,430
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(20,289)	$(86,420)	$(13,731)	$(2,302)	$14,428	$(51,567)	$(159,881)

(1)
Transfers in or out of Level 3 were deemed to have occurred at the beginning of the period.

(2)
As of December 31, 2018, the Company determined to reclassify in the schedule of investments certain investments from equity/other to preferred equity. Transfers in or out were deemed to have occurred at the beginning of the period.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2019 and 2018 were as follows:
Type of Investment	Fair Value at December 31, 2019	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$478,337	Market Comparables	Market Yield (%)	7.5% – 27.0%	13.8%
			EBITDA Multiples (x)	3.6x – 4.6x	4.1x
	63,646	Discounted Cash Flow	Discount Rate (%)	18.5% – 23.5%	21.0%
	27,795	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans – Second Lien	533,234	Market Comparables	Market Yield (%)	8.5% – 19.1%	13.7%
			EBITDA Multiples (x)	3.6x – 4.6x	4.1x
Senior Secured Bonds	437,761	Market Comparables	Market Yield (%)	7.9% – 12.1%	10.1%
Unsecured Debt	121,300	Market Comparables	Market Yield (%)	10.2% – 12.5%	10.6%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	28,000	Other(2)	Other	N/A	N/A
Preferred Equity	13,187	Market Comparables	EBITDA Multiples (x)	6.8x – 8.8x	8.4x
	708,307	Discounted Cash Flow	Discount Rate (%)	9.3% – 19.0%	13.8%
	348	Other(2)	Other(2)	N/A	N/A
Equity/Other	144,465	Market Comparables	EBITDA Multiples (x)	3.5x – 10.3x	4.6x
			Production Multiples (Mboe/d)	$20,000.0 – $37,500.0	$28,364.1
			Proved Reserves Multiples (Mmboe)	$2.8 – $12.0	$7.2
			Production Multiples (MMcfe/d)	$3,050.0 – $3,550.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.8x – 0.9x	0.9x
			PV-10 Multiples (x)	0.5x – 1.2x	0.8x
	1,354	Discounted Cash Flow	Discount Rate (%)	14.5% – 20.5%	17.5%
	9,371	Option Valuation Model	Volatility (%)	24.0% – 37.5%	30.7%
	12,080	Other(2)	Other(2)	N/A	N/A
Total	$2,579,185

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$726,328	Market Comparables	Market Yield (%)	9.3% – 17.5%	11.6%
			EBITDA Multiples (x)	5.5x – 8.0x	6.1x
			Proved Reserves Multiples (Mmboe)	$5.7 – $7.3	$6.5
			PV-10 Multiples (x)	0.5x – 0.5x	0.5x
	34,797	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans – Second Lien	519,478	Market Comparables	Market Yield (%)	8.9% – 13.8%	10.9%
	7,283	Discounted Cash Flow	Discount Rate (%)	10.0% – 11.0%	10.5%
	12,411	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	456,575	Market Comparables	Market Yield (%)	9.4% – 13.6%	10.0%
Unsecured Debt	55,906	Market Comparables	Market Yield (%)	11.0% – 15.3%	13.2%
			PV-10 Multiples (x)	0.9x – 1.1x	1.0x
Preferred Equity	383,625	Market Comparables	Market Yield (%)	10.0% – 18.8%	10.5%
			EBITDA Multiples (x)	7.5x – 12.0x	10.8x
			Proved Reserves Multiples (Mmboe)	$6.7 – $6.7	$6.7
	108,018	Discounted Cash Flow	Discount Rate (%)	14.0% – 18.0%	15.8%
	6,524	Other(2)	Other(2)	N/A	N/A
Equity/Other	220,605	Market Comparables	EBITDA Multiples (x)	0.2x – 9.0x	6.5x
			Production Multiples (Mboe/d)	$25,000.0 – $38,750.0	$29,476.4
			Proved Reserves Multiples (Mmboe)	$3.5 – $13.8	$6.7
			Production Multiples (MMcfe/d)	$4,100.0 – $4,600.0	$4,350.0
			Proved Reserves Multiples (Bcfe)	1.2x – 1.3x	1.2x
			PV-10 Multiples (x)	0.5x – 2.3x	1.2x
			Capacity Multiple $(/kW)	$1,875.0 – $2,125.0	$2,000.0
	5,294	Discounted Cash Flow	Discount Rate (%)	11.8% – 31.0%	13.5%
	890	Option Valuation Model	Volatility (%)	26.0% – 34.0%	30.0%
	11,696	Other(2)	Other(2)	N/A	N/A
Total	$2,549,430

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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of December 31, 2019 and 2018:
	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.20%	$425,000	$50,000	December 2, 2022
JPMorgan Facility	Revolving/Term	L+2.75%	311,667	383,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,236,667	$433,333

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.72%	$425,000	$—	September 15, 2019
JPMorgan Facility	Revolving/Term	L+2.75%	206,667	413,333	February 16, 2023
Senior Secured Notes(2)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,131,667	$413,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
As of December 31, 2019 and 2018, the fair value of the Senior Secured Notes was approximately $507,500 and $480,702, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
For the years ended December 31, 2019, 2018 and 2017 the components of total interest expense for the Company’s financing arrangements were as follows:
	Year Ended December 31,
	2019			2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Facility	$26,343	$481	$26,824	$25,359	$587	$25,946	$14,251	$412	$14,663
JPMorgan Facility	18,398	1,591	19,989	4,686	543	5,229	—	—	—
Senior Secured Notes	37,500	4,051	41,551	14,063	1,483	15,546	—	—	—
Barclays Credit Facility	—	—	—	236	196	432	460	58	518
BNP Facility	—	—	—	5,016	—	5,016	6,696	—	6,696
Deutsche Bank Credit Facility	—	—	—	6,378	524	6,902	9,111	1,153	10,264
Fortress Facility	—	—	—	6,726	884	7,610	9,494	273	9,767
Goldman Repurchase Financing	—	—	—	—	—	—	4,305	91	4,396
Natixis Credit Facility	—	—	—	—	—	—	750	342	1,092
Wells Fargo Credit Facility	—	—	—	—	—	—	530	1,360	1,890
Total	$82,241	$6,123	$88,364	$62,464	$4,217	$66,681	$45,597	$3,689	$49,286

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

For the years ended December 31, 2019, 2018 and 2017 the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:
For the Years Ended December 31,	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)
2017	$43,892	$1,055,139	4.24%	4.32%
2018	$52,269	$1,063,699	6.81%	5.87%
2019	$81,902	$1,259,900	6.05%	6.53%

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

(1)
Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2019 and 2018.
Goldman Facility
On April 19, 2017, Gladwyne Funding, LLC, or Gladwyne Funding, the Company’s wholly-owned, special-purpose financing subsidiary, entered into a Credit Agreement with Goldman Sachs Bank U.S.A., or Goldman, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator, as amended, or the Goldman Facility. Under the Goldman Facility, as amended, Gladwyne Funding has borrowed $425,000 of term loans out of a maximum facility amount of  $475,000. The Goldman Facility also includes an accordion option to increase the maximum facility amount up to $650,000, subject to certain specified conditions. The interest rate on borrowings under the Goldman Facility is three-month LIBOR plus 320 basis points per annum. Gladwyne Funding will pay unused fees quarterly in arrears in an amount equal to the spread over LIBOR (320 basis points per annum) on the daily undrawn portion of  (i) prior to March 2, 2020, 75% of the maximum facility amount, and (ii) on and after March 2, 2020, the maximum facility amount. The Goldman Facility will mature, and all outstanding principal and accrued and unpaid interest thereunder, will be due and payable, on December 2, 2022.
Gladwyne Funding’s obligations to Goldman under the Goldman Facility are secured by a first priority security interest in substantially all of the assets of Gladwyne Funding, including its portfolio of assets. The Company has provided a limited guarantee of Gladwyne Funding’s obligations under the Goldman Facility, triggered only upon the occurrence of certain events, including willful bad acts by the Company or Gladwyne Funding. Otherwise, the obligations of Gladwyne Funding under the Goldman Facility are non-recourse to the Company, and the Company’s exposure under the Goldman Facility is limited to the value of the Company’s investment in Gladwyne Funding.
If, prior to June 2, 2022, the Goldman Facility is accelerated due to an event of default or all or a portion of the committed maximum facility amount are voluntarily reduced by Gladwyne Funding, then Gladwyne Funding must pay to Goldman a fee equal to the present value of the aggregate amount of the spread over LIBOR (320 basis points per annum) that would have been payable to Goldman on the subject borrowings through the facility’s maturity date had the acceleration or voluntary commitment facility amount reduction not occurred.
Pursuant to the Goldman Facility, Gladwyne Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman Facility contains events of default and termination events customary for similar financing transactions.
The Company incurred costs in connection with obtaining the Goldman Facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman Facility. As of December 31, 2019, $761 of such deferred financing costs had yet to be amortized to interest expense.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
JPMorgan Facility
On August 16, 2018, the Company entered into that certain Senior Secured Credit Agreement, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, or the JPMorgan Facility. The JPMorgan Facility, as amended, provides for borrowings in an aggregate amount of up to $695,000, consisting of (i) up to $463,334 of revolving loans available in U.S. dollars and certain agreed upon foreign currencies and (ii) $231,667 of term loans in U.S. dollars. The JPMorgan Facility provides for a revolving period through February 16, 2022, during which the Company is permitted to borrow, repay and re-borrow the revolving loans. Obligations under the JPMorgan Facility mature on February 16, 2023.
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
The Company incurred costs in connection with obtaining the JPMorgan Facility, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
over the life of the facility. As of December 31, 2019, $5,609 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining the Notes, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Notes. As of December 31, 2019, $7,344 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the Notes, the Company has charged a discount against the carrying amount of such notes. As of December 31, 2019, $7,343 of such discount had yet to be amortized to interest expense.
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
Fortress Facility
On August 16, 2018, in connection with the Company entering into the JPMorgan Facility and issuing the Notes, Foxfields Funding, LLC, or Foxfields Funding, the Company’s wholly-owned subsidiary, repaid and terminated the senior secured multiple draw term loan facility, or the Fortress Facility, which Foxfields Funding originally entered into on November 6, 2015, with Fortress as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. The Fortress Facility provided for borrowings in an aggregate principal amount up to $155,000 on a committed basis. Prior to the termination of the Fortress Facility, borrowings accrued interest at a rate equal to (i) for loans bearing interest by reference to LIBOR, LIBOR (subject to a floor of 75 basis points) plus 500 basis points per annum, and (ii) for loans bearing interest by reference to the base rate, 400 basis points per annum plus the greater of: (a) the per annum rate of interest announced, from time to time, within Wells Fargo Bank, National Association, or Wells Fargo, at its principal office in San Francisco as its “prime rate,” and (b) 175 basis points per annum.
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
Natixis Credit Facility
On August 2, 2017, Energy Funding LLC, or Energy Funding, the Company’s wholly-owned, special-purpose financing subsidiary, repaid and terminated the revolving credit facility, or the Natixis Credit Facility, which Energy Funding originally entered into on July 11, 2015 with Natixis, New York Branch, or Natixis, as administrative agent and lender, Wells Fargo, as collateral agent and custodian, and the other lenders from time to time party thereto. The Natixis Credit Facility provided for revolving borrowings through January 11, 2015 in an aggregate principal amount up to $150,000 on a committed basis. Prior to its termination, borrowings under the Natixis Credit Facility accrued interest at a rate equal to the applicable commercial paper rate plus 225 basis points per annum.
Wells Fargo Credit Facility
On July 27, 2017 and July 28, 2017, Wayne Funding LLC, or Wayne Funding, the Company’s wholly-owned, special purpose financing subsidiary, repaid and terminated, respectively, the revolving credit facility, or the Wells Fargo Credit Facility, which Wayne Funding originally entered into on September 9, 2014 with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo, as the collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount up to $60,000 on a committed basis. Prior to the termination of the Wells Fargo Credit Facility, borrowings accrued interest at a rate equal to three-month LIBOR plus a spread ranging between 250 and 275 basis points per annum, depending on the composition of the portfolio of assets for the relevant period.
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
Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Senior Securities Asset Coverage (Continued)
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit (Exclude Bank Loans)(3)
2015	$1,040,494	3.32	—	N/A
2016	$873,665	4.83	—	N/A
2017	$1,220,000	3.43	—	N/A
2018	$1,131,667	3.34	—	N/A
2019	$1,236,667	2.92	—	N/A

(1)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(2)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(3)
Not applicable because senior securities are not registered for public trading on an exchange.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.
	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:(1)
Net asset value, beginning of year	$6.01	$6.65	$7.61	$6.50	$8.57
Results of operations(2)
Net investment income	0.46	0.42	0.65	0.57	0.67
Net realized and unrealized appreciation (depreciation) on investments, swaps and gain/loss on foreign currency	(0.54)	(0.56)	(0.90)	1.25	(2.18)
Net increase (decrease) in net assets resulting from operations	(0.08)	(0.14)	(0.25)	1.82	(1.51)
Shareholder distributions(3)
Distributions from net investment income	(0.50)	(0.50)	(0.71)	(0.67)	(0.67)
Distributions from net realized gain on investments	—	—	—	—	(0.04)
Distributions representing return of capital	—	—	(0.00)	(0.04)	—
Net decrease in net assets resulting from shareholder distributions	(0.50)	(0.50)	(0.71)	(0.71)	(0.71)
Capital share transactions
Issuance of common shares(4)	—	—	—	—	0.18
Repurchases of common shares(5)	—	—	—	—	—
Offering costs(2)	—	—	—	—	(0.03)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	—	0.15
Net asset value, end of year	$5.43	$6.01	$6.65	$7.61	$6.50
Shares outstanding, end of year	438,477,007	440,451,167	446,045,135	440,162,095	372,210,264
Total return(6)	(1.83)%	(2.49)%	(3.65)%	29.53%	(17.34)%
Total return (without assuming reinvestment of distributions)(6)	(1.33)%	(2.11)%	(3.29)%	28.00%	(15.87)%
Ratio/Supplemental Data:
Net assets, end of year	$2,379,605	$2,648,186	$2,966,042	$3,348,894	$2,417,861
Ratio of net investment income to average net assets(7)	7.76%	6.40%	8.82%	8.19%	8.31%
Ratio of total expenses to average net assets(7)	6.54%	5.19%	4.94%	4.88%	5.55%
Portfolio turnover	32.88%	51.25%	34.08%	35.85%	22.70%
Total amount of senior securities outstanding, exclusive of treasury securities(8)	$1,236,667	$1,131,667	$1,220,000	$873,665	$1,040,494
Asset coverage per unit(9)	2.92	3.34	3.43	4.83	3.32

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
(7)
Weighted average net assets during the applicable years are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Ratio of subordinated income incentive fees to average net assets	—	—	0.32%	0.20%	1.13%
Ratio of interest expense to average net assets	3.40%	2.30%	1.52%	1.31%	1.12%
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

Note 13. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$94,919	$96,474	$86,104	$88,413
Operating expenses
Total expenses	42,848	44,280	41,356	41,634
Less: Management fee offset	(1,473)	(3,158)	(1,161)	(200)
Net expenses	41,375	41,122	40,195	41,434
Net investment income	53,544	55,352	45,909	46,979
Realized and unrealized gain (loss)	(140,097)	(149,121)	(10,565)	60,876
Net increase (decrease) in net assets resulting from operations	$(86,553)	$(93,769)	$35,344	$107,855
Per share information – basic and diluted
Net investment income	$0.12	$0.13	$0.10	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.20)	$(0.21)	$0.08	$0.25
Weighted average shares outstanding	436,460,589	437,324,544	437,249,452	437,647,716

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited) (Continued)
	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$85,592	$80,341	$78,072	$89,973
Operating expenses
Total expenses	41,276	39,015	34,155	35,585
Less: Management fee offset	(1,276)	—	—	—
Net expenses	40,000	39,015	34,155	35,585
Net investment income	45,592	41,326	43,917	54,388
Realized and unrealized gain (loss)	(240,943)	45,969	43,004	(93,595)
Net increase (decrease) in net assets resulting from operations	$(195,351)	$87,295	$86,921	$(39,207)
Per share information – basic and diluted
Net investment income	$0.10	$0.09	$0.10	$0.13
Net increase (decrease) in net assets resulting from operations	$(0.45)	$0.20	$0.20	$(0.09)
Weighted average shares outstanding	438,199,742	438,931,809	439,286,145	439,924,494
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2019 and 2018. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
Note 14. Subsequent Events
Recent Market Events
Recent market events such as the global outbreak of COVID-19 (more commonly known as the Coronavirus) and the ongoing failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production have impacted the financial markets and significantly disrupted U.S. and global economies, including energy markets. The price of oil has also been severely impacted. Economists and major investment banks have expressed concern that these events could lead to a world-wide economic downturn and its economic impact is uncertain.
These events have challenged the viability of some of the Company’s portfolio companies and the Company expects that if current market conditions, including the depressed price of oil, persist, some of the Company’s portfolio companies will continue to face significant challenges, including potential insolvency, in the future. Therefore, if current market conditions persist or worsen, the operations, business, financial condition and results of operations of some of the Company’s portfolio companies are likely to be further materially adversely affected in the future. In addition, any restructuring or default by the Company’s portfolio companies is likely to have an impact on the level of income and principal recovery received by the Company from such portfolio companies.
Credit Facilities
The Company has also been, and may continue to be, directly impacted by these events, specifically as a result of the impact of the devaluation of the Company’s portfolio companies on its financing arrangements. See Note 9 for a discussion of the Company’s credit facilities and other financing arrangements. Depressed mark-to-market valuations of many of the Company’s portfolio companies have materially reduced the value of collateral available to secure the Company’s financing arrangements, and consequently have adversely

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 14. Subsequent Events (Continued)
impacted the Company’s liquidity and may continue to do so in the future. In particular, the Company has needed to sell certain investments to satisfy its margin obligations under the Goldman Facility. As a result, the Company received significantly less for these investments than the value at which the Company had such investments recorded as of December 31, 2019. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants.
Goldman Facility.   On April 1, 2020, Gladwyne Funding, the Company, Goldman and Wells Fargo entered into a letter agreement, or the Goldman Letter Agreement, in respect of  (i) the Goldman Facility and (ii) that certain Non-Recourse Carveout Guaranty Agreement, dated as of December 2, 2019, or the Limited Guaranty, by the Company and in favor of Goldman and Wells Fargo, as collateral agent. The Goldman Letter Agreement provides that through July 1, 2020, or the Standstill Period, certain provisions of the Goldman Facility, the Limited Guaranty and the related transaction documents shall not be operative and none of Goldman, Wells Fargo or any of the lenders party to the Goldman Facility shall exercise any remedies in connection with such provisions. In addition, the Goldman Letter Agreement provides for certain amendments to the Goldman Facility, including a suspension of all financial covenants during the Standstill Period. Pursuant to the Goldman Letter Agreement, the interest rate under the Goldman Facility has increased to LIBOR plus 750 basis points per annum (from LIBOR plus 320 basis points per annum) during the Standstill Period before decreasing to LIBOR plus 520 basis points per annum when the Standstill Period ends. In connection with the execution of the Goldman Letter Agreement, Gladwyne Funding prepaid $205,000 under the Goldman Facility and agreed to prepay an additional $20,000 after closing using cash proceeds from asset sales, principal proceeds and interest proceeds.
One of the purposes of the Goldman Letter Agreement is to allow the parties thereto to discuss proposals for addressing various credit matters, with a view to possibly entering into further modifications to the Goldman Facility and the Limited Guaranty. The Company is currently engaged in discussions with respect to such credit matters; however, there can be no assurance that the Company will reach any agreement with respect to those matters by the end of the Standstill Period, if at all.
Gladwyne Funding incurred certain customary costs and expenses in connection with the closing of the Goldman Letter Agreement.
JPMorgan Facility.   On April 8, 2020, the Company entered into Amendment No. 1 and Waiver, or the JPMorgan Amendment, to the JPMorgan Facility. The JPMorgan Amendment reduces revolving loan commitments under the JPMorgan Facility to $185,000, which amount is equal to the amount of currently outstanding revolving loans under the JPMorgan Facility. Upon the occurrence of certain events and subject to certain specified thresholds, the JPMorgan Amendment would require the Company to make certain prepayments of outstanding loans and additional reductions of the revolving commitments. The JPMorgan Amendment also reduces the minimum shareholders’ equity the Company is required to maintain as of the end of each fiscal quarter, to $900,000 for the fiscal quarters ending in March, June and September of 2020 and $1,150,000 for each fiscal quarter thereafter. Additionally, the JPMorgan Amendment restricts the ability of the Company to make most discretionary cash dividends and distributions and other restricted payments.
The Company incurred certain customary fees, costs and expenses in connection with the closing of the JPMorgan Amendment.
If current market conditions persist or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. While the

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 14. Subsequent Events (Continued)
Company currently has sufficient assets to cover its outstanding obligations and currently is not in breach of any of its financing arrangements, continuation or worsening of the current market environment may lead to covenant violations in the future and adversely impact the Company’s ability to meet these obligations in the future.
Tender Offer and Distributions
In light of such difficult market conditions and in an effort to preserve liquidity in the Company, the Company’s board of trustees determined to terminate the Company’s previously announced quarterly tender offer pursuant to its share repurchase program, or Tender Offer, to purchase a portion of its issued and outstanding common shares. The Tender Offer was made pursuant to the Tender Offer Statement on Schedule TO that the Company originally filed with the SEC on February 24, 2020. As a result of this termination, no common shares will be purchased in the Tender Offer and all common shares previously tendered and not withdrawn will be promptly returned to tendering holders. The Company’s board of trustees also determined to suspend for an indefinite period of time the Company’s share repurchase program and will reassess the Company’s ability to recommence such program in future periods.
Moreover, the Company’s board of trustees has not declared regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and the Company’s board of trustees expect that future cash distributions to shareholders will be suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial operations of the Company support the resumption of such distributions. There can be no assurance that the Company will be able to pay distributions in the future.
Net Asset Value
Effective March 31, 2020, the Company decreased the price at which it issues shares under its distribution reinvestment plan from $5.40 per share to $3.70 per share, or NAV Per Share. The purpose of this decrease was to ensure that the Company did not issue shares under the distribution reinvestment plan at a price per share that was more than 2.5% greater than the net asset value per share on March 31, 2020.
The NAV Per Share reflected a significant reduction in net asset value as of March 31, 2020 as compared to the Company’s net asset value as of December 31, 2019. This reduction resulted primarily from decreases in the estimated fair value of some of the Company’s portfolio company investments due to, among other things, the adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and the ongoing failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production.
The Company has not completed its financial closing procedures for the three months ended March 31, 2020. The actual net asset value as of March 31, 2020 may differ from the NAV Per Share as a result of the completion of its financial closing procedures, final adjustments and other developments arising between now and the time that the Company’s financial results for the three months ended March 31, 2020 are finalized. The NAV Per Share was prepared by the Company’s management.

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Changes in Internal Control Over Financial Reporting
During our fourth quarter of 2019, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Trustees
Information regarding the Board is set forth below. We have divided the trustees into two groups- Interested Trustees and Independent Trustees. The address for each trustee is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
Name	Age	Trustee Since	Expiration of Term
Interested Trustees(1)
Michael C. Forman	59	2010	2020
R. Blair Thomas	57	2019	2020
Independent Trustees
Sidney R. Brown	62	2011	2020
Stephen T. Burdumy	62	2018	2020
Gregory P. Chandler	53	2010	2020
Richard I. Goldstein	59	2011	2020
Kathleen A. McGinty	56	2020	2020
Charles P. Pizzi	69	2012	2020
Pedro A. Ramos	55	2018	2020

(1)
“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Thomas are each an “interested person” because of their affiliation with FS/EIG Advisor.

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
R. Blair Thomas is the chief executive officer of EIG, as well as chairman of the investment committee and executive committee of EIG. Mr. Thomas is also a member of the board of directors and the investment committee of FS/EIG Advisor. EIG was formerly part of Trust Company of the West, where Mr. Thomas was a Group Managing Director and a member of the Board of Directors of TCW Asset Management Company. Prior to joining EIG in 1998, Mr. Thomas was a senior investment officer with the Inter-American Development Bank and a project finance attorney at the law firm of Brown & Wood in New York. Mr. Thomas also served on the White House staff of President George H. W. Bush as an advisor on energy and budget policy. Mr. Thomas received a B.A. from the University of Virginia, a J.D. from New York Law School and an L.L.M. from Georgetown University Law Center. Mr. Thomas is also the chairman of the board of directors of Harbour Energy Ltd. and Prumo Logistica S.A. and is a member of the board of directors of Chrysaor Holdings Ltd.
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
Stephen T. Burdumy is the executive vice president, chief operating officer, chief financial officer and chief legal officer of Transformative Pharmaceutical Solutions, and has also served as of counsel at the law firm of Faegre Drinker Biddle & Reath LLP (“Drinker Biddle”) since April 2016. From 2002 to April 2016, Mr. Burdumy served as a partner at Drinker Biddle. Prior to joining Drinker Biddle, Mr. Burdumy was an attorney at Klehr Harrison Harvey Branzburg LLP (“Klehr Harrison”) from 1982 to 2002, including as a partner from 1988 to 2002. Mr. Burdumy was a member of the board of directors of the Philadelphia Alliance for Capital and Technologies from June 2010 to July 2012. Mr. Burdumy received a B.S.F.S. in International Economics with a concentration in International Finance and Commerce, cum laude, from Georgetown University, and a J.D. from the University of San Francisco Law School. Mr. Burdumy has served as a member of the board and as an executive of various companies. In addition, his legal knowledge and background has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Gregory P. Chandler currently serves as Chief Financial Officer and Chief Operating Officer of Avocado Systems, Inc., a cyber security software provider, and has served in such capacity since March 2020. Previously, he served as Chief Financial Officer of Emtec, Inc., a global information technology services provider, starting in May 2009. He was also a member of Emtec Inc.’s board of directors from 2005 through 2009 where he served as chairman of the audit committee. He presently serves as a director and chairman of the audit committee of the RBB Funds and the Wilmington Funds and previously served as a director of FS Investment Corporation. Prior to his tenure as CFO of Emtec, he served as managing director, Investment Banking, at Janney Montgomery Scott LLC from 1999 to 2009. From 1995 to 1999, he was with PricewaterhouseCoopers (PwC) and its predecessor Coopers and Lybrand where he assisted companies in the Office of the CFO Practice and also worked as a certified public accountant. During his tenure at PwC, Gregory spent the majority of his time in the Investment Company practice. Additionally, he held the position of logistics officer with the United States Army for four years. Gregory holds a master’s degree in Business Administration from Harvard Business School and earned a Bachelor of Science in Engineering from the United States Military Academy at West Point. He is also a Certified Public Accountant (inactive).
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
Kathleen A. McGinty is vice president of global government relations and regulatory affairs for Johnson Controls, a leading energy efficiency and buildings technology company. Prior to joining Johnson Controls, she served as Chair of the Pennsylvania Energy Development Authority from 2004 to 2008 and Pennsylvania Secretary of Environmental Protection from 2003 to 2008. Prior to this she was Chair of the White House Council on Environmental Quality and Deputy Assistant to the President from 1993 to 1998. Ms. McGinty has also served as an operating partner with a private equity fund, where she helped build successful growth strategies for mid-stage clean energy, water and efficiency companies, as well as served as a director of publicly traded and privately held businesses in the energy sector. Currently, Ms. McGinty serves on the boards of the Scott Institute for Energy Innovation at Carnegie Mellon University, the Energy Futures Initiative, the Alliance to Save Energy, the Keystone Policy Center, the American Council on Renewable Energy, and the Delaware River Port Authority. Ms. McGinty received a B.S. in chemistry from St. Joseph’s University and J.D. from Columbia University. She has also received honorary doctorates from Muhlenberg University, Dickinson College, and Clarion State University.
Charlie P. Pizzi is the retired president, director and chief executive officer of Tasty Baking Company, manufacturer of Tastykake branded snack cakes. He served in these positions from 2002 to May 2011. Prior to leading Tasty Baking Company, Charlie served as president and chief executive officer of the Greater Philadelphia Chamber of Commerce, vice-chairman of the American Chamber of Commerce Executives, and chairman of the Metro Council of Presidents. He also serves on the boards of trustees of FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV and FS Global Credit Opportunities Fund—T2, and has served in such role since each fund’s inception in January 2013, January 2013, March 2016, March 2016 and April 2017, respectively. Charlie is a member of FS Global Credit Opportunities Fund’s valuation and audit committees and has presided in such roles since June 2013. His career also includes work with the transition teams for Pennsylvania Governor Tom Ridge and Philadelphia Mayor Ed Rendell. Charlie has also served as commerce director for the City of Philadelphia. He has been a trustee of Brandywine Realty Trust since 1996, serving on the audit and compensation committees, a director of Allied Security Holdings LLC since August 2011, a director of PHH Corporation since January 2012, a director of Independence Blue Cross since 1991, serving on the compensation committee, and a director of Drexel University since 1991. He was a director of the Federal Reserve Bank of Philadelphia from 2006 to December 2011, serving as chairman from January 2010 to December 2011. He also previously served as a director of the Philadelphia Stock Exchange from 1998 until it was acquired by NASDAQ in July 2008 and on the board of governors of NASDAQ OMX PHLX, Inc. from August 2008 to March 2009. Charlie earned a master’s degree from the University of Pennsylvania and a bachelor’s degree from LaSalle University.

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
Executive Officers
The following persons currently serve as our executive officers in the following capacities:
Name	Age	Positions Held
Michael C. Forman	59	Chief Executive Officer
Eric Long	50	President
Edward T. Gallivan, Jr.	57	Chief Financial Officer and Treasurer
Sean Coleman	50	Chief Investment Officer
Stephen S. Sypherd	43	General Counsel and Secretary
James F. Volk	57	Chief Compliance Officer
The address for each executive officer is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.
Executive Officers Who are Not Trustees
Eric Long has served as our president since September 2019 and as the president of FS/EIG Advisor since June 2019. Mr. Long is a Managing Director of EIG, where he is the portfolio manager for the Company. He is also a member of the investment committee of FS/EIG Advisor. Prior to joining EIG in 2014, Mr. Long was a senior investment banker with Goldman Sachs. During his tenure, Mr. Long advised companies on a broad range of transactions including mergers, acquisitions, divestitures, debt and equity financings and other corporate finance functions. Prior to joining Goldman Sachs, Mr. Long was a Director in the Transaction Services Group of PricewaterhouseCoopers, where he managed a team of transaction professionals and supervised valuation and financial due diligence efforts in the energy sector. Mr. Long is a Chartered Financial Analyst (CFA). He holds a B.A. from the University of Vermont and an M.B.A. from the Wharton School at the University of Pennsylvania.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s trustees and executive officers, and any persons holding more than 10% of the Company’s common shares of beneficial interest (“Shares”), are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s trustees and officers, the Company believes that during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to such persons were timely filed with the exception of a late Form 3 filing for R. Blair Thomas upon his appointment as a trustee and a late Form 3 filing for Eric Long upon his appointment as an executive officer, each due to administrative errors.
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
Annual Committee Chair Retainers
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
The table below sets forth the compensation received by each of the Company’s trustees for service during the fiscal year ended December 31, 2019:
Name	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
Sidney R. Brown	$110,500	$110,500
Stephen T. Burdumy	$110,000	$110,000
Gregory P. Chandler	$138,000	$138,000
Michael C. Forman	$—	$—
Richard I. Goldstein	$159,000	$159,000
Kathleen A. McGinty(1)	$—	$—
Charles P. Pizzi	$127,125	$127,125
Pedro A. Ramos	$117,000	$117,000
William C. Sonneborn(2)	$—	$—
R. Blair Thomas(3)	$—	$—

(1)
Ms. McGinty joined the board in March 2020 and has not yet received fees from the Company.

(2)
Mr. Sonneborn resigned from the board effective as of June 7, 2019 and did not receive fees from the Company.

(3)
Mr. Thomas joined the board in September 2019 and does not receive fees from the Company.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of March 9, 2020, the beneficial ownership of the trustees, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and trustees as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of March 9, 2020.
	Shares Beneficially Owned as of March 9, 2020
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	446,068	*
R. Blair Thomas	—	*
Independent Trustees:
Sidney R. Brown(4)	64,870	*
Stephen T. Burdumy	—	*
Gregory P. Chandler(5)	27,576	*
Richard I. Goldstein	43,993	*
Kathleen A. McGinty	—	*
Charles P. Pizzi	22,004	*
Pedro A. Ramos	—	*
Executive Officers:
Sean Coleman	7,994	*
Eric Long	—	*
Edward T. Gallivan, Jr.	5,096	*
Stephen S. Sypherd(6)	7,920	*
James F. Volk	2,071	*
All Trustees and Executive Officers as a group (14 persons)	627,592	*

*
Less than one percent.

(1)
The address of each of the beneficial owners set forth above is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)
Based on a total of 435,726,512 Shares issued and outstanding on March 9, 2020.

(3)
Includes 270,905 Shares held through MCFDA SCV LLC, 10,617 Shares held for the benefit of minor children in trust and 164,546 Shares held by FSH Seed Capital Vehicle I LLC.

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
The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the years ended December 31, 2019 and 2018:
			Year Ended December 31,
Related Party	Source Agreement	Description	2019	2018
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$62,534	$68,799
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$4,760	$3,717

(1)
During the years ended December 31, 2019 and 2018, $63,358 and $68,282, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $0 and $5,945, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “—Expense Reimbursement” below). The base management fee amount shown in the table above for the years ended December 31, 2019 and 2018 is shown net of  $5,992 and $1,276, respectively, in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of December 31, 2019, $15,582 in base management fees were payable to FS/EIG Advisor.

(2)
During the years ended December 31, 2019 and 2018, $2,914 and $3,173, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and/or FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,662 and $3,580, respectively, in administrative services expenses to FS Advisor and/or FS/EIG Advisor, or its affiliates, during the years ended December 31, 2019 and 2018.

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
During the years ended December 31, 2019 and 2018, the Company did not accrue any expense reimbursements from FS Investments. During the year ended December 31, 2017, the Company accrued $31,260 for expense reimbursements that FS Investments had agreed to pay, including an offset against management fees and subordinated income incentive fees payable by the Company to FS Advisor. As of December 31, 2019 and 2018, the Company had no reimbursements due from FS Investments. As of December 31, 2017, the Company had $5,945 of reimbursements due from FS Investments, which the Company offset against management fees payable by the Company to FS Advisor.
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
For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. During the year ended December 31, 2019, FS/EIG Advisor did not defer the receipt of any base management fees under the FS/EIG investment advisory agreement. As of December 31, 2019, there were no deferred base management fees subject to future payment by the Company.
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
The Board is currently comprised of nine trustees, seven of whom are Independent Trustees. The Board has determined that the following trustees are Independent Trustees: Ms. McGinty, as well as Messrs. Brown, Burdumy, Chandler, Goldstein, Pizzi and Ramos. Based upon information requested from each trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustee nominees has, or within the last two years had, a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any Board committee or as a shareholder.
Item 14.
Principal Accountant Fees and Services.

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by RSM US LLP for professional services performed for the Company’s fiscal years ended December 31, 2019 and 2018:
Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2019	$450,625	—	—	—
2018	$399,700	$45,215	—	—

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

Pre-Approval Policies and Procedures
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for FS/EIG Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2019 and 2018 were pre-approved by the Audit Committee.

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
The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)
4.1	Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.3	Amendment No. 1 dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 14, 2012.)
10.4	Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.6	Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.7	Amended and Restated Credit Agreement, dated as of June 11, 2014, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 17, 2014.)
10.8	First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2015.)
10.9	Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2016, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 16, 2016.)
10.10	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 14, 2017.)
10.11	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2018, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2018.)
10.12	Asset Contribution Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.13	Investment Management Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.14	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.15	Termination and Release Acknowledgment, dated as of May 11, 2012, by Citibank N.A. in favor of FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.15 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on May 15, 2012.)

10.16	Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 31, 2013.)
10.17	Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.18	Account Control Agreement, dated as of May 24, 2013, by and among EP Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.19	Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.20	Investment Management Agreement, dated as of May 24, 2013, by and between FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.21	Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Natixis, New York Branch, Wells Fargo Bank, National Association and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.22	Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.23	Collateral Management Agreement, dated as of July 11, 2013, by and between FS Energy and Power Fund and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.24	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund’s Current report on Form 8-K filed on May 17, 2013.)
10.25	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.24 to FS Energy and Power Fund’s Form 10-Q filed on May 14, 2018.)
10.26	Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.27	First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 21, 2014.)
10.28	Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.29	U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)

10.30	First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.31	Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.32	Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.33	Loan and Servicing Agreement, dated as of September 9, 2014, among Wayne Funding LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.34	First Amendment to the Loan and Servicing Agreement, dated as of October 13, 2016, among Wayne Funding LLC, as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, Wells Fargo Bank, National Association, as institutional lender, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 14, 2016.)
10.35	Purchase and Sale Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC, as purchaser, and FS Energy and Power Fund, as seller. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.36	Collateral Management Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC and FS Energy and Power Fund, as collateral manager. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.37	Securities Account Control Agreement, dated as of September 9, 2014, by and among Wayne Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.38	Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.39	Indenture, dated as of September 11, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.40	First Supplemental Indenture, dated as of December 15, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)
10.41	Second Supplemental Indenture, dated as of September 21, 2016, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 22, 2016.)

10.42	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.43	Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016.)
10.44	Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 9, 2016.)
10.45	Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)
10.46	Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.47	Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.48	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.49	Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.50	Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.51	Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.52	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.53	Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.54	First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 1, 2015.)

10.55	Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.56	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.57	Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.58	Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.59	Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.60	Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.61	Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.62	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.63	First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.64	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 25, 2017.)
10.65	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.66	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.67	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

10.68	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.69	First Amendment to Credit Agreement, dated as of September 6, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 10, 2019.)
10.70	Second Amendment to Credit Agreement, dated as of October 15, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2019.)
10.71	Third Amendment to Credit Agreement, dated as of November 14, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 19, 2019.)
10.72	Amended and Restated Credit Agreement, dated as of December 2, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 6, 2019.)
21.1*	Subsidiaries of FS Energy and Power Fund.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
FS ENERGY AND POWER FUND
Date: April 9, 2020	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: April 9, 2020	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: April 9, 2020	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: April 9, 2020	/s/ R. Blair Thomas R. Blair Thomas Trustee
Date: April 9, 2020	/s/ Sidney Brown Sidney Brown Trustee
Date: April 9, 2020	/s/ Stephen T. Burdumy Stephen T. Burdumy Trustee
Date: April 9, 2020	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: April 9, 2020	/s/ Richard Goldstein Richard Goldstein Trustee
Date: April 9, 2020	/s/ Kathleen A. McGinty Kathleen A. McGinty Trustee
Date: April 9, 2020	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: April 9, 2020	/s/ Pedro A. Ramos Pedro A. Ramos Trustee