Form 10-Q
period 2020-03-31
FS Energy & Power Fund
filed 2020-05-13
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 436,755,981 common shares of beneficial interest outstanding as of May 13, 2020.

i

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,945,272 and $3,399,611, respectively)	$2,087,605	$3,108,039
Non-controlled/affiliated investments (amortized cost—$909,778 and $698,631, respectively)	400,835	374,598
Controlled/affiliated investments (amortized cost—$87,728 and $27,464, respectively)	52,581	—
Total investments, at fair value (amortized cost—$3,942,778 and $4,125,706, respectively)	2,541,021	3,482,637
Cash	274,835	149,752
Restricted cash	—	667
Receivable for investments sold and repaid	77,460	729
Swap income receivable	—	395
Unrealized appreciation on swap contracts	—	6,831
Interest receivable	35,340	33,507
Prepaid expenses and other assets	170	266
Total assets	$2,928,826	$3,674,784
Liabilities
Payable for investments purchased	$926	$28,518
Credit facilities payable (net of deferred financing costs of $5,868 and $6,370, respectively)(1)	835,799	730,297
Secured note payable (net of deferred financing costs of $6,956 and $7,344, respectively)(1)	486,206	485,313
Shareholder distributions payable	5,275	10,240
Management fees payable(2)	16,959	15,582
Administrative services expense payable	658	507
Interest payable	10,421	16,567
Unrealized depreciation on swap contracts	—	280
Trustees’ fees payable	199	192
Other accrued expenses and liabilities	4,259	7,683
Total liabilities	1,360,702	1,295,179
Commitments and contingencies ($12,742 and $28,104, respectively)(3)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 436,755,981 and 438,477,007 shares issued and outstanding, respectively	437	438
Capital in excess of par value	3,599,140	3,610,533
Accumulated earnings (deficit)	(2,031,453)	(1,231,366)
Total shareholders’ equity	1,568,124	2,379,605
Total liabilities and shareholders’ equity	$2,928,826	$3,674,784
Net asset value per common share at period end	$3.59	$5.43

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the Company’s management fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$59,285	$77,859
Paid-in-kind interest income	4,167	1,891
Fee income	275	1,513
Dividend income	66	—
From non-controlled/affiliated investments:
Interest income	11,956	6,786
Paid-in-kind interest income	3,032	364
Total investment income	78,781	88,413
Operating expenses
Management fees	15,849	17,048
Administrative services expenses	1,058	793
Share transfer agent fees	650	693
Accounting and administrative fees	251	272
Interest expense(1)	21,056	21,739
Trustees’ fees	199	188
Other general and administrative expenses	1,530	901
Total operating expenses	40,593	41,634
Less: Management fee offset(2)	(450)	(200)
Net expenses	40,143	41,434
Net investment income	38,638	46,979
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(57,503)	(3,312)
Non-controlled/affiliated	—	38
Net realized gain (loss) on swap contracts	20,250	1,531
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(566,095)	59,626
Non-controlled/affiliated	(184,910)	15,298
Controlled/affiliated	(7,683)	—
Net change in unrealized appreciation (depreciation) on swap contracts	(6,551)	(12,306)
Net change in unrealized gain (loss) on foreign currency	(26)	1
Total net realized and unrealized gain (loss)	(802,518)	60,876
Net increase (decrease) in net assets resulting from operations	$(763,880)	$107,855
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(1.75)	$0.25
Weighted average shares outstanding	435,458,944	437,647,716

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)
	Three Months Ended March 31,
	2020	2019
Operations
Net investment income	$38,638	$46,979
Net realized gain (loss) on investments, swap contracts and foreign currency	(37,253)	(1,743)
Net change in unrealized appreciation (depreciation) on investments	(758,688)	74,924
Net change in unrealized appreciation (depreciation) on swap contracts	(6,551)	(12,306)
Net change in unrealized gain (loss) on foreign currency	(26)	1
Net increase (decrease) in net assets resulting from operations	(763,880)	107,855
Shareholder distributions(1)
Distributions to shareholders	(36,207)	(54,616)
Net decrease in net assets resulting from shareholder distributions	(36,207)	(54,616)
Capital share transactions(2)
Reinvestment of shareholder distributions	15,429	26,953
Repurchases of common shares	(26,823)	(30,450)
Net increase (decrease) in net assets resulting from capital share transactions	(11,394)	(3,497)
Total increase (decrease) in net assets	(811,481)	49,742
Net assets at beginning of period	2,379,605	2,648,186
Net assets at end of period	$1,568,124	$2,697,928

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(763,880)	$107,855
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(208,432)	(264,593)
Paid-in-kind interest	(7,199)	(2,255)
Proceeds from sales and repayments of investments	352,174	351,405
Net realized (gain) loss on investments	57,503	3,274
Net change in unrealized (appreciation) depreciation on investments	758,688	(74,924)
Net change in unrealized (appreciation) depreciation on swap contracts	6,551	12,306
Accretion of discount	(11,118)	(4,904)
Amortization of deferred financing costs and discount	1,532	1,536
(Increase) decrease in receivable for investments sold and repaid	(76,731)	12,339
(Increase) decrease in interest receivable	(1,833)	(8,570)
(Increase) decrease in swap income receivable	395	382
(Increase) decrease in prepaid expenses and other assets	96	2,369
Increase (decrease) in payable for investments purchased	(27,592)	(68,013)
Increase (decrease) in management fees payable	1,377	2,081
Increase (decrease) in administrative services expense payable	151	(85)
Increase (decrease) in swap income payable	—	(141)
Increase (decrease) in interest payable(1)	(6,146)	(9,336)
Increase (decrease) in trustees’ fees payable	7	5
Increase (decrease) in other accrued expenses and liabilities	(3,424)	70
Net cash provided by (used in) operating activities	72,119	60,801
Cash flows from financing activities
Repurchases of common shares	(26,823)	(30,450)
Shareholder distributions paid	(25,743)	(27,393)
Borrowings under credit facilities(1)	160,000	150,000
Repayments of credit facilities(1)	(55,000)	(150,000)
Deferred financing costs paid	(137)	(562)
Net cash provided by (used in) financing activities	52,297	(58,405)
Total increase (decrease) in cash	124,416	2,396
Cash at beginning of period	150,419	98,506
Cash at end of period	$274,835	$100,902
Supplemental disclosure
Reinvestment of shareholder distributions	$15,429	$26,953
Non-cash purchase of investments	$—	$(37)
Non-cash sales of investments	$—	$37

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2020 and 2019, the Company paid $25,670 and $29,539, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of March 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—47.1%
AIRRO (Mauritius) Holdings II	(k)(p)(w)	Power	L+695	1.5%	7/24/25	$19,360	$16,708	$14,836
AIRRO (Mauritius) Holdings II	(e)(k)(p)(w)	Power	L+695	1.5%	7/24/25	16,039	16,039	12,291
Allied Wireline Services, LLC	(w)	Service & Equipment	L+950	1.5%	6/30/20	102,718	102,669	59,833
ARB Midstream Operating Company, LLC	(w)	Midstream	L+725	1.0%	11/6/21	3,102	3,094	2,852
Bellatrix Exploration Ltd.	(k)(w)	Upstream	10.0%		5/29/20	2,251	2,251	2,251
Bellatrix Exploration Ltd.	(e)(k)(w)	Upstream	10.0%		5/29/20	3,377	3,377	3,377
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	885	881	872
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	535
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	536
Birch Permian LLC	(h)(w)	Upstream	L+800	1.5%	4/12/23	49,865	49,531	47,750
BL Sand Hills Unit, L.P.	(m)(o)(w)(x)(y)	Upstream	Prime+650	3.5%	12/17/21	19,200	16,674	288
Brazos Delaware II LLC	(h)	Midstream	L+400		5/21/25	63,494	60,315	33,493
Cimarron Energy Inc.	(w)(x)	Service & Equipment	10.0%		6/30/21	7,500	7,500	6,900
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(v)(w)(x)	Upstream	0.0%		12/31/23	100,000	55,452	32,285
CPV Shore Holdings LLC		Power	L+375		12/29/25	1,076	1,066	949
Edgewater Generation LLC		Power	L+375		12/13/25	7,117	6,921	5,863
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	34,295	33,551	24,864
FR BR Holdings LLC	(h)(w)	Midstream	L+650		12/14/23	88,774	84,466	80,518
LMBE-MC Holdco II LLC		Power	L+400	1.0%	12/3/25	1,701	1,682	1,488
Lower Cadence Holdings LLC	(h)	Midstream	L+400		5/22/26	9,937	9,355	6,062
Lucid Energy Group, LLC		Midstream	L+300	1.0%	2/17/25	8,478	7,653	4,910
Lusk Operating LLC	(m)(o)(w)(x)(z)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	4/30/20	29,297	27,464	—
Luxe Drillship Operating, LLC	(w)	Upstream	8.0%		10/30/24	18,571	17,770	14,200
Luxe Drillship Operating, LLC	(e)(w)	Upstream	8.0%		10/30/24	31,429	31,429	24,030
MB Precision Holdings LLC	(f)(w)(x)(y)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	7/23/22	4,610	4,522	4,477
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	35,000	34,869	32,935
MRP CalPeak Holdings, LLC	(h)(w)	Power	L+525	1.5%	1/27/25	8,333	8,333	8,125
MRP CalPeak Holdings, LLC	(e)(w)	Power	L+525	1.5%	1/27/25	6,667	6,667	6,500
MRP West Power Holdings II, LLC	(h)(w)	Power	L+525	1.5%	1/27/25	8,333	8,333	8,125
MRP West Power Holdings II, LLC	(e)(w)	Power	L+525	1.5%	1/27/25	6,667	6,667	6,500
Navitas Midstream Midland Basin LLC	(h)	Midstream	L+450	1.0%	12/13/24	77,697	76,661	46,521
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,700	38,112	23,770
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	40,000	39,944	37,316
Panda Hummel Station LLC	(h)	Power	L+600	1.0%	10/27/22	18,165	17,863	14,396
Panda Stonewall LLC	(h)	Power	L+550	1.0%	11/13/21	33,346	32,913	24,771
Panda Stonewall LLC	(h)	Power	L+550	1.0%	11/13/21	21,317	20,821	15,835
Permian Production Partners LLC	(m)(o)(w)(x)	Upstream	L+600	1.0%	5/18/24	44,498	43,184	13,897
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,855	2,855	1,934
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	1,508
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	10,397	10,397	10,467
Prairie ECI Acquiror LP		Midstream	L+475		3/11/26	5,242	5,127	2,790
Swift Worldwide Resources US Holdings Corp.	(h)(w)	Service & Equipment	9.5%, L+150 PIK (L+150 Max PIK)	2.5%	7/20/21	60,280	60,280	59,903
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Traverse Midstream Partners LLC	(h)	Midstream	L+400	1.0%	9/27/24	$60,121	$60,129	$34,479
Ultra Resources, Inc.		Upstream	L+375, 0.25% PIK (0.25% Max PIK)	1.0%	4/12/24	67,235	57,335	32,889
Warren Resources, Inc.	(f)(h)(w)(y)	Upstream	L+1000, 0.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,577	27,577	25,060
Waterbridge Operating LLC	(f)(h)	Midstream	L+575	1.0%	6/22/26	22,880	22,354	13,270
Total Senior Secured Loans—First Lien							1,144,587	806,451
Unfunded Loan Commitments							(67,975)	(67,975)
Net Senior Secured Loans—First Lien							1,076,612	738,476
Senior Secured Loans—Second Lien—26.1%
Aethon III BR LLC	(w)	Upstream	L+675	1.0%	1/10/25	10,000	9,873	9,669
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	148,150	146,669	142,313
Arena Energy, LP	(m)(o)(w)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	117,911	116,730	77,932
Bellatrix Exploration Ltd.	(k)(m)(o)(w)	Upstream	8.5%		9/11/23	22,511	22,511	17,707
Bellatrix Exploration Ltd.	(k)(m)(o)(w)(x)	Upstream	8.5%		9/11/23	54,108	49,379	—
Chisholm Oil and Gas Operating, LLC	(m)(o)(w)	Upstream	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	199,000	196,000	75,108
Chisholm Energy Holdings, LLC	(w)	Upstream	L+625	1.5%	5/15/26	21,429	21,236	20,147
Chisholm Energy Holdings, LLC	(e)(w)	Upstream	L+625	1.5%	5/15/26	8,571	8,571	8,059
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	10/29/25	41,828	35,488	18,127
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	13,545	13,487	13,078
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,453
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	16,400
Rosehill Operating Company, LLC	(w)	Upstream	10.0%		1/31/23	1,667	1,655	1,667
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,858	17,712
Titan Energy Operating, LLC	(m)(o)(w)(x)(y)	Upstream	L+900	1.0%	2/23/20	137,233	100,902	—
Total Senior Secured Loans—Second Lien							762,864	419,372
Unfunded Loan Commitments							(10,076)	(10,076)
Net Senior Secured Loans—Second Lien							752,788	409,296
Senior Secured Bonds—26.1%
Black Swan Energy Ltd.	(h)(k)(w)	Upstream	9.0%		1/20/24	90,000	90,000	71,100
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,995	1,742
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	42,341	42,150	10,519
FourPoint Energy, LLC	(h)(w)(y)	Upstream	9.0%		12/31/21	235,125	232,276	188,100
Limetree Bay Ventures, LLC	(w)(y)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	22,838	22,838	34,394
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	102,743
Total Senior Secured Bonds							519,259	408,598
Unsecured Debt—14.4%
Ferrellgas, L.P.		Midstream	6.8%		1/15/22	5,000	4,372	4,317
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,188	1,093	1,016
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	7,551	6,945	6,456
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,560	1,435	1,334
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,469	1,351	1,256
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,292	1,188	1,105
Great Western Petroleum, LLC	(w)	Upstream	8.5%		4/15/25	13,636	13,123	10,901
Great Western Petroleum, LLC		Upstream	9.0%		9/30/21	35,830	35,780	23,243
Hammerhead Resources Inc.	(k)(w)	Upstream	9.0%		7/10/22	100,000	98,430	81,750
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Limetree Bay Ventures, LLC	(w)(y)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	$34,711	$34,711	$35,693
Limetree Bay Ventures, LLC	(w)(y)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	8,838	8,838	10,913
Lonestar Resources America Inc.		Upstream	11.3%		1/1/23	32,500	33,246	7,556
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	42,693	40,530	12,746
Tenrgys, LLC	(m)(n)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	26,500
Whiting Petroleum Corp.	(k)	Upstream	5.8%		3/15/21	5,395	5,240	399
Total Unsecured Debt							361,282	225,185
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—40.2%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment				28,942,003	1,447	6,715
Altus Midstream LP, Series A Preferred Units	(h)(j)(w)(x)	Midstream	11.0%		6/28/26	51,946	53,614	48,700
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials				27,856	2,786	—
Great Western Petroleum, LLC, Preferred Equity	(n)(w)(x)	Upstream	15.5%		12/31/27	36,364	43,168	35,924
Limetree Bay Ventures, LLC, Preferred Equity	(m)(o)(w)(x)(y)	Midstream	13.5%		11/27/23	86,739,816	87,027	60,761
Limetree Bay Ventures, LLC, Preferred Equity	(m)(o)(w)(x)(y)	Midstream	13.5%		11/27/23	54,119,947	53,548	—
MB Precision Investment Holdings LLC, Class A Preferred Units	(n)(o)(w)(x)(y)	Industrials				8,952,623	1,880	1,189
NGL Energy Partners, LP, Preferred Equity	(h)(k)(w)(x)	Midstream	14.2%		7/2/27	156,250	159,506	149,048
NuStar, Preferred Equity	(h)(k)(w)(x)	Midstream	12.8%		6/29/28	5,910,165	152,322	165,189
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream				2,536	2,511	761
Segreto Power Holdings, LLC, Preferred Equity	(h)(w)(x)(aa)	Power	13.1%		5/8/25	70,297	85,749	80,476
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream				1,475,531	14,734	—
USA Compression Partners, LP, Preferred Equity	(h)(k)(w)(x)	Midstream	9.8%		4/3/28	79,336	77,488	81,620
Total Preferred Equity							735,780	630,383
						Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.4%
Sustainable Infrastructure Investments, LLC	(k)(w)(z)	Power				$60,264	60,264	52,581
Total Sustainable Infrastructure Investments, LLC							60,264	52,581

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—4.9%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment	6,944,444	$6,944	$1,191
AIRRO (Mauritius) Holdings II, Warrants	(k)(o)(p)(w)(x)	Power	35	2,652	2,058
Allied Downhole Technologies, LLC, Common Equity	(n)(o)(w)(x)	Service & Equipment	7,431,113	7,223	—
Allied Downhole Technologies, LLC, Warrants	(n)(o)(w)(x)	Service & Equipment	5,344,680	1,865	—
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream	148,692,908	44,700	29,962
Bellatrix Exploration Ltd., Warrants	(k)(o)(w)(x)	Upstream	1,533,197	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(y)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(o)(s)(w)(x)(y)	Upstream	N/A	740	—
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(y)	Upstream	29,117	24,019	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment	4,302,293	3,950	183
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment	25,000,000	1,289	1,063
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(o)(w)(x)(y)	Upstream	66,000	66,000	974
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(o)(w)(x)(y)	Upstream	12,374	8,176	184
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(y)	Upstream	150,937	37,734	2,226
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(n)(o)(w)(x)(y)	Upstream	222,750	55,688	3,286
Harvest Oil & Gas Corp., Common Equity	(o)(x)(y)	Upstream	1,350,620	20,259	4,038
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials	N/A	—	58
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)(y)	Midstream	128,645	3,406	—
Lusk Operating LLC, Common Equity	(o)(r)(w)(x)(z)	Upstream	2,000	—	—
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(o)(w)(x)	Upstream	N/A	1,354	657
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(o)(w)(x)(y)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(h)(k)(o)(w)(x)	Midstream	2,187,500	3,083	25
NGL Energy Partners, LP, Warrants (Premium)	(h)(k)(o)(w)(x)	Midstream	3,125,000	2,623	24
NGL Energy Partners, LP, Warrants (Premium)	(h)(k)(o)(w)(x)	Midstream	781,250	576	7
NGL Energy Partners, LP, Warrants (Par)	(h)(k)(o)(w)(x)	Midstream	546,880	630	7
Ridgeback Resources Inc., Common Equity	(k)(o)(t)(w)(x)(y)	Upstream	9,599,928	58,985	29,235
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	862
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	178
Titan Energy, LLC, Common Equity	(o)(x)(y)	Upstream	555,496	17,554	17
USA Compression Partners, LP, Warrants (Market)	(h)(k)(o)(w)(x)	Midstream	793,359	555	106
USA Compression Partners, LP, Warrants (Premium)	(h)(k)(o)(w)(x)	Midstream	1,586,719	714	161
Warren Resources, Inc., Common Equity	(o)(w)(x)(y)	Upstream	4,415,749	20,754	—
Total Equity/Other				436,793	76,502
TOTAL INVESTMENTS—162.2%				$3,942,778	2,541,021
LIABILITIES IN EXCESS OF OTHER ASSETS—(62.2%)					(972,897)
NET ASSETS—100.0%					$1,568,124

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2020, the three-month London Interbank Offered Rate, or LIBOR, was 1.45% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars, unless otherwise noted.

(d)
Fair value determined by the Company’s board of trustees (see Note 8).

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2020
(in thousands, except share amounts)

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of March 31, 2020.

(g)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)
Security or portion thereof held within Gladwyne Funding LLC and is pledged as collateral supporting the obligations outstanding under the term loan facility with Goldman Sachs Bank USA (see Note 9).

(i)
Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

(j)
Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Gladwyne Funding LLC.

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2020, 72.4% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of March 31, 2020.

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

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2020.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2020.

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

(y)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2020:

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2020
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2020	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
BL Sand Hills Unit, L.P.	$288	$—	$—	$—	$—	$—	$288	$—	$—
MB Precision Holdings LLC	4,585	26	(18)	22	—	(138)	4,477	152	26
Warren Resources, Inc.	27,507	70	—	—	—	(2,517)	25,060	828	70
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	—	—	—	—	—	—	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	223,369	—	—	679	—	(35,948)	188,100	5,986	—
Limetree Bay Ventures, LLC	—	22,838	—	—	—	11,556	34,394	368	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	34,711	—	—	—	982	35,693	419	—
Limetree Bay Ventures, LLC	—	8,838	—	—	—	2,075	10,913	142	—
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	86,105	—	922	—	(26,266)	60,761	2,903	1,950
Limetree Bay Ventures, LLC, Preferred Equity	—	53,548	—	—	—	(53,548)	—	1,158	986
MB Precision Investment Holdings LLC, Class A Preferred Units	1,205	—	—	—	—	(16)	1,189	—	—
Equity/Other
BL Sand Hills Unit, L.P., Net Profits Interest	—	—	—	—	—	—	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	—	—	—	—	—	—	—	—	—
BL Sand Hills Unit, L.P., Series A Units	—	—	—	—	—	—	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	6,906	—	—	—	—	(5,932)	974	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	1,307	—	—	—	—	(1,123)	184	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	15,793	—	—	—	—	(13,567)	2,226	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	23,306	—	—	—	—	(20,020)	3,286	—	—
Harvest Oil & Gas Corp., Common Equity	8,644	—	—	—	—	(4,606)	4,038	—	—
Limetree Bay Ventures, LLC, Common Equity	—	3,406	—	—	—	(3,406)	—	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	—	—	—		—	—	—
Ridgeback Resources Inc., Common Equity	50,721	—	—	—	—	(21,486)	29,235	—	—
Titan Energy, LLC, Common Equity	16	—	—	—	—	1	17	—	—
Warren Resources, Inc., Common Equity	10,951	—	—	—	—	(10,951)	—	—	—
	$374,598	$209,542	$(18)	$1,623	$—	$(184,910)	$400,835	$11,956	$3,032

(1)
Interest and PIK income presented for the three months ended March 31, 2020.

(z)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2020
Senior Secured Loans—First Lien
Lusk Operating LLC	$—	$—	$—	$—	$—	$—	$—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	—	60,264	—	—	—	(7,683)	52,581
Equity/Other
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—
	$—	$60,264	$—	$—	$—	$(7,683)	$52,581

(aa)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Gladwyne Funding LLC.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—47.7%
AIRRO (Mauritius) Holdings II	(k)(p)(w)	Power	L+695	1.5%	7/24/25	$18,186	$15,534	$15,378
AIRRO (Mauritius) Holdings II	(e)(k)(p)(w)	Power	L+695	1.5%	7/24/25	17,055	17,055	14,421
Allied Wireline Services, LLC	(w)(x)	Service & Equipment	L+950	1.5%	6/30/20	102,718	102,657	92,960
ARB Midstream Operating Company, LLC	(w)(x)	Midstream	L+725	1.0%	11/6/21	3,193	3,183	3,186
Bellatrix Exploration Ltd.	(k)(w)	Upstream	10.0%		3/31/20	7,879	7,879	7,879
Bellatrix Exploration Ltd.	(e)(k)(w)	Upstream	10.0%		3/31/20	3,377	3,377	3,377
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	909	904	912
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	545
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	546
Birch Permian LLC	(h)(w)	Upstream	L+800	1.5%	4/12/23	41,531	41,176	41,436
Birch Permian LLC	(e)(w)	Upstream	L+800	1.5%	4/12/23	8,333	8,333	8,314
BL Sand Hills Unit, L.P.	(m)(o)(w)(x)(z)	Upstream	Prime+650	3.5%	12/17/21	19,200	16,674	288
Brazos Delaware II LLC	(h)	Midstream	L+400		5/21/25	63,656	60,357	54,744
Cimarron Energy Inc.	(w)(x)	Service & Equipment	10.0%		6/30/21	7,500	7,500	7,472
Cox Oil Offshore, LLC, Volumetric Production Payments	(v)(w)(x)(y)	Upstream	6.6%		12/31/23	100,000	63,884	63,646
CPV Shore Holdings LLC		Power	L+375		12/29/25	1,089	1,080	1,098
Edgewater Generation LLC		Power	L+375		12/13/25	2,885	2,879	2,775
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	34,521	33,739	32,967
EPIC Crude Services LP	(h)	Midstream	L+500		3/2/26	9,500	9,327	9,183
Felix Investments Holdings II, LLC	(w)	Upstream	L+650	1.0%	8/9/22	5,900	5,878	5,959
FR BR Holdings LLC	(h)(w)	Midstream	L+650		12/14/23	89,233	84,669	86,770
LMBE-MC Holdco II LLC		Power	L+400	1.0%	12/3/25	1,712	1,693	1,703
Lower Cadence Holdings LLC	(f)(h)	Midstream	L+400		5/22/26	18,957	17,827	18,803
Lusk Operating LLC	(m)(o)(w)(aa)	Upstream	Prime+500 PIK (8.8% Max PIK)	3.3%	1/31/20	29,297	27,464	—
Luxe Drillship Operating, LLC	(w)	Upstream	8.0%		10/30/24	17,143	16,115	15,819
Luxe Drillship Operating, LLC	(e)(w)	Upstream	8.0%		10/30/24	32,857	32,857	30,321
MB Precision Holdings LLC	(w)(x)(z)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	4,602	4,492	4,585
MECO IV LLC	(h)(w)	Upstream	L+725	1.5%	9/14/21	35,000	34,849	34,405
Navitas Midstream Midland Basin LLC	(h)	Midstream	L+450	1.0%	12/13/24	77,895	76,815	73,416
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,800	38,141	37,512
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	40,000	39,938	39,492
Panda Hummel Station LLC		Power	L+600	1.0%	10/27/22	19,150	18,668	17,060
Panda Hummel Station LLC	(h)	Power	L+600	1.0%	10/27/22	24,227	23,802	21,582
Panda Stonewall LLC	(f)(h)	Power	L+550	1.0%	11/13/21	53,447	53,070	49,791
Panda Stonewall LLC	(h)	Power	L+550	1.0%	11/13/21	21,372	20,813	19,910
Permian Production Partners LLC	(h)(m)(o)(w)(x)	Upstream	L+600	1.0%	5/18/24	44,498	43,184	28,648
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0%		8/22/25	2,855	2,855	2,569
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	2,437
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	10,397	10,397	10,441
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	27,891	27,891	25,982
Prairie ECI Acquiror LP	(f)	Midstream	L+475		3/11/26	17,991	17,615	17,901
Sandy Creek Energy Associates, L.P.	(f)	Power	L+400	1.0%	11/9/20	72,666	66,553	62,054
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	9.5%, L+150 PIK (L+1.5% Max PIK)	2.5%	7/20/21	59,901	59,901	59,901
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Terra-Gen Finance Co LLC		Power	L+425	1.0%	12/9/21	$25,185	$23,922	$24,429
Traverse Midstream Partners LLC	(h)	Midstream	L+400	1.0%	9/27/24	60,273	60,283	54,728
Ultra Resources, Inc.		Upstream	L+375, 0.25% PIK (0.25% Max PIK)	1.0%	4/12/24	67,405	57,066	40,542
Warren Resources, Inc.	(h)(w)(z)	Upstream	L+1000, 0.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,507	27,507	27,507
Waterbridge Operating LLC	(h)	Midstream	L+575	1.0%	6/22/26	24,938	24,348	24,595
Total Senior Secured Loans—First Lien							1,317,947	1,199,989
Unfunded Loan Commitments							(65,418)	(65,418)
Net Senior Secured Loans—First Lien							1,252,529	1,134,571
Senior Secured Loans—Second Lien—23.7%
Aethon III BR LLC	(w)	Upstream	L+675	1.0%	1/10/25	10,000	9,868	9,956
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	148,150	146,582	146,298
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	116,730	116,730	113,575
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		9/11/23	22,511	22,511	22,511
Bellatrix Exploration Ltd.	(k)(m)(o)(w)(x)	Upstream	8.5%		9/11/23	54,108	49,379	17,168
Chisholm Oil and Gas Operating, LLC	(w)(x)	Upstream	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	197,503	196,000	149,201
Chisholm Energy Holdings, LLC	(w)	Upstream	L+625	1.5%	5/15/26	21,429	21,230	21,090
Chisholm Energy Holdings, LLC	(e)(w)	Upstream	L+625	1.5%	5/15/26	8,571	8,571	8,436
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	10/29/25	41,828	35,334	31,579
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	13,545	13,484	13,435
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,726
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,655	1,619
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,853	18,802
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	137,233	100,902	—
Total Senior Secured Loans—Second Lien							762,604	574,889
Unfunded Loan Commitments							(10,076)	(10,076)
Net Senior Secured Loans—Second Lien							752,528	564,813
Senior Secured Bonds—22.0%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	91,692
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,995	10,260
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	42,341	42,139	40,024
FourPoint Energy, LLC	(h)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	231,597	223,369
Talen Energy Supply LLC	(h)	Power	7.3%		5/15/27	34,319	34,042	36,176
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	122,700
Total Senior Secured Bonds							529,773	524,221
Unsecured Debt—13.6%
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	24,729	22,296	21,462
Ferrellgas, L.P.		Midstream	6.8%		1/15/22	25,020	22,137	21,337
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,145	1,067	1,145
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	7,276	6,779	7,276
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,503	1,401	1,503
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,415	1,319	1,415
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,245	1,160	1,245
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	$13,636	$13,101	$11,966
Great Western Petroleum, LLC	(x)	Upstream	9.0%		9/30/21	35,830	35,764	32,129
Hammerhead Resources Inc.	(k)(w)(x)	Upstream	9.0%		7/10/22	100,000	98,299	96,750
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,310	25,781
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,453	11,615
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	42,693	40,473	32,566
Oasis Petroleum Inc.	(k)	Upstream	6.9%		3/15/22	2,000	1,946	1,930
Oasis Petroleum Inc.	(k)	Upstream	6.9%		1/15/23	11,850	11,085	11,613
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,442	10,371
Tenrgys, LLC	(m)(n)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	28,000
Whiting Petroleum Corp.	(k)	Upstream	5.8%		3/15/21	5,395	5,201	5,116
Total Unsecured Debt							398,233	323,220
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—30.4%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment				28,942,003	$1,447	$11,982
Altus Midstream LP, Series A Preferred Units	(j)(w)(x)	Midstream	11.0%		6/28/26	51,053	52,185	53,095
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials				27,856	2,786	348
Great Western Petroleum, LLC, Preferred Equity	(n)(w)(x)	Upstream	15.5%		12/31/27	36,364	42,306	39,332
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.5%		11/27/23	83,877,497	84,155	72,831
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.5%		11/27/23	42,402,611	42,403	35,489
MB Precision Investment Holdings LLC, Class A Preferred Units	(n)(o)(w)(x)(z)	Industrials				8,952,623	1,880	1,205
NGL Energy Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	14.2%		7/2/27	156,250	155,770	159,198
NuStar, Preferred Equity	(h)(k)(w)(x)	Midstream	12.8%		6/29/28	5,910,165	150,836	178,842
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream				2,536	2,511	2,709
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%		5/8/25	70,297	83,418	82,311
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream				1,475,531	14,734	—
USA Compression Partners, LP, Preferred Equity	(h)(k)(w)(x)	Midstream	9.8%		4/3/28	79,336	77,452	84,500
Total Preferred Equity							711,883	721,842

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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price $(/Bbls)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
BP Energy Company	Fixed	NYMEX WTI	January 1, 2020 – December 31, 2023	993,727	$61.69	$5,988	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	January 1, 2020 – December 31, 2023	993,702	$2.97	274	280
Total Swap Contracts—Crude Oil						6,262	280

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price $(/MMBtu)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	February 1, 2020 – December 31, 2023	6,368,951	$2.58	$569	$—
Total Swap Contracts—Natural Gas						569	—
TOTAL SWAP CONTRACTS						$6,831	$280

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2020, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
The Company is managed by FS/EIG Advisor, LLC, or FS/EIG Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the FS/EIG investment advisory agreement. FS/EIG Advisor oversees the management of the Company’s operations and is responsible for making investment decisions with respect to the Company’s portfolio. GSO Capital Partners LP, or GSO, resigned as the Company’s investment sub-adviser and terminated the investment sub-advisory agreement, dated April 28, 2011 that FS Investment Advisor, LLC, or FS Advisor, had entered into with GSO, effective April 9, 2018. The FS/EIG investment advisory agreement replaced the investment advisory and administrative services agreement, dated April 28, 2011, as amended by the first amendment to the investment advisory and administrative services agreement, dated August 10, 2012, by and between the Company and FS Advisor.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)
guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2019 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2020.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2020 and 2019, the Company recognized $83 and $75, respectively, in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the three months ended March 31, 2020 and 2019:
	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	3,156,043(1)	$15,429	4,394,767	$26,953
Share Repurchase Program	(4,877,069)	(26,823)	(4,991,838)	(30,450)
Net Proceeds from Share Transactions	(1,721,026)	$(11,394)	(597,071)	$(3,497)

(1)
The Company issued these shares pursuant to its distribution reinvestment plan at $3.70 per share on March 31, 2020. Following the final determination of the Company’s net asset value for the quarter ended March 31, 2020, the Company is currently reprocessing the shares issued pursuant to its distribution reinvestment plan at $3.65 per share, which reflects a price that is within 2.5% of the net asset value per share as of March 31, 2020.

On February 25, 2020, the Company received exemptive relief from the SEC permitting it to offer multiple classes of common shares. While the Company has no present intention to recommence a public offering of its common shares, the Company could do so in the future.
Share Repurchase Program
In light of difficult market conditions and in an effort to preserve liquidity in the Company, the Company’s board of trustees determined to suspend for an indefinite period of time the Company’s share repurchase program and will reassess the Company’s ability to recommence such program in future periods. The Company’s board of trustees determined to terminate the Company’s previously announced quarterly tender offer pursuant to its share repurchase program, or Tender Offer, that it made pursuant to the Tender

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)
Offer Statement on Schedule TO originally filed with the SEC on February 24, 2020. As a result of this termination, no common shares were purchased in the Tender Offer and all common shares previously tendered and not withdrawn were promptly returned to tendering holders.
Prior to its suspension, the Company intended to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of trustees will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase common shares and under what terms:
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
If the Company recommences its share repurchase program, the Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)
distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice.
The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2020 and 2019:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
Fiscal 2020
December 31, 2019	January 8, 2020	4,354,073	9%	0.99%	$5.50	$23,947
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
The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the three months ended March 31, 2020 and 2019:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 16, 2019	423,643	0.10%	$6.10	$2,584
Fiscal 2020
December 31, 2019	January 17, 2020	522,996	0.12%	$5.50	$2,876
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020, FS/EIG Advisor has elected to defer the payment of

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
74.9% of the base management fee to which it is entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until FS/EIG Advisor notifies the Company that it no longer intends to defer payments. FS/EIG Advisor agrees that it will take the deferred payment for any quarter upon the earlier of (1) the date provided by FS/EIG Advisor in a written notice to the Company and (2) the end of the third full calendar quarter following the quarter in which the provision of services to which such deferred payment relates. The deferred payment for any quarter will be deferred without interest and may be taken in such other quarter, in whole or in part, as FS/EIG Advisor shall determine. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the three months ended March 31, 2020 and 2019, $450 and $200, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three months ended March 31, 2020 and 2019:
			Three Months Ended March 31,
Related Party	Source Agreement	Description	2020	2019
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$15,399	$16,848
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,058	$793

(1)
During the three months ended March 31, 2020 and 2019, $14,022 and $14,767, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above for the three months ended March 31, 2020 and 2019 is shown net of $450 and $200, respectively, in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of March 31, 2020, $16,959 in base management fees were payable to FS/EIG Advisor.

(2)
During the three months ended March 31, 2020 and 2019, $650 and $716, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $554 and $878 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the three months ended March 31, 2020 and 2019, respectively.

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
Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies. The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. During the

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
three months ended March 31, 2020, the Company did not pay any amounts in expense recoupments to FS Investments. As of March 31, 2020, $12,742 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursement payments from FS Investments to the Company as of March 31, 2020 that may become subject to repayment by the Company to FS Investments:
For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
September 30, 2017	$7,095	0.36%	9.91%	September 30, 2020
December 31, 2017	5,647	0.36%	10.57%	December 31, 2020
Total	$12,742

(1)
The annualized rate of distributions per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distribution per share as of such date without compounding), divided by the Company’s distribution reinvestment price per share as of such date.

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common shares during the three months ended March 31, 2020 and 2019:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.12500	$54,616
Fiscal 2020
March 31, 2020	$0.08333	$36,207
The Company’s board of trustees has not declared regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and the Company’s board of trustees expect that future cash distributions to shareholders will be suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the three months ended March 31, 2020 and 2019 were funded through the reimbursement of operating expenses by FS Investments, EIG or FS/EIG Advisor, as applicable. Any distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the three months ended March 31, 2020 and 2019, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the three months ended March 31, 2020 and 2019:
	Three Months Ended March 31,
	2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$36,207	100%	$54,616	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Return of capital	—	—	—	—
Total	$36,207	100%	$54,616	100%

(1)
During the three months ended March 31, 2020 and 2019, 76.8% and 91.9%, respectively, of the Company’s gross investment income was attributable to cash income earned, 9.1% and 2.6%, respectively, was attributable to paid-in-kind, or PIK, interest and 14.1% and 5.5%, respectively, was attributable to non-cash accretion of discount.

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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $14,741 and $569,998, respectively.
As of March 31, 2020 and December 31, 2019, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $71,712 and $109,735, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $1,510,374 and $790,173, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,979,664 and $4,169,633 as of March 31, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,438,662) and $(680,438) as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, the Company had deferred tax assets of $152,470 and $135,803, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2020 and December 31, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $152,470 and $135,803, respectively. For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the three months ended March 31, 2020 and 2019, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of March 31, 2020, the Company did not have any fixed price swap positions.
In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of March 31, 2020, the Company did not have any oil basis swap positions for Argus LLS.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of December 31, 2019 are as follows:
	December 31, 2019
Instrument	Asset(1)	Liability(2)
Swap Contracts – Crude Oil	$6,262	$280
Swap Contracts – Natural Gas	569	—
Total	$6,831	$280

(1)
Reflected on the Company’s consolidated balance sheets as: Unrealized appreciation on swap contracts.

(2)
Reflected on the Company’s consolidated balance sheets as: Unrealized depreciation on swap contracts.

The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three months ended March 31, 2020 and 2019 were as follows:
	Three Months Ended March 31,
	2020		2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$19,313	$(5,982)	$1,502	$(12,091)
Swap Contracts – Natural Gas	937	(569)	29	(215)
Total	$20,250	$(6,551)	$1,531	$(12,306)

(1)
Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.

(2)
Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of December 31, 2019:
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

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2020 and December 31, 2019:
	March 31, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$1,076,612	$738,476	29%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	752,788	409,296	16%	752,528	564,813	16%
Senior Secured Bonds	519,259	408,598	16%	529,773	524,221	15%
Unsecured Debt	361,282	225,185	9%	398,233	323,220	9%
Preferred Equity	735,780	630,383	25%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,264	52,581	2%	—	—	—
Equity/Other	436,793	76,502	3%	480,760	213,970	6%
Total	$3,942,778	$2,541,021	100%	$4,125,706	$3,482,637	100%

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
As of March 31, 2020, the Company held investments in two portfolio companies that it is deemed to “control.” As of March 31, 2020, the Company held investments in eight portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of March 31, 2020 in this quarterly report on Form 10-Q.
As of December 31, 2019, the Company held investments in one portfolio company that it is deemed to “control.” As of December 31, 2019, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (z) and (aa) to the consolidated schedule of investments as of December 31, 2019 in this quarterly report on Form 10-Q.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2020, the Company had ten senior secured loan investments with aggregate unfunded commitments of $78,051, one preferred equity investment, Rosehill Resources, Inc., with an unfunded commitment of $833 and unfunded commitments of $2,573 of Sustainable Infrastructure Investments, LLC. As of December 31, 2019, the Company had nine senior secured loan investments with aggregate unfunded commitments of $75,494 and two preferred equity investments with aggregate unfunded commitments of $10,927. As of December 31, 2019, these unfunded preferred equity investments were Limetree Bay Ventures, LLC and Rosehill Resources, Inc. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2020 and December 31, 2019:
	March 31, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,285,509	51%	$1,802,396	52%
Midstream	864,494	34%	1,061,389	30%
Power	184,896	7%	421,388	12%
Service & Equipment	136,650	5%	178,586	5%
Industrials	16,891	1%	18,878	1%
Sustainable Infrastructure Investments, LLC(1)	52,581	2%	—	—
Total	$2,541,021	100%	$3,482,637	100%

(1)
Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC
On January 2, 2020, Sustainable Infrastructure Investments, LLC, or SIIJV, a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM, was entered into pursuant to the terms of an amended and restated limited liability company agreement of SIIJV between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in US dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee of 0.25% of SIIJV’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2020, the Company and Imperial have funded approximately $68,889 to SIIJV, of which $60,264 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a revolving credit facility, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility is December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of March 31, 2020, total outstanding borrowings under the Seine Funding Facility were $609,996.
Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of March 31, 2020:
Total investments(1)	$676,388
Weighted average current interest rate on debt investments(2)	3.27%
Number of portfolio assets in SIIJV	19
Largest investment in a single portfolio company(1)	$90,000
Unfunded commitments(1)	$23,396

(1)
At cost.

(2)
Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
Sustainable Infrastructure Investments, LLC Portfolio
As of March 31, 2020 (in thousands)
Portfolio Company(a)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 94.7%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26	$15,899	$15,899	$15,271
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+230	5/23/27	90,000	90,000	84,489
Astoria Energy II LLC		Power	L+150	8/31/24	61,181	61,181	59,947
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24	34,557	34,557	33,733
Blue Heron Intermediate Holdco I, LLC	(e)	Midstream	L+175	4/22/24	204	204	204
Cedar Creek II LLC		Renewables	L+188	11/18/23	11,794	11,794	11,658
Ciclo Combinado Tierra Mojada s.r.l. de CV		Power	L+200	6/19/26	32,258	32,258	30,933
Conejo Solar SPA		Renewables	L+225	6/15/36	44,527	44,527	42,095
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25	21,868	21,868	21,465
CPV Maryland, LLC	(f)	Power	L+425	3/31/22	13,177	13,177	13,117
DWBI Class B Member LLC		Renewables	L+175	4/30/25	24,548	24,548	23,651
Flex Intermediate Holdco, LLC		Midstream	L+250	5/15/23	85,000	85,000	83,753
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26	32,714	32,714	31,123
FLNG Liquefaction 3, LLC		Midstream	L+175	4/28/22	6,961	6,961	6,594
FLNG Liquefaction 3, LLC	(e)	Midstream	L+175	4/28/22	23,192	23,192	23,192
Fowler Ridge Wind Farm LLC		Renewables	L+183	3/28/25	13,387	13,387	13,105
Meikle Wind Energy, LP	(g)	Renewables	C+150	5/29/24	17,674	13,596	12,216
NES Hercules Class B Member, LLC	(f)	Renewables	L+125	12/15/27	25,045	25,045	23,390
SP Armow Wind Ontario LP	(g)	Renewables	C+150	5/20/23	35,613	27,397	24,705
ST EIP Holdco LLC		Midstream	L+250	11/5/24	60,000	60,000	56,950
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28	27,704	27,704	27,058
Total Senior Secured Loans – First Lien						665,009	638,649
Unfunded Loan Commitments						(23,396)	(23,396)
Net Senior Secured Loans – First Lien						641,613	615,253
Unsecured Debt – 5.3%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22	34,775	34,775	34,572
Total Unsecured Debt						34,775	34,572
TOTAL INVESTMENTS – 100.0%						$676,388	$649,825

Percentages are shown as a percentage of total investments.
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2020, LIBOR was 1.45% and Canadian Dollar Offer Rate, or CDOR, was 1.24%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Security is classified as Level 3.

(e)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)
Position or portion thereof unsettled as of March 31, 2020.

(g)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2020.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
Below is selected balance sheet information for SIIJV as of March 31, 2020:
Selected Balance Sheet Information
Total investments, at fair value	$649,825
Cash and other assets	11,692
Total assets	$661,517
Debt	$609,996
Other liabilities	4,957
Total liabilities	614,953
Member’s equity	$46,564
Below is selected statement of operations information for SIIJV for the three months ended March 31, 2020:
Selected Statement of Operations Information
Total investment income	$6,985
Expenses
Interest expense	4,748
Custodian and accounting fees	41
Administrative services	14
Professional services	860
Other	10
Total expenses	5,673
Net investment income	1,312
Net realized and unrealized losses	(23,636)
Net increase in net assets resulting from operations	$(22,324)
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
As of March 31, 2020 and December 31, 2019, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2020 (Unaudited)	December 31, 2019
Level 1 – Price quotations in active markets	$4,055	$46,522
Level 2 – Significant other observable inputs	365,177	856,930
Level 3 – Significant unobservable inputs	2,171,789	2,579,185
Total	$2,541,021	$3,482,637
As of December 31, 2019, the Company’s swap contracts were categorized as follows in the table below.
	December 31, 2019
Valuation Inputs	Assets	Liabilities
Level 1 – Price quotations in active markets	$—	$—
Level 2 – Significant other observable inputs	6,831	280
Level 3 – Significant unobservable inputs	—	—
Total	$6,831	$280
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, the Company’s investment in SIIJV and all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of trustees determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. In determining the fair values of swap contracts, the Company utilized an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy.

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
The following is a reconciliation for the three months ended March 31, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2020
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$569,778	$533,234	$437,761	$149,300	$721,842	$—	$167,270	$2,579,185
Accretion of discount (amortization of premium)	565	109	678	153	5,976	—	—	7,481
Net realized gain (loss)	(1,131)	—	—	—	—	—	(4,662)	(5,793)
Net change in unrealized appreciation (depreciation)	(97,871)	(142,174)	(64,940)	(16,363)	(115,357)	(7,683)	(89,201)	(533,589)
Purchases	44,544	—	22,838	43,548	21,884	60,264	—	193,078
Paid-in-kind interest	781	—	—	286	6,132	—	—	7,199
Sales and repayments	(64,540)	—	—	—	(10,094)	—	(1,138)	(75,772)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$452,126	$391,169	$396,337	$176,924	$630,383	$52,581	$72,269	$2,171,789
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(102,588)	$(142,174)	$(64,940)	$(16,363)	$(115,657)	$(7,683)	$(89,201)	$(538,606)

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
	For the Three Months Ended March 31, 2019
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2020 and December 31, 2019 were as follows:
Type of Investment	Fair Value at March 31, 2020 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$392,242	Market Comparables	Market Yield (%)	7.0% – 26.5%	13.7%
			EBITDA Multiples (x)	2.3x – 4.8x	3.6x
	32,285	Discounted Cash Flow	Discount Rate (%)	19.0% – 24.0%	21.5%
	27,599	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans – Second Lien	373,462	Market Comparables	Market Yield (%)	8.8%- – 20.5%	10.9%
			EBITDA Multiples (x)	0.3x – 2.7x	1.4x
	17,707	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	396,337	Market Comparables	Market Yield (%)	9.4% – 23.5%	17.5%
Unsecured Debt	150,424	Market Comparables	Market Yield (%)	13.5% – 19.8%	17.8%
			Net Aircraft Book Value Multiple (x)	0.9x – 1.0x	0.9x
	26,500	Other(2)	Other(2)	N/A	N/A
Preferred Equity	8,665	Market Comparables	EBITDA Multiples (x)	3.0x – 7.5x	6.7x
	621,718	Discounted Cash Flow	Discount Rate (%)	9.0% – 19.5%	15.3%
Sustainable Infrastructure Investments, LLC	52,581	Discounted Cash Flow	Discount Rate (%)	14.0% – 15.0%	14.5%
Equity/Other	69,166	Market Comparables	EBITDA Multiples (x)	2.5x – 7.5x	3.7x
			Production Multiples (Mboe/d)	$11,250.0 – $26,250.0	$21,544.0
			Proved Reserves Multiples (Mmboe)	$2.1 – $8.3	$6.5
			Production Multiples (MMcfe/d)	$2,400.0 – $2,900.0	$2,650.0
			Proved Reserves Multiples (Bcfe)	0.6x – 0.7x	0.6x
			PV-10 Multiples (x)	0.4x – 1.5x	1.0x
	2,715	Discounted Cash Flow	Discount Rate (%)	14.5% – 31.0%	27.0%
	388	Option Valuation Model	Volatility (%)	32.5% – 90.0%	63.4%
Total	$2,171,789

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
Type of Investment	Fair Value at December 31, 2019	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$478,337	Market Comparables	Market Yield (%)	7.5% – 27.0%	13.8%
			EBITDA Multiples (x)	3.6x – 4.6x	4.1x
	63,646	Discounted Cash Flow	Discount Rate (%)	18.5% – 23.5%	21.0%
	27,795	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans – Second Lien	533,234	Market Comparables	Market Yield (%)	8.5% – 19.1%	13.7%
			EBITDA Multiples (x)	3.6x – 4.6x	4.1x
Senior Secured Bonds	437,761	Market Comparables	Market Yield (%)	7.9% – 12.1%	10.1%
Unsecured Debt	121,300	Market Comparables	Market Yield (%)	10.2% – 12.5%	10.6%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	28,000	Other(2)	Other	N/A	N/A
Preferred Equity	13,187	Market Comparables	EBITDA Multiples (x)	6.8x-8.8x	8.4x
	708,307	Discounted Cash Flow	Discount Rate (%)	9.3% – 19.0%	13.8%
	348	Other(2)	Other(2)	N/A	N/A
Equity/Other	144,465	Market Comparables	EBITDA Multiples (x)	3.5x – 10.3x	4.6x
			Production Multiples (Mboe/d)	$20,000.0 – $37,500.0	$28,364.1
			Proved Reserves Multiples (Mmboe)	$2.8 – $12.0	$7.2
			Production Multiples (MMcfe/d)	$3,050.0 – $3,550.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.8x – 0.9x	0.9x
			PV-10 Multiples (x)	0.5x – 1.2x	0.8x
	1,354	Discounted Cash Flow	Discount Rate (%)	14.5% – 20.5%	17.5%
	9,371	Option Valuation Model	Volatility (%)	24.0% – 37.5%	30.7%
	12,080	Other(2)	Other(2)	N/A	N/A
Total	$2,579,185

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

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of March 31, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019 and the additional disclosure set forth in this Note 9.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
	As of March 31, 2020 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility(3)	Term	L+3.20%	$425,000	$50,000	December 2, 2022
JPMorgan Facility(4)	Revolving/Term	L+2.75%	416,667	278,333	February 16, 2023
Senior Secured Notes(5)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,341,667	$328,333

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.20%	$425,000	$50,000	December 2, 2022
JPMorgan Facility	Revolving/Term	L+2.75%	311,667	383,333	February 16, 2023
Senior Secured Notes(5)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,236,667	$433,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
On April 1, 2020, the Goldman Facility was amended to, among other things, increase the interest rate to L+7.50% per annum through July 1, 2020, and L+5.20% thereafter. On and after that date, Gladwyne Funding permanently prepaid an aggregate amount of $225,000 of the outstanding loans, reducing the outstanding facility amount to $200,000.

(4)
On April 9, 2020, the JPMorgan Facility was amended to, among other things, reduce the revolving loan commitments to $185,000 (the amount of revolving loans then outstanding), thereby reducing the amount available at that time to $0 and bringing the total outstanding facility amount to $416,667. The amendment also provided that additional prepayments of revolving loans will permanently reduce the revolving loan commitments to $140,000, at which point any further prepayments of revolving loans may be reborrowed.

(5)
As of March 31, 2020 and December 31, 2019, the fair value of the Senior Secured Notes was approximately $450,210 and $507,500, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three months ended March 31, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended March 31,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$5,484	$67	$5,551	$6,886	$159	$7,045
JPMorgan Facility	4,665	447	5,112	3,942	379	4,321
Senior Secured Notes	9,375	1,018	10,393	9,375	998	10,373
Total	$19,524	$1,532	$21,056	$20,203	$1,536	$21,739

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2020 were $1,307,766 and 5.91%, respectively. As of March 31, 2020, the Company’s effective interest rate on borrowings was 5.72%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $1,189,333 and 6.79%, respectively. As of March 31, 2019, the Company’s effective interest rate on borrowings was 6.74%.
Recent events such as the rapid spread of the COVID-19 pandemic and the recent failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production that in turn has severely depressed the price of oil and the associated impacts from these events on the U.S. and global economies (including energy markets), have negatively impacted, and are likely to continue to negatively impact, the business operations of some of the Company’s portfolio companies. The Company cannot at this time fully predict the impact of these events on its business or the business of its portfolio companies, their duration or magnitude or the extent to which they will negatively impact the Company’s portfolio companies’ operating results or the Company’s own results of operations or financial condition. The Company expects that certain of its portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of the Company’s investments.
These events have already had adverse effects on the Company’s investment income and the Company expects that such adverse effects will continue for some time. These adverse effects may require the Company to restructure certain of its investments, which could result in further reductions to the Company’s investment income or in impairments on the Company’s investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase the Company’s funding costs and limit its access to the capital markets. These events have limited the Company’s investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on the Company’s operating results. In addition, depressed mark-to-market valuations of many of the Company’s portfolio companies have materially reduced the value of collateral available to secure the Company’s financing arrangements, and consequently have adversely impacted the Company’s liquidity and may continue to do so in the future.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the events described above, the Company has needed to sell certain investments to satisfy certain margin obligations, and if current market conditions persist or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020.The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2019.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
Goldman Facility
On April 1, 2020, Gladwyne Funding LLC, or Gladwyne Funding, a wholly-owned special-purpose financing subsidiary of the Company, the Company, Goldman Sachs Bank U.S.A., or Goldman, and Wells Fargo Bank, National Association, or Wells Fargo, entered into a letter agreement, or the Goldman Letter Agreement, in respect of (i) the Gladwyne Funding’s term loan facility with Goldman, or as amended, the Goldman Facility and (ii) that certain Non-Recourse Carveout Guaranty Agreement, dated as of December 2, 2019, or the Limited Guaranty, by the Company and in favor of Goldman and Wells Fargo, as collateral agent. The Goldman Letter Agreement provides that through July 1, 2020, or the Standstill Period, certain provisions of the Goldman Facility, the Limited Guaranty and the related transaction documents shall not be operative and none of Goldman, Wells Fargo or any of the lenders party to the Goldman Facility shall exercise any remedies in connection with such provisions. In addition, the Goldman Letter Agreement provides for certain amendments to the Goldman Facility, including a suspension of all financial covenants during the Standstill Period. Pursuant to the Goldman Letter Agreement, the interest rate under the Goldman Facility has increased to LIBOR plus 750 basis points per annum (from LIBOR plus 320 basis points per annum) during the Standstill Period before decreasing to LIBOR plus 520 basis points per annum when the Standstill Period ends. In connection with the execution of the Goldman Letter Agreement, Gladwyne Funding prepaid $205,000 under the Goldman Facility and agreed to prepay an additional $20,000 after closing using cash proceeds from asset sales, principal proceeds and interest proceeds.
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
JPMorgan Facility
On April 9, 2020, the Company entered into Amendment No. 1 and Waiver, or the JPMorgan Amendment, to the Company’s senior secured revolving credit facility with JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other lenders and agents party thereto, or as amended, the JPMorgan Facility. The JPMorgan Amendment reduces revolving loan commitments under the JPMorgan Facility to $185,000, which amount is equal to the amount of currently outstanding revolving loans under the JPMorgan Facility. Upon the occurrence of certain events and subject to certain specified thresholds, the JPMorgan Amendment would require the Company to make certain prepayments of outstanding loans and additional reductions of the revolving commitments. The JPMorgan Amendment also reduces the minimum shareholders’ equity the Company is required to maintain as of the end of each fiscal quarter, to $900,000 for the fiscal quarters ending in March, June and September of 2020 and $1,150,000 for each fiscal quarter thereafter. Additionally, the JPMorgan Amendment restricts the ability of the Company to make most discretionary cash dividends and distributions and other restricted payments.
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
Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2020 and the year ended December 31, 2019:
	Three Months Ended March 31, 2020 (Unaudited)	Year Ended December 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$5.43	$6.01
Results of operations(2)
Net investment income	0.09	0.46
Net realized gain (loss) and unrealized appreciation (depreciation)	(1.85)	(0.54)
Net increase (decrease) in net assets resulting from operations	(1.76)	(0.08)
Shareholder distributions(3)
Distributions from net investment income	(0.08)	(0.50)
Net decrease in net assets resulting from shareholder distributions	(0.08)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.59	$5.43
Shares outstanding, end of period	436,755,981	438,477,007
Total return(6)	(33.00)%	(1.83)%
Total return (without assuming reinvestment of distributions)(6)	(32.41)%	(1.33)%
Ratio/Supplemental Data:
Net assets, end of period	$1,568,124	$2,379,605
Ratio of net investment income to average net assets(7)	6.67%	7.76%
Ratio of total operating expenses to average net assets(7)	7.07%	6.54%
Portfolio turnover(8)	6.43%	32.88%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,341,667	$1,236,667
Asset coverage per unit(9)	2.17	2.92

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2020 are annualized. Annualized ratios for the three months ended March 31, 2020 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the three months ended March 31, 2020 and year ended December 31, 2019:

	Three Months Ended March 31, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio of interest expense to average net assets	3.67%	3.40%

(8)
Portfolio turnover for the three months ended March 31, 2020 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Energy and Power Fund and “FS/EIG Advisor” refers to FS/EIG Advisor, LLC.
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•
our future operating results;

•
our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

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

•
general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:
•
changes in the economy;

•
risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics; and

•
future changes in laws or regulations and conditions in our operating areas.

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
We bear all other expenses of our operations and transactions, including all other expenses incurred by FS/EIG Advisor in performing services for us and administrative personnel paid by FS/EIG Advisor, to the extent they are not controlling persons of FS/EIG Advisor or any of its affiliates, subject to the limitations included in the FS/EIG investment advisory agreement.
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
COVID-19 and Energy Market Developments
Recent events such as the rapid spread of the COVID-19 pandemic and the recent failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production that in turn has severely depressed the price of oil and the associated impacts from these events on the U.S. and global economies (including energy markets), have negatively impacted, and are likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of these events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
These events have already had adverse effects on our investment income and we expect that such adverse effects will continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results. In addition, depressed mark-to-market valuations of many of our portfolio companies have materially reduced the value of collateral available to secure our financing arrangements, and consequently have adversely impacted our liquidity and may continue to do so in the future.
In particular, as a result of these events, we have needed to sell certain investments to satisfy certain margin obligations, and if current market conditions persist or worsen, we may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to us, to satisfy obligations under our financing arrangements.
In light of such difficult market conditions and in an effort to preserve our liquidity, we previously determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Moreover, our board of trustees has not declared regular cash distributions to shareholders for any period after March 31, 2020, and we expect that future cash distributions to shareholders will be suspended until such time that we believe that market conditions and our financial condition support the resumption of such distributions. Accordingly, there can be no assurance that we will be able to pay distributions in the future.
We will continue to carefully monitor the impact of both the COVID-19 pandemic and disruptions in the energy markets on our business and the business of our portfolio companies. Because the full effects of these events are not capable of being known at this time, we cannot estimate the impacts on our financial condition, results of operations or cash flows. We do, however, expect that these events will continue to have a negative impact on our business and the financial condition of our portfolio companies.
Portfolio Investment Activity for the Three Months Ended March 31, 2020 and for the Year Ended
December 31, 2019
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2020 and the year ended December 31, 2019:
Net Investment Activity	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Purchases	$208,432	$1,240,325
Sales and Repayments	(352,174)	(1,313,072)
Net Portfolio Activity	$(143,742)	$(72,747)

	For the Three Months Ended March 31, 2020		For the Year Ended December 31, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans – First Lien	$59,898	29%	$677,674	55%
Senior Secured Loans – Second Lien	—	—	175,756	14%
Senior Secured Bonds	22,838	11%	66,393	5%
Unsecured Debt	43,548	21%	63,668	5%
Preferred Equity	21,884	10%	242,227	20%
Sustainable Infrastructure Investments, LLC	60,264	29%	—	—
Equity/Other	—	—	14,607	1%
Total	$208,432	100%	$1,240,325	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2020 and December 31, 2019:
	March 31, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$1,076,612	$738,476	29%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	752,788	409,296	16%	752,528	564,813	16%
Senior Secured Bonds	519,259	408,598	16%	529,773	524,221	15%
Unsecured Debt	361,282	225,185	9%	398,233	323,220	9%
Preferred Equity	735,780	630,383	25%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,264	52,581	2%	—	—	—
Equity/Other	436,793	76,502	3%	480,760	213,970	6%
Total	$3,942,778	$2,541,021	100%	$4,125,706	$3,482,637	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2020 and December 31, 2019:
	March 31, 2020	December 31, 2019
Number of Portfolio Companies	71	77
% Variable Rate (based on fair value)	44.6%	47.4%
% Fixed Rate (based on fair value)	25.5%	25.7%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	26.5%	20.3%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	3.4%	6.6%
Weighted Average Annual EBITDA of Portfolio Companies	$269,044	$248,795
Weighted Average Purchase Price of Debt Investments (as a % of par value)	96.4%	96.1%
% of Investments on Non-Accrual (based on fair value)	10.7%	2.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.7%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) – Excluding Non-Income Producing Assets	9.7%	10.1%
Our board of trustees has not declared regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial conditoin support the resumption of such distributions. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on our regular monthly cash distribution rate of $0.020833 per share as of March 31, 2020, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.65 per share, the annualized distribution rate to shareholders as of March 31, 2020 was 6.85%. We originally issued shares pursuant to our distribution reinvestment plan at $3.70 per share on March 31, 2020. Following the final determination of our net asset value for the quarter ended March 31, 2020, we are currently reprocessing the shares issued pursuant to our distribution reinvestment plan at $3.65 per share, which reflects a price that is within 2.5% of the net asset value per share as of March 31, 2020. Based on our regular monthly cash distribution rate of $0.041667 per share as of December 31, 2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of $5.50 per share, the annualized distribution rate to shareholders as of December 31, 2019 was 9.09%. For the three months ended March 31, 2020 and year ended December 31, 2019, our total return was (33.00)% and (1.83)%, respectively, and our total return without assuming reinvestment of distributions was (32.41)% and (1.33)%, respectively.
Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2020 and the year ended December 31, 2019:
New Direct Originations	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Total Commitments (including unfunded commitments)	$166,806	$584,910
Exited Investments (including partial paydowns)	(105,427)	(520,751)
Net Direct Originations	$61,379	$64,159

	For the Three Months Ended March 31, 2020		For the Year Ended December 31, 2019
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans – First Lien	$30,000	18%	$244,624	42%
Senior Secured Loans – Second Lien	—	—	60,250	10%
Senior Secured Bonds	22,838	14%	—	—
Unsecured Debt	43,548	26%	3,409	1%
Preferred Equity	10,156	6%	227,170	39%
Sustainable Infrastructure Investments, LLC	60,264	36%	—	—
Equity/Other	—	—	49,457	8%
Total	$166,806	100%	$584,910	100%

	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Average New Direct Origination Commitment Amount	$41,702	$36,557
Weighted Average Maturity for New Direct Originations	5/4/22	4/28/24
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	12.8%	10.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period – Excluding Non-Income Producing Assets	12.8%	11.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	5.3%	7.6%

The following table presents certain selected information regarding our direct originations as of March 31, 2020 and December 31, 2019:
Characteristics of All Direct Originations held in Portfolio	March 31, 2020	December 31, 2019
Number of Portfolio Companies	49	49
Weighted Average Annual EBITDA of Portfolio Companies	$285,666	$267,575
Weighted Average Leverage Through Tranche of Portfolio Companies – Excluding Equity/Other Securities	3.9x	4.7x
% of Investments on Non-Accrual (based on fair value)	12.5%	2.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	6.5%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations – Excluding Non-Income Producing Assets	10.3%	10.4%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2020 and December 31, 2019:
	March 31, 2020		December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,171,806	85%	$2,617,063	75%
Broadly Syndicated/Other	369,215	15%	865,574	25%
Total	$2,541,021	100%	$3,482,637	100%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2020 and December 31, 2019:
	March 31, 2020		December 31, 2019
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	859,198	34%	2,115,875	61%
3	1,060,159	42%	805,934	23%
4	105,178	4%	206,535	6%
5	516,486	20%	354,293	10%
Total	$2,541,021	100%	$3,482,637	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenues
Our investment income for the three months ended March 31, 2020 and 2019 was as follows:
	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$71,241	91%	$84,645	96%
Paid-in-kind interest income	7,199	9%	2,255	2%
Fee income	275	0%	1,513	2%
Dividend income	66	0%	—	—
Total investment income(1)	$78,781	100%	$88,413	100%

(1)
Such revenues represent $60,496 and $81,254 of cash income earned as well as $18,285 and $7,159 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2020 and 2019, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as both the interest rates attributed to the investments within our investment portfolio and the proportion of directly originated investments in our investment portfolio increases. The decrease in the amount of interest income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio and certain investments being placed on non-accrual. The increase in the amount of PIK income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the increase in the size of our directly originated investments and structured preferred equity investments.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the decrease of structuring and prepayment activity during the period.
Expenses
Our operating expenses for the three months ended March 31, 2020 and 2019 were as follows:
	Three Months Ended March 31,
	2020	2019
Management fees	$15,849	$17,048
Administrative services expenses	1,058	793
Share transfer agent fees	650	693
Accounting and administrative fees	251	272
Interest expense	21,056	21,739
Trustees’ fees	199	188
Expenses associated with our independent audit and related fees	112	104
Legal fees	460	139
Printing fees	270	294
Other	688	364
Total operating expenses	40,593	41,634
Less: Management fee offset	(450)	(200)
Net operating expenses	$40,143	$41,434
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2020 and 2019:
	Three Months Ended March 31,
	2020	2019
Ratio of operating expenses to average net assets	1.77%	1.58%
Ratio of management fee offset to average net assets	(0.02)%	(0.01)%
Ratio of net operating expenses to average net assets	1.75%	1.57%
Ratio of interest expense to average net assets	(0.92)%	(0.82)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.83%	0.75%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, among other factors.
Management Fee Offset
During the three months ended March 31, 2020 and 2019, $450 and $200, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees due to FS/EIG Advisor from us. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three months ended March 31, 2020 and 2019.
Net Investment Income
Our net investment income totaled $38,638 ($0.09 per share) and $46,979 ($0.11 per share) for the three months ended March 31, 2020 and 2019.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and swap contracts for the three months ended March 31, 2020 and 2019, were as follows:
	Three Months Ended March 31,
	2020	2019
Net realized gain (loss) on investments(1)	$(57,503)	$(3,274)
Net realized gain (loss) on swap contracts	20,250	1,531
Total net realized gain (loss)	$(37,253)	$(1,743)

(1)
We sold investments and received principal repayments of $293,904 and $58,270, respectively, during the three months ended March 31, 2020 and $300,317 and $51,125, respectively, during the three months ended March 31, 2019.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three months ended March 31, 2020 and 2019 were as follows:
	Three Months Ended March 31,
	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$(758,688)	$74,924
Net change in unrealized appreciation (depreciation) on swap contracts	(6,551)	(12,306)
Net change in unrealized appreciation (depreciation) on foreign currency	(26)	1
Total net change in unrealized appreciation (depreciation)	$(765,265)	$62,619
During the three months ended March 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our investments due to, among other things, the adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and the recent failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2019 was primarily driven by the positive performance of certain of our midstream and power investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $(763,880) ($(1.75) per share) and $107,855 ($0.25 per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2020, we had $274,835 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $328,333 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2020, we also had broadly syndicated investments that could be sold to create additional liquidity. As of March 31, 2020, we had ten senior secured loan investments with aggregate unfunded commitments of $78,051, one preferred equity investment with aggregate unfunded commitments of $833 and unfunded commitments of $2,573 of Sustainable

Infrastructure Investments, LLC. This paragraph should be read in conjunction with “Financing Arrangements” below for information regarding amendments to our financing arrangements following March 31, 2020.
We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
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
This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 and Energy Market Developments” above and “—Financing Arrangements” below.
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2020:
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility(3)	Term	L+3.20%	$425,000	$50,000	December 2, 2022
JPMorgan Facility(4)	Revolving/Term	L+2.75%	416,667	278,333	February 16, 2023
Senior Secured Notes(5)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,341,667	$328,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
On April 1, 2020, the Goldman Facility was amended to, among other things, increase the interest rate to L+7.50% per annum through July 1, 2020, and L+5.20% thereafter. On and after that date, Gladwyne Funding permanently prepaid an aggregate amount of $225,000 of the outstanding loans, reducing the outstanding facility amount to $200,000. See Note 9 for a discussion of this amendment.

(4)
On April 9, 2020, the JPMorgan Facility was amended to, among other things, reduce the revolving loan commitments to $185,000 (the amount of revolving loans then outstanding), thereby reducing the amount available at that time to $0 and bringing the total outstanding facility amount to $416,667. The amendment also provided that additional prepayments of revolving loans will permanently reduce the revolving loan commitments to $140,000, at which point any further prepayments of revolving loans may be reborrowed. See Note 9 for a discussion of this amendment.

(5)
As of March 31, 2020, the fair value of the Senior Secured Notes was approximately $450,210.

For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.
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
Any distributions we make will be in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their cash distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
Our board of trustees has not declared regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

The following table reflects the cash distributions per share that we have declared and paid on our common shares during the three months ended March 31, 2020 and 2019:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.12500	$54,616
Fiscal 2020
March 31, 2020	$0.08333	$36,207
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income, the components of accumulated earnings on a tax basis and deferred taxes.
Critical Accounting Policies
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our unaudited consolidated financial statements included herein. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2020 and 2019.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2020 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Goldman Facility(2)	December 2, 2022	$425,000	—	$425,000	—	—
JPMorgan Facility(3)	February 16, 2023	$421,667	—	$421,667	—	—
Senior Secured Notes(4)	August 15, 2023	$500,000	—	$500,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At March 31, 2020, $50,000 remained unused under the financing arrangement. In connection with an amendment to the Goldman Facility on April 1, 2020, Gladwyne Funding permanently prepaid an aggregate amount of $225,000 of the outstanding loans, reducing the outstanding facility amount to $200,000.

(3)
At March 31, 2020, $278,333 remained unused under the financing arrangement. On April 9, 2020, the JPMorgan Facility was amended to, among other things, reduce the revolving loan commitments to $185,000 (the amount of revolving loans then outstanding), thereby reducing the amount available at that time to $0 and bringing the total outstanding facility amount to $416,667. The amendment also provided that additional prepayments of revolving loans will permanently reduce the revolving loan commitments to $140,000, at which point any further prepayments of revolving loans may be reborrowed.

(4)
At March 31, 2020, no amounts remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 44.6% of our portfolio investments (based on fair value) paid variable interest rates, 25.5% paid fixed interest rates, 26.5% were income producing preferred equity and equity/other investments and the remainder (3.4%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. In recent weeks, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2020 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(6,262)	$(8,456)	$2,194	1.2%
No change	—	—	—	—
Up 100 basis points	$11,289	$8,456	$2,833	1.5%
Up 300 basis points	$35,300	$25,367	$9,933	5.4%
Up 500 basis points	$59,342	$42,278	$17,064	9.3%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2020 and 2019, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K other than the risks described below.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has resulted in the following in many affected jurisdictions, including the United States: (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, (ii) increased defaults by borrowers, (iii) volatility in credit markets and (iv) rapidly evolving action by government officials to address the economic and market problems. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of FS/EIG Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.
As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
As announced, our board of trustees has not declared regular cash distributions to shareholders for any period after March 31, 2020 and FS/EIG Advisor and our board of trustees expect that future cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our ability to resume distributions, to pay reduced distributions, to resume paying distributions consistent with our historical range or to continue to pay our distribution fully in cash rather than shares of common stock might be adversely affected by the impact of one or more of the risk factors described in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, including the COVID-19 pandemic described above. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may also be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder’s basis in our common stock and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our common stock even if the shareholder sells its shares for less than the original purchase price.
Our business, results of operations and financial condition have been adversely affected by the recent disruption in the global oil and energy markets and resulting substantial price decline of oil, and the ultimate effect of these events on our business will depend on future developments, which are highly uncertain and cannot be predicted.
As a result of both the significant decrease in demand caused by the COVID-19 pandemic and political tensions between several large oil producing countries, there has been a substantial and unprecedented decline in oil and natural gas prices. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our investments in Energy companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices or other disruptions in the energy markets occur, it is likely that the ability of our portfolio companies to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged period of depressed oil and natural gas prices or other disruptions in the energy markets occur, it is likely that our portfolio companies’ cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us amounts owed or dividends or distributions, as applicable. The full extent to which the decline in oil and natural gas prices and other disruptions in the energy markets will impact our business and that of our portfolio companies remains uncertain; however, there could be a material adverse impact on our or their business, results of operations or financial condition.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of common shares during the three months ended March 31, 2020 pursuant to our share repurchase program and de minimis account liquidation.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	4,877,069	$5.50	4,877,069	(1)
February 1 to February 29, 2020	—	—	—	—
March 1 to March 31, 2020	—	—	—	—
Total	4,877,069		4,877,069

(1)
The maximum number of common shares available for repurchase pursuant to our share repurchase program on January 6, 2020 was 10,974,088. A description of the maximum number of common shares that may be repurchased under our share repurchase program and a description of the de minimis account liquidation are set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program and de minimis account liquidation.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Effective May 13, 2020, Stephen T. Burdumy resigned from our board of trustees so that he may focus on other endeavors. Mr. Burdumy’s resignation from the board was not as a result of any disagreement on any matter relating to our operations, policies or practices.

Item 6.
Exhibits.

3.1	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)
4.1	Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.3	Amendment No. 1 dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 14, 2012.)
10.4	Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.6	Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.7	Amended and Restated Credit Agreement, dated as of June 11, 2014, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 17, 2014.)
10.8	First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2015.)
10.9	Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2016, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 16, 2016.)

10.10	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 14, 2017.)
10.11	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2018, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2018.)
10.12	Asset Contribution Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.13	Investment Management Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.14	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.15	Termination and Release Acknowledgment, dated as of May 11, 2012, by Citibank N.A. in favor of FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.15 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.16	Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 31, 2013.)
10.17	Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.18	Account Control Agreement, dated as of May 24, 2013, by and among EP Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.19	Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.20	Investment Management Agreement, dated as of May 24, 2013, by and between FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.21	Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Natixis, New York Branch, Wells Fargo Bank, National Association and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.22	Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.23	Collateral Management Agreement, dated as of July 11, 2013, by and between FS Energy and Power Fund and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)

10.24	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund’s Current report on Form 8-K filed on May 17, 2013.)
10.25	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.24 to FS Energy and Power Fund’s Form 10-Q filed on May 14, 2018.)
10.26	Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.27	First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 21, 2014.)
10.28	Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.29	U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.30	First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.31	Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.32	Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.33	Loan and Servicing Agreement, dated as of September 9, 2014, among Wayne Funding LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.34	First Amendment to the Loan and Servicing Agreement, dated as of October 13, 2016, among Wayne Funding LLC, as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, Wells Fargo Bank, National Association, as institutional lender, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 14, 2016.)
10.35	Purchase and Sale Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC, as purchaser, and FS Energy and Power Fund, as seller. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.36	Collateral Management Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC and FS Energy and Power Fund, as collateral manager. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.37	Securities Account Control Agreement, dated as of September 9, 2014, by and among Wayne Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.38	Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.39	Indenture, dated as of September 11, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.40	First Supplemental Indenture, dated as of December 15, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)
10.41	Second Supplemental Indenture, dated as of September 21, 2016, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 22, 2016.)
10.42	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.43	Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016.)
10.44	Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 9, 2016.)
10.45	Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)
10.46	Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.47	Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.48	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.49	Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.50	Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.51	Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.52	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.53	Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.54	First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 1, 2015.)
10.55	Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.56	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.57	Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.58	Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.59	Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.60	Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.61	Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)

10.62	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.63	First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.64	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 25, 2017.)
10.65	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.66	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.67	Amendment No. 1 and Waiver, dated as of April 9, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2020.)
10.68	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.69	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.70	First Amendment to Credit Agreement, dated as of September 6, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 10, 2019.)
10.71	Second Amendment to Credit Agreement, dated as of October 15, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2019.)
10.72	Third Amendment to Credit Agreement, dated as of November 14, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 19, 2019.)

10.73	Amended and Restated Credit Agreement, dated as of December 2, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 6, 2019.)
10.74*	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 11, 2020, among Gladwyne Funding LLC, as borrower, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, FS Energy and Power Fund, as equity holder and investment manager, and Wells Fargo Bank, National Association as collateral agent and collateral administrator.
10.75	Letter Agreement, dated as of April 1, 2020, among Gladwyne Funding LLC, FS Energy and Power Fund, Goldman Sachs Bank, USA, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 7, 2020.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2020.
FS Energy and Power Fund
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)