Form 10-Q
period 2020-06-30
FS Energy & Power Fund
filed 2020-08-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 438,391,007 common shares of beneficial interest outstanding as of August 10, 2020.

i

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,381,136 and $3,399,611, respectively)	$1,741,006	$3,108,039
Non-controlled/affiliated investments (amortized cost—$823,220 and $698,631, respectively)	359,176	374,598
Controlled/affiliated investments (amortized cost—$115,137 and $27,464, respectively)	114,834	—
Total investments, at fair value (amortized cost—$3,319,493 and $4,125,706, respectively)	2,215,016	3,482,637
Cash	350,733	149,752
Restricted cash	—	667
Receivable for investments sold and repaid	3,706	729
Swap income receivable	—	395
Unrealized appreciation on swap contracts	—	6,831
Interest receivable	27,614	33,507
Prepaid expenses and other assets	256	266
Total assets	$2,597,325	$3,674,784
Liabilities
Payable for investments purchased	$—	$28,518
Credit facilities payable (net of deferred financing costs of $6,925 and $6,370, respectively)(1)	609,742	730,297
Secured note payable (net of deferred financing costs of $6,300 and $7,344, respectively)(1)	476,506	485,313
Shareholder distributions payable	13,106	10,240
Management fees payable(2)	24,015	15,582
Administrative services expense payable	527	507
Interest payable	18,016	16,567
Unrealized depreciation on swap contracts	—	280
Trustees’ fees payable	208	192
Other accrued expenses and liabilities	4,412	7,683
Total liabilities	1,146,532	1,295,179
Commitments and contingencies ($12,742 and $28,104, respectively)(3)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 436,770,076 and 438,477,007 shares issued and outstanding, respectively	437	438
Capital in excess of par value	3,599,140	3,610,533
Accumulated earnings (deficit)	(2,148,784)	(1,231,366)
Total shareholders’ equity	1,450,793	2,379,605
Total liabilities and shareholders’ equity	$2,597,325	$3,674,784
Net asset value per common share at period end	$3.32	$5.43

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the Company’s management fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$37,301	$73,951	$96,586	$151,810
Paid-in-kind interest income	5,085	2,456	9,252	4,347
Fee income	235	213	510	1,726
Dividend income	—	—	66	—
From non-controlled/affiliated investments:
Interest income	3,204	9,116	15,160	15,902
Paid-in-kind interest income	200	368	3,232	732
Total investment income	46,025	86,104	124,806	174,517
Operating expenses
Management fees	12,144	16,890	27,993	33,938
Administrative services expenses	1,251	1,252	2,309	2,045
Share transfer agent fees	565	800	1,215	1,493
Accounting and administrative fees	188	281	439	553
Interest expense(1)	19,262	21,047	40,318	42,786
Trustees’ fees	208	190	407	378
Other general and administrative expenses	1,649	896	3,179	1,797
Total operating expenses	35,267	41,356	75,860	82,990
Less: Management fee offset(2)	—	(1,161)	(450)	(1,361)
Net expenses	35,267	40,195	75,410	81,629
Net investment income	10,758	45,909	49,396	92,888
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(269,553)	(1,032)	(327,056)	(4,344)
Non-controlled/affiliated	(117,856)	407	(117,856)	445
Controlled/affiliated	(27,464)	—	(27,464)	—
Net realized gain (loss) on swap contracts	—	926	20,250	2,457
Net realized gain (loss) on debt extinguishment	2,591	—	2,591	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	217,537	(18,311)	(348,558)	41,315
Non-controlled/affiliated	44,899	5,859	(140,011)	21,157
Controlled/affiliated	34,844	—	27,161	—
Net change in unrealized appreciation (depreciation) on swap contracts	—	1,587	(6,551)	(10,719)
Net change in unrealized gain (loss) on foreign currency	11	(1)	(15)	—
Total net realized and unrealized gain (loss)	(114,991)	(10,565)	(917,509)	50,311
Net increase (decrease) in net assets resulting from operations	$(104,233)	$35,344	$(868,113)	$143,199
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.24)	$0.08	$(1.99)	$0.33
Weighted average shares outstanding	436,770,076	437,249,452	436,115,710	437,447,484

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operations
Net investment income	$10,758	$45,909	$49,396	$92,888
Net realized gain (loss) on investments, swap contracts and debt extinguishment	(412,282)	301	(449,535)	(1,442)
Net change in unrealized appreciation (depreciation) on investments	297,280	(12,452)	(461,408)	62,472
Net change in unrealized appreciation (depreciation) on swap contracts	—	1,587	(6,551)	(10,719)
Net change in unrealized gain (loss) on foreign currency	11	(1)	(15)	—
Net increase (decrease) in net assets resulting from operations	(104,233)	35,344	(868,113)	143,199
Shareholder distributions(1)
Distributions to shareholders	(13,098)	(54,574)	(49,305)	(109,190)
Net decrease in net assets resulting from shareholder distributions	(13,098)	(54,574)	(49,305)	(109,190)
Capital share transactions(2)
Reinvestment of shareholder distributions	—	26,002	15,429	52,955
Repurchases of common shares	—	(28,915)	(26,823)	(59,365)
Net increase (decrease) in net assets resulting from capital share transactions	—	(2,913)	(11,394)	(6,410)
Total increase (decrease) in net assets	(117,331)	(22,143)	(928,812)	27,599
Net assets at beginning of period	1,568,124	2,697,928	2,379,605	2,648,186
Net assets at end of period	$1,450,793	$2,675,785	$1,450,793	$2,675,785

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(868,113)	$143,199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(257,895)	(547,992)
Paid-in-kind interest	(12,484)	(5,079)
Proceeds from sales and repayments of investments	622,979	568,045
Net realized (gain) loss on investments	472,376	3,899
Net change in unrealized (appreciation) depreciation on investments	461,408	(62,472)
Net change in unrealized (appreciation) depreciation on swap contracts	6,551	10,719
Accretion of discount	(18,763)	(10,171)
Amortization of deferred financing costs and discount	3,483	3,092
(Increase) decrease in receivable for investments sold and repaid	(2,977)	15,851
(Increase) decrease in interest receivable	5,893	(10,847)
(Increase) decrease in swap income receivable	395	254
(Increase) decrease in prepaid expenses and other assets	10	2,288
Increase (decrease) in payable for investments purchased	(28,518)	(52,630)
Increase (decrease) in management fees payable	8,433	(677)
Increase (decrease) in administrative services expense payable	20	353
Increase (decrease) in swap income payable	—	(179)
Increase (decrease) in interest payable(1)	1,449	277
Increase (decrease) in trustees’ fees payable	16	7
Increase (decrease) in other accrued expenses and liabilities	(3,271)	434
Net cash provided by (used in) operating activities	390,992	58,371
Cash flows from financing activities
Repurchases of common shares	(26,823)	(59,365)
Shareholder distributions paid	(31,010)	(55,649)
Borrowings under credit facilities(1)	160,000	175,000
Repayments of credit facilities(1)	(280,000)	(165,000)
Repayments under senior secured notes(1)	(11,000)	—
Deferred financing costs paid	(1,845)	(566)
Net cash provided by (used in) financing activities	(190,678)	(105,580)
Total increase (decrease) in cash	200,314	(47,209)
Cash at beginning of period	150,419	98,506
Cash at end of period	$350,733	$51,297
Supplemental disclosure
Reinvestment of shareholder distributions	$15,429	$52,955
Non-cash purchase of investments	$(123,834)	$(90,774)
Non-cash sales of investments	$123,834	$90,774

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2020 and 2019, the Company paid $35,386 and $39,417, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—43.1%
AIRRO (Mauritius) Holdings II	(k)(p)(w)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	$19,819	$17,167	$14,938
AIRRO (Mauritius) Holdings II	(e)(k)(p)(w)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	15,755	15,755	11,875
Allied Wireline Services, LLC	(f)(n)(w)(y)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	53,007	53,007	53,007
ARB Midstream Operating Company, LLC	(w)	Midstream	L+825	1.0%	11/6/21	2,807	2,801	2,647
Bioenergy Infrastructure Holdings Limited	(k)(w)	Power	L+725	1.0%	12/22/22	861	858	758
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	543	543	478
Bioenergy Infrastructure Holdings Limited	(e)(k)(w)	Power	L+725	1.0%	12/22/22	544	544	479
Birch Permian LLC	(w)	Upstream	L+800	1.5%	4/12/23	49,865	49,552	47,887
BL Sand Hills Unit, L.P.	(f)(m)(o)(w)(x)	Upstream	Prime+650	3.5%	12/17/21	19,200	16,674	288
Brazos Delaware II LLC	(h)	Midstream	L+400		5/21/25	63,333	60,280	43,541
Cimarron Energy Inc.	(w)	Service & Equipment	L+900		6/30/21	7,500	7,500	7,350
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(v)(w)	Upstream	0.0%		12/31/23	100,000	50,717	33,093
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	34,069	33,363	23,849
FR BR Holdings LLC	(h)(w)	Midstream	L+650		12/14/23	86,936	82,951	80,958
Luxe Drillship Operating, LLC	(w)	Upstream	8.0%		10/30/24	18,571	17,889	15,879
Luxe Drillship Operating, LLC	(e)(w)	Upstream	8.0%		10/30/24	31,429	31,429	26,872
MB Precision Holdings LLC	(f)(w)(x)	Industrials	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	7/23/22	4,740	4,676	4,065
MECO IV LLC	(w)	Upstream	L+925	1.5%	9/14/21	35,000	34,888	30,800
MRP CalPeak Holdings, LLC	(h)(w)	Power	L+525	1.5%	1/27/25	14,963	14,963	14,609
MRP West Power Holdings II, LLC	(h)(w)	Power	L+525	1.5%	1/27/25	14,963	14,963	14,625
Navitas Midstream Midland Basin LLC	(h)	Midstream	L+450	1.0%	12/13/24	57,549	56,535	52,190
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,600	38,087	35,912
NNE Holding LLC	(h)(w)	Upstream	L+800		3/2/22	40,000	39,950	36,000
Panda Stonewall LLC	(h)	Power	L+550	1.0%	11/13/21	3,337	3,159	2,918
Permian Production Partners LLC	(f)(m)(o)(w)	Upstream	L+600	1.0%	5/18/24	44,498	43,184	14,107
Plainfield Renewable Energy Holdings LLC	(w)	Power	10.0% (10.0% Max PIK)		8/22/25	2,998	2,998	1,036
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(w)	Power	10.0%		8/22/23	2,709	2,709	772
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5% (9.5% Max PIK)		8/22/25	10,801	10,801	10,855
Swift Worldwide Resources US Holdings Corp.	(h)(w)	Service & Equipment	L+1100, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	59,751	59,751	59,601
Ultra Resources, Inc.	(f)(m)(o)	Upstream	L+375, 0.3% PIK (0.3% Max PIK)	1.0%	4/12/24	10,242	7,091	6,939
Ultra Resources, Inc.	(f)(w)	Upstream	L+400	1.0%	5/14/23	135	135	135
Ultra Resources, Inc.	(e)(w)	Upstream	L+400	1.0%	5/14/23	199	199	199
Warren Resources, Inc.	(w)(x)	Upstream	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	27,646	27,646	27,646
Total Senior Secured Loans—First Lien							802,765	676,308
Unfunded Loan Commitments							(51,179)	(51,179)
Net Senior Secured Loans—First Lien							751,586	625,129
Senior Secured Loans—Second Lien—19.3%
Aethon III BR LLC	(w)	Upstream	L+750	1.5%	1/10/25	10,000	9,878	9,850
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	148,150	146,759	146,260
Arena Energy, LP	(f)(m)(o)(w)	Upstream	L+1200, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	119,090	116,730	15,294
Chisholm Oil and Gas Operating, LLC	(f)(m)(o)(w)	Upstream	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	200,510	196,000	10,025
Chisholm Energy Holdings, LLC	(w)	Upstream	L+625	1.5%	5/15/26	21,429	21,242	19,714
Chisholm Energy Holdings, LLC	(e)(w)	Upstream	L+625	1.5%	5/15/26	8,571	8,571	7,886
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	10/29/25	41,828	35,655	30,535
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	$13,545	$13,490	$13,302
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,478
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	17,950
Rosehill Operating Company, LLC	(f)(w)	Upstream	12.0%		1/31/23	1,667	1,656	1,667
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,864	16,720
Total Senior Secured Loans—Second Lien							590,350	290,681
Unfunded Loan Commitments							(10,076)	(10,076)
Net Senior Secured Loans—Second Lien							580,274	280,605
Senior Secured Bonds—28.1%
Black Swan Energy Ltd.	(k)(w)	Upstream	9.0%		1/20/24	90,000	90,000	87,300
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	42,341	42,138	17,085
FourPoint Energy, LLC	(f)(m)(o)(w)(x)	Upstream	9.0%		12/31/21	235,125	232,233	128,849
Limetree Bay Ventures, LLC	(f)(w)(x)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	22,838	22,838	27,911
Limetree Bay Ventures, LLC	(f)(w)(x)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	32,983	32,016	39,062
Velvet Energy Ltd.	(f)(k)(w)	Upstream	9.0%		10/5/23	120,000	120,000	106,786
Total Senior Secured Bonds							539,225	406,993
Unsecured Debt—13.5%
Global Jet Capital Holdings, LP	(f)(w)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,233	1,120	1,138
Global Jet Capital Holdings, LP	(f)(w)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	7,838	7,117	7,230
Global Jet Capital Holdings, LP	(f)(w)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,620	1,471	1,494
Global Jet Capital Holdings, LP	(f)(w)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,525	1,385	1,407
Global Jet Capital Holdings, LP	(f)(w)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,341	1,218	1,237
Great Western Petroleum, LLC	(w)	Upstream	8.5%		4/15/25	13,636	13,141	12,954
Great Western Petroleum, LLC		Upstream	9.0%		9/30/21	35,830	35,779	21,856
Hammerhead Resources Inc.	(f)(k)(w)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	70,000	69,306	69,300
Limetree Bay Ventures, LLC	(f)(w)(x)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	34,711	34,711	35,512
Limetree Bay Ventures, LLC	(f)(w)(x)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	8,838	8,838	10,822
Lonestar Resources America Inc.	(f)	Upstream	11.3%		1/1/23	22,500	23,189	2,363
Moss Creek Resources, LLC		Upstream	7.5%		1/15/26	6,693	4,969	3,370
Tenrgys, LLC	(f)(m)(n)(o)(w)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	26,875
Whiting Petroleum Corp.	(f)(k)(m)(o)	Upstream	5.8%		3/15/21	5,395	5,240	1,045
Total Unsecured Debt							282,484	196,603

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—37.8%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(w)	Service & Equipment			28,942,003	$1,447	$8,668
Altus Midstream LP, Series A Preferred Units	(j)(w)	Midstream	11.0%	6/28/26	52,856	55,069	49,750
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(w)	Industrials			27,856	2,786	—
Great Western Petroleum, LLC, Preferred Equity	(h)(r)(w)	Upstream	15.5%	12/31/27	36,364	44,397	29,015
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(w)(x)	Midstream	13.5%	11/27/23	86,739,816	86,729	40,074
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(w)(x)	Midstream	13.5%	11/27/23	54,119,947	53,548	—
MB Precision Investment Holdings LLC, Class A Preferred Units	(f)(n)(o)(w)(x)	Industrials			8,952,623	1,880	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(w)	Midstream	14.2%	7/2/27	156,250	163,374	143,355
NuStar, Preferred Equity	(h)(k)(w)	Midstream	12.8%	6/29/28	3,910,165	101,557	118,107
Rosehill Resources, Inc. Preferred Equity	(f)(o)(w)	Upstream			2,536	2,511	254
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(w)	Power	13.1%	6/30/25	70,297	88,081	73,583
TE Holdings, LLC, Preferred Equity	(f)(o)	Upstream			1,475,531	14,734	—
USA Compression Partners, LP, Preferred Equity	(h)(k)(w)	Midstream	9.8%	4/3/28	79,336	77,530	85,825
Total Preferred Equity						693,643	548,631
					Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—4.2%
Sustainable Infrastructure Investments, LLC	(k)(w)(y)	Power			$60,603	$60,603	$60,300
Total Sustainable Infrastructure Investments, LLC						60,603	60,300

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—6.7%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(w)	Service & Equipment	6,944,444	$6,944	$1,510
AIRRO (Mauritius) Holdings II, Warrants	(k)(o)(p)(w)	Power	35	2,652	2,279
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(w)(y)	Service & Equipment	484,000	1,527	1,527
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(w)(y)	Service & Equipment	220,000	—	—
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(w)	Upstream	148,692,908	44,700	34,943
BL Sand Hills Unit, L.P., Net Profits Interest	(f)(o)(s)(w)(x)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(f)(o)(s)(w)(x)	Upstream	N/A	740	—
BL Sand Hills Unit, L.P., Series A Units	(f)(g)(o)(w)(x)	Upstream	29,117	24,019	—
Chisholm Oil and Gas, LLC, Series A Units	(f)(g)(o)(w)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(w)	Service & Equipment	4,302,293	3,950	792
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(w)	Service & Equipment	25,000,000	1,289	4,513
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(f)(n)(o)(w)(x)	Upstream	66,000	66,000	291
FourPoint Energy, LLC, Common Equity, Class D Units	(f)(n)(o)(w)(x)	Upstream	12,374	8,176	55
FourPoint Energy, LLC, Common Equity, Class E-II Units	(f)(g)(o)(w)(x)	Upstream	150,937	37,734	666
FourPoint Energy, LLC, Common Equity, Class E-III Units	(f)(g)(n)(o)(w)(x)	Upstream	222,750	55,688	983
Harvest Oil & Gas Corp., Common Equity	(f)(o)(x)	Upstream	135,062	20,259	2,836
JSS Holdco, LLC, Net Profits Interest	(f)(o)(w)	Industrials	N/A	—	48
Limetree Bay Ventures, LLC, Common Equity	(f)(o)(w)(x)	Midstream	128,645	3,406	—
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(f)(o)(w)	Upstream	N/A	1,354	877
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(w)(x)	Industrials	1,426,110	$490	$—
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(w)	Midstream	2,187,500	3,083	267
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(w)	Midstream	3,125,000	2,623	276
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(w)	Midstream	781,250	576	77
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(w)	Midstream	546,880	630	76
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(t)(w)(x)	Upstream	9,599,928	58,985	32,433
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(u)(w)	Service & Equipment	3,750,000	6,029	1,537
TE Holdings, LLC, Common Equity	(f)(g)(o)	Upstream	2,225,950	18,921	178
USA Compression Partners, LP, Warrants (Market)	(h)(k)(o)(w)	Midstream	793,359	555	1,099
USA Compression Partners, LP, Warrants (Premium)	(h)(k)(o)(w)	Midstream	1,586,719	714	1,809
Warren Resources, Inc., Common Equity	(f)(o)(w)(x)	Upstream	4,415,749	20,754	7,683
Total Equity/Other				411,678	96,755
TOTAL INVESTMENTS—152.7%				$3,319,493	2,215,016
LIABILITIES IN EXCESS OF OTHER ASSETS—(52.7%)					(764,223)
NET ASSETS—100.0%					$1,450,793

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2020, the three-month London Interbank Offered Rate, or LIBOR, was 0.30% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2020, 70.2% of the Company’s total assets represented qualifying assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of June 30, 2020.

(n)
Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.

(o)
Security is non-income producing.

(p)
Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2020
(in thousands, except share amounts)

(q)
Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)
Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Gladwyne Funding LLC.

(s)
Security held within EP Burnett Investments, Inc., a wholly-owned subsidiary of the Company.

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2020.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2020.

(v)
Investment is a real property interest and is included with Senior Secured Loans — First Lien to facilitate comparison with other investments.

(w)
Security is classified as Level 3 in the Company’s fair value hierarchy (See Note 8).

(x)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2020:

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2020
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2020	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
BL Sand Hills Unit, L.P.	$288	$—	$—	$—	$—	$—	$288	$—	$—
MB Precision Holdings LLC	4,585	157	(18)	45	—	(704)	4,065	304	157
Warren Resources, Inc.	27,507	139	—	—	—	—	27,646	1,492	139
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	—	—	(600)	—	(100,302)	100,902	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	223,369	—	—	636	—	(95,156)	128,849	5,647	—
Limetree Bay Ventures, LLC	—	22,838	—	—	—	5,073	27,911	1,633	—
Limetree Bay Ventures, LLC	—	31,994	—	22	—	7,046	39,062	150	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	34,711	—	—	—	801	35,512	1,736	—
Limetree Bay Ventures, LLC	—	8,838	—	—	—	1,984	10,822	589	—
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	86,105	—	624	—	(46,655)	40,074	2,639	1,950
Limetree Bay Ventures, LLC, Preferred Equity	—	53,548	—	—	—	(53,548)	—	970	986
MB Precision Investment Holdings LLC, Class A Preferred Units	1,205	—	—	—	—	(1,205)	—	—	—
Equity/Other
BL Sand Hills Unit, L.P., Net Profits Interest	—	—	—	—	—	—	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	—	—	—	—	—	—	—	—	—
BL Sand Hills Unit, L.P., Series A Units	—	—	—	—	—	—	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	6,906	—	—	—	—	(6,615)	291	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	1,307	—	—	—	—	(1,252)	55	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	15,793	—	—	—	—	(15,127)	666	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	23,306	—	—	—	—	(22,323)	983	—	—
Harvest Oil & Gas Corp., Common Equity	8,644	—	—	—	—	(5,808)	2,836	—	—
Limetree Bay Ventures, LLC, Common Equity	—	3,406	—	—	—	(3,406)	—	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	50,721	—	—	—	—	(18,288)	32,433	—	—
Titan Energy, LLC, Common Equity	16	—	—	—	(17,554)	17,538	—	—	—
Warren Resources, Inc., Common Equity	10,951	—	—	—	—	(3,268)	7,683	—	—
	$374,598	$241,736	$(618)	$1,327	$(117,856)	$(140,011)	$359,176	$15,160	$3,232

(1)
Interest and PIK income presented for the six months ended June 30, 2020.

(y)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2020
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$—	$53,007	$—	$—	$—	$—	$53,007
Lusk Operating LLC	—	—	—	—	(27,464)	27,464	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	—	60,603	—	—	—	(303)	60,300
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	1,527	—	—	—	—	1,527
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—
	$—	$115,137	$—	$—	$(27,464)	$27,161	$114,834
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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Derivative Instruments Swap Contracts—Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
BP Energy Company	Fixed	NYMEX WTI	January 1, 2020 – December 31, 2023	993,727	$61.69	$5,988	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	January 1, 2020 – December 31, 2023	993,702	$2.97	274	280
Total Swap Contracts—Crude Oil						6,262	280

Swap Contracts—Natural Gas(y) Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	February 1, 2020 – December 31, 2023	6,368,951	$2.58	$569	$—
Total Swap Contracts—Natural Gas						569	—
TOTAL SWAP CONTRACTS						$6,831	$280

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2020, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)
guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the six months ended June 30, 2019 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the six months ended June 30, 2020.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2020 and 2019, the Company recognized $86 and $75, respectively, in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the six months ended June 30, 2020 and 2019:
	Six Months Ended June 30,
	2020		2019
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	3,170,138	$15,429	8,588,405	$52,955
Share Repurchase Program	(4,877,069)	(26,823)	(9,655,413)	(59,365)
Net Proceeds from Share Transactions	(1,706,931)	$(11,394)	(1,067,008)	$(6,410)
During the period from July 1, 2020 to August 10, 2020, the Company issued 1,620,931 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,430 at an average price per share of $3.35.
On February 25, 2020, the Company received exemptive relief from the SEC permitting it to offer multiple classes of common shares. While the Company has no present intention to recommence a public offering of its common shares, the Company could do so in the future.
Share Repurchase Program
In light of difficult market conditions and in an effort to preserve liquidity in the Company, the Company’s board of trustees determined to suspend for an indefinite period of time the Company’s share repurchase program and will reassess the Company’s ability to recommence such program in future periods. The Company’s board of trustees determined to terminate the Company’s previously announced quarterly tender offer pursuant to its share repurchase program, or Tender Offer, that it made pursuant to the Tender Offer Statement on Schedule TO originally filed with the SEC on February 24, 2020. As a result of this termination, no common shares were purchased in the Tender Offer and all common shares previously tendered and not withdrawn were promptly returned to tendering holders.

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)
The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2020 and 2019:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
March 31, 2019	April 1, 2019	4,365,903	13%	0.99%	$6.20	27,069
Total		8,934,098				$54,935
Fiscal 2020
December 31, 2019	January 8, 2020	4,354,073	9%	0.99%	$5.50	$23,947
March 31, 2020	—	—	—	—	—	—
Total		4,354,073				$23,947
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of the regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in the regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. The Company conducted the first such repurchase and de minimis account liquidation after the Company’s second quarter 2018 share repurchase offer.
The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the six months ended June 30, 2020 and 2019:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 16, 2019	423,643	0.10%	$6.10	$2,584
March 31, 2019	April 11, 2019	297,672	0.07%	$6.20	1,846
Total		721,315			$4,430
Fiscal 2020
December 31, 2019	January 17, 2020	522,996	0.12%	$5.50	$2,876
March 31, 2020(1)	—	—	—	—	—
Total		522,996			$2,876

(1)
No repurchases were made in the quarter pursuant to the share repurchase program and, as a result, there were no de minimis account liquidations.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020, FS/EIG Advisor has elected to defer the payment of 74.9% of the base management fee to which it is entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until FS/EIG Advisor notifies the Company that it no longer intends to defer payments. FS/EIG Advisor agrees that it will take the deferred payment for any quarter upon the earlier of (1) the date provided by FS/EIG Advisor in a written notice to the Company and (2) the end of the third full calendar quarter following the quarter in which the provision of services to which such deferred payment relates. The deferred payment for any quarter will be deferred without interest and may be taken in such other quarter, in whole or in part, as FS/EIG Advisor shall determine. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest.FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the six months ended June 30, 2020 and 2019, $450 and $1,361, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and six months ended June 30, 2020 and 2019:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2020	2019	2020	2019
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$12,144	$15,729	$27,543	$32,577
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,251	$1,252	$2,309	$2,045

(1)
During the six months ended June 30, 2020 and 2019, $19,110 and $33,254, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $0 and $1,161 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the three months ended June 30, 2020, and $450 and $1,361 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the six months ended June 30, 2020, respectively. As of June 30, 2020, $24,015 in base management fees were payable to FS/EIG Advisor. See above for a discussion of FS/EIG Advisor’s election to defer payment of a portion of the base management fee to which it is entitled.

(2)
During the six months ended June 30, 2020 and 2019, $1,637 and $1,423, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,793 and $1,215 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the six months ended June 30, 2020 and 2019, respectively.

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
Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies. The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. During the six months ended June 30, 2020, the Company did not pay any amounts in expense recoupments to FS Investments. As of June 30, 2020, $12,742 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursement payments from FS Investments to the Company as of June 30, 2020 that may become subject to repayment by the Company to FS Investments:
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

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the six months ended June 30, 2020 and 2019:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
Total	$0.25000	$109,190
Fiscal 2020
March 31, 2020	$0.08333	$36,207
June 30, 2020	0.03000	13,098
Total	$0.11333	$49,305
While the Company’s board of trustees declared a cash distribution in the amount of $0.03 per share, which was paid on July 10, 2020, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that the Company’s

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company's board of trustees has and will continue to evaluate the Company's ability to pay any distributions through the balance of the fiscal year. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the six months ended June 30, 2020 and 2019 were funded through the reimbursement of operating expenses by FS Investments, EIG or FS/EIG Advisor, as applicable. Any distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the six months ended June 30, 2020 and 2019, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the six months ended June 30, 2020 and 2019:
	Six Months Ended June 30,
	2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$49,305	100%	$109,190	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Return of capital	—	—	—	—
Total	$49,305	100%	$109,190	100%

(1)
During the six months ended June 30, 2020 and 2019, 75.0% and 91.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 10.0% and 2.9%, respectively, was attributable to paid-in-kind, or PIK, interest and 15.0% and 5.8%, respectively, was attributable to non-cash accretion of discount.

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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $110,258 and $792,289, respectively.
As of June 30, 2020 and December 31, 2019, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $74,514 and $109,735, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $1,248,282 and $790,173, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,388,776 and $4,169,633 as of June 30, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,173,768) and $(680,438) as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020 and December 31, 2019, the Company had deferred tax assets of $157,322 and $135,803, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2020 and December 31, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $157,322 and $135,803, respectively. For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the six months ended June 30, 2020 and 2019, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of June 30, 2020, the Company did not have any fixed price swap positions.
In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of June 30, 2020, the Company did not have any oil basis swap positions for Argus LLS.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three and six months ended June 30, 2020 and 2019 were as follows:
	Three Months Ended June 30,
	2020		2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$—	$—	$849	$935
Swap Contracts – Natural Gas	—	—	77	652
Total	$—	$—	$926	$1,587

	Six Months Ended June 30,
	2020		2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$19,313	$(5,982)	$2,351	$(11,156)
Swap Contracts – Natural Gas	937	(569)	106	437
Total	$20,250	$(6,551)	$2,457	$(10,719)

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2020 and December 31, 2019:
	June 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$751,586	$625,129	28%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	580,274	280,605	13%	752,528	564,813	16%
Senior Secured Bonds	539,225	406,993	18%	529,773	524,221	15%
Unsecured Debt	282,484	196,603	9%	398,233	323,220	9%
Preferred Equity	693,643	548,631	25%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,603	60,300	3%	—	—	—
Equity/Other	411,678	96,755	4%	480,760	213,970	6%
Total	$3,319,493	$2,215,016	100%	$4,125,706	$3,482,637	100%

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
As of June 30, 2020, the Company held investments in two portfolio companies that it is deemed to “control.” As of June 30, 2020, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (x) and (y) to the unaudited consolidated schedule of investments as of June 30, 2020 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2020, the Company had seven senior secured loan investments with aggregate unfunded commitments of $61,255, one preferred equity investment, Rosehill Resources, Inc., with an unfunded commitment of $833 and unfunded commitments of $2,234 of Sustainable Infrastructure Investments, LLC. As of December 31, 2019, the Company had nine senior secured loan investments with aggregate unfunded commitments of $75,494 and two preferred equity investments with aggregate unfunded commitments of $10,927. As of December 31, 2019, these unfunded preferred equity investments were Limetree Bay Ventures,

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
LLC and Rosehill Resources, Inc. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2020 and December 31, 2019:
	June 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,076,819	48%	$1,802,396	52%
Midstream	793,119	36%	1,061,389	30%
Power	129,654	6%	421,388	12%
Service & Equipment	138,505	6%	178,586	5%
Industrials	16,619	1%	18,878	1%
Sustainable Infrastructure Investments, LLC(1)	60,300	3%	—	—
Total	$2,215,016	100%	$3,482,637	100%

(1)
Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC
On January 2, 2020, Sustainable Infrastructure Investments, LLC, or SIIJV, a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM, was entered into pursuant to the terms of an amended and restated limited liability company agreement of SIIJV between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in US dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee of 0.25% of SIIJV’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2020, the Company and Imperial have funded approximately $69,276 to SIIJV, of which $60,603 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a revolving credit facility, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility is December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of June 30, 2020, total outstanding borrowings under the Seine Funding Facility were $549,636.
Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of June 30, 2020:
Total investments(1)	$605,988
Weighted average current interest rate on debt investments(2)	2.28%
Number of portfolio assets in SIIJV	19
Largest investment in a single portfolio company(1)	$87,511

(1)
At cost.

(2)
Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
Sustainable Infrastructure Investments, LLC Portfolio
As of June 30, 2020 (in thousands)
Portfolio Company(a)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 94.1%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26	$15,723	$15,723	$15,106
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+230	5/23/27	87,511	87,511	82,472
Astoria Energy II LLC		Power	L+150	8/31/24	60,375	60,375	59,666
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24	34,329	34,329	33,978
Cedar Creek II LLC		Renewables	L+188	11/18/23	11,106	11,106	10,995
Ciclo Combinado Tierra Mojada s.r.l. de CV		Power	L+200	6/19/26	32,258	32,258	31,280
Conejo Solar SPA		Renewables	L+225	6/15/36	44,005	44,005	42,522
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25	21,207	21,207	20,989
CPV Maryland, LLC	(f)	Power	L+425	3/31/22	12,913	12,913	12,903
DWBI Class B Member LLC		Renewables	L+175	4/30/25	24,464	24,464	23,920
Flex Intermediate Holdco, LLC	(f)	Midstream	L+250	5/15/23	31,422	31,422	31,085
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26	32,089	32,089	31,087
Fowler Ridge Wind Farm LLC		Renewables	L+183	3/28/25	13,387	13,387	13,326
Meikle Wind Energy, LP	(e)(f)	Renewables	C+150	5/29/24	17,586	13,530	12,798
NES Hercules Class B Member, LLC		Renewables	L+125	12/15/27	25,045	25,045	23,619
SP Armow Wind Ontario LP	(e)	Renewables	C+163	5/20/23	34,882	26,835	25,471
ST EIP Holdco LLC		Midstream	L+250	11/5/24	60,000	60,000	58,466
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28	25,014	25,014	24,589
Total Senior Secured Loans – First Lien						571,213	554,272
Unsecured Debt – 5.9%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22	34,775	34,775	34,601
Total Unsecured Debt						34,775	34,601
TOTAL INVESTMENTS – 100.0%						$605,988	$588,873

Percentages are shown as a percentage of total investments.
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2020, LIBOR was 0.30% and Canadian Dollar Offer Rate, or CDOR, was 0.56%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Security is classified as Level 3.

(e)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2020.

(f)
Position or portion thereof unsettled as of June 30, 2020.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
Below is selected balance sheet information for SIIJV as of June 30, 2020:
Selected Balance Sheet Information
Total investments, at fair value	$588,873
Cash and other assets	20,158
Total assets	$609,031
Debt	$549,636
Other liabilities	3,281
Total liabilities	552,917
Member’s equity	$56,114
Below is selected statement of operations information for SIIJV for the three and six months ended June 30, 2020:
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Selected Statement of Operations Information
Total investment income	$4,969	$11,954
Expenses
Interest expense	3,801	8,549
Custodian and accounting fees	44	85
Administrative services	47	61
Professional services	51	911
Other	10	20
Total expenses	3,953	9,626
Net investment income	1,016	2,328
Net realized and unrealized gain (loss)	8,146	(15,490)
Net increase (decrease) in net assets resulting from operations	$9,162	$(13,162)
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
As of June 30, 2020 and December 31, 2019, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2020 (Unaudited)	December 31, 2019
Level 1 – Price quotations in active markets	$2,836	$46,522
Level 2 – Significant other observable inputs	241,781	856,930
Level 3 – Significant unobservable inputs	1,970,399	2,579,185
Total	$2,215,016	$3,482,637
As of December 31, 2019, the Company’s swap contracts were categorized as follows in the table below.
	December 31, 2019
Valuation Inputs	Assets	Liabilities
Level 1 – Price quotations in active markets	$—	$—
Level 2 – Significant other observable inputs	6,831	280
Level 3 – Significant unobservable inputs	—	—
Total	$6,831	$280
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
The following is a reconciliation for the six months ended June 30, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2020
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$569,778	$533,234	$437,761	$149,300	$721,842	$—	$167,270	$2,579,185
Accretion of discount (amortization of premium)	1,077	220	659	324	12,217	—	—	14,497
Net realized gain (loss)	(76,728)	(172,192)	—	(29,277)	1,142	—	(13,754)	(290,809)
Net change in unrealized appreciation (depreciation)	(18,536)	(110,592)	(103,344)	3,491	(154,974)	(303)	(60,164)	(444,422)
Purchases	114,682	—	54,832	112,848	21,884	60,603	1,527	366,376
Paid-in-kind interest	2,207	—	—	583	9,694	—	—	12,484
Sales and repayments	(132,700)	(600)	—	(69,300)	(63,174)	—	(1,138)	(266,912)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$459,780	$250,070	$389,908	$167,969	$548,631	$60,300	$93,741	$1,970,399
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(57,879)	$(242,988)	$(103,344)	$1,876	$(161,413)	$(303)	$(60,164)	$(624,215)

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
	For the Six Months Ended June 30, 2019
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2020 and December 31, 2019 were as follows:
Type of Investment	Fair Value at June 30, 2020 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$341,546	Market Comparables	Market Yield (%)	6.8% – 24.3%	13.0%
			EBITDA Multiples (x)	4.5x – 8.5x	6.5x
	33,093	Discounted Cash Flow	Discount Rate (%)	20.0% – 25.0%	22.5%
	135	Cost	Cost	100.0% – 100.0%	100.0%
	85,006	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans – Second Lien	234,776	Market Comparables	Market Yield (%)	8.5% – 16.3%	10.2%
			EBITDA Multiples (x)	2.0x – 3.0x	2.5x
	15,294	Other(2)	Other(2)	N/A	N/A
Senior Secured Bonds	389,908	Market Comparables	Market Yield (%)	9.7% – 18.0%	12.9%
Unsecured Debt	141,094	Market Comparables	Market Yield (%)	9.0% – 18.0%	13.2%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	26,875	Other(2)	Other(2)	N/A	N/A
Preferred Equity	8,922	Market Comparables	EBITDA Multiples (x)	4.0x – 7.3x	6.7x
	539,709	Discounted Cash Flow	Discount Rate (%)	8.0% – 23.5%	15.5%
Sustainable Infrastructure Investments, LLC	60,300	Discounted Cash Flow	Discount Rate (%)	11.5% – 12.5%	12.0%
Equity/Other	77,723	Market Comparables	EBITDA Multiples (x)	2.5x – 7.3x	4.5x
			Production Multiples (Mboe/d)	$6,450.0 – $28,750.0	$25,120.0
			Proved Reserves Multiples (Mmboe)	$1.1 – $9.0	$7.8
			Production Multiples (MMcfe/d)	$2,750.0 – $3,250.0	$3,000.0
			Proved Reserves Multiples (Bcfe)	0.6x – 0.7x	0.7x
			PV-10 Multiples (x)	0.3x – 1.6x	1.1x
	3,156	Discounted Cash Flow	Discount Rate (%)	20.5% – 28.0%	25.8%
	3,652	Option Valuation Model	Volatility (%)	55.0% – 70.0%	63.9%
	9,210	Other(2)	Other(2)	N/A	N/A
Total	$1,970,399

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of June 30, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019 and the additional disclosure set forth in this Note 9.
	As of June 30, 2020 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility(3)	Term	L+7.50%	$200,000	$—	December 2, 2022
JPMorgan Facility(4)	Revolving/Term	L+2.75%	416,667	—	February 16, 2023
Senior Secured Notes(5)	Bond	7.50%	489,000	—	August 15, 2023
Total			$1,105,667	$—

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.20%	$425,000	$50,000	December 2, 2022
JPMorgan Facility	Revolving/Term	L+2.75%	311,667	383,333	February 16, 2023
Senior Secured Notes(5)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,236,667	$433,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
On July 8, 2020, Gladwyne Funding repaid in full and terminated the Goldman Facility.

(4)
On July 15, 2020, the Company satisfied the conditions to effectiveness to Amendment No. 2 to the JPMorgan Facility, which, among other things, increased the interest rate margin due under the facility by 0.25% per annum.

(5)
As of June 30, 2020 and December 31, 2019, the fair value of the Senior Secured Notes was approximately $415,924 and $507,500, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three and six months ended June 30, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$4,540	$69	$4,609	$6,806	$163	$6,969
JPMorgan Facility	3,475	582	4,057	3,310	383	3,693
Senior Secured Notes	9,296	1,300	10,596	9,375	1,010	10,385
Total	$17,311	$1,951	$19,262	$19,491	$1,556	$21,047

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
	Six Months Ended June 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$10,024	$136	$10,160	$13,692	$322	$14,014
JPMorgan Facility	8,140	1,029	9,169	7,252	762	8,014
Senior Secured Notes	18,671	2,318	20,989	18,750	2,008	20,758
Total	$36,835	$3,483	$40,318	$39,694	$3,092	$42,786

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2020 were $1,213,337 and 6.00%, respectively. As of June 30, 2020, the Company’s effective interest rate on borrowings was 6.01%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $1,162,247 and 6.83%, respectively. As of June 30, 2019, the Company’s effective interest rate on borrowings was 6.73%.
Recent events such as the rapid spread of the COVID-19 pandemic and the failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production that in turn has severely depressed the price of oil and the associated impacts from these events on the U.S. and global economies (including energy markets), have negatively impacted, and are likely to continue to negatively impact, the business operations of some of the Company’s portfolio companies. The Company cannot at this time fully predict the impact of these events on its business or the business of its portfolio companies, their duration or magnitude or the extent to which they will negatively impact the Company’s portfolio companies’ operating results or the Company’s own results of operations or financial condition. The Company expects that certain of its portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of the Company’s investments.
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
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the events described above, the Company has needed to sell certain investments to satisfy certain margin obligations, and if current market conditions persist or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020. The Company was in compliance with all covenants required by its financing arrangements as of and June 30, 2020 and December 31, 2019.
Goldman Facility
On April 1, 2020, Gladwyne Funding LLC, or Gladwyne Funding, a wholly-owned special-purpose financing subsidiary of the Company, the Company, Goldman Sachs Bank U.S.A., or Goldman, and Wells Fargo Bank, National Association, or Wells Fargo, entered into a letter agreement, or the Goldman Letter Agreement, in respect of (i) the Gladwyne Funding credit facility with Goldman, or as amended, the Goldman Facility and (ii) that certain Non-Recourse Carveout Guaranty Agreement, dated as of December 2, 2019, or the Limited Guaranty, by the Company and in favor of Goldman and Wells Fargo, as collateral agent. The Goldman Letter Agreement provided that through July 1, 2020, or the Standstill Period, certain provisions of the Goldman Facility, the Limited Guaranty and the related transaction documents would not be operative and none of Goldman, Wells Fargo or any of the lenders party to the Goldman Facility would exercise any remedies in connection with such provisions. In addition, the Goldman Letter Agreement provided for certain amendments to the Goldman Facility, including a suspension of all financial covenants during the Standstill Period. Pursuant to the Goldman Letter Agreement, the interest rate under the Goldman Facility was increased to LIBOR plus 7.50% per annum (from LIBOR plus 3.20% per annum) during the Standstill Period before decreasing to LIBOR plus 5.20% per annum when the Standstill Period ended. In connection with the execution of the Goldman Letter Agreement, Gladwyne Funding prepaid $205,000 under the Goldman Facility and agreed to prepay an additional $20,000 after closing using cash proceeds from asset sales, principal proceeds and interest proceeds. On July 8, 2020, Gladwyne Funding repaid in full and terminated the Goldman Facility.
Gladwyne Funding incurred certain customary costs and expenses in connection with the closing of the Goldman Letter Agreement and the termination of the Goldman Facility.
JPMorgan Facility
On April 9, 2020, the Company entered into Amendment No. 1 and Waiver, or JPMorgan Amendment No. 1, to the Company’s senior secured revolving credit facility with JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other lenders and agents party thereto, or as amended, the JPMorgan Facility. JPMorgan Amendment No. 1 reduced revolving loan commitments under the JPMorgan Facility to $185,000, which amount was equal to the amount of then currently outstanding revolving loans under the JPMorgan Facility. Upon the occurrence of certain events and subject to certain specified thresholds, JPMorgan Amendment No. 1 required the Company to make certain prepayments of outstanding loans and additional reductions of the revolving commitments. JPMorgan

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
Amendment No. 1 also reduced the minimum shareholders’ equity the Company is required to maintain as of the end of each fiscal quarter, to $900,000 for the fiscal quarters ending in March, June and September of 2020 and $1,150,000 for each fiscal quarter thereafter. Additionally, JPMorgan Amendment No. 1 restricted the ability of the Company to make most discretionary cash dividends and distributions and other restricted payments.
The Company incurred certain customary fees, costs and expenses in connection with the closing of JPMorgan Amendment No. 1.
On July 6, 2020, the Company entered into Amendment No. 2, or JPMorgan Amendment No. 2, to the JPMorgan Facility. Upon its effectiveness, among other things, JPMorgan Amendment No. 2 set the minimum shareholders’ equity the Company is required to maintain as of the end of each fiscal quarter at $900,000 for the remaining life of the facility. JPMorgan Amendment No. 2 also increased the interest rate margin due under the facility (i) for loans bearing interest by reference to the adjusted eurocurrency rate, from 2.75% per annum to 3.00% per annum and (ii) for loans bearing interest by reference to the alternate base rate, from 1.75% per annum to 2.00% per annum. Additionally, JPMorgan Amendment No. 2 provided capacity for up to $150,000 in commitment increases, upon the Company’s request and with lender participation, and expanded borrowing base capacity by permitting the inclusion of certain performing preferred stock in the borrowing base. On July 15, 2020, the Company satisfied the conditions to effectiveness for JPMorgan Amendment No. 2, including, among others, (i) repaying and discharging in full all obligations (including outstanding principal, accrued interest, and other fees and expenses) under the Goldman Facility and (ii) joining Gladwyne Funding, EP Synergy Investments, Inc., Gladwyne Funding’s wholly-owned subsidiary, and FS Power Investments, LLC, the Company’s wholly-owned subsidiary, as guarantors and grantors that guarantee and secure with substantially all of their assets the obligations under both the JPMorgan Facility and the Indenture, dated as of August 6, 2018, with U.S. Bank National Association, as trustee.
The Company incurred certain customary fees, costs and expenses in connection with the closing of JPMorgan Amendment No. 2.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2020 and the year ended December 31, 2019:
	Six Months Ended June 30, 2020 (Unaudited)	Year Ended December 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$5.43	$6.01
Results of operations(2)
Net investment income	0.11	0.46
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.11)	(0.54)
Net increase (decrease) in net assets resulting from operations	(2.00)	(0.08)
Shareholder distributions(3)
Distributions from net investment income	(0.11)	(0.50)
Net decrease in net assets resulting from shareholder distributions	(0.11)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.32	$5.43
Shares outstanding, end of period	436,770,076	438,477,007
Total return(6)	(38.04)%	(1.83)%
Total return (without assuming reinvestment of distributions)(6)	(36.83)%	(1.33)%
Ratio/Supplemental Data:
Net assets, end of period	$1,450,793	$2,379,605
Ratio of net investment income to average net assets(7)	5.02%	7.76%
Ratio of total operating expenses to average net assets(7)	7.75%	6.54%
Portfolio turnover(8)	13.28%	32.88%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,105,667	$1,236,667
Asset coverage per unit(9)	2.31	2.92

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2020 are annualized. Annualized ratios for the six months ended June 30, 2020 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the six months ended June 30, 2020 and year ended December 31, 2019:

	Six Months Ended June 30, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio of interest expense to average net assets	4.12%	3.40%

(8)
Portfolio turnover for the six months ended June 30, 2020 is not annualized.

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
COVID-19 and Energy Market Developments
Recent events such as the rapid spread of the COVID-19 pandemic and the failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production that in turn has severely depressed the price of oil and the associated impacts from these events on the U.S. and global economies (including energy markets), have negatively impacted, and are likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of these events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
These events have already had adverse effects on our investment income and we expect that such adverse effects will continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results. In addition, depressed mark-to-market valuations of many of our portfolio companies have materially reduced the value of collateral available to secure our financing arrangements. Consequently, this has adversely impacted our liquidity, may cause us to fall out of compliance with certain portfolio requirements under the 1940 Act that are tied to the value of our investments and, in each case, may continue to do so in the future.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, we previously determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Moreover, while our board of trustees declared a cash distribution in the amount of $0.03 per share, which was paid on July 10, 2020, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and we expect that future regular cash distributions to shareholders will be suspended until such time that we believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions through the balance of the fiscal year. Accordingly, there can be no assurance that we will be able to pay distributions in the future.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2020 and for the Year Ended December 31, 2019
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2020:
Net Investment Activity	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Purchases	$173,297	$381,729
Sales and Repayments	(394,639)	(746,813)
Net Portfolio Activity	$(221,342)	$(365,084)

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans – First Lien	$70,137	41%	$130,035	34%
Senior Secured Loans – Second Lien	—	—	—	—
Senior Secured Bonds	31,994	18%	54,832	14%
Unsecured Debt	69,300	40%	112,848	30%
Preferred Equity	—	—	21,884	6%
Sustainable Infrastructure Investments, LLC	339	0%	60,603	16%
Equity/Other	1,527	1%	1,527	0%
Total	$173,297	100%	$381,729	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2020 and December 31, 2019:
	June 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$751,586	$625,129	28%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	580,274	280,605	13%	752,528	564,813	16%
Senior Secured Bonds	539,225	406,993	18%	529,773	524,221	15%
Unsecured Debt	282,484	196,603	9%	398,233	323,220	9%
Preferred Equity	693,643	548,631	25%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,603	60,300	3%	—	—	—
Equity/Other	411,678	96,755	4%	480,760	213,970	6%
Total	$3,319,493	$2,215,016	100%	$4,125,706	$3,482,637	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2020 and December 31, 2019:
	June 30, 2020	December 31, 2019
Number of Portfolio Companies	58	77
% Variable Rate (based on fair value)	38.7%	47.4%
% Fixed Rate (based on fair value)	29.5%	25.7%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	27.0%	20.3%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	4.8%	6.6%
Weighted Average Annual EBITDA of Portfolio Companies	$288,469	$248,795
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.1%	96.1%
% of Investments on Non-Accrual (based on fair value)	11.0%	2.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.0%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) – Excluding Non-Income Producing Assets	9.7%	10.1%
While our board of trustees declared a cash distribution in the amount of $0.03 per share, which was paid on July 10, 2020, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions through the balance of the fiscal year. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on our regular monthly cash distribution rate of $0.020833 per share as of March 31, 2020, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.65 per share, the annualized distribution rate to shareholders as of March 31, 2020 was 6.85%. Based on our regular monthly cash distribution rate of $0.041667 per share as of December 31,

2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of $5.50 per share, the annualized distribution rate to shareholders as of December 31, 2019 was 9.09%. For the six months ended June 30, 2020 and year ended December 31, 2019, our total return was (38.04)% and (1.83)%, respectively, and our total return without assuming reinvestment of distributions was (36.83)% and (1.33)%, respectively.
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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2020:
New Direct Originations	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Total Commitments (including unfunded commitments)	$154,640	$321,446
Exited Investments (including partial paydowns)	(502,164)	(607,591)
Net Direct Originations	$(347,524)	$(286,145)

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans – First Lien	$53,007	34%	$83,007	26%
Senior Secured Loans – Second Lien	—	—	—	—
Senior Secured Bonds	31,994	21%	54,832	17%
Unsecured Debt	69,300	45%	112,848	35%
Preferred Equity	—	—	10,156	3%
Sustainable Infrastructure Investments, LLC	339	0%	60,603	19%
Equity/Other	—	—	—	—
Total	$154,640	100%	$321,446	100%

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Average New Direct Origination Commitment Amount	$38,660	$40,181
Weighted Average Maturity for New Direct Originations	2/20/24	6/14/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	12.7%	12.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period – Excluding Non-Income Producing Assets	12.7%	12.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.8%	10.6%

The following table presents certain selected information regarding our direct originations as of June 30, 2020 and December 31, 2019:
Characteristics of All Direct Originations held in Portfolio	June 30, 2020	December 31, 2019
Number of Portfolio Companies	46	49
Weighted Average Annual EBITDA of Portfolio Companies	$301,435	$267,575
Weighted Average Leverage Through Tranche of Portfolio Companies – Excluding Equity/Other Securities	3.8x	4.7x
% of Investments on Non-Accrual (based on fair value)	12.0%	2.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	5.9%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations – Excluding Non-Income Producing Assets	10.1%	10.4%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2020 and December 31, 2019:
	June 30, 2020		December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,970,399	89%	$2,617,063	75%
Broadly Syndicated/Other	244,617	11%	865,574	25%
Total	$2,215,016	100%	$3,482,637	100%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2020 and December 31, 2019:
	June 30, 2020		December 31, 2019
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	906,661	41%	2,115,875	61%
3	972,746	44%	805,934	23%
4	69,665	3%	206,535	6%
5	265,944	12%	354,293	10%
Total	$2,215,016	100%	$3,482,637	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenues
Our investment income for the three and six months ended June 30, 2020 and 2019 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$40,505	88%	$83,067	97%	$111,746	90%	$167,712	96%
Paid-in-kind interest income	5,285	11%	2,824	3%	12,484	10%	5,079	3%
Fee income	235	1%	213	0%	510	0%	1,726	1%
Dividend income	—	—	—	—	66	0%	—	—
Total investment income(1)	$46,025	100%	$86,104	100%	$124,806	100%	$174,517	100%

(1)
Such revenues represent $33,062 and $78,014 of cash income earned as well as $12,963 and $8,090 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2020 and 2019, respectively. Such revenues represent $93,558 and $159,268 of cash income earned as well as $31,248 and $15,249 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2020 and 2019, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio and certain investments being placed on non-accrual. The increase in the amount of PIK income for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to the increase in the size of our directly originated investments and structured preferred equity investments.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the decrease of origination and prepayment activity during the period.
Expenses
Our operating expenses for the three and six months ended June 30, 2020 and 2019 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$12,144	$16,890	$27,993	$33,938
Administrative services expenses	1,251	1,252	2,309	2,045
Share transfer agent fees	565	800	1,215	1,493
Accounting and administrative fees	188	281	439	553
Interest expense	19,262	21,047	40,318	42,786
Trustees’ fees	208	190	407	378
Expenses associated with our independent audit and related fees	120	112	224	216
Legal fees	781	135	920	274
Printing fees	64	275	358	569
Other	684	374	1,677	738
Total operating expenses	35,267	41,356	75,860	82,990
Less: Management fee offset	—	(1,161)	(450)	(1,361)
Net operating expenses	$35,267	$40,195	$75,410	$81,629
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2020 and 2019:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ratio of operating expenses to average net assets	2.18%	1.54%	3.87%	3.12%
Ratio of management fee offset to average net assets	—	(0.04)%	(0.02)%	(0.05)%
Ratio of net operating expenses to average net assets	2.18%	1.50%	3.85%	3.07%
Ratio of interest expense to average net assets	(1.19)%	(0.79)%	(2.06)%	(1.61)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.99%	0.71%	1.79%	1.46%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, among other factors.
Management Fee Offset
Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $0 and $1,161 for the three months ended June 30, 2020 and 2019, respectively, and $450 and $1,361 for the six months ended June 30, 2020 and 2019, respectively. See

Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and six months ended June 30, 2020 and 2019.
Net Investment Income
Our net investment income totaled $10,758 ($0.02 per share) and $45,909 ($0.10 per share) for the three months ended June 30, 2020 and 2019, respectively, and $49,396 ($0.11 per share) and $92,888 ($0.21 per share) for the six months ended June 30, 2020 and 2019, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, swap contracts and debt extinguishment for the three and six months ended June 30, 2020 and 2019, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized gain (loss) on investments(1)	$(414,873)	$(625)	$(472,376)	$(3,899)
Net realized gain (loss) on swap contracts	—	926	20,250	2,457
Net realized gain (loss) on debt extinguishment	2,591	—	2,591	—
Total net realized gain (loss)	$(412,282)	$301	$(449,535)	$(1,442)

(1)
We sold investments and received principal repayments of $383,964 and $10,675, respectively, during the three months ended June 30, 2020 and $260,809 and $46,568, respectively, during the three months ended June 30, 2019. We sold investments and received principal repayments of $677,868 and $68,945, respectively, during the six months ended June 30, 2020 and $561,126 and $97,693, respectively, during the six months ended June 30, 2019.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and six months ended June 30, 2020 and 2019 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$297,280	$(12,452)	$(461,408)	$62,472
Net change in unrealized appreciation (depreciation) on swap contracts	—	1,587	(6,551)	(10,719)
Net change in unrealized appreciation (depreciation) on foreign currency	11	(1)	(15)	—
Total net change in unrealized appreciation (depreciation)	$297,291	$(10,866)	$(467,974)	$51,753
During the three months ended June 30, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses. During the six months ended June 30, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our investments due to, among other things, the adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact, the failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production and the conversion of unrealized depreciation to realized losses. During the three months ended June 30, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of certain of our upstream investments. The change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2019 was primarily driven by the performance of certain of our midstream and power investments during the first quarter.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $(104,233) ($(0.24) per share) and $35,344 ($0.08 per share), respectively. For the six months ended June 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $(868,113) ($(1.99) per share) and $143,199 ($0.33 per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2020, we had $350,733 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts. As of June 30, 2020, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2020, we had seven senior secured loan investments with aggregate unfunded commitments of $61,255, one preferred equity investment with aggregate unfunded commitments of $833 and unfunded commitments of $2,234 of Sustainable Infrastructure Investments, LLC. This paragraph should be read in conjunction with “Financing Arrangements” below for information regarding amendments to our financing arrangements following June 30, 2020. See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding the repayment of the Goldman Facility.
We maintain sufficient cash on hand and/or liquid securities to fund such unfunded commitments should the need arise.
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

Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2020:
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility(3)	Term	L+7.50%	$200,000	$—	December 2, 2022
JPMorgan Facility(4)	Revolving/Term	L+2.75%	416,667	—	February 16, 2023
Senior Secured Notes(5)	Bond	7.50%	489,000	—	August 15, 2023
Total			$1,105,667	$—

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
On July 8, 2020, Gladwyne Funding repaid in full and terminated the Goldman Facility.

(4)
On July 15, 2020, we satisfied the conditions to effectiveness to Amendment No. 2 to the JPMorgan Facility, which, among other things, increased the interest rate margin due under the facility by 0.25% per annum.

(5)
As of June 30, 2020, the fair value of the Senior Secured Notes was approximately $415,924.

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
While our board of trustees declared a cash distribution in the amount of $0.03 per share, which was paid on July 10, 2020, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions through the balance of the fiscal year. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the six months ended June 30, 2020 and 2019:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
Total	$0.25000	$109,190
Fiscal 2020
March 31, 2020	$0.08333	$36,207
June 30, 2020	0.03000	$13,098
Total	$0.11333	$49,305
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement, the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2020 and 2019 and for FS/EIG Advisor’s election to defer payment of a portion of the base management fee to which it is entitled.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2020 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Goldman Facility(2)(4)	December 2, 2022	$200,000	—	$200,000	—	—
JPMorgan Facility(3)(4)	February 16, 2023	$416,667	—	$416,667	—	—
Senior Secured Notes(4)	August 15, 2023	$489,000	—	$489,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
On July 8, 2020, Gladwyne Funding repaid in full and terminated the Goldman Facility.

(3)
On July 15, 2020, we satisfied the conditions to effectiveness to Amendment No. 2 to the JPMorgan Facility, which, among other things, increased the interest rate margin due under the facility by 0.25% per annum.

(4)
At June 30, 2020, no amounts remained unused under the financing arrangements.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 38.7% of our portfolio investments (based on fair value) paid variable interest rates, 29.5% paid fixed interest rates, 27.0% were income producing preferred equity and equity/other investments and the remainder (4.8%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. In recent months, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2020 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$(673)	$(1,534)	$861	0.6%
No change	—	—	—	—
Up 100 basis points	$2,881	$5,112	$(2,231)	(1.6)%
Up 300 basis points	$15,228	$15,335	$(107)	(1.0)%
Up 500 basis points	$28,632	$25,559	$3,073	2.3%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2020 and 2019, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2020.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable. See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program and de minimis account liquidation.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Not applicable.

Item 6.
Exhibits.

3.1	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)
4.1	Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.3	Amendment No. 1 dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 14, 2012.)
10.4	Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.6	Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.7	Amended and Restated Credit Agreement, dated as of June 11, 2014, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 17, 2014.)
10.8	First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2015, by and among FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2015.)
10.9	Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2016, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 16, 2016.)

10.10	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2017, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 14, 2017.)
10.11	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2018, by and among FSEP Term Funding, LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and a lender, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 15, 2018.)
10.12	Asset Contribution Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.8 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.13	Investment Management Agreement, dated as of June 24, 2011, by and between FS Energy and Power Fund and FSEP Term Funding, LLC. (Incorporated by reference to Exhibit 10.9 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.14	Security Agreement, dated as of June 24, 2011, by and between FSEP Term Funding, LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on June 27, 2011.)
10.15	Termination and Release Acknowledgment, dated as of May 11, 2012, by Citibank N.A. in favor of FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.15 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on May 15, 2012.)
10.16	Termination Acknowledgment (TRS), dated as of May 24, 2013, by and between EP Investments LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 31, 2013.)
10.17	Loan Agreement, dated as of May 24, 2013, by and among EP Funding LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.18	Account Control Agreement, dated as of May 24, 2013, by and among EP Funding LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.19	Security Agreement, dated as of May 24, 2013, by and between EP Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.20	Investment Management Agreement, dated as of May 24, 2013, by and between FS Energy and Power Fund and EP Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 29, 2013.)
10.21	Credit Agreement, dated as of July 11, 2013, by and among Energy Funding LLC, Natixis, New York Branch, Wells Fargo Bank, National Association and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.22	Securities Account Control Agreement, dated as of July 11, 2013, by and among Energy Funding LLC and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)
10.23	Collateral Management Agreement, dated as of July 11, 2013, by and between FS Energy and Power Fund and Energy Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 16, 2013.)

10.24	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund’s Current report on Form 8-K filed on May 17, 2013.)
10.25	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.24 to FS Energy and Power Fund’s Form 10-Q filed on May 14, 2018.)
10.26	Committed Facility Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.27	First Amendment Agreement, dated as of August 18, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 21, 2014.)
10.28	Fifth Amendment to the Committed Facility Agreement, dated as of May 4, 2016 by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.29	U.S. PB Agreement, dated as of December 11, 2013, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.30	First Amendment to the U.S. PB Agreement, dated as of May 4, 2016, by and between Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 10, 2016.)
10.31	Special Custody and Pledge Agreement, dated as of December 11, 2013, by and among State Street Bank and Trust Company, Berwyn Funding LLC and BNP Paribas Prime Brokerage, Inc. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.32	Investment Management Agreement, dated as of December 11, 2013, by and between FS Energy and Power Fund and Berwyn Funding LLC. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 17, 2013.)
10.33	Loan and Servicing Agreement, dated as of September 9, 2014, among Wayne Funding LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.34	First Amendment to the Loan and Servicing Agreement, dated as of October 13, 2016, among Wayne Funding LLC, as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, Wells Fargo Bank, National Association, as institutional lender, and Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 14, 2016.)
10.35	Purchase and Sale Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC, as purchaser, and FS Energy and Power Fund, as seller. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.36	Collateral Management Agreement, dated as of September 9, 2014, by and between Wayne Funding LLC and FS Energy and Power Fund, as collateral manager. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.37	Securities Account Control Agreement, dated as of September 9, 2014, by and among Wayne Funding LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.38	Amended and Restated Sale and Contribution Agreement, dated as of September 11, 2014, by and between FS Energy and Power Fund and Gladwyne Funding LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.39	Indenture, dated as of September 11, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.40	First Supplemental Indenture, dated as of December 15, 2014, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)
10.41	Second Supplemental Indenture, dated as of September 21, 2016, by and between Gladwyne Funding LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 22, 2016.)
10.42	Gladwyne Funding LLC Floating Rate Notes due 2024. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.43	Amended and Restated September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Strafford Funding LLC, dated as of September 21, 2016. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016.)
10.44	Second Amended and Restated Master Confirmation, dated as of September 21, 2016, by and between Goldman Sachs Bank USA and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.56 of FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 9, 2016.)
10.45	Amended and Restated Revolving Credit Agreement, dated as of December 15, 2014, by and between FS Energy and Power Fund and Strafford Funding LLC. (Incorporated by reference to Exhibit 10.3 of FS Energy and Power Fund’s Current Report on Form 8-K filed on December 19, 2014.)
10.46	Amended and Restated Investment Management Agreement, dated as of September 11, 2014, by and between Gladwyne Funding LLC and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.10 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)
10.47	Collateral Administration Agreement, dated as of September 11, 2014, by and among Gladwyne Funding LLC, FS Energy and Power Fund and Virtus Group, LP. (Incorporated by reference to Exhibit 10.11 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 15, 2014.)

10.48	Term Loan and Security Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders from time to time party thereto and the other loan parties from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.49	Contribution Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.50	Investment Management Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Foxfields Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.51	Securities Account Control Agreement, dated as of November 6, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.52	Guaranty, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.53	Pledge Agreement, dated as of November 6, 2015, by and between FS Energy and Power Fund and Fortress Credit Co LLC. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 12, 2015.)
10.54	First Amendment to Term Loan and Security Agreement, dated as of November 25, 2015, by and among Foxfields Funding LLC, Fortress Credit Co LLC, as administrative agent, the lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 1, 2015.)
10.55	Consent and Third Amendment to Term Loan and Security Agreement, dated as of March 16, 2018, among Foxfields Funding LLC, as borrower, Fortress Credit Co LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.56	Senior Secured Revolving Credit Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as administrative agent, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.57	Contribution Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.58	Investment Management Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Bryn Mawr Funding LLC. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.59	Control Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, Barclays Bank PLC, as collateral agent, and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.4 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.60	Guaranty, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.5 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.61	Pledge Agreement, dated as of May 18, 2016, by and between FS Energy and Power Fund and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)

10.62	Guarantee, Pledge and Security Agreement, dated as of May 18, 2016, by and among Bryn Mawr Funding LLC, any subsidiary guarantors from time to time party thereto, Barclays Bank PLC, as revolving administrative agent, and Barclays Bank PLC, as collateral agent. (Incorporated by reference to Exhibit 10.7 to FS Energy and Power Fund’s Current Report on Form 8-K filed on May 24, 2016.)
10.63	First Amendment to Senior Secured Revolving Credit Agreement, dated as of March 14, 2018, among Bryn Mawr Funding, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent, and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on March 19, 2018.)
10.64	Credit Agreement, dated as of April 19, 2017, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 25, 2017.)
10.65	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.66	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.67	Amendment No. 1 and Waiver, dated as of April 9, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2020.)
10.68	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.69	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.70	First Amendment to Credit Agreement, dated as of September 6, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on September 10, 2019.)
10.71	Second Amendment to Credit Agreement, dated as of October 15, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2019.)
10.72	Third Amendment to Credit Agreement, dated as of November 14, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on November 19, 2019.)

10.73	Amended and Restated Credit Agreement, dated as of December 2, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 6, 2019.)
10.74	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 11, 2020, among Gladwyne Funding LLC, as borrower, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, FS Energy and Power Fund, as equity holder and investment manager, and Wells Fargo Bank, National Association as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.74 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on May 13, 2020.)
10.75	Letter Agreement, dated as of April 1, 2020, among Gladwyne Funding LLC, FS Energy and Power Fund, Goldman Sachs Bank, USA, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 7, 2020.)
10.76	Amendment No. 1 and Waiver, dated as of April 9, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A.. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2020.)
10.77	Amendment No. 2, dated as of July 6, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A.. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 21, 2020.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2020.
FS Energy and Power Fund
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)