Form 10-Q
period 2020-09-30
FS Energy & Power Fund
filed 2020-11-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 440,020,257 common shares of beneficial interest outstanding as of November 10, 2020.

i

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$2,346,832 and $3,399,611, respectively)	$1,851,716	$3,108,039
Non-controlled/affiliated investments (amortized cost—$374,604 and $698,631, respectively)	233,727	374,598
Controlled/affiliated investments (amortized cost—$115,137 and $27,464, respectively)	115,281	—
Total investments, at fair value (amortized cost—$2,836,573 and $4,125,706, respectively)	2,200,724	3,482,637
Cash	159,570	149,752
Restricted cash	—	667
Receivable for investments sold and repaid	614	729
Swap income receivable	—	395
Unrealized appreciation on swap contracts	—	6,831
Interest receivable	19,064	33,507
Prepaid expenses and other assets	187	266
Total assets	$2,380,159	$3,674,784
Liabilities
Payable for investments purchased	$—	$28,518
Credit facilities payable (net of deferred financing costs of $6,291 and $6,370, respectively)(1)	410,376	730,297
Secured note payable (net of deferred financing costs of $5,792 and $7,344, respectively)(1)	477,514	485,313
Shareholder distributions payable	13,164	10,240
Management fees payable(2)	31,591	15,582
Administrative services expense payable	1,337	507
Interest payable	5,045	16,567
Unrealized depreciation on swap contracts	—	280
Trustees’ fees payable	190	192
Other accrued expenses and liabilities	4,327	7,683
Total liabilities	943,544	1,295,179
Commitments and contingencies ($5,647 and $28,104, respectively)(3)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 438,393,705 and 438,477,007 shares issued and outstanding, respectively	438	438
Capital in excess of par value	3,604,581	3,610,533
Accumulated earnings (deficit)	(2,168,404)	(1,231,366)
Total shareholders’ equity	1,436,615	2,379,605
Total liabilities and shareholders’ equity	$2,380,159	$3,674,784
Net asset value per common share at period end	$3.28	$5.43

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the Company’s management fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$28,644	$81,714	$125,230	$233,524
Paid-in-kind interest income	4,131	2,829	13,383	7,176
Fee income	352	—	862	1,726
Dividend income	—	—	66	—
From non-controlled/affiliated investments:
Interest income	5,510	6,959	20,670	22,861
Paid-in-kind interest income	5,921	315	9,153	1,047
Fee income	—	4,657	—	4,657
From controlled/affiliated investments:
Interest income	1,561	—	1,561	—
Total investment income	46,119	96,474	170,925	270,991
Operating expenses
Management fees	10,626	17,533	38,619	51,471
Administrative services expenses	2,628	1,330	4,937	3,375
Share transfer agent fees	738	658	1,953	2,151
Accounting and administrative fees	172	354	611	907
Interest expense(1)	19,834	23,050	60,152	65,836
Trustees’ fees	190	192	597	570
Other general and administrative expenses	1,236	1,163	4,415	2,960
Total operating expenses	35,424	44,280	111,284	127,270
Less: Management fee offset(2)	(2)	(3,158)	(452)	(4,519)
Net expenses	35,422	41,122	110,832	122,751
Net investment income	10,697	55,352	60,093	148,240
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(176,011)	(18,383)	(503,067)	(22,727)
Non-controlled/affiliated	(309,777)	6,065	(427,633)	6,510
Controlled/affiliated	—	—	(27,464)	—
Net realized gain (loss) on swap contracts	—	1,613	20,250	4,070
Net realized gain (loss) on debt extinguishment	—	—	2,591	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	145,014	(83,028)	(203,544)	(41,713)
Non-controlled/affiliated	323,167	(59,188)	183,156	(38,031)
Controlled/affiliated	447	—	27,608	—
Net change in unrealized appreciation (depreciation) on swap contracts	—	3,800	(6,551)	(6,919)
Net change in unrealized gain (loss) on foreign currency	6	—	(9)	—
Total net realized and unrealized gain (loss)	(17,154)	(149,121)	(934,663)	(98,810)
Net increase (decrease) in net assets resulting from operations	$(6,457)	$(93,769)	$(874,570)	$49,430
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.01)	$(0.21)	$(2.00)	$0.11
Weighted average shares outstanding	438,305,464	437,324,544	436,850,956	437,406,054

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operations
Net investment income	$10,697	$55,352	$60,093	$148,240
Net realized gain (loss) on investments, swap contracts and debt extinguishment	(485,788)	(10,705)	(935,323)	(12,147)
Net change in unrealized appreciation (depreciation) on investments	468,628	(142,216)	7,220	(79,744)
Net change in unrealized appreciation (depreciation) on swap contracts	—	3,800	(6,551)	(6,919)
Net change in unrealized gain (loss) on foreign currency	6	—	(9)	—
Net increase (decrease) in net assets resulting from operations	(6,457)	(93,769)	(874,570)	49,430
Shareholder distributions(1)
Distributions to shareholders	(13,163)	(54,542)	(62,468)	(163,732)
Net decrease in net assets resulting from shareholder distributions	(13,163)	(54,542)	(62,468)	(163,732)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,442	24,826	20,871	77,781
Repurchases of common shares	—	(27,940)	(26,823)	(87,305)
Net increase (decrease) in net assets resulting from capital share transactions	5,442	(3,114)	(5,952)	(9,524)
Total increase (decrease) in net assets	(14,178)	(151,425)	(942,990)	(123,826)
Net assets at beginning of period	1,450,793	2,675,785	2,379,605	2,648,186
Net assets at end of period	$1,436,615	$2,524,360	$1,436,615	$2,524,360

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(874,570)	$49,430
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(299,218)	(912,202)
Paid-in-kind interest	(22,536)	(8,223)
Proceeds from sales and repayments of investments	677,114	745,925
Net realized (gain) loss on investments	958,164	16,217
Net change in unrealized (appreciation) depreciation on investments	(7,220)	79,744
Net change in unrealized (appreciation) depreciation on swap contracts	6,551	6,919
Accretion of discount	(24,391)	(18,306)
Amortization of deferred financing costs and discount	5,793	4,640
(Increase) decrease in receivable for investments sold and repaid	115	10,970
(Increase) decrease in interest receivable	14,443	(8,788)
(Increase) decrease in swap income receivable	395	294
(Increase) decrease in prepaid expenses and other assets	79	1,992
Increase (decrease) in payable for investments purchased	(28,518)	(38,633)
Increase (decrease) in management fees payable	16,009	(2,031)
Increase (decrease) in administrative services expense payable	830	483
Increase (decrease) in swap income payable	—	(225)
Increase (decrease) in interest payable(1)	(11,522)	(8,983)
Increase (decrease) in trustees’ fees payable	(2)	9
Increase (decrease) in other accrued expenses and liabilities	(3,356)	787
Net cash provided by (used in) operating activities	408,160	(79,981)
Cash flows from financing activities
Repurchases of common shares	(26,823)	(87,305)
Shareholder distributions paid	(38,673)	(84,999)
Borrowings under credit facilities(1)	160,000	460,000
Repayments of credit facilities(1)	(480,000)	(245,000)
Repayments under senior secured notes(1)	(11,000)	—
Deferred financing costs paid	(2,513)	(566)
Net cash provided by (used in) financing activities	(399,009)	42,130
Total increase (decrease) in cash	9,151	(37,851)
Cash at beginning of period	150,419	98,506
Cash at end of period	$159,570	$60,655
Supplemental disclosure
Reinvestment of shareholder distributions	$20,871	$77,781
Non-cash purchase of investments	$(297,623)	$(128,941)
Non-cash sales of investments	$297,623	$128,941

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2020 and 2019, the Company paid $65,881 and $70,179, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of September 30, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—43.6%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	$20,272	$17,620	$15,478
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	15,474	15,474	11,815
Allied Wireline Services, LLC	(f)(n)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	53,007	53,007	53,007
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	11/6/21	2,307	2,304	2,171
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	776	773	698
Bioenergy Infrastructure Holdings Limited	(e)(k)(s)	Power	L+725	1.0%	12/22/22	543	543	489
Bioenergy Infrastructure Holdings Limited	(e)(k)(s)	Power	L+725	1.0%	12/22/22	544	544	489
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	49,865	49,574	48,583
Brazos Delaware II LLC	(h)	Midstream	L+400		5/21/25	63,165	60,243	48,254
Cimarron Energy Inc.	(s)	Service & Equipment	L+900	1.0%	6/30/21	7,500	7,500	7,172
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(s)(v)	Upstream	0.0%		12/31/23	100,000	44,082	34,870
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	34,069	33,399	21,464
FR BR Holdings LLC	(h)(s)	Midstream	L+650		12/14/23	86,659	82,932	81,540
Luxe Drillship Operating, LLC	(s)	Upstream	8.0%		10/30/24	18,061	17,069	18,822
MECO IV LLC	(s)	Upstream	L+925	1.5%	9/14/21	35,000	34,595	28,700
MRP CalPeak Holdings, LLC	(h)(s)	Power	L+525	1.5%	1/27/25	14,884	14,884	14,636
MRP West Power Holdings II, LLC	(h)(s)	Power	L+525	1.5%	1/27/25	14,925	14,925	14,696
Navitas Midstream Midland Basin LLC	(h)	Midstream	L+450	1.0%	12/13/24	57,402	56,437	54,216
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,500	38,064	37,308
NNE Holding LLC	(h)(s)	Upstream	L+800		3/2/22	40,000	39,957	36,800
Panda Stonewall LLC	(h)	Power	L+550	1.0%	11/13/21	3,329	3,178	3,033
Permian Production Partners LLC	(f)(m)(o)(s)	Upstream	L+600	1.0%	5/18/24	44,498	43,184	10,470
Plainfield Renewable Energy Holdings LLC	(s)	Power	10.0% (10.0% Max PIK)		8/22/25	2,998	2,998	1,274
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/23	2,709	2,709	1,151
Plainfield Renewable Energy Holdings LLC	(s)	Power	15.5% (9.5% Max PIK)		8/22/25	10,801	10,801	10,772
Swift Worldwide Resources US Holdings Corp.	(h)(s)	Service & Equipment	L+1100, 1.0% PIK (1.0% Max PIK)	2.5%	7/20/21	59,986	59,986	59,986
Warren Resources, Inc.	(s)(w)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	27,717	27,717	27,717
Total Senior Secured Loans—First Lien							734,499	645,611
Unfunded Loan Commitments							(19,270)	(19,270)
Net Senior Secured Loans—First Lien							715,229	626,341
Senior Secured Loans—Second Lien—18.1%
Aethon III BR LLC	(s)	Upstream	L+750	1.5%	1/10/25	10,000	9,883	10,000
Aethon United BR LP	(f)(h)(s)	Upstream	L+675	1.0%	9/8/23	148,150	146,853	146,402
Chisholm Oil and Gas Operating, LLC	(m)(o)(s)	Upstream	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	199,000	196,000	1,384
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	21,429	21,249	20,441
Encino Acquisition Partners Holdings LLC	(f)	Upstream	L+675	1.0%	10/29/25	41,828	35,831	33,621
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,494	13,481
Peak Exploration & Production, LLC	(e)(f)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,498
Penn Virginia Holdings Corp.	(f)(h)(k)(s)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	18,150
SilverBow Resources, Inc.	(f)(h)(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,871	16,720
Total Senior Secured Loans—Second Lien							463,686	261,697
Unfunded Loan Commitments							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							462,181	260,192

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—18.4%
Black Swan Energy Ltd.	(k)(s)	Upstream	9.0%		1/20/24	$90,000	$90,000	$89,550
Limetree Bay Ventures, LLC	(f)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	25,153	25,153	28,525
Limetree Bay Ventures, LLC	(f)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	32,983	32,319	37,561
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	108,293
Total Senior Secured Bonds							267,472	263,929
Unsecured Debt—13.0%
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,280	1,148	1,160
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	8,138	7,297	7,375
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,682	1,508	1,524
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,583	1,420	1,435
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,392	1,248	1,262
Great Western Petroleum, LLC	(f)(s)	Upstream	8.5%		4/15/25	13,636	13,163	12,954
Great Western Petroleum, LLC	(f)	Upstream	9.0%		9/30/21	35,830	35,796	21,229
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	70,607	69,946	55,607
Limetree Bay Ventures, LLC	(f)(s)(w)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	37,350	37,350	38,139
Limetree Bay Ventures, LLC	(f)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	9,734	9,734	11,667
Lonestar Resources America Inc.	(f)(m)(o)	Upstream	11.3%		1/1/23	22,500	23,189	4,050
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	6,693	5,019	4,040
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	26,500
Total Unsecured Debt							281,818	186,942
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—37.4%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(s)	Service & Equipment				28,942,003	$1,447	$5,007
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	55,637	50,940
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
Great Western Petroleum, LLC, Preferred Equity	(f)(r)(s)	Upstream	15.5%		12/31/27	36,364	45,685	25,455
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/27/23	92,668,228	86,729	42,729
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/27/23	57,850,307	53,548	—
NGL Energy Partners, LP, Preferred Equity	(k)(s)	Midstream	14.2%		7/2/27	156,250	165,658	134,005
NuStar, Preferred Equity	(f)(h)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	102,138	113,618
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(s)	Power	13.1%		6/30/25	70,297	90,415	81,189
USA Compression Partners, LP, Preferred Equity	(h)(k)(s)	Midstream	9.8%		4/3/28	79,336	77,567	84,294
Total Preferred Equity							681,610	537,237
						Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—4.2%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$60,603	$60,906
Total Sustainable Infrastructure Investments, LLC							60,603	60,906

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.5%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment	6,944,444	$6,944	$854
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power	35	2,652	2,364
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment	484,000	1,527	1,368
Allied Wireline Services, LLC, Warrants	(n)(o)(s)(x)	Service & Equipment	220,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream	126,623,117	351	351
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream	148,692,908	44,700	33,307
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(s)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment	4,302,293	3,950	204
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment	25,000,000	1,289	1,188
Denbury Resources Inc., Common Equity	(f)(k)(o)	Upstream	1,265,510	22,906	22,273
FourPoint Energy, LLC, Common Equity	(g)(n)(o)(s)	Upstream	237,063	138,208	138,208
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream	135,062	18,909	4,727
JSS Holdco, LLC, Net Profits Interest	(f)(o)(s)	Industrials	N/A	—	58
Limetree Bay Ventures, LLC, Common Equity	(f)(o)(s)(w)	Midstream	128,645	3,406	—
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(f)(o)(s)	Upstream	N/A	1,354	961
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	2,187,500	3,083	243
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	3,125,000	2,623	244
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	781,250	576	61
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	546,880	630	59
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream	9,599,928	58,985	36,745
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream	13,973	2,182	2,182
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment	3,750,000	6,029	2,025
UP Energy, LLC, Common Equity	(f)(o)(s)	Upstream	367,237	8,524	8,560
USA Compression Partners, LP, Warrants (Market)	(f)(h)(k)(o)(s)	Midstream	793,359	555	726
USA Compression Partners, LP, Warrants (Premium)	(f)(h)(k)(o)(s)	Midstream	1,586,719	714	1,116
Warren Resources, Inc., Common Equity	(f)(o)(s)(w)	Upstream	4,415,749	20,754	5,917
Whiting Petroleum Corp., Common Equity	(f)(k)(o)	Upstream	83,030	1,619	1,436
Total Equity/Other				367,660	265,177
TOTAL INVESTMENTS—153.2%				$2,836,573	2,200,724
LIABILITIES IN EXCESS OF OTHER ASSETS—(53.2%)					(764,109)
NET ASSETS—100.0%					$1,436,615

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2020, the three-month London Interbank Offered Rate, or LIBOR, was 0.23% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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
As of September 30, 2020
(in thousands, except share amounts)

(i)
Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

(j)
Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2020, 68.0% of the Company’s total assets represented qualifying assets. Therefore, the Company may not make investments other than in qualifying assets until qualifying assets represent at least 70% of the Company’s total assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of September 30, 2020.

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

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2020.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2020.

(v)
Investment is a real property interest and is included with Senior Secured Loans — First Lien to facilitate comparison with other investments.

(w)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2020:

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2020
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
BL Sand Hills Unit, L.P.	$288	$—	$(223)	$—	$(16,451)	$16,386	$—	$—	$—
MB Precision Holdings LLC	4,585	157	(4,697)	—	48	(93)	—	257	157
Warren Resources, Inc.	27,507	210	—	—	—	—	27,717	2,205	210
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	—	—	(600)	—	(100,302)	100,902	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	223,369	—	(135,635)	636	(96,598)	8,228	—	5,647	—
Limetree Bay Ventures, LLC	—	25,153	—	—	—	3,372	28,525	2,700	2,315
Limetree Bay Ventures, LLC	—	31,994	—	325	—	5,242	37,561	2,139	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	37,350	—	—	—	789	38,139	3,068	2,639
Limetree Bay Ventures, LLC	—	9,734	—	—	—	1,933	11,667	1,045	896
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	86,105	—	624	—	(44,000)	42,729	2,639	1,950
Limetree Bay Ventures, LLC, Preferred Equity	—	53,548	—	—	—	(53,548)	—	970	986
MB Precision Investment Holdings LLC, Class A Preferred Units	1,205	—	—	—	(1,880)	675	—	—	—
Equity/Other
BL Sand Hills Unit, L.P., Net Profits Interest	—	—	(60)	—	(5,120)	5,180	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	—	—	(8)	—	(732)	740	—	—	—
BL Sand Hills Unit, L.P., Series A Units	—	—	—	—	(24,019)	24,019	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	6,906	—	(376)	—	(65,624)	59,094	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	1,307	—	(70)	—	(8,106)	6,869	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	15,793	—	(859)	—	(36,875)	21,941	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	23,306	—	(1,268)	—	(54,420)	32,382	—	—	—
Harvest Oil & Gas Corp., Common Equity	8,644	—	(1,350)	—	—	(2,567)	4,727	—	—
Limetree Bay Ventures, LLC, Common Equity	—	3,406	—	—	—	(3,406)	—	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	(490)	—	—	490	—	—	—
Ridgeback Resources Inc., Common Equity	50,721	—	—	—	—	(13,976)	36,745	—	—
Titan Energy, LLC, Common Equity	16	—	—	—	(17,554)	17,538	—	—	—
Warren Resources, Inc., Common Equity	10,951	—	—	—	—	(5,034)	5,917	—	—
	$374,598	$247,657	$(145,636)	$1,585	$(427,633)	$183,156	$233,727	$20,670	$9,153

(1)
Interest and PIK income presented for the nine months ended September 30, 2020.

(x)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(1)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$—	$53,007	$—	$—	$—	$—	$53,007	$1,561
Lusk Operating LLC	—	—	—	—	(27,464)	27,464	—	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	—	60,603	—	—	—	303	60,906	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	1,527	—	—	—	(159)	1,368	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—	—
	$—	$115,137	$—	$—	$(27,464)	$27,608	$115,281	$1,561

(1)
Interest and PIK income presented for the nine months ended September 30, 2020.

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2020, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)
guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Reclassifications:    Certain amounts in the unaudited consolidated financial statements for the nine months ended September 30, 2019 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the nine months ended September 30, 2020.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2020 and 2019, the Company recognized $83 and $75, respectively, in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the nine months ended September 30, 2020 and 2019:
	Nine Months Ended September 30,
	2020		2019
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	4,793,767	$20,871	12,693,805	$77,781
Share Repurchase Program	(4,877,069)	(26,823)	(14,161,753)	(87,305)
Net Proceeds from Share Transactions	(83,302)	$(5,952)	(1,467,948)	$(9,524)
During the period from October 1, 2020 to November 10, 2020, the Company issued 1,626,552 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,368 at an average price per share of $3.30.
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

Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of (i) the number of common shares the Company can repurchase with the proceeds it receives from the issuance of common shares under the Company’s distribution reinvestment plan and (ii) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program. As amended, the Company will limit the maximum number of common shares to be repurchased for any repurchase offer to the greater of (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any repurchase offer will not exceed the lesser of (i) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. Furthermore, the maximum number of common shares to be repurchased for any repurchase offer may further be limited by the JPMorgan Facility (defined below), as amended. See Note 9 for a discussion of the JPMorgan Facility.
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
The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2020 and 2019:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
March 31, 2019	April 1, 2019	4,365,903	13%	0.99%	$6.20	27,069
June 30, 2019	July 23, 2019	4,193,499	10%	0.95%	$6.20	26,000
Total		13,127,597				$80,935
Fiscal 2020
December 31, 2019	January 8, 2020	4,354,073	9%	0.99%	$5.50	$23,947
March 31, 2020	—	—	—	—	—	—
June 30, 2020	—	—	—	—	—	—
Total		4,354,073				$23,947
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
The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the nine months ended September 30, 2020 and 2019:
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (Continued)
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2020
December 31, 2019	January 17, 2020	522,996	0.12%	$5.50	$2,876
March 31, 2020(1)	—	—	—	—	—
June 30, 2020(1)	—	—	—	—	—
Total		522,996			$2,876

(1)
No repurchases were made in the quarter pursuant to the share repurchase program and, as a result, there were no de minimis account liquidations.

Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020, FS/EIG Advisor has elected to defer the payment of 74.9% of the base management fee to which it is entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until FS/EIG Advisor notifies the Company that it no longer intends to defer payments. FS/EIG Advisor has since received the deferred payments for the quarters ended March 31, 2020 and June 30, 2020. In addition, FS/EIG Advisor elected not to defer the base management fee for the quarter ended September 30, 2020, but will continue to evaluate the deferral of payments on a quarterly basis in accordance with the letter agreement. FS/EIG Advisor agrees that it would take the deferred payment for any quarter upon the earlier of (1) the date provided by FS/EIG Advisor in a written notice to the Company and (2) the end of the third full calendar quarter following the quarter in which the provision of services to which such deferred payment relates. Pursuant to the letter, the deferred payment for any quarter would be deferred without interest and could be taken in such other quarter, in whole or in part, as FS/EIG Advisor determined. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the nine months ended September 30, 2020 and 2019, $452 and $4,519, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and nine months ended September 30, 2020 and 2019:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2020	2019	2020	2019
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$10,624	$14,375	$38,167	$46,952
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$2,628	$1,330	$4,937	$3,375

(1)
During the nine months ended September 30, 2020 and 2019, $22,158 and $48,983, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $2 and $3,158 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the three months ended September 30, 2020 and 2019, respectively, and $452 and $4,519 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, $31,591 in base management fees were payable to FS/EIG Advisor. See above for a discussion of FS/EIG Advisor’s election to defer payment of a portion of the base management fee to which it was entitled.

(2)
During the nine months ended September 30, 2020 and 2019, $2,918 and $2,265, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,403 and $2,139 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the nine months ended September 30, 2020 and 2019, respectively.

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
Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company is not obligated to pay interest on the payments it receives from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies. The expense reimbursement agreement was terminated on the JV Effective Date. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of the agreement. As of the JV Effective Date, the Company entered into an expense support and conditional reimbursement agreement with FS/EIG Advisor, or the FS/EIG expense reimbursement agreement, on substantially similar terms. During the nine months ended September 30, 2020, the Company did not pay any amounts in expense recoupments to FS Investments. As of September 30, 2020, $5,647 of reimbursements may become subject to repayment by the Company to FS Investments in the future.
The following table reflects the expense reimbursement payments from FS Investments to the Company as of September 30, 2020 that may become subject to repayment by the Company to FS Investments:
For the Three Months Ended	Amount of Expense Reimbursement Payment	Annualized “Other Operating Expenses” Ratio as of the Date of Expense Reimbursement	Annualized Rate of Distributions Per Share(1)	Reimbursement Eligibility Expiration
December 31, 2017	$5,647	0.36%	10.57%	December 31, 2020

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the nine months ended September 30, 2020 and 2019:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
September 30, 2019	0.12500	54,542
Total	$0.37500	$163,732
Fiscal 2020
March 31, 2020	$0.08333	$36,207
June 30, 2020	0.03000	13,098
September 30, 2020	0.03000	13,163
Total	$0.14333	$62,468
While the Company’s board of trustees declared two cash distributions, each in the amount of $0.03 per share, which were paid on July 10, 2020 and October 12, 2020, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the Company’s ability to pay any distributions through the balance of the fiscal year. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
No portion of the distributions paid during the nine months ended September 30, 2020 and 2019 were funded through the reimbursement of operating expenses by FS Investments, EIG or FS/EIG Advisor, as applicable. Any distributions funded through expense reimbursements or the offset or waiver of advisory fees are not based on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or FS/EIG Advisor continues to offset or waive such fees. The Company’s future repayments of amounts reimbursed or offset by FS Investments or its affiliates will reduce the distributions that shareholders would otherwise receive in the future. During the nine months ended September 30, 2020 and 2019, the Company did not repay any amounts to FS Investments or its affiliates for expenses previously reimbursed, offset or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and FS/EIG Advisor have no obligation to offset or waive advisory fees or otherwise reimburse expenses in future periods.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2020 and 2019:
	Nine Months Ended September 30,
	2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$62,468	100%	$163,732	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Return of capital	—	—	—	—
Total	$62,468	100%	$163,732	100%

(1)
During the nine months ended September 30, 2020 and 2019, 72.5% and 90.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 13.2% and 3.0%, respectively, was attributable to paid-in-kind, or PIK, interest and 14.3% and 6.6%, respectively, was attributable to non-cash accretion of discount.

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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of September 30, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $114,970 and $956,963, respectively.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
As of September 30, 2020 and December 31, 2019, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $72,685 and $100,413, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $744,849 and $777,199, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,872,886 and $4,165,981 as of September 30, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(672,164) and $(676,786) as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020 and December 31, 2019, the Company had deferred tax assets of $191,954 and $135,803, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2020 and December 31, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $191,954 and $135,803, respectively. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the nine months ended September 30, 2020 and 2019, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of September 30, 2020, the Company did not have any fixed price swap positions.
In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of September 30, 2020, the Company did not have any oil basis swap positions for Argus LLS.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (Continued)
The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three and nine months ended September 30, 2020 and 2019 were as follows:
	Three Months Ended September 30,
	2020		2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$—	$—	$1,446	$3,647
Swap Contracts – Natural Gas	—	—	167	153
Total	$—	$—	$1,613	$3,800

	Nine Months Ended September 30,
	2020		2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$19,313	$(5,982)	$3,797	$(7,509)
Swap Contracts – Natural Gas	937	(569)	273	590
Total	$20,250	$(6,551)	$4,070	$(6,919)

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019:
	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$715,229	$626,341	29%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	462,181	260,192	12%	752,528	564,813	16%
Senior Secured Bonds	267,472	263,929	12%	529,773	524,221	15%
Unsecured Debt	281,818	186,942	8%	398,233	323,220	9%
Preferred Equity	681,610	537,237	24%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,603	60,906	3%	—	—	—
Equity/Other	367,660	265,177	12%	480,760	213,970	6%
Total	$2,836,573	$2,200,724	100%	$4,125,706	$3,482,637	100%

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
As of September 30, 2020, the Company held investments in two portfolio companies that it is deemed to “control.” As of September 30, 2020, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the unaudited consolidated schedule of investments as of September 30, 2020 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2020, the Company had five senior secured loan investments with aggregate unfunded commitments of $20,775 and unfunded commitments of $2,234 of Sustainable Infrastructure Investments, LLC. As of December 31, 2019, the Company had nine senior secured loan investments with aggregate unfunded commitments of $75,494 and two preferred equity investments with aggregate unfunded commitments of $10,927. As of December 31, 2019, these unfunded preferred equity investments were Limetree Bay Ventures, LLC and Rosehill Resources, Inc. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and December 31, 2019:
	September 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,068,499	48%	$1,802,396	52%
Midstream	788,880	36%	1,061,389	30%
Power	138,814	6%	421,388	12%
Service & Equipment	130,811	6%	178,586	5%
Industrials	12,814	1%	18,878	1%
Sustainable Infrastructure Investments, LLC(1)	60,906	3%	—	—
Total	$2,200,724	100%	$3,482,637	100%

(1)
Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC
On January 2, 2020, Sustainable Infrastructure Investments, LLC, or SIIJV, a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM, was entered into pursuant to the terms of an amended and restated limited liability company agreement of SIIJV between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in US dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee of 0.25% of SIIJV’s assets under administration, calculated and payable quarterly in arrears. As of September 30, 2020, the Company and Imperial have funded approximately $69,276 to SIIJV, of which $60,603 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a revolving credit facility, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility is December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
security interest in substantially all of the assets of Seine Funding. As of September 30, 2020, total outstanding borrowings under the Seine Funding Facility were $498,133.
Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of September 30, 2020:
Total investments(1)	$538,605
Weighted average current interest rate on debt investments(2)	2.28%
Number of portfolio assets in SIIJV	16
Largest investment in a single portfolio company(1)	$87,511

(1)
At cost.

(2)
Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Sustainable Infrastructure Investments, LLC Portfolio
As of September 30, 2020 (in thousands)
Portfolio Company(a)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 93.5%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$15,505	$15,505	$15,016
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+230	5/23/27		87,511	87,511	85,390
Astoria Energy II LLC		Power	L+150	8/31/24		59,679	59,679	59,982
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		34,112	34,112	33,993
Cedar Creek II LLC		Renewables	L+188	11/18/23		11,106	11,106	11,110
Ciclo Combinado Tierra Mojada s.r.l. de CV		Power	L+200	6/19/26		32,258	32,258	32,226
Conejo Solar SPA	(f)	Renewables	L+250	6/15/36		43,725	43,725	43,423
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		21,207	21,207	21,440
CPV Maryland, LLC	(f)	Power	L+425	3/31/22		12,649	12,649	12,641
Flex Intermediate Holdco, LLC	(f)	Midstream	L+250	5/15/23		30,777	30,777	30,692
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		31,719	31,719	31,418
Meikle Wind Energy, LP	(e)(f)	Renewables	C+150	5/29/24	C$	17,578	13,523	13,421
NES Hercules Class B Member, LLC		Renewables	L+150	12/15/27		$25,045	25,045	24,385
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	59,340
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		25,014	25,014	24,961
Total Senior Secured Loans – First Lien							503,830	499,438
Unsecured Debt – 6.5%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		34,775	34,775	34,624
Total Unsecured Debt							34,775	34,624
TOTAL INVESTMENTS – 100.0%							$538,605	$534,062

Percentages are shown as a percentage of total investments.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2020, LIBOR was 0.23% and Canadian Dollar Offer Rate, or CDOR, was 0.51%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Security is classified as Level 3.

(e)
Position or portion thereof unsettled as of September 30, 2020.

(f)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2020.

Below is selected balance sheet information for SIIJV as of September 30, 2020:
Selected Balance Sheet Information
Total investments, at fair value	$534,062
Cash and other assets	34,521
Total assets	$568,583
Debt	$498,133
Other liabilities	2,054
Total liabilities	500,187
Member’s equity	$68,396
Below is selected statement of operations information for SIIJV for the three and nine months ended September 30, 2020:
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Selected Statement of Operations Information
Total investment income	$3,539	$15,493
Expenses
Interest expense	2,272	10,821
Custodian and accounting fees	39	124
Administrative services	39	100
Professional services	56	967
Other	11	31
Total expenses	2,417	12,043
Net investment income	1,122	3,450
Net realized and unrealized gain (loss)	11,160	(4,330)
Net increase in net assets resulting from operations	$12,282	$(880)
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
As of September 30, 2020 and December 31, 2019, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2020 (Unaudited)	December 31, 2019
Level 1 – Price quotations in active markets	$28,436	$46,522
Level 2 – Significant other observable inputs	227,215	856,930
Level 3 – Significant unobservable inputs	1,945,073	2,579,185
Total	$2,200,724	$3,482,637
As of December 31, 2019, the Company’s swap contracts were categorized as follows in the table below.
	December 31, 2019
Valuation Inputs	Assets	Liabilities
Level 1 – Price quotations in active markets	$—	$—
Level 2 – Significant other observable inputs	6,831	280
Level 3 – Significant unobservable inputs	—	—
Total	$6,831	$280
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, the Company’s investment in SIIJV and all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
if the Company’s board of trustees determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. In determining the fair values of swap contracts, the Company utilized an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy.
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
The following is a reconciliation for the nine months ended September 30, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2020
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$569,778	$533,234	$437,761	$149,300	$721,842	$—	$167,270	$2,579,185
Accretion of discount (amortization of premium)	1,191	339	961	380	16,652	—	—	19,523
Net realized gain (loss)	(93,897)	(288,366)	(96,598)	(29,277)	(3,249)	—	(208,453)	(719,840)
Net change in unrealized appreciation (depreciation)	12,914	(15,821)	293	(11,365)	(169,067)	303	131,109	(51,634)
Purchases	146,433	8,571	54,832	112,848	22,717	60,603	150,956	556,960
Paid-in-kind interest	2,834	—	2,315	5,037	12,350	—	—	22,536
Sales and repayments	(177,187)	(11,386)	(135,635)	(69,300)	(64,008)	—	(4,141)	(461,657)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$462,066	$226,571	$263,929	$157,623	$537,237	$60,906	$236,741	$1,945,073
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(44,442)	$(151,941)	$(7,935)	$(13,016)	$(165,752)	$303	$(979)	$(383,762)

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
	For the Nine Months Ended September 30, 2019
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2020 and December 31, 2019 were as follows:
Type of Investment	Fair Value at September 30, 2020 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$427,196	Market Comparables	Market Yield (%)	6.5% – 20.8%	11.8%
			EBITDA Multiples (x)	2.0x – 6.6x	3.2x
	34,870	Discounted Cash Flow	Discount Rate (%)	12.0% – 17.0%	14.5%
Senior Secured Loans – Second Lien	226,571	Market Comparables	Market Yield (%)	8.0% – 16.3%	9.8%
			EBITDA Multiples (x)	2.5x – 4.5x	3.5x
Senior Secured Bonds	263,929	Market Comparables	Market Yield (%)	8.7% – 18.0%	11.2%
Unsecured Debt	131,123	Market Comparables	Market Yield (%)	9.5% – 18.0%	13.0%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	26,500	Other(2)	Other(2)	N/A	N/A
Preferred Equity	5,007	Market Comparables	EBITDA Multiples (x)	9.5x – 10.5x	10.0x
	532,230	Discounted Cash Flow	Discount Rate (%)	7.8% – 28.3%	16.6%
Sustainable Infrastructure Investments, LLC	60,906	Discounted Cash Flow	Discount Rate (%)	11.0% – 12.0%	11.5%
Equity/Other	230,558	Market Comparables	EBITDA Multiples (x)	2.0x – 10.5x	4.4x
			Production Multiples (Mboe/d)	$27,500.0 – $32,500.0	$30,000.0
			Proved Reserves Multiples (Mmboe)	7.8x – 9.3x	8.5x
			Production Multiples (MMcfe/d)	$1,678.3 – $3,250.0	$2,794.5
			Proved Reserves Multiples (Bcfe)	0.4x – 0.7x	0.6x
			PV-10 Multiples (x)	0.5x – 1.6x	1.0x
	3,325	Discounted Cash Flow	Discount Rate (%)	8.0% – 31.0%	24.7%
	2,507	Option Valuation Model	Volatility (%)	55.0% – 65.0%	60.1%
	351	Cost	Cost	$100.0 – $100.0	$100.0
Total	$1,945,073

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of September 30, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019 and the additional disclosure set forth in this Note 9.
	As of September 30, 2020 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$416,667	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023
Total			$905,667	$—

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Term	L+3.20%	$425,000	$50,000	December 2, 2022
JPMorgan Facility	Revolving/Term	L+2.75%	311,667	383,333	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	500,000	—	August 15, 2023
Total			$1,236,667	$433,333

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of September 30, 2020 and December 31, 2019, the fair value of the Senior Secured Notes was approximately $445,440 and $507,500, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
For the three and nine months ended September 30, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$3,510	$637	$4,147	$6,616	$139	$6,755
JPMorgan Facility	4,845	665	5,510	5,511	387	5,898
Senior Secured Notes	9,169	1,008	10,177	9,375	1,022	10,397
Total	$17,524	$2,310	$19,834	$21,502	$1,548	$23,050

	Nine Months Ended September 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$13,534	$773	$14,307	$20,308	$461	$20,769
JPMorgan Facility	12,985	1,694	14,679	12,763	1,149	13,912
Senior Secured Notes	27,840	3,326	31,166	28,125	3,030	31,155
Total	$54,359	$5,793	$60,152	$61,196	$4,640	$65,836

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2020 were $1,115,141 and 7.09%, respectively. As of September 30, 2020, the Company’s effective interest rate on borrowings was 5.52%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $1,219,890 and 6.69%, respectively. As of September 30, 2019, the Company’s effective interest rate on borrowings was 6.40%.
Recent events such as the rapid spread of the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, has resulted in lower demand for crude oil and, as a result, lower commodity prices. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. The Company cannot at this time fully predict the impact of these events on its business or the business of its portfolio companies, their duration or magnitude or the extent to which they will negatively impact the Company’s portfolio companies’ operating results or the Company’s own results of operations or financial condition. The Company expects that certain of its portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress,

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of the Company’s investments.
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
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the events described above, the Company has needed to sell certain investments to satisfy certain margin obligations, and if current market conditions persist or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2020 and December 31, 2019.
Goldman Facility
On July 8, 2020, Gladwyne Funding LLC, or Gladwyne Funding, the Company’s wholly-owned special-purpose financing subsidiary, repaid in full and terminated its credit facility, or the Goldman Facility, with Goldman Sachs Bank U.S.A., as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. The Goldman Facility provided for borrowings in an aggregate principal amount up to $200,000 on a committed basis. Prior to the termination of the Goldman Facility, borrowings accrued interest at a rate equal to LIBOR (subject to a 0% floor) plus 5.20% per annum.
Gladwyne Funding incurred certain customary costs and expenses in connection with the termination of the Goldman Facility.
JPMorgan Facility
On April 9, 2020, the Company entered into Amendment No. 1 and Waiver, or JPMorgan Amendment No. 1, to the Company’s senior secured revolving credit facility with JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other lenders and agents party thereto, or as amended, the JPMorgan Facility. JPMorgan Amendment No. 1 reduced revolving loan commitments under the JPMorgan Facility to $185,000, which amount was equal to the amount of then currently outstanding revolving loans under the JPMorgan Facility. Upon the occurrence of certain events and

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
subject to certain specified thresholds, JPMorgan Amendment No. 1 required the Company to make certain prepayments of outstanding loans and additional reductions of the revolving commitments. JPMorgan Amendment No. 1 also reduced the minimum shareholders’ equity the Company is required to maintain as of the end of each fiscal quarter, to $900,000 for the fiscal quarters ending in March, June and September of 2020 and $1,150,000 for each fiscal quarter thereafter. Additionally, JPMorgan Amendment No. 1 restricted the ability of the Company to make most discretionary cash dividends and distributions and other restricted payments.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (Continued)
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2020 and the year ended December 31, 2019:
	Nine Months Ended September 30, 2020 (Unaudited)	Year Ended December 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$5.43	$6.01
Results of operations(2)
Net investment income	0.14	0.46
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.15)	(0.54)
Net increase (decrease) in net assets resulting from operations	(2.01)	(0.08)
Shareholder distributions(3)
Distributions from net investment income	(0.14)	(0.50)
Net decrease in net assets resulting from shareholder distributions	(0.14)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.28	$5.43
Shares outstanding, end of period	438,393,705	438,477,007
Total return(6)	(38.78)%	(1.83)%
Total return (without assuming reinvestment of distributions)(6)	(37.02)%	(1.33)%
Ratio/Supplemental Data:
Net assets, end of period	$1,436,615	$2,379,605
Ratio of net investment income to average net assets(7)	4.46%	7.76%
Ratio of total operating expenses to average net assets(7)	8.28%	6.54%
Portfolio turnover(8)	22.22%	32.88%
Total amount of senior securities outstanding, exclusive of treasury securities	$905,667	$1,236,667
Asset coverage per unit(9)	2.59	2.92

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2020 are annualized. Annualized ratios for the nine months ended September 30, 2020 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the nine months ended September 30, 2020 and year ended December 31, 2019:

	Nine Months Ended September 30, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio of interest expense to average net assets	4.47%	3.40%

(8)
Portfolio turnover for the nine months ended September 30, 2020 is not annualized.

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
Within the above investment themes, we intend to focus on the following investment categories in an effort to generate returns for our investors with an acceptable level of risk.
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
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. The principal categories of qualifying assets relevant to our business are any of the following:
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

As of the quarter ended September 30, 2020, 68.0% of our total assets constituted qualifying assets. Therefore, until qualifying assets represent at least 70% of our total assets, we may not make investments other than in qualifying assets. Pending investments in other types of “qualifying assets,” we may hold cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
COVID-19 and Energy Market Developments
Recent events such as the rapid spread of the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, has resulted in lower demand for crude oil and, as a result, lower commodity prices. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of these events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, we previously determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Moreover, while our board of trustees declared two cash distributions, each in the amount of $0.03 per share, which were paid on July 10, 2020 and October 12, 2020, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and we expect that future regular cash distributions to shareholders will be suspended until such time that we believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions through the balance of the fiscal year. Accordingly, there can be no assurance that we will be able to pay distributions in the future.
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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2020 and for the Year Ended December 31, 2019
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2020:
Net Investment Activity(1)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Purchases	$215,112	$596,841
Sales and Repayments	(227,924)	(974,737)
Net Portfolio Activity	$(12,812)	$(377,896)

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans – First Lien	$31,754	15%	$161,789	28%
Senior Secured Loans – Second Lien	8,571	4%	8,571	1%
Senior Secured Bonds	—	—	54,832	9%
Unsecured Debt	—	—	112,848	19%
Preferred Equity	833	0%	22,717	4%
Sustainable Infrastructure Investments, LLC	—	—	60,603	10%
Equity/Other	173,954	81%	175,481	29%
Total	$215,112	100%	$596,841	100%

(1)
The majority of investment activity in the portfolio for the three months ended September 30, 2020 resulted from restructuring activity.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019:
	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$715,229	$626,341	29%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	462,181	260,192	12%	752,528	564,813	16%
Senior Secured Bonds	267,472	263,929	12%	529,773	524,221	15%
Unsecured Debt	281,818	186,942	8%	398,233	323,220	9%
Preferred Equity	681,610	537,237	24%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,603	60,906	3%	—	—	—
Equity/Other	367,660	265,177	12%	480,760	213,970	6%
Total	$2,836,573	$2,200,724	100%	$4,125,706	$3,482,637	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2020 and December 31, 2019:
	September 30, 2020	December 31, 2019
Number of Portfolio Companies	56	77
% Variable Rate (based on fair value)	37.7%	47.4%
% Fixed Rate (based on fair value)	23.0%	25.7%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	27.0%	20.3%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	12.3%	6.6%
Weighted Average Annual EBITDA of Portfolio Companies	$297,248	$248,795
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.3%	96.1%
% of Investments on Non-Accrual (based on fair value)	3.9%	2.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.1%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) – Excluding Non-Income Producing Assets	10.1%	10.1%
While our board of trustees declared two cash distributions, each in the amount of $0.03 per share, which were paid on July 10, 2020 and October 12, 2020, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions through the balance of the fiscal year. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on our regular monthly cash distribution rate of $0.020833 per share as of March 31, 2020, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.65 per share, the annualized distribution rate to shareholders as of March 31, 2020 was 6.85%. Based on our regular monthly cash distribution rate of $0.041667 per share as of December 31, 2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of $5.50 per share, the annualized distribution rate to shareholders as of December 31, 2019 was 9.09%. For the nine months ended September 30, 2020 and year ended December 31, 2019, our total return was (38.78)% and (1.83)%, respectively, and our total return without assuming reinvestment of distributions was (37.02)% and (1.33)%, respectively.
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

Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2020:
New Direct Originations(1)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Total Commitments (including unfunded commitments)	$149,301	$470,747
Exited Investments (including partial paydowns)	(155,255)	(440,845)
Net Direct Originations	$(5,954)	$29,902

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
New Direct Originations by Asset Class (including Unfunded Commitments)(1)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans – First Lien	$—	—	$83,007	17%
Senior Secured Loans – Second Lien	—	—	—	—
Senior Secured Bonds	—	—	54,832	12%
Unsecured Debt	—	—	112,848	24%
Preferred Equity	—	—	10,156	2%
Sustainable Infrastructure Investments, LLC	—	—	60,603	13%
Equity/Other	149,301	100%	149,301	32%
Total	$149,301	100%	$470,747	100%

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Average New Direct Origination Commitment Amount(1)	$37,325	$58,843
Weighted Average Maturity for New Direct Originations(1)	N/A	6/14/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period(1)	N/A	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period – Excluding Non-Income Producing Assets(1)	N/A	12.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period(1)	7.4%	8.9%

(1)
The majority of investment activity in the portfolio for the three months ended September 30, 2020 resulted from restructuring activity.

The following table presents certain selected information regarding our direct originations as of September 30, 2020 and December 31, 2019:
Characteristics of All Direct Originations held in Portfolio	September 30, 2020	December 31, 2019
Number of Portfolio Companies	46	49
Weighted Average Annual EBITDA of Portfolio Companies	$306,076	$267,575
Weighted Average Leverage Through Tranche of Portfolio Companies – Excluding Equity/Other Securities	4.0x	4.7x
% of Investments on Non-Accrual (based on fair value)	4.1%	2.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	7.3%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations – Excluding Non-Income Producing Assets	10.5%	10.4%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2020 and December 31, 2019:
	September 30, 2020	December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,945,073	88%	$2,617,063	75%
Broadly Syndicated/Other	255,651	12%	865,574	25%
Total	$2,200,724	100%	$3,482,637	100%
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
Portfolio Asset Quality
In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan – full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment – some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2020 and December 31, 2019:
	September 30, 2020		December 31, 2019
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	910,652	41%	2,115,875	61%
3	1,097,874	50%	805,934	23%
4	90,355	4%	206,535	6%
5	101,843	5%	354,293	10%
Total	$2,200,724	100%	$3,482,637	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenues
Our investment income for the three and nine months ended September 30, 2020 and 2019 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$35,715	77%	$88,673	92%	$147,461	86%	$256,385	95%
Paid-in-kind interest income	10,052	22%	3,144	3%	22,536	13%	8,223	3%
Fee income	352	1%	4,657	5%	862	1%	6,383	2%
Dividend income	—	—	—	—	66	0%	—	—
Total investment income(1)	$46,119	100%	$96,474	100%	$170,925	100%	$270,991	100%

(1)
Such revenues represent $30,440 and $85,513 of cash income earned as well as $15,679 and $10,961 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2020 and 2019, respectively. Such revenues represent $123,998 and $244,781 of cash income earned as well as $46,927 and $26,210 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2020 and 2019, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio, certain investments being placed on non-accrual and an increase in the portfolio’s allocation to non-income producing assets as a result of restructurings. The increase in the amount of PIK income for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to the increase in the size of our directly originated investments and structured preferred equity investments.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the decrease of origination and prepayment activity during the period.
Expenses
Our operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$10,626	$17,533	$38,619	$51,471
Administrative services expenses	2,628	1,330	4,937	3,375
Share transfer agent fees	738	658	1,953	2,151
Accounting and administrative fees	172	354	611	907
Interest expense	19,834	23,050	60,152	65,836
Trustees’ fees	190	192	597	570
Expenses associated with our independent audit and related fees	114	225	338	329
Legal fees	661	226	1,581	365
Printing fees	164	548	522	842
Other	297	164	1,974	1,424
Total operating expenses	35,424	44,280	111,284	127,270
Less: Management fee offset	(2)	(3,158)	(452)	(4,519)
Net operating expenses	$35,422	$41,122	$110,832	$122,751
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2020 and 2019:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ratio of operating expenses to average net assets	2.42%	1.69%	6.21%	4.80%
Ratio of management fee offset to average net assets	—	(0.12)%	(0.03)%	(0.17)%
Ratio of net operating expenses to average net assets	2.42%	1.57%	6.18%	4.63%
Ratio of interest expense to average net assets	(1.35)%	(0.88)%	(3.36)%	(2.49)%
Ratio of net operating expenses, excluding interest expense, to average net assets	1.07%	0.69%	2.82%	2.14%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.

Management Fee Offset
Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $2 and $3,158 for the three months ended September 30, 2020 and 2019, respectively, and $452 and $4,519 for the nine months ended September 30, 2020 and 2019, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and nine months ended September 30, 2020 and 2019.
Net Investment Income
Our net investment income totaled $10,697 ($0.02 per share) and $55,352 ($0.13 per share) for the three months ended September 30, 2020 and 2019, respectively, and $60,093 ($0.14 per share) and $148,240 ($0.34 per share) for the nine months ended September 30, 2020 and 2019, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, swap contracts and debt extinguishment for the three and nine months ended September 30, 2020 and 2019, were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized gain (loss) on investments(1)	$(485,788)	$(12,318)	$(958,164)	$(16,217)
Net realized gain (loss) on swap contracts	—	1,613	20,250	4,070
Net realized gain (loss) on debt extinguishment	—	—	2,591	—
Total net realized gain (loss)	$(485,788)	$(10,705)	$(935,323)	$(12,147)

(1)
We sold investments and received principal repayments of $221,802 and $6,122, respectively, during the three months ended September 30, 2020 and $201,935 and $14,112, respectively, during the three months ended September 30, 2019. We sold investments and received principal repayments of $899,670 and $75,067, respectively, during the nine months ended September 30, 2020 and $763,061 and $111,805, respectively, during the nine months ended September 30, 2019.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and nine months ended September 30, 2020 and 2019 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$468,628	$(142,216)	$7,220	$(79,744)
Net change in unrealized appreciation (depreciation) on swap contracts	—	3,800	(6,551)	(6,919)
Net change in unrealized appreciation (depreciation) on foreign currency	6	—	(9)	—
Total net change in unrealized appreciation (depreciation)	$468,634	$(138,416)	$660	$(86,663)
During the three months ended September 30, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses. During the three months ended September 30, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of certain of our upstream and equity/other investments. The change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2019 was primarily driven by the performance of certain of our upstream and equity/other investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $(6,457) ($(0.01) per share) and $(93,769) ($(0.21) per share), respectively. For the nine months ended September 30, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $(874,570) ($(2.00) per share) and $49,430 ($0.11 per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2020, we had $159,570 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts. As of September 30, 2020, we also had broadly syndicated investments that could be sold to create additional liquidity. As of September 30, 2020, we had five senior secured loan investments with aggregate unfunded commitments of $20,775 and unfunded commitments of $2,234 of Sustainable Infrastructure Investments, LLC. This paragraph should be read in conjunction with “Financing Arrangements” below for information regarding amendments to our financing arrangements following September 30, 2020.
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
This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 and Energy Market Developments” above and “— Financing Arrangements” below.
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2020:
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$416,667	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023
Total			$905,667	$—

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of September 30, 2020, the fair value of the Senior Secured Notes was approximately $445,440.

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

While our board of trustees declared two cash distributions, each in the amount of $0.03 per share, which were paid on July 10, 2020 and October 12, 2020, they have not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions through the balance of the fiscal year. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the nine months ended September 30, 2020 and 2019:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.12500	$54,616
June 30, 2019	0.12500	54,574
September 30, 2019	0.12500	54,542
Total	$0.37500	$163,732
Fiscal 2020
March 31, 2020	$0.08333	$36,207
June 30, 2020	0.03000	13,098
September 30, 2020	0.03000	13,163
Total	$0.14333	$62,468
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement, the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2020 and 2019 and for FS/EIG Advisor’s election to defer payment of a portion of the base management fee to which it is entitled.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2020 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPMorgan Facility(2)	February 16, 2023	$416,667	—	$416,667	—	—
Senior Secured Notes(2)	August 15, 2023	$489,000	—	$489,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2020, no amounts remained unused under the financing arrangements.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 37.7% of our portfolio investments (based on fair value) paid variable interest rates, 23.0% paid fixed interest rates, 27.0% were income producing preferred equity and equity/other investments and the remainder (12.3%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. Earlier this year, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2020 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 23 basis points	$(448)	$(701)	$253	0.2%
No change	—	—	—	—
Up 100 basis points	$2,994	$3,503	$(509)	(0.3)%
Up 300 basis points	$18,326	$10,508	$7,818	5.3%
Up 500 basis points	$34,946	$17,514	$17,432	11.7%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2020 and 2019, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2020 other than the risks described below.
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. As of September 30, 2020, 68.0% of our total assets constituted qualifying assets. Until 70% of our total assets constitute qualifying assets, we may not purchase assets other than qualifying assets. Therefore, for a period of time, we will be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets.
Similarly, these rules may prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.
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

10.5	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.6	Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.7	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund’s Current report on Form 8-K filed on May 17, 2013.)
10.8	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.24 to FS Energy and Power Fund’s Form 10-Q filed on May 14, 2018.)
10.9	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

10.10	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.11	Amendment No. 1 and Waiver, dated as of April 9, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2020.)
10.12	Amendment No. 2, dated as of July 6, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 21, 2020.)
10.13	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.14	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.15	Amended and Restated Credit Agreement, dated as of December 2, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 6, 2019.)
10.16	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 11, 2020, among Gladwyne Funding LLC, as borrower, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, FS Energy and Power Fund, as equity holder and investment manager, and Wells Fargo Bank, National Association as collateral agent and collateral administrator. ( Incorporated by reference to Exhibit 10.74 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on May 13, 2020.)
10.17	Letter Agreement, dated as of April 1, 2020, among Gladwyne Funding LLC, FS Energy and Power Fund, Goldman Sachs Bank, USA, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 7, 2020.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2020.
FS Energy and Power Fund
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)