Form 10-K
period 2020-12-31
FS Energy & Power Fund
filed 2021-03-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
There is no established market for the Registrant’s common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $3.30 per share.
There were 441,638,829 shares of the Registrant’s common shares of beneficial interest outstanding as of March 10, 2021.
Documents Incorporated by Reference
The contents of the amendment to this Annual Report on Form 10-K, which will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FS ENERGY AND POWER FUND
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2020

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.
Item 1.   Business.
FS Energy and Power Fund, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2020, we had total assets of approximately $2.4 billion.
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
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage , refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our “Energy Investment Universe” as follows:
•
Upstream — businesses that find, develop and extract energy resources, including natural gas, crude oil and coal, from onshore and offshore reservoirs;

•
Midstream — businesses that gather, process, store and transmit energy resources and their by-products, including businesses that own pipelines, gathering systems, gas processing plants, liquefied natural gas facilities and other energy infrastructure;

•
Downstream — businesses that refine, market and distribute refined energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers;

•
Power — businesses engaged in the generation, transmission and distribution of power and electricity or in the production of alternative energy; and

•
Service and Equipment — businesses that provide services and/or equipment to aid in the exploration and production of oil and natural gas, including seismic, drilling, completion and production activities, as well as those companies that support the operations and development of power assets.

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

Our portfolio is comprised primarily of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. We expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards senior secured debt and directly originated preferred equity investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our preferred equity investments are mostly directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps, credit default swaps and other commodity swap contracts. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or other more opportunistic investments. We expect that the size of our individual investments will generally range between $10 million and $250 million each, although investments may vary proportionately as amounts available for investment change and the size of our capital base changes and will ultimately be at the discretion of FS/EIG Advisor, subject to oversight by our board of trustees.
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
For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — RIC Status and Distributions.”
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
Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance, and annually reviews the FS/EIG investment advisory agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor protection, education and transparency.
FS Investments is headquartered in Philadelphia, PA with offices in New York, NY, Orlando, FL and Leawood, KS. The firm had approximately $23.7 billion in assets under management as of December 31, 2020.
About EIG
EIG is a leading institutional investor to the global energy sector with $22.0 billion under management as of December 31, 2020. EIG specializes in private investments in energy and energy-related infrastructure on a global basis. During its 39-year history, EIG has committed over $34.9 billion to the energy sector through more than 365 projects or companies in 36 countries on six continents. EIG’s clients include many of the leading pension plans, insurance companies, endowments, foundations and sovereign wealth funds in the U.S., Asia and Europe. EIG is headquartered in Washington, D.C. with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For additional information, please visit EIG’s website at www.eigpartners.com.
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
Joint Venture
Commencing in January 2020, we also co-invest with Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, through Sustainable Infrastructure Investments, LLC, or SIIJV, a joint venture between us and Imperial. SIIJV invests its capital in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. We and Imperial each have 50% voting control of SIIJV and together are required to agree on all investment decisions as well as all other significant actions for SIIJV. As of December 31, 2020, SIIJV had total capital commitments of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars pursuant to which we and Imperial have agreed to provide 87.5% and 12.5%, respectively, of the committed capital. As of December 31, 2020, we and Imperial funded approximately $69,276 to SIIJV, of which $60,603 was from us. Additionally, as of December 31, 2020, SIIJV had $194,570 of borrowing capacity. As of December 31, 2020, our investment in SIIJV had a fair market value of approximately $61,816. We do not consolidate SIIJV in our consolidated financial statements.
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
Energy Specialists with In-House Technical Expertise.
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
Investment Sourcing Capabilities.
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
Operating and Regulatory Structure
Our investment activities are managed by FS/EIG Advisor and supervised by our board of trustees, a majority of whom are independent. Under the FS/EIG investment advisory agreement, we have agreed to pay FS/EIG Advisor an annual base management fee based on the average weekly value of our gross assets during the most recently completed calendar quarter as well as an incentive fee based on our performance. See Notes 2 and 4 to our consolidated financial statements included in this annual report on Form 10-K for a description of the fees we pay to FS/EIG Advisor.
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
As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “ — Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.
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
Other securities
We may also invest from time to time in derivatives, such as total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities. Any use of derivatives may subject us to additional risks. See “Risk Factors — Risks Related to Our Investments — We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.”
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
In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
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
We will generally not be able to issue and sell our common shares at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may seek the approval of our shareholders to issue shares of our common shares at a price below the then current net asset value per share for a twelve month period following shareholder approval. In addition, we may generally issue new shares of our common shares at a price below net asset value per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
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
As of December 31, 2020, 67.6% of our total assets constituted qualifying assets. Since non-qualifying assets were more than 30% of our total assets, we may not make investments other than in qualifying assets. Pending investments in other types of “qualifying assets,” we may hold cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.”
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
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below) in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “ — Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FS/EIG Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of shares senior to our common shares if our asset coverage, as applicable to us under the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to Debt Financing” and “Item 1A. Risk Factors — Risks Related to Business Development Companies.”
Code of Ethics
We and FS/EIG Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act and Rule 204A-1 of the Advisers Act, respectively, that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s pre-clearance and other requirements. Each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, at 100 F Street, N.E, Washington, D.C. 20549.
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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those years.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “ — Regulation — Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”
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
Shareholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, a from the EDGAR database on the SEC’s web site at www.sec.gov. Shareholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov.

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
Summary of Risk Factors
The following is a summary of the principal risk factors associated with an investment in us. Further details regarding each risk included in the below summary list can be found further below.
Risks Related to Our Business and Structure
•
If our investment advisory agreement with our investment adviser, FS/EIG Advisor, were to be terminated, or if FS/EIG Advisor were to lose any members of its investment team, our ability to achieve our objectives could be significantly harmed.

•
The inability of FS/EIG Advisor to generate investment opportunities through relationships with private equity sponsors, investment banks and commercial banks could adversely affect our business.

•
Our financial condition and results of operations depend on our ability to manage future growth effectively.

•
We operate in a highly competitive market for investment opportunities.

•
There is uncertainty as to the value of our portfolio investments.

•
Declines in market values or fair market values of our investments could reduce our net asset value.

•
Our board of trustees may change our investment policy or modify or waive our operating policies.

•
Failure to maintain the security of our data could compromise our ability to conduct business.

•
There is a risk that investors in our common shares may not receive distributions.

•
Portions of the distributions that we have made represented, and may make in the future may represent, a return of capital to shareholders.

•
Changes in laws governing our operations may adversely affect our business.

•
Compliance with regulations applicable to us as a public company will involve significant expenditures.

•
We and FS/EIG Advisor could be the target of litigation.

Risks Related to FS/EIG Advisor and its Respective Affiliates
•
FS/EIG Advisor and its affiliates face conflicts of interest as a result of arrangements between us and FS/EIG Advisor and related to obligations FS/EIG Advisor and its affiliates have to our affiliates and to other clients.

•
We may be obligated to pay FS/EIG Advisor incentive compensation even if we incur a net loss.

•
We may face additional competition because employees of FS/EIG Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

•
Our incentive fee may induce FS/EIG Advisor to make, and EIG to recommend, speculative investments.

•
FS/EIG Advisor’s liability to us is limited, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies and RICs
•
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

•
Failure to maintain our status as a BDC would reduce our operating flexibility.

•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC or to satisfy the RIC annual distribution requirements, and our investments may be subject to corporate-level income tax.

•
Our ability to acquire investments may be adversely affected if we cannot obtain debt or equity financing.

•
Regulations governing our operation as a BDC and a RIC will affect our ability and means to raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.

•
Our ability to enter into transactions with our affiliates is restricted.

Risks Related to Our Investments
•
Under normal circumstances, 80% of our total assets are required to be invested in securities of Energy companies, and therefore, we are subject to specific risks related to investments in the Energy sector.

•
Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.

•
There may be circumstances where our debt investments could be subordinated to claims of other creditors.

•
We generally will not control our portfolio companies.

•
A covenant breach by our portfolio companies may harm our operating results.

•
Our portfolio companies may be highly leveraged.

•
Investing in middle-market companies involves a number of significant risks.

•
We may not realize gains from our equity investments.

•
There is limited information available about the private companies in which we invest.

•
A lack of liquidity in certain of our investments may adversely affect our business.

•
We may not have the funds or ability to make additional investments in our portfolio companies.

•
Our investments may include original issue discount and PIK instruments.

•
We may, from time to time, enter into derivative transactions which expose us to certain risks.

•
Prepayments of our debt investments by our portfolio companies could adversely impact our results.

•
We may invest through special purpose vehicles, which may entail greater risks.

•
An MLP’s cash flow and distributions are subject to operational and general energy industry risks.

•
Investments in MLPs may have limited liquidity and are susceptible to interest rate and tax risks.

•
Our investments in MLPs may be subject to additional fees and expenses.

Risks Related to Debt Financing
•
We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common shares and may increase the risk of investing in our common shares.

•
The agreements governing our debt financing arrangements contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.

•
We are exposed to risks associated with interest rates, including with respect to the phase out of LIBOR.

•
The SBCA Act allows us to incur additional leverage.

Risks Related to an Investment in Our Common Shares
•
Our common shares are not listed on an exchange or quoted through a quotation system, and may never be.

•
We are not obligated to complete a liquidity event by a specified date.

•
Only a limited number of common shares may be repurchased pursuant to our share repurchase program, if any.

•
We may pay distributions from borrowings or the sale of assets.

•
The timing of our repurchase offers, if any, may be at a time that is disadvantageous to our shareholders.

•
A shareholder’s interest in us will be diluted if we issue additional common shares.

•
Certain provisions of our declaration of trust and bylaws could deter takeover attempts.

General Risk Factors
•
Events outside of our control, including public health crises, could negatively affect our operations.

•
If the current disruption and instability continues in capital markets and the global oil and energy markets, investors in our equity securities may not receive distributions consistent with historical levels or at all.

•
Global economic, political and market conditions may adversely affect our business and financial condition.

•
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies.

•
Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

•
Future economic downturns could impair our portfolio companies and harm our operating results.

Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on FS/EIG Advisor’s ability to manage and support our investment process. If our agreement with FS/EIG Advisor were to be terminated, or if FS/EIG Advisor were to lose any members of its investment team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FS/EIG Advisor. FS/EIG Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of FS/EIG Advisor, as well as its investment team. The departure of any members of FS/EIG Advisor’s investment team could have a material adverse effect on our ability to achieve our investment objectives.
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
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective. The amount of capital in the private debt markets and overall competition for loans could result in short-term returns for us that are lower than our long-term targets. In addition, one of the effects of the COVID-19 pandemic has been a decrease in the number of new investment opportunities in U.S. middle market companies during 2020, and we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. FS/EIG Advisor can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’

pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by FS/EIG Advisor or its affiliates. Although FS/EIG Advisor allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our security holders. Moreover, the performance of investments will not be known at the time of allocation.
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
Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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
We cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of trustees and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of trustees may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business — Regulation — Senior Securities.”
Our distribution proceeds have exceeded and in the future may exceed our earnings. Therefore, portions of the distributions that we have made represented, and may make in the future may represent, a return of capital to shareholders, which lowers their tax basis in their common shares.
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
We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers and other financial representatives selling our common shares, could also have a material adverse effect on our business, financial condition and results of operations. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
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
Future legislation or rules may modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements. For example, the SEC in October 2020 adopted Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 will be required in August 2022. Rule 18f-4 could limit our ability to engage in certain derivatives and other transactions and/or increase the costs of such transactions, which could adversely affect our value or performance.
.

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
We and FS/EIG Advisor could become the target of securities class action litigation or other similar claims if our common share price fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
Risks Related to FS/EIG Advisor and its Respective Affiliates
There may be conflicts of interest related to obligations FS/EIG Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS/EIG Advisor also serve in similar capacities for the investment advisers to the other funds managed or advised by FS, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/EIG Advisor to manage our day-to-day activities and to implement our investment strategy.FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FS/EIG Advisor and its employees will devote only as much of its or their time to our business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2020, 67.6% of our total assets constituted qualifying assets. Until 70% of our total assets constitute qualifying assets, we may not purchase assets other than qualifying assets. Therefore, for a period of time, we will be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules may prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.
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
Investments in Asset-Based Opportunities.   We may invest in asset-based opportunities through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. In valuing our investments, we rely primarily on information provided by operators, consultants and/or managers. Valuations of illiquid securities involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations could adversely affect the value of our common shares. We may not be able to promptly withdraw our investment in these asset-based opportunities, which may result in a loss to us and adversely affect our investment returns.

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
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “— Risks Related to Debt Financing.”
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
We may co-invest with third parties through partnerships, joint ventures or other entities, such as SIIJV, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments, and therefore may have a limited ability to protect our position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
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
Risks Related to Our Investments in MLPs
An investment in MLP units involves certain risks which differ from an investment in the common stock of a corporation. Holders of MLP units have limited control and voting rights on matters affecting the partnership. In addition, there are certain tax risks associated with an investment in MLP units. See “— Risks Related to U.S. Federal Income Tax.”

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
The agreements governing these financing arrangements contain various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangements and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiaries to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders. There can be no assurance that we or our subsidiaries will comply with the covenants in our debt arrangements in the future. For instance, we did not comply with covenants under certain of our financing arrangements relating to our level of shareholder equity as of March 31, 2020, and in early April 2020, we obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants.The failure to negotiate a waiver or amendment with the applicable lenders, pay off in full the applicable facility or otherwise come into compliance with those or other covenants could, subject to applicable notice, grace and cure periods, result in an event of default allowing for the acceleration of the repayment of obligations due under the financing arrangements. We may be unable to satisfy our obligations upon an event of default and we may not be able to refinance our borrowings under the financing arrangements on commercially reasonable terms or at all. Our or our subsidiaries’ failure to comply with the covenants set forth in the financing arrangements could materially and adversely affect our liquidity, financial condition and results of operations.
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
Illustration.   The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2,344,926 in total average assets, (ii) a weighted average cost of funds of 6.06%, (iii) $905,667 in borrowings outstanding, and (iv) $1,439,259 in average shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to shareholders	-20.11%	-11.96%	-3.82%	4.33%	12.48%
Similarly, assuming (i) approximately $2,344,926 in total average assets, (ii) a weighted average cost of funds of approximately 6.06% and (iii) $905,667 in borrowings outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.34% in order to cover the annual interest payments on our outstanding borrowings.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.
The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. We may also need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments. These events may also increase the difficulty of borrowing or refinancing and may diminish the effectiveness of hedging strategies.
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
On March 23, 2018, the SBCA Act became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of our board of trustees or (2) a majority of votes cast at a special or annual meeting of our shareholders. If we choose to seek such approval, we may be able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing — We currently use borrowed funds to make investments and are exposed to the typical risks associated with leverage.”
Risks Related to U.S. Federal Income Tax
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business — Taxation as a RIC.”
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
Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, unless the income and gains are related to our business of investing in stocks and securities, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.
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
Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our shareholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our shareholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business — Taxation as a RIC.”
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
See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Program and Distributions” for a detailed description of our share repurchase program.

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
Only a limited number of common shares may be repurchased pursuant to our share repurchase program, if any, and, to the extent shareholders are able to sell their common shares under our share repurchase program, shareholders may not be able to recover the amount of their investment in those shares.
Our share repurchase program includes numerous restrictions that limit shareholders’ ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we intend to limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to repurchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Furthermore, the maximum number of common shares to be repurchased for any repurchase offer may further be limited by the terms of our financing arrangements, including the JPMorgan Facility. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terms of our financing arrangements. In addition, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
Our share repurchase program is currently suspended. In addition, in the future, our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. In March 2020, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program generally, we have discretion to not repurchase common shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell common shares promptly or at a desired price.
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

The timing of our repurchase offers pursuant to our share repurchase program, if any, may be at a time that is disadvantageous to our shareholders.
If and when we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase common shares at a price that is lower than the price that investors paid for common shares in our offering. As a result, to the extent investors have the ability to sell their common shares to us as part of our share repurchase program, the price at which an investor may sell common shares may be lower than what an investor paid in connection with the purchase of common shares in our offering.
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
General Risk Factors
Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.
From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have recovered from the events of 2008 and 2009, there have been continuing periods of volatility (e.g., the ongoing COVID-pandemic). For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common shares at a price less than net asset value without first obtaining approval for such issuance from our shareholders and our independent trustees. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
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
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.
If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
As previously announced, our board of trustees has not declared regular cash distributions to shareholders for any period after March 31, 2020 and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our future ability to pay regular distributions consistent with our historical range or to pay distributions fully in cash rather than in common shares might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may also be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder’s basis in our common shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our common shares even if the shareholder sells its shares for less than the original purchase price.
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
Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU on January 31, 2020, the transition and its surrounding negotiations are ongoing, which creates uncertainty, which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
Set forth below is a chart describing the classes of our securities outstanding as of March 10, 2021:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Shares	700,000,000	—	441,638,829
As of March 10, 2021, we had 85,713 record holders of our common shares.
Share Repurchase Program, De Minimis Account Liquidation and Distributions
In March 2020, in light of difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. As a result, no common shares were purchased pursuant to our share repurchase program and there were no de minimis account liquidations during the quarter ended December 31, 2020.
While our board of trustees declared three cash distributions, each in the amount of $0.03 per share, which were paid on July 10, 2020, October 12, 2020 and January 12, 2021, it has not declared or resumed regular cash distributions in 2020 to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2020, 2019 and 2018:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2018	$0.5000	$219,047
2019	$0.5000	$218,187
2020	$0.1733	$75,656
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — RIC Tax Treatment and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.
Item 6.
Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is derived from our consolidated financial statements which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of operations data:
Investment income	$221,926	$365,910	$333,978	$418,756	$369,740
Operating expenses
Total expenses	140,185	170,118	150,031	160,584	138,093
Less: Management fee offset	(706)	(5,992)	(1,276)	—	—
Less: Expense reimbursement from sponsor	—	—	—	(31,260)	—
Add: Expense reimbursement due to sponsor	—	—	—	2,858	—
Net expenses	139,479	164,126	148,755	132,182	138,093
Net investment income	82,447	201,784	185,223	286,574	231,647
Total net realized and unrealized gain (loss) on investments, swap contracts and foreign currency	(957,232)	(238,907)	(245,565)	(399,544)	520,937
Net increase (decrease) in net assets resulting from operations	$(874,785)	$(37,123)	$(60,342)	$(112,970)	$752,584
Per share data:(1)
Net investment income – basic and diluted	$0.19	$0.46	$0.42	$0.65	$0.57
Net increase (decrease) in net assets resulting from operations – basic and diluted	$(2.00)	$(0.08)	$(0.14)	$(0.26)	$1.84
Distributions declared(2)	$0.17	$0.50	$0.50	$0.71	$0.71
Balance sheet data:
Total assets	$2,358,642	$3,674,784	$3,893,516	$4,316,431	$4,268,297
Credit facilities, senior secured notes and repurchase agreement payable	$905,667	$1,236,667	$1,131,667	$1,220,000	$873,665
Total net assets	$1,428,577	$2,379,605	$2,648,186	$2,966,042	$3,348,894
Other data:
Total return(3)	(37.68)%	(1.83)%	(2.49)%	(3.65)%	29.53%
Total return (without assuming reinvestment of distributions)(3)	(37.02)%	(1.33)%	(2.11)%	(3.29)%	28.00%
Number of portfolio company investments at year end	54	77	79	76	84
Total portfolio investments for the year	$687,208	$1,240,325	$1,915,034	$1,861,618	$1,488,179
Proceeds from sales and prepayments of investments	$1,075,528	$1,313,072	$1,948,414	$1,431,648	$1,225,052

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
i.
changes in the economy;

ii.
risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters or pandemics; and

iii.
future changes in laws or regulations and conditions in our operating areas.

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

6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.”

As of December 31, 2020, 67.6% of our total assets constituted qualifying assets. Therefore, until qualifying assets represent at least 70% of our total assets, we may not make investments other than in qualifying assets. Pending investments in other types of “qualifying assets,” we may hold cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
COVID-19 and Energy Market Developments
Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, has resulted in lower demand for crude oil and, as a result, lower commodity prices. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of these events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
These events have already had adverse effects on our investment income and we expect that such adverse effects will continue for some time. These adverse effects have required and may again require us to require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity have had and are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results. In addition, depressed mark-to-market valuations of many of our portfolio companies have materially reduced the value of collateral available to secure our financing arrangements. Consequently, this has adversely impacted our liquidity, may cause us to fall out of compliance with certain portfolio requirements under the 1940 Act that are tied to the value of our investments and, in each case, may continue to do so in the future.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, we previously determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Moreover, while our board of trustees declared three cash distributions, each in the amount of $0.03 per share, which were paid on July 10, 2020, October 12, 2020 and January 12, 2021, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and we expect that future regular cash distributions to shareholders will be suspended until such time that we believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. Accordingly, there can be no assurance that we will be able to pay distributions in the future.
We will continue to carefully monitor the impact of both the COVID-19 pandemic and disruptions in the energy markets on our business and the business of our portfolio companies. Because the full effects of these events are not capable of being known at this time, we cannot estimate the impacts on our future financial condition, results of operations or cash flows. We do, however, expect that these events will continue to have a negative impact on our business and the financial condition of our portfolio companies.
Portfolio Investment Activity for the Years Ended December 31, 2020 and 2019
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2020 and 2019:
	For the Year Ended December 31,
Net Investment Activity	2020	2019
Purchases	$687,208	$1,240,325
Sales and Repayments	(1,075,528)	(1,313,072)
Net Portfolio Activity	$(388,320)	$(72,747)
	For the Year Ended December 31,
	2020		2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans – First Lien	$221,371	33%	$677,674	55%
Senior Secured Loans – Second Lien	19,111	3%	175,756	14%
Senior Secured Bonds	71,267	10%	66,393	5%
Unsecured Debt	113,193	16%	63,668	5%
Preferred Equity	22,716	3%	242,227	20%
Sustainable Infrastructure Investments, LLC	60,603	9%	—	—
Equity/Other	178,947	26%	14,607	1%
Total	$687,208	100%	$1,240,325	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$649,708	$607,338	28%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	277,018	276,312	13%	752,528	564,813	16%
Senior Secured Bonds	286,082	340,042	16%	529,773	524,221	15%
Unsecured Debt	245,180	134,560	6%	398,233	323,220	9%
Preferred Equity	689,253	471,077	22%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,603	61,816	3%	—	—	—
Equity/Other	367,561	290,331	12%	480,760	213,970	6%
Total	$2,575,405	$2,181,476	100%	$4,125,706	$3,482,637	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2020 and 2019:
	December 31, 2020	December 31, 2019
Number of Portfolio Companies	54	77
% Variable Rate (based on fair value)	37.7%	47.4%
% Fixed Rate (based on fair value)	24.6%	25.7%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	24.2%	20.3%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	13.5%	6.6%
Weighted Average Annual EBITDA of Portfolio Companies	$309,742	$248,795
Weighted Average Purchase Price of Debt Investments (as a % of par value)	93.6%	96.1%
% of Investments on Non-Accrual (based on fair value)	8.2%	2.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.0%	8.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) – Excluding Non-Income Producing Assets	9.7%	10.1%
While our board of trustees declared three cash distributions, each in the amount of $0.03 per share, which were paid on July 10, 2020, October 12, 2020 and January 12, 2021, it has not declared or resumed regular cash distributions in 2020 to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on the distributions declared during 2020 of $0.1733 per share, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.30 per share as of December 31, 2020, the annualized distribution rate to shareholders as of December 31, 2020 was 5.25%. Based on our regular monthly cash distribution rate of $0.041667 per share as of December 31, 2019, and the price at which we issued shares pursuant to our distribution reinvestment plan of $5.50 per share, the annualized distribution rate to shareholders as of December 31, 2019 was 9.09%. For the years ended December 31, 2020 and 2019, our total return was (37.68)% and (1.83)%, respectively, and our total return without assuming reinvestment of distributions was (37.02)% and (1.33)%, respectively.

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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2020:
New Direct Originations	For the Three Months Ended December 31, 2020	For the Year Ended December 31, 2020
Total Commitments (including unfunded commitments)	$70,289	$541,036
Exited Investments (including partial paydowns)	(160,761)	(601,606)
Net Direct Originations	$(90,472)	$(60,570)
	For the Three Months Ended December 31, 2020		For the Year Ended December 31, 2020
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans – First Lien	$41,112	59%	$124,119	23%
Senior Secured Loans – Second Lien	10,420	15%	10,420	2%
Senior Secured Bonds	16,381	23%	71,213	13%
Unsecured Debt	—	—	112,848	21%
Preferred Equity	—	—	10,156	2%
Sustainable Infrastructure Investments, LLC	—	—	60,603	11%
Equity/Other	2,376	3%	151,677	28%
Total	$70,289	100%	$541,036	100%
	For the Three Months Ended December 31, 2020	For the Year Ended December 31, 2020
Average New Direct Origination Commitment Amount	$10,041	$28,476
Weighted Average Maturity for New Direct Originations	12/19/22	4/11/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	7.9%	8.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period – Excluding Non-Income Producing Assets	8.1%	12.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	6.4%	8.2%

The following table presents certain selected information regarding our direct originations as of December 31, 2020 and 2019:
Characteristics of All Direct Originations held in Portfolio	December 31, 2020	December 31, 2019
Number of Portfolio Companies	46	49
Weighted Average Annual EBITDA of Portfolio Companies	$310,123	$267,575
Weighted Average Leverage Through Tranche of Portfolio Companies – Excluding Equity/Other Securities	4.3x	4.7x
% of Investments on Non-Accrual (based on fair value)	9.1%	2.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	7.1%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations – Excluding Non-Income Producing Assets	10.0%	10.4%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2020 and 2019:
	December 31, 2020		December 31, 2019
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,953,804	90%	$2,617,063	75%
Broadly Syndicated/Other	227,672	10%	865,574	25%
Total	$2,181,476	100%	$3,482,637	100%
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
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan – full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment – some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2020 and 2019:
	December 31, 2020		December 31, 2019
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	966,968	44%	2,115,875	61%
3	888,656	41%	805,934	23%
4	162,251	7%	206,535	6%
5	163,601	8%	354,293	10%
	$2,181,476	100%	$3,482,637	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Years Ended December 31, 2020, 2019 and 2018
Revenues
Our investment income for the years ended December 31, 2020, 2019 and 2018 was as follows:
	Years Ended December 31,
	2020		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$190,177	85%	$322,641	88%	$305,891	92%
Paid-in-kind interest income	30,396	14%	35,302	10%	10,163	3%
Fee income	1,287	1%	7,688	2%	17,736	5%
Dividend income	66	0%	279	0%	188	0%
Total investment income(1)	$221,926	100%	$365,910	100%	$333,978	100%

(1)
Such revenues represent $161,239, $301,214 and $309,907 of cash income earned as well as $60,687, $64,696 and $24,071 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2020, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income and PIK income for the year ended December 31, 2020, compared to the year ended December 31, 2019 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio, certain investments being placed on non-accrual and an increase in the portfolio’s allocation to non-income producing assets as a result of restructurings. The increase in the amount of interest income and PIK income for the year ended December 31, 2019, compared to the year ended December 31, 2018 was primarily due to a combination of factors including an increase in the size of our directly originated investments and structured preferred equity investments in addition to higher yields in certain of our investments.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the year ended December 31, 2020 compared to the year ended December 31, 2019, and for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the decrease of origination and prepayment activity during the period.
Expenses
Our operating expenses for the years ended December 31, 2020, 2019 and 2018 were as follows:
	Year Ended December 31,
	2020	2019	2018
Management fees	$49,029	$68,526	$70,075
Administrative services expenses	6,579	4,760	3,717
Share transfer agent fees	2,728	2,748	2,608
Accounting and administrative fees	787	1,106	1,318
Interest expense	75,101	88,364	66,681
Trustees’ fees	789	762	1,004
Expenses associated with our independent audit and related fees	451	444	411
Legal fees	1,581	438	599
Printing fees	736	1,018	954
Insurance expense	143	99	132
Other	2,261	1,853	2,532
Total operating Expenses	140,185	170,118	150,031
Less: Management fee offset	(706)	(5,992)	(1,276)
Net operating expenses	$139,479	$164,126	$148,755
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2020, 2019 and 2018:
	Year Ended December 31,
	2020	2019	2018
Ratio of operating expenses to average net assets	8.20%	6.54%	5.19%
Ratio of management fee offset to average net assets	(0.04)%	(0.23)%	(0.05)%
Ratio of net operating expenses to average net assets	8.16%	6.31%	5.14%
Less: Ratio of interest expense to average net assets	(4.40)%	(3.40)%	(2.30)%
Ratio of net operating expenses, excluding interest expenses, to average net assets	3.76%	2.91%	2.84%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $706, $5,992 and $1,276 for the years ended December 31, 2020, 2019 and 2018. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the management fee offset for the years ended December 31, 2020, 2019 and 2018.
Net Investment Income
Our net investment income totaled $82,447 ($0.19 per share), $201,784 ($0.46 per share) and $185,223 ($0.42 per share) for the years ended December 31, 2020, 2019 and 2018, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, swap contracts and debt extinguishment for the years ended December 31, 2020, 2019 and 2018 were as follows:
	Year Ended December 31,
	2020	2019	2018
Net realized gain (loss) on investments(1)	$(1,222,667)	$(114,746)	$(100,914)
Net realized gain (loss) on swap contracts	20,250	5,453	1,165
Net realized gain (loss) on debt extinguishment	2,591	—	—
Total net realized gain (loss)	$(1,199,826)	$(109,293)	$(99,749)

(1)
We sold investments and received principal repayments of $992,178 and $83,350, respectively, during the year ended December 31, 2020, $882,557 and $430,515, respectively, during the year ended December 31, 2019 and $1,401,163 and $547,251, respectively, during the year ended December 31, 2018.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the years ended December 31, 2020, 2019 and 2018 were as follows:
	Year Ended December 31,
	2020	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$249,140	$(116,518)	$(165,490)
Net change in unrealized appreciation (depreciation) on swap contracts	(6,551)	(13,103)	19,654
Net change in unrealized appreciation (depreciation) on foreign currency	5	7	20
Total net change in unrealized appreciation (depreciation)	$242,594	$(129,614)	$(145,816)
During the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses and the performance of certain of our upstream and equity/other investments. During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the decline in Energy markets and performance of certain upstream and common equity investments. During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the decline in Energy markets in the fourth quarter and performance of our directly originated investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2020, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $(874,785) ($(2.00) per share), $(37,123) ($(0.08) per share) and $(60,342) ($(0.14) per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2020, we had $142,536 in cash, which we held in custodial accounts. As of December 31, 2020, we also had broadly syndicated investments that could be sold to create additional liquidity. As of December 31, 2020, we had three senior secured loan investments with aggregate unfunded commitments of $19,403 and an unfunded commitment of $2,234 to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand and/or liquid securities to fund such unfunded commitments should the need arise.
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
In light of difficult market conditions, we took several steps during the year to seek to enhance our liquidity by, among other things, suspending our share repurchase program, suspending regular cash distributions and reducing leverage by paying down borrowings. In addition, FS/EIG Advisor deferred the payment of a portion of the management fee to which it was entitled for investment advisory services provided during the quarterly periods ended March 31, 2020 and June 30, 2020, though FS/EIG Advisor has since received the deferred fees. We believe the net result of such measures resulted in an improved liquidity position for us.
This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 and Energy Market Developments” above and “— Financing Arrangements” below.
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2020:
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$416,667	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023
Total			$905,667	$—

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of December 31, 2020, the fair value of the Senior Secured Notes was approximately $473,166.

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
In general, when we pay regular cash distributions, we intend to declare them on a quarterly or monthly basis and pay them on a monthly basis. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date that common shares are issued to such shareholder. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
Our distribution proceeds have exceeded and in the future may exceed our earnings. Therefore, portions of the distributions that we have made represented, and may make in the future may represent, a return of capital to shareholders, which lowers their tax basis in their common shares. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS/EIG Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder’s cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.
We intend to make any regular distributions in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their cash distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
While our board of trustees declared three cash distributions in 2020, each in the amount of $0.03 per share, which were paid on July 10, 2020, October 12, 2020 and January 12, 2021, they have not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2020, 2019 and 2018:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2018	$0.5000	$219,047
2019	$0.5000	$218,187

	Distribution
For the Year Ended December 31,	Per Share	Amount
2020	$0.1733	$75,656
See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income, the components of accumulated earnings on a tax basis and deferred taxes.
Critical Accounting Policies
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our consolidated financial statements contained in this annual report on Form 10-K. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor agreed to waive incentive fees on income for the period of twelve months ended December 31, 2018. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2020, 2019 and 2018 and for FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2020 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
JPMorgan Facility(2)	February 16, 2023	$416,667	—	$416,667	$—	—
Senior Secured Notes(2)	August 15, 2023	$489,000	—	$489,000	$—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At December 31, 2020, no amounts remained unused under the financing arrangement.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 37.7% of our portfolio investments (based on fair value) paid variable interest rates, 24.6% paid fixed interest rates, 24.2% were income producing preferred equity and equity/other investments and the remainder (13.5%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
Pursuant to the terms of the JPMorgan Facility, we borrow at a floating rate based on a benchmark interest rate. Under the indenture governing the Senior Secured Notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2020 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 24 basis points	$(399)	$(716)	$317	0.2%
No Change	—	—	—	—
Up 100 basis points	$3,001	$3,578	$(577)	(0.4)%
Up 300 basis points	$18,731	$10,733	$7,998	6.1%
Up 500 basis points	$35,025	$17,889	$17,136	13.1%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2020, 2019 and 2018, we did not engage in interest rate hedging activities.
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

Item 8.   Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
FS Energy and Power Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Energy and Power Fund (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Energy and Power Fund as of December 31, 2020 and 2019, and the results of its operations, changes in net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodians, brokers and/or the underlying investee. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Level 3 Fair Value Measurements
The fair value of the Company’s investments using Level 3 fair value measurements was approximately $1.95 billion as of December 31, 2020. As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s investments consist primarily of illiquid corporate debt and equity investments that were acquired directly from the issuer. Such investments include secured loans and bonds, unsecured debt, and unlisted preferred and common equity securities. The valuation techniques used in estimating the fair value of these investments may vary based on the specific characteristics of the investments and require the use of certain significant unobservable inputs.
We identified Level 3 fair value measurements as a critical audit matter due to the subjective nature of the judgments necessary for management to select valuation techniques and the use of significant unobservable inputs to estimate the fair value. Auditing the reasonableness of management’s selection of valuation techniques and the related unobservable inputs required a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist.
The primary procedures we performed to address this critical audit matter included the following, among others:
•
We obtained an understanding of the relevant controls related to management’s valuation of Level 3 fair value measurements, including those related to valuation techniques and significant unobservable inputs and tested such controls for design and operating effectiveness.

•
With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. We also tested the related significant unobservable inputs by comparing these inputs to external sources.

•
We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
March 10, 2021

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost – $2,053,838 and $3,399,611, respectively)	$1,825,470	$3,108,039
Non-controlled/affiliated investments (amortized cost – $406,430 and $698,631, respectively)	239,279	374,598
Controlled/affiliated investments (amortized cost – $115,137 and $27,464, respectively)	116,727	—
Total investments, at fair value (amortized cost – $2,575,405 and $4,125,706 respectively)	2,181,476	3,482,637
Cash	142,536	149,752
Restricted cash	—	667
Receivable for investments sold and repaid	7,691	729
Swap income receivable	—	395
Unrealized appreciation on swap contracts	—	6,831
Interest receivable	26,705	33,507
Prepaid expenses and other assets	234	266
Total assets	$2,358,642	$3,674,784
Liabilities
Payable for investments purchased	$—	$28,518
Credit facilities payable (net of deferred financing costs of $5,816 and $6,370, respectively)(1)	410,851	730,297
Secured note payable (net of deferred financing costs of $5,284 and $7,344, respectively)(1)	478,521	485,313
Shareholder distributions payable	13,188	10,240
Management fees payable	10,156	15,582
Administrative services expenses payable	949	507
Interest payable	14,236	16,567
Unrealized depreciation on swap contracts	—	280
Trustees’ fees payable	192	192
Other accrued expenses and liabilities	1,972	7,683
Total Liabilities	930,065	1,295,179
Commitments and contingencies ($0 and $28,104, respectively)(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 440,020,123 and 438,477,007 shares issued and outstanding, respectively	440	438
Capital in excess of par value	3,152,485	3,610,533
Accumulated earnings (deficit)	(1,724,348)	(1,231,366)
Total shareholders’ equity	1,428,577	2,379,605
Total liabilities and shareholders’ equity	$2,358,642	$3,674,784
Net asset value per common share at year end	$3.25	$5.43

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$177,147	$292,728	$258,862
Paid-in-kind interest income	18,397	34,228	7,878
Fee income	1,287	3,031	15,645
Dividend income	66	279	188
From non-controlled/affiliated investments:
Interest income	10,144	29,913	47,029
Paid-in-kind interest income	11,999	1,074	2,285
Fee income	—	4,657	2,091
From controlled/affiliated investments:
Interest income	2,886	—	—
Total investment income	221,926	365,910	333,978
Operating expenses
Management fees	49,029	68,526	70,075
Administrative services expenses	6,579	4,760	3,717
Share transfer agent fees	2,728	2,748	2,608
Accounting and administrative fees	787	1,106	1,318
Interest expense(1)	75,101	88,364	66,681
Trustees’ fees	789	762	1,004
Other general and administrative expenses	5,172	3,852	4,628
Total operating expenses	140,185	170,118	150,031
Less: Management fee offset(2)	(706)	(5,992)	(1,276)
Net expenses	139,479	164,126	148,755
Net investment income	82,447	201,784	185,223
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(766,774)	(121,361)	(94,085)
Non-controlled/affiliated	(428,429)	6,615	(6,829)
Controlled/affiliated	(27,464)	—	—
Net realized gain (loss) on swap contracts	20,250	5,453	1,165
Net realized gain (loss) on debt extinguishment	2,591	—	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	63,204	(51,511)	(30,914)
Non-controlled/affiliated	156,882	(65,007)	(134,576)
Controlled/affiliated	29,054	—	—
Net change in unrealized appreciation (depreciation) on swap contracts	(6,551)	(13,103)	19,654
Net change in unrealized gain (loss) on foreign currency	5	7	20
Total net realized and unrealized gain (loss)	(957,232)	(238,907)	(245,565)
Net increase (decrease) in net assets resulting from operations	$(874,785)	$(37,123)	$(60,342)
Per share information – basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(2.00)	$(0.08)	$(0.14)
Weighted average shares outstanding	437,620,915	437,167,745	438,963,491

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operations
Net investment income	$82,447	$201,784	$185,223
Net realized gain (loss) on investments, swap contracts and debt extinguishment	(1,199,826)	(109,293)	(99,749)
Net change in unrealized appreciation (depreciation) on investments	249,140	(116,518)	(165,490)
Net change in unrealized appreciation (depreciation) on swap contracts	(6,551)	(13,103)	19,654
Net change in unrealized gain (loss) on foreign currency	5	7	20
Net increase (decrease) in net assets resulting from operations	(874,785)	(37,123)	(60,342)
Shareholder distributions(1)
Distributions to shareholders	(63,272)	(218,187)	(219,047)
Distributions representing return of capital	(12,384)	—	—
Net decrease in net assets resulting from shareholder distributions	(75,656)	(218,187)	(219,047)
Capital share transactions(2)
Reinvestment of shareholder distributions	26,236	101,727	118,191
Repurchases of common shares	(26,823)	(114,998)	(156,658)
Net increase (decrease) in net assets resulting from capital share transactions	(587)	(13,271)	(38,467)
Total increase (decrease) in net assets	(951,028)	(268,581)	(317,856)
Net assets at beginning of year	2,379,605	2,648,186	2,966,042
Net assets at end of year	$1,428,577	$2,379,605	$2,648,186

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(874,785)	$(37,123)	$(60,342)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(375,782)	(1,111,384)	(1,768,663)
Paid-in-kind interest	(30,396)	(35,302)	(10,163)
Proceeds from sales and repayments of investments	764,102	1,184,131	1,802,043
Net realized (gain) loss on investments	1,222,667	114,746	100,914
Net change in unrealized (appreciation) depreciation on investments	(249,140)	116,518	165,490
Net change in unrealized (appreciation) depreciation on swap contracts	6,551	13,103	(19,654)
Accretion of discount	(30,290)	(29,394)	(14,868)
Amortization of deferred financing costs and discount	7,523	6,123	4,217
(Increase) decrease in receivable for investments sold and repaid	(6,962)	15,245	50,363
(Increase) decrease in interest receivable	6,802	(168)	17,954
(Increase) decrease in expense reimbursement due from sponsor(1)	—	—	5,945
(Increase) decrease in swap income receivable	395	459	(854)
(Increase) decrease in prepaid expenses and other assets	32	2,104	(2,315)
Increase (decrease) in payable for investments purchased	(28,518)	(63,376)	3,861
Increase (decrease) in management fees payable	(5,426)	(824)	(5,428)
Increase (decrease) in administrative services expense payable	442	9	137
Increase (decrease) in swap income payable	—	(225)	225
Increase (decrease) in interest payable(2)	(2,331)	339	10,195
Increase (decrease) in trustees’ fees payable	—	9	(69)
Increase (decrease) in other accrued expenses and liabilities	(5,711)	4,377	(1,515)
Net cash provided by (used in) operating activities	399,173	179,367	277,473
Cash flows from financing activities
Repurchases of common shares	(26,823)	(114,998)	(156,658)
Shareholder distributions paid	(46,472)	(115,256)	(102,758)
Borrowings under credit facilities(2)	160,000	580,000	321,667
Borrowings under secured notes(2)	—	—	489,865
Repayments of credit facilities(2)	(480,000)	(475,000)	(910,000)
Repayments under senior secured notes(2)	(11,000)	—	—
Deferred financing costs paid	(2,761)	(2,200)	(16,459)
Net cash provided by financing activities	(407,056)	(127,454)	(374,343)
Total increase (decrease) in cash	(7,883)	51,913	(96,870)
Cash and restricted cash at beginning of year(3)	150,419	98,506	195,376
Cash and restricted cash at end of year(3)	$142,536	$150,419	$98,506
Supplemental disclosure
Reinvestment of shareholder distributions	$26,236	$101,727	$118,191
Non-cash purchases of investments	$(311,426)	$(128,941)	$(146,371)
Non-cash sales of investments	$311,426	$128,941	$146,371

(1)
See Note 4 for a discussion of expense reimbursements payable to the Company by its former investment adviser and affiliates.

(2)
See Note 9 for a discussion of the Company’s credit facilities. During the years ended December 31, 2020, 2019 and 2018, the Company paid $69,909, $81,902 and $52,269, respectively, in interest expense on the credit facilities.

(3)
Balance includes cash of $142,536 at December 31, 2020, cash of $149,752 and restricted cash of $667 at December 31, 2019 and cash of  $97,839 and restricted cash of  $667 at December 31, 2018. Restricted cash was the cash collateral required to be posted pursuant to the Company’s swap contracts.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 42.5%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	$20,734	$18,082	$15,992
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	15,189	15,189	11,715
Allied Wireline Services, LLC	(f)(n)(o)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	53,007	53,007	53,007
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	11/6/21	1,807	1,804	1,698
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	429	429	395
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	49,865	49,598	49,372
Brazos Delaware II LLC		Midstream	L+400		5/21/25	40,111	38,155	35,140
Cimarron Energy Inc.	(s)	Service & Equipment	L+900	1.0%	6/30/21	7,500	7,500	6,797
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(o)(s)(v)	Upstream	0.0%		12/31/23	100,000	37,527	31,670
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	33,392	32,769	21,601
FR BR Holdings LLC	(f)(h)(s)	Midstream	L+650		12/14/23	85,700	82,258	82,966
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	29,925	29,343	29,955
Luxe Drillship Operating, LLC	(s)	Upstream	8.0%		10/30/24	16,976	16,088	15,779
MECO IV LLC	(s)	Upstream	L+925	1.5%	9/14/21	33,250	32,951	23,275
MRP CalPeak Holdings, LLC	(h)(s)	Power	L+525	1.5%	1/27/25	14,328	14,328	14,122
MRP West Power Holdings II, LLC	(h)(s)	Power	L+525	1.5%	1/27/25	14,586	14,586	14,378
Navitas Midstream Midland Basin LLC	(h)	Midstream	L+450	1.0%	12/13/24	29,650	28,861	29,298
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,400	38,041	38,931
NNE Holding LLC	(h)(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		3/2/22	40,455	40,419	38,432
Permian Production Holdings, LLC	(f)(s)(w)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	14,075	11,498	11,446
Plainfield Renewable Energy Holdings LLC	(o)(s)	Power	10.0% (10.0% Max PIK)		8/22/25	2,998	2,998	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/23	2,709	2,709	—
Plainfield Renewable Energy Holdings LLC	(s)	Power	15.5% (9.5% Max PIK)		8/22/25	10,801	10,801	10,602
Swift Worldwide Resources US Holdings Corp.	(h)(s)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	60,877	60,877	60,877
Warren Resources, Inc.	(s)(w)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	27,788	27,788	27,788
Total Senior Secured Loans – First Lien							667,606	625,236
Unfunded Loan Commitments							(17,898)	(17,898)
Net Senior Secured Loans – First Lien							649,708	607,338
Senior Secured Loans – Second Lien – 19.3%
Aethon III BR LLC	(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,740	20,000
Aethon United BR LP	(f)(h)(s)	Upstream	L+675	1.0%	9/8/23	148,150	146,950	147,365
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	21,429	21,353	20,792
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Encino Acquisition Partners Holdings LLC	(f)	Upstream	L+675	1.0%	10/29/25	$41,828	$36,014	$38,561
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,497	13,334
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,482
Penn Virginia Holdings Corp.	(f)(h)(k)(s)	Upstream	L+700	1.0%	9/29/22	20,950	20,587	19,563
SilverBow Resources, Inc.	(f)(h)(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,877	16,720
Total Senior Secured Loans – Second Lien							278,523	277,817
Unfunded Loan Commitments							(1,505)	(1,505)
Net Senior Secured Loans – Second Lien							277,018	276,312
Senior Secured Bonds – 23.8%
Black Swan Energy Ltd.	(k)(s)	Upstream	9.0%		1/20/24	90,000	90,000	89,100
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	25,538	25,562	25,538
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	36,308	34,139	36,308
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	89,968	16,381	89,968
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	99,128
Total Senior Secured Bonds							286,082	340,042
Unsecured Debt – 9.5%
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,330	1,178	1,172
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	8,450	7,484	7,447
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,746	1,547	1,539
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,644	1,456	1,449
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,446	1,280	1,274
Great Western Petroleum, LLC	(f)(s)	Upstream	8.5%		4/15/25	13,636	13,183	12,954
Great Western Petroleum, LLC	(f)	Upstream	9.0%		9/30/21	35,830	35,827	21,140
Hammerhead Resources Inc.	(f)(k)(o)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	55,607	55,144	55,607
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	37,778	37,814	—
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	9,882	9,892	—
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	6,693	5,075	5,103
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	26,875
Total Unsecured Debt							245,180	134,560

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity – 33.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(s)	Service & Equipment				28,942,003	$1,447	$5,354
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	56,228	54,177
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
Great Western Petroleum, LLC, Preferred Equity	(f)(h)(r)(s)	Upstream	15.5%		12/31/27	36,364	47,372	18,182
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/30/24	95,821,000	86,729	—
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/27/23	59,819,000	53,548	—
NGL Energy Partners, LP, Preferred Equity	(k)(s)	Midstream	14.2%		7/2/27	156,250	168,049	109,375
NuStar, Preferred Equity	(f)(h)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	102,744	118,048
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(s)	Power	13.1%		6/30/25	70,297	92,750	79,546
USA Compression Partners, LP, Preferred Equity	(h)(k)(s)	Midstream	9.8%		4/3/28	79,336	77,600	86,395
Total Preferred Equity							689,253	471,077
						Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC – 4.3%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$60,603	$61,816
Total Sustainable Infrastructure Investments, LLC							60,603	61,816
Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other – 20.3%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment	6,944,444	$6,944	$896
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power	35	2,652	2,504
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment	48,400	1,527	1,904
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(x)	Service & Equipment	22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream	126,632,117	351	418
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream	148,692,908	44,700	33,084
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(s)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment	4,302,293	3,950	30
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment	25,000,000	1,289	175
Denbury Inc., Common Equity	(f)(k)(o)	Upstream	1,265,510	22,906	32,511
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream	135,062	$17,558	$2,794
Limetree Bay Ventures, LLC, Common Equity	(f)(o)(s)(w)	Midstream	128,645	3,406	—
Lonestar Resources US Inc., Common Equity	(f)(o)(w)	Upstream	864,000	2,376	2,592
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(f)(o)(s)	Upstream	N/A	1,354	773
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream	503,176	138,208	152,860
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	2,187,500	3,083	88
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	3,125,000	2,623	81
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	781,250	576	21
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	546,880	630	22
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream	1,951,667	—	—
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream	9,599,928	58,985	38,385
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream	13,973	2,182	2,377
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment	3,750,000	6,029	2,531
UP Energy, LLC, Common Equity	(f)(o)(s)	Upstream	367,237	9,019	8,160
USA Compression Partners, LP, Warrants (Market)	(f)(h)(k)(o)(s)	Midstream	793,359	555	1,412
USA Compression Partners, LP, Warrants (Premium)	(f)(h)(k)(o)(s)	Midstream	1,586,719	714	2,253
Warren Resources, Inc., Common Equity	(f)(o)(s)(w)	Upstream	4,415,749	20,754	4,460
Total Equity/Other				367,561	290,331
TOTAL INVESTMENTS – 152.7%				$2,575,405	2,181,476
LIABILITIES IN EXCESS OF OTHER ASSETS – (52.7%)					(752,899)
NET ASSETS – 100.0%					$1,428,577

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month London Interbank Offered Rate, or LIBOR, was 0.24% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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
As of December 31, 2020
(in thousands, except share amounts)

(h)
Security or portion thereof held within Gladwyne Funding LLC, a wholly-owned subsidiary of the Company.

(i)
Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

(j)
Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2020, 67.6% of the Company’s total assets represented qualifying assets. Therefore, the Company may not make investments other than in qualifying assets until qualifying assets represent at least 70% of the Company’s total assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of December 31, 2020.

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

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2020.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2020.

(v)
Investment is a real property interest and is included with Senior Secured Loans — First Lien to facilitate comparison with other investments.

(w)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the year ended December 31, 2020:

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(1)	PIK Income(1)
Senior Secured Loans – First Lien
BL Sand Hills Unit, L.P.	$288	$—	$(223)	$—	$(16,451)	$16,386	$—	$—	$—
MB Precision Holdings LLC	4,585	157	(3,949)	48	(748)	(93)	—	305	157
Permian Production Holdings, LLC	—	11,450	—	48	—	(52)	11,446	262	23
Warren Resources, Inc.	27,507	281	—	—	—	—	27,788	2,915	280
Senior Secured Loans – Second Lien
Titan Energy Operating, LLC	—	—	(600)	—	(100,302)	100,902	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	223,369	—	(135,635)	636	(96,598)	8,228	—	5,647	—
Limetree Bay Ventures, LLC	—	25,562	—	—	—	(24)	25,538	—	2,700
Limetree Bay Ventures, LLC	—	33,813	—	326	—	2,169	36,308	326	1,790
Limetree Bay Ventures, LLC	—	16,381	—	—	—	73,587	89,968	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	37,814	—	—	—	(37,814)	—	—	3,068
Limetree Bay Ventures, LLC	—	9,892	—	—	—	(9,892)	—	—	1,045
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	86,105	—	624	—	(86,729)	—	689	1,950
Limetree Bay Ventures, LLC, Preferred Equity	—	53,548	—	—	—	(53,548)	—	—	986
MB Precision Investment Holdings LLC, Class A Preferred Units	1,205	—	—	—	(1,880)	675	—	—	—
Equity/Other
BL Sand Hills Unit, L.P., Net Profits Interest	—	—	(60)	—	(5,120)	5,180	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	—	—	(8)	—	(732)	740	—	—	—
BL Sand Hills Unit, L.P., Series A Units	—	—	—	—	(24,019)	24,019	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	6,906	—	(376)	—	(65,624)	59,094	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	1,307	—	(70)	—	(8,106)	6,869	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	15,793	—	(859)	—	(36,875)	21,941	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	23,306	—	(1,268)	—	(54,420)	32,382	—	—	—
Harvest Oil & Gas Corp., Common Equity	8,644	—	(2,701)	—	—	(3,149)	2,794	—	—
Limetree Bay Ventures, LLC, Common Equity	—	3,406	—	—	—	(3,406)	—	—	—
Lonestar Resources US Inc., Common Equity	—	2,376	—	—	—	216	2,592	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	(490)	—	—	490	—	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	50,721	—	—	—	—	(12,336)	38,385	—	—
Titan Energy, LLC, Common Equity	16	—	—	—	(17,554)	17,538	—	—	—
Warren Resources, Inc., Common Equity	10,951	—	—	—	—	(6,491)	4,460	—	—
	$374,598	$280,785	$(146,239)	$1,682	$(428,429)	$156,882	$239,279	$10,144	$11,999
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

(1)
Interest and PIK income presented for the year ended December 31, 2020.

(x)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to such portfolio companies for the year ended December 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(1)
Senior Secured Loans – First Lien
Allied Wireline Services, LLC	$—	$53,007	$—	$—	$—	$—	$53,007	$2,886
Lusk Operating LLC	—	—	—	—	(27,464)	27,464	—	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	—	60,603	—	—	—	1,213	61,816	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	1,527	—	—	—	377	1,904	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Lusk Operating LLC, Common Equity	—	—	—	—	—	—	—	—
	$—	$115,137	$—	$—	$(27,464)	$29,054	$116,727	$2,886

(1)
Interest income presented for the year ended December 31, 2020.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 47.7%
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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC	(w)	Power	15.5%		8/22/25	$10,397	$10,397	$10,441
Power Distribution, Inc.	(w)(x)	Power	L+725	1.3%	1/25/23	27,891	27,891	25,982
Prairie ECI Acquiror LP	(f)	Midstream	L+475		3/11/26	17,991	17,615	17,901
Sandy Creek Energy Associates, L.P.	(f)	Power	L+400	1.0%	11/9/20	72,666	66,553	62,054
Swift Worldwide Resources US Holdings Corp.	(h)(w)(x)	Service & Equipment	9.5%, L+150 PIK (L+1.5% Max PIK)	2.5%	7/20/21	59,901	59,901	59,901
Terra-Gen Finance Co LLC		Power	L+425	1.0%	12/9/21	25,185	23,922	24,429
Traverse Midstream Partners LLC	(h)	Midstream	L+400	1.0%	9/27/24	60,273	60,283	54,728
Ultra Resources, Inc.		Upstream	L+375, 0.25% PIK (0.25% Max PIK)	1.0%	4/12/24	67,405	57,066	40,542
Warren Resources, Inc.	(h)(w)(z)	Upstream	L+1000, 0.0% PIK (1.0% Max PIK)	1.0%	5/22/20	27,507	27,507	27,507
Waterbridge Operating LLC	(h)	Midstream	L+575	1.0%	6/22/26	24,938	24,348	24,595
Total Senior Secured Loans – First Lien							1,317,947	1,199,989
Unfunded Loan Commitments							(65,418)	(65,418)
Net Senior Secured Loans – First Lien							1,252,529	1,134,571
Senior Secured Loans – Second Lien – 23.7%
Aethon III BR LLC	(w)	Upstream	L+675	1.0%	1/10/25	10,000	9,868	9,956
Aethon United BR LP	(h)(w)	Upstream	L+675	1.0%	9/8/23	148,150	146,582	146,298
Arena Energy, LP	(h)(w)(x)	Upstream	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	116,730	116,730	113,575
Bellatrix Exploration Ltd.	(k)(w)	Upstream	8.5%		9/11/23	22,511	22,511	22,511
Bellatrix Exploration Ltd.	(k)(m)(o)(w)(x)	Upstream	8.5%		9/11/23	54,108	49,379	17,168
Chisholm Oil and Gas Operating, LLC	(w)(x)	Upstream	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	197,503	196,000	149,201
Chisholm Energy Holdings, LLC	(w)	Upstream	L+625	1.5%	5/15/26	21,429	21,230	21,090
Chisholm Energy Holdings, LLC	(e)(w)	Upstream	L+625	1.5%	5/15/26	8,571	8,571	8,436
Encino Acquisition Partners Holdings LLC		Upstream	L+675	1.0%	10/29/25	41,828	35,334	31,579
Peak Exploration & Production, LLC	(w)	Upstream	L+675	1.5%	11/16/23	13,545	13,484	13,435
Peak Exploration & Production, LLC	(e)(w)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
Penn Virginia Holdings Corp.	(h)(k)(w)	Upstream	L+700	1.0%	9/29/22	20,000	20,000	19,726
Rosehill Operating Company, LLC	(w)(x)	Upstream	10.0%		1/31/23	1,667	1,655	1,619
SilverBow Resources, Inc.	(h)(k)(w)	Upstream	L+750	1.0%	12/15/24	19,000	18,853	18,802
Titan Energy Operating, LLC	(m)(o)(w)(x)(z)	Upstream	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	137,233	100,902	—
Total Senior Secured Loans – Second Lien							762,604	574,889
Unfunded Loan Commitments							(10,076)	(10,076)
Net Senior Secured Loans – Second Lien							752,528	564,813
Senior Secured Bonds – 22.0%
Black Swan Energy Ltd.	(h)(k)(w)(x)	Upstream	9.0%		1/20/24	90,000	90,000	91,692
Denbury Resources Inc.	(k)	Upstream	7.5%		2/15/24	12,000	11,995	10,260
Denbury Resources Inc.	(k)	Upstream	9.3%		3/31/22	42,341	42,139	40,024
FourPoint Energy, LLC	(h)(w)(x)(z)	Upstream	9.0%		12/31/21	235,125	231,597	223,369
Talen Energy Supply LLC	(h)	Power	7.3%		5/15/27	34,319	34,042	36,176
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Velvet Energy Ltd.	(h)(k)(w)	Upstream	9.0%		10/5/23	$120,000	$120,000	$122,700
Total Senior Secured Bonds							529,773	524,221
Unsecured Debt – 13.6%
Ferrellgas, L.P.		Midstream	6.5%		5/1/21	24,729	22,296	21,462
Ferrellgas, L.P.		Midstream	6.8%		1/15/22	25,020	22,137	21,337
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,145	1,067	1,145
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	7,276	6,779	7,276
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,503	1,401	1,503
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,415	1,319	1,415
Global Jet Capital Holdings, LP	(w)(x)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,245	1,160	1,245
Great Western Petroleum, LLC	(w)(x)	Upstream	8.5%		4/15/25	13,636	13,101	11,966
Great Western Petroleum, LLC	(x)	Upstream	9.0%		9/30/21	35,830	35,764	32,129
Hammerhead Resources Inc.	(k)(w)(x)	Upstream	9.0%		7/10/22	100,000	98,299	96,750
Lonestar Resources America Inc.	(x)	Upstream	11.3%		1/1/23	37,500	38,310	25,781
Martin Midstream Partners L.P.	(k)(x)	Midstream	7.3%		2/15/21	12,723	12,453	11,615
Moss Creek Resources, LLC	(x)	Upstream	7.5%		1/15/26	42,693	40,473	32,566
Oasis Petroleum Inc.	(k)	Upstream	6.9%		3/15/22	2,000	1,946	1,930
Oasis Petroleum Inc.	(k)	Upstream	6.9%		1/15/23	11,850	11,085	11,613
Talen Energy Supply LLC		Power	9.5%		7/15/22	10,365	10,442	10,371
Tenrgys, LLC	(m)(n)(o)(w)(x)	Upstream	L+900	2.5%	12/23/18	75,000	75,000	28,000
Whiting Petroleum Corp.	(k)	Upstream	5.8%		3/15/21	5,395	5,201	5,116
Total Unsecured Debt							398,233	323,220

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity – 30.4%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(w)(x)	Service & Equipment				28,942,003	$1,447	$11,982
Altus Midstream LP, Series A Preferred Units	(j)(w)(x)	Midstream	11.0%		6/28/26	51,053	52,185	53,095
Global Jet Capital Holdings, LP, Preferred Equity	(o)(w)(x)	Industrials				27,856	2,786	348
Great Western Petroleum, LLC, Preferred Equity	(n)(w)(x)	Upstream	15.5%		12/31/27	36,364	42,306	39,332
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.5%		11/27/23	83,877,497	84,155	72,831
Limetree Bay Ventures, LLC, Preferred Equity	(w)(x)	Midstream	13.5%		11/27/23	42,402,611	42,403	35,489
MB Precision Investment Holdings LLC, Class A Preferred Units	(n)(o)(w)(x)(z)	Industrials				8,952,623	1,880	1,205
NGL Energy Partners, LP, Preferred Equity	(k)(w)(x)	Midstream	14.2%		7/2/27	156,250	155,770	159,198
NuStar, Preferred Equity	(h)(k)(w)(x)	Midstream	12.8%		6/29/28	5,910,165	150,836	178,842
Rosehill Resources, Inc. Preferred Equity	(o)(w)(x)	Upstream				2,536	2,511	2,709
Segreto Power Holdings, LLC, Preferred Equity	(g)(w)(x)	Power	13.1%		5/8/25	70,297	83,418	82,311
TE Holdings, LLC, Preferred Equity	(o)(x)	Upstream				1,475,531	14,734	—
USA Compression Partners, LP, Preferred Equity	(h)(k)(w)(x)	Midstream	9.8%		4/3/28	79,336	77,452	84,500
Total Preferred Equity							711,883	721,842
Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other – 9.0%(l)
Abaco Energy Technologies LLC, Common Equity	(o)(w)(x)	Service & Equipment	6,944,444	$6,944	$2,167
AIRRO (Mauritius) Holdings II, Warrants	(k)(o)(p)(w)	Power	35	2,652	1,129
Allied Downhole Technologies, LLC, Common Equity	(n)(o)(w)(x)	Service & Equipment	7,431,113	7,223	372
Allied Downhole Technologies, LLC, Warrants	(n)(o)(w)(x)	Service & Equipment	5,344,680	1,865	267
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(q)(w)(x)	Upstream	148,692,908	44,700	39,404
Bellatrix Exploration Ltd., Warrants	(k)(o)(w)	Upstream	1,533,197	—	—
BL Sand Hills Unit, L.P., Net Profits Interest	(o)(s)(w)(x)(z)	Upstream	N/A	5,180	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	(o)(s)(w)(x)(z)	Upstream	N/A	740	—
BL Sand Hills Unit, L.P., Series A Units	(g)(o)(w)(x)(z)	Upstream	29,117	24,019	—
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(w)(x)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(o)(w)(x)	Service & Equipment	4,302,293	3,950	277
Cimarron Energy Holdco Inc., Participation Option	(o)(w)(x)	Service & Equipment	25,000,000	1,289	1,613
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(o)(w)(x)(z)	Upstream	66,000	66,000	6,906
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(o)(w)(x)(z)	Upstream	12,374	8,176	1,307
FourPoint Energy, LLC, Common Equity, Class E-II Units	(g)(o)(w)(x)(z)	Upstream	150,937	37,734	15,793
FourPoint Energy, LLC, Common Equity, Class E-III Units	(g)(n)(o)(w)(x)(z)	Upstream	222,750	55,688	23,306
Harvest Oil & Gas Corp., Common Equity	(o)(x)(z)	Upstream	1,350,620	20,259	8,644
JSS Holdco, LLC, Net Profits Interest	(o)(w)(x)	Industrials	N/A	—	156
Limetree Bay Ventures, LLC, Common Equity	(o)(w)(x)	Midstream	106,363	3,406	—
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Lusk Operating LLC, Common Equity	(o)(r)(w)(aa)	Upstream	2,000	$—	$—
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(o)(w)	Upstream	N/A	1,354	1,354
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(o)(w)(z)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(k)(o)(w)	Midstream	2,187,500	3,083	2,142
NGL Energy Partners, LP, Warrants (Premium)	(k)(o)(w)(x)	Midstream	3,125,000	2,623	1,924
NGL Energy Partners, LP, Warrants (Premium)	(k)(o)(w)	Midstream	781,250	576	576
NGL Energy Partners, LP, Warrants (Par)	(k)(o)(w)	Midstream	546,875	630	630
PDI Parent LLC, Common Equity	(o)(w)(x)	Power	1,941,431	1,663	757
Ridgeback Resources Inc., Common Equity	(k)(o)(t)(w)(x)(z)	Upstream	9,599,928	58,985	50,721
Sunnova Energy Corp., Common Equity	(o)(x)	Power	3,392,666	38,167	37,862
Swift Worldwide Resources Holdco Limited, Common Equity	(k)(o)(u)(w)(x)	Service & Equipment	3,750,000	6,029	1,575
TE Holdings, LLC, Common Equity	(g)(o)(x)	Upstream	2,225,950	18,921	178
Titan Energy, LLC, Common Equity	(o)(x)(z)	Upstream	555,496	17,554	16
USA Compression Partners, LP, Warrants (Market)	(k)(o)(w)(x)	Midstream	793,359	555	1,722
USA Compression Partners, LP, Warrants (Premium)	(k)(o)(w)(x)	Midstream	1,586,719	714	2,221
Warren Resources, Inc., Common Equity	(o)(w)(x)(z)	Upstream	4,415,749	20,754	10,951
White Star Petroleum Holdings, LLC, Common Equity	(g)(o)(w)(x)	Upstream	4,867,084	4,137	—
Total Equity/Other				480,760	213,970
TOTAL INVESTMENTS – 146.4%				$4,125,706	3,482,637
LIABILITIES IN EXCESS OF OTHER ASSETS – (46.4%)	(i)				(1,103,032)
NET ASSETS – 100.0%					$2,379,605

Derivative Instruments
Swap Contracts — Crude Oil(y)
Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
BP Energy Company	Fixed	NYMEX WTI	January 1, 2020 – December 31, 2023	993,727	$61.69	$5,988	$—
BP Energy Company	Basis	NYMEX WTI/Argus LLS	January 1, 2020 – December 31, 2023	993,702	$2.97	274	280
Total Swap Contracts – Crude Oil						6,262	280
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2019
(in thousands, except share amounts)

Swap Contracts – Natural Gas(y)
Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(1)	Unrealized Depreciation(1)
Macquarie Bank Limited	Fixed	NYMEX Henry Hub	February 1, 2020 – December 31, 2023	6,368,951	$2.58	$569	$—
Total Swap Contracts – Natural Gas						569	—
TOTAL SWAP CONTRACTS						$6,831	$280

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
Senior Secured Loans – First Lien
Altus Power America, Inc.	$83,247	$—	$(85,939)	$—	$—	$2,692	$—	$—	$—	$—
BL Sand Hills Unit, L.P.	20,000	—	(800)	—	105	(19,017)	288	782	—	—
MB Precision Holdings LLC	4,573	105	(112)	148	38	(167)	4,585	696	105	—
Warren Resources, Inc.	27,297	210	—	—	—	—	27,507	3,256	210	—
Senior Secured Loans – Second Lien
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1.Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2020, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services — Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Valuation of Portfolio Investments:   The Companydetermines the fair value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of trustees. In connection with that determination, FS/EIG Advisor provides the Company’s board of trustees with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $83, $139 and $915, respectively, in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statements of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2020.

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
Swap Contracts:   The Company may enter into swap contracts to economically hedge against the variability in cash flows associated with the sale of future crude oil and natural gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements. The Company’s previously held fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume.

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
Uncertainty in Income Taxes:   The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the Company did not incur any interest or penalties.
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
Reclassifications:   Certain amounts in the consolidated financial statements for the years ended December 31, 2019 and 2018 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2020. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the years ended December 31, 2020, 2019 and 2018:
	Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	6,420,185	$26,236	16,921,366	$101,727	18,007,138	$118,191
Share Repurchase Program	(4,877,069)	(26,823)	(18,895,526)	(114,998)	(23,601,106)	(156,658)
Net Proceeds from Share Transactions	1,543,116	$(587)	(1,974,160)	$(13,271)	(5,593,968)	$(38,467)
During the period from January 1, 2021 to March 10, 2021, the Company issued 1,618,706 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,342 at an average price per share of $3.30.
On February 25, 2020, the Company received exemptive relief from the SEC permitting it to offer multiple classes of common shares. While the Company has no present intention to recommence a public offering of its common shares, the Company could do so in the future.
Share Repurchase Program
In March 2020, in light of difficult market conditions and in an effort to preserve liquidity in the Company, the Company’s board of trustees determined to suspend for an indefinite period of time the Company’s share repurchase program and will reassess the Company’s ability to recommence such program in future periods. The Company’s board of trustees determined to terminate the Company’s previously announced quarterly tender offer pursuant to its share repurchase program, or Tender Offer, that it made pursuant to the Tender Offer Statement on Schedule TO originally filed with the SEC on February 24, 2020. As a result of this termination, no common shares were purchased in the Tender Offer and all common shares previously tendered and not withdrawn were promptly returned to tendering holders.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2020, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	9,018,665	64%	2.02%	$6.70	$60,425
March 31, 2018	April 2, 2018	4,786,015	24%	1.08%	$6.55	31,348
June 30, 2018	July 2, 2018	4,554,498	20%	1.03%	$6.60	30,060
September 30, 2018	October 1, 2018	4,346,141	16%	0.99%	$6.65	28,902
Total		22,705,319				$150,735
Fiscal 2019
December 31, 2018	January 2, 2019	4,568,195	16%	1.04%	$6.10	$27,866
March 31, 2019	April 1, 2019	4,365,903	13%	0.99%	$6.20	27,069
June 30, 2019	July 23, 2019	4,193,499	10%	0.95%	$6.20	26,000
September 30, 2019	October 2, 2019	4,243,599	9%	0.97%	$5.85	24,825
Total		17,371,196				$105,760
Fiscal 2020
December 31, 2019	January 8, 2020	4,354,073	9%	0.99%	$5.50	$23,947
March 31, 2020	—	—	—	—	—	—
June 30, 2020	—	—	—	—	—	—
September 30, 2020	—	—	—	—	—	—
Total		4,354,073				$23,947
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in a regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. The Company conducted the first such repurchase and de minimis account liquidation after the Company’s second quarter 2018 share repurchase offer.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the years ended December 31, 2020, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
June 30, 2018	July 19, 2018	659,593	0.15%	$6.60	$4,353
September 30, 2018	October 10, 2018	236,194	0.05%	$6.65	1,570
Total		895,787			$5,923
Fiscal 2019
December 31, 2018	January 16, 2019	423,643	0.10%	$6.10	$2,584
March 31, 2019	April 11, 2019	297,672	0.07%	$6.20	1,846
June 30, 2019	August 8, 2019	312,841	0.07%	$6.20	1,940
September 30, 2019	October 17, 2019	490,174	0.11%	$5.85	2,868
Total		1,524,330			$9,238
Fiscal 2020
December 31, 2019	January 17, 2020	522,996	0.12%	$5.50	$2,876
March 31, 2020(1)	—	—	—	—	—
June 30, 2020(1)	—	—	—	—	—
September 30, 2020(1)	—	—	—	—	—
Total		522,996			$2,876

(1)
No repurchases were made in the quarter pursuant to the share repurchase program and, as a result, there were no de minimis account liquidations.

Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020, or the May Letter, FS/EIG Advisor elected to defer the payment of 74.9% of the base management fee to which it was entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until it notifies the Company that it no longer intends to defer payments. Pursuant to the May Letter, FS/EIG Advisor agreed that it would take the deferred payment for any quarter upon the earlier of (1) the date provided by FS/EIG Advisor in a written notice to the Company and (2) the end of the third full calendar quarter following the quarter in which the provision of services to which such deferred payment relates. Pursuant to the May Letter, the deferred payment for any quarter would be deferred without interest and could be taken in such other

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
quarter, in whole or in part, as FS/EIG Advisor shall determined. FS/EIG Advisor has received the deferred payments for the quarters ended March 31, 2020 and June 30, 2020 and elected not to defer the base management fee for the quarters ended September 30, 2020 and December 31, 2020. In addition, on February 26, 2021, FS/EIG Advisor notified the Company that it no longer intends to defer the payment of any portion of the management fee pursuant to the May Letter.
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest.FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the years ended December 31, 2020, 2019 and 2018, $706, $5,992 and $1,276, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS Advisor investment advisory agreement and FS/EIG investment advisory agreement during the years ended December 31, 2020, 2019 and 2018:
			Year Ended December 31,
Related Party	Source Agreement	Description	2020	2019	2018
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Base Management Fee(1)	$48,323	$62,534	$68,799
FS Advisor and FS/EIG Advisor	FS Advisor investment advisory agreement and FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$6,579	$4,760	$3,717

(1)
During the years ended December 31, 2020, 2019 and 2018, $53,749, $63,358 and $68,282, respectively, in base management fees were paid to FS Advisor and/or FS/EIG Advisor and $0, $0 and $5,945, respectively, in base management fees were applied to offset the liability of FS Investments under the expense reimbursement agreement (see “— Expense Reimbursement” below). The base management fee amount shown in the table above for the years ended December 31, 2020, 2019 and 2018 is shown net of $706, $5,992 and $1,276, respectively, in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of December 31, 2020, $10,156 in base management fees were payable to FS/EIG Advisor. See above for a discussion of FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.

(2)
During the years ended December 31, 2020, 2019 and 2018, $3,821, $2,914 and $3,173, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS Advisor and/or FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $5,316, $3,662 and $3,580, respectively, in administrative services expenses to FS Advisor and/or FS/EIG Advisor, or its affiliates, during the years ended December 31, 2020, 2019 and 2018.

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
Pursuant to the expense reimbursement agreement, the Company had a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeded the distributions paid by the Company to its shareholders; provided, however, that (i) the Company would only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) did not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its common shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its common shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) did not apply to any reimbursement payment which related to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company would not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter was less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. The Company was not obligated to pay interest on the payments it received from FS Investments. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
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
During the year ended December 31, 2018, the Company did not accrue any expense reimbursements from FS Investments under the expense reimbursement agreement and as of December 31, 2018, the Company had no reimbursements due from FS Investments.
As discussed above, under the expense reimbursement agreement, amounts reimbursed to the Company by FS Investments could become subject to repayment by the Company in the future. During the year ended December 31, 2020, the Company did not pay any amounts in expense recoupments to FS Investments and no reimbursements may become subject to repayment by the Company to FS Investments in the future.
On November 14, 2018, FS/EIG Advisor announced that for any calendar quarter ending on or prior to September 30, 2019 it would defer the receipt of base management fees under the FS/EIG investment advisory agreement if, and to the extent that, the Company’s distributions paid to the Company’s shareholders in the calendar quarter exceeded the sum of the Company’s investment company taxable income (as defined in Section 852 of the Internal Revenue Code of 1986, as amended, or the Code), net capital gains (as defined in Section 1222 of the Code) and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in the calendar quarter, or collectively, the Company’s distributable funds on a tax basis. FS/EIG Advisor would only receive deferred fees in a future calendar quarter if, and to the extent that, the Company’s distributable funds on a tax basis in the future calendar quarter exceeded the Company’s distributions paid to the Company’s shareholders in such quarter. In light of this commitment by FS/EIG Advisor, the FS/EIG expense reimbursement agreement was terminated on November 12, 2018.
For the period from January 1, 2018 to November 12, 2018, the Company did not accrue any expense reimbursements from FS/EIG Advisor under the FS/EIG expense reimbursement agreement. During the year ended December 31, 2019, FS/EIG Advisor did not defer the receipt of any base management fees under the FS/EIG investment advisory agreement pursuant to this commitment. As of December 31, 2019, there were no deferred base management fees subject to future payment by the Company pursuant to this arrangement.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common shares during the years ended December 31, 2020, 2019 and 2018:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2018	$0.5000	$219,047
2019	$0.5000	$218,187
2020	$0.1733	$75,656

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
While the Company’s board of trustees declared three cash distributions in 2020, each in the amount of $0.03 per share, which were paid on July 10, 2020, October 12, 2020 and January 12, 2021, it has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the Company’s ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
Under the distribution reinvestment plan, cash distributions to participating shareholders will be reinvested in additional common shares at a purchase price determined by the Company’s board of trustees, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. shareholder.
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common shares, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The Company's distribution proceeds have exceeded and in the future may exceed its earnings. Therefore, portions of the distributions that the Company has made represented, and may make in the future may represent, a return of capital to shareholders, which lowers their tax basis in their common shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the years ended December 31, 2020, 2019 and 2018:
	Year Ended December 31,
	2020		2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)(2)	$63,272	84%	$217,484	100%	$219,047	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Return of capital	12,384	16%	—	—	—	—
Total	$75,656	100%	$217,484	100%	$219,047	100%

(1)
During the years ended December 31, 2020, 2019 and 2018, 72.7%, 92.8% and 87.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 13.7%, 3.0% and 7.9%, respectively, was attributable to paid-in-kind, or PIK, interest and 13.6%, 4.2% and 4.6%, respectively, was attributable to non-cash accretion of discount.

(2)
Of the distribution declared on December 30, 2020, $13,188 will be treated as a distribution from 2021 tax-basis net investment income.

The Company’s net investment income on a tax basis for the years ended December 31, 2020, 2019 and 2018 was $55,648, $210,714 and $225,559, respectively. As of December 31, 2020 and 2019, the Company had no undistributed ordinary income on a tax basis.
The Company has in the past and may experience additional restructurings or defaults in the future. Any restructuring or default may have an impact on the level of income received by the Company.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income was primarily due to income recognized for GAAP purposes on certain transactions but not recognized for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income and the reclassification of unamortized original issue discount, and certain amendment fees and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes. The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2020, 2019 and 2018:
	Year Ended December 31,
	2020	2019	2018
GAAP-basis net investment income	$82,447	$201,784	$185,223
Reclassification of unamortized original issue discount, amendment fees and prepayment fees	(404)	(7,407)	(11,451)
GAAP vs. tax-basis consolidation of certain subsidiaries	(5,565)	21,789	25,434
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	(24,640)	(10,863)	25,211
Other miscellaneous differences	3,810	5,411	1,142
Tax-basis net investment income	$55,648	$210,714	$225,559
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2020, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $445,075. During the year ended December 31, 2019, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $122,990.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of December 31, 2020 and 2019, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2020	2019
Distributable ordinary income	$—	$—
Accumulated capital losses(1)	(1,303,633)	(548,859)
Other temporary differences	(13,320)	(5,721)
Net unrealized appreciation (depreciation) on investments, swap contracts and unrealized gain/loss on foreign currency(2)	(407,395)	(676,786)
Total	$(1,724,348)	$(1,231,366)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $133,021 and $1,170,612, respectively.

(2)
As of December 31, 2020 and 2019, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $179,295 and $100,413, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $586,690 and $777,199, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,588,883 and $4,165,981 as of December 31, 2020 and 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(407,395) and $(676,786) as of December 31, 2020 and 2019, respectively.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
As of December 31, 2020 and 2019, the Company had deferred tax assets of $197,748 and $135,803, respectively, resulting primarily from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2020 and 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $197,748 and $135,803, respectively. For the years ended December 31, 2020 and 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the years ended December 31, 2020, 2019 and 2018, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of December 31, 2020, the Company did not have any fixed price swap positions.
In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of December 31, 2020, the Company did not have any oil basis swap positions for Argus LLS.
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of December 31, 2019 and 2018 were as follows:
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the years ended December 31, 2020, 2019 and 2018 were as follows:
	Year Ended December 31,
	2020		2019		2018
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) onDerivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) onDerivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) onDerivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$19,313	$(5,982)	$5,078	$(13,787)	$1,383	$19,768
Swap Contracts – Natural Gas	937	(569)	375	684	(218)	(114)
Total	$20,250	$(6,551)	$5,453	$(13,103)	$1,165	$19,654

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

(2)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2020 and 2019:
	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$649,708	$607,338	28%	$1,252,529	$1,134,571	33%
Senior Secured Loans – Second Lien	277,018	276,312	13%	752,528	564,813	16%
Senior Secured Bonds	286,082	340,042	16%	529,773	524,221	15%
Unsecured Debt	245,180	134,560	6%	398,233	323,220	9%
Preferred Equity	689,253	471,077	22%	711,883	721,842	21%
Sustainable Infrastructure Investments, LLC	60,603	61,816	3%	—	—	—
Equity/Other	367,561	290,331	12%	480,760	213,970	6%
	$2,575,405	$2,181,476	100%	$4,125,706	$3,482,637	100%

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
As of December 31, 2020, the Company held investments in two portfolio companies of which it is deemed to “control.” As of December 31, 2020, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the consolidated schedule of investments as of December 31, 2020.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2020, the Company had three senior secured loan investments with aggregate unfunded commitments of $19,403 and an unfunded commitment of $2,234 to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2019, the Company had nine senior secured loan investments with aggregate unfunded commitments of $75,494 and two preferred equity investments with aggregate unfunded commitments of $10,297. As of December 31, 2019, these preferred equity investments were Limetree Bay Ventures, LLC and Rosehill Resources, Inc. The Company maintains sufficient cash on hand and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and 2019:
	December 31, 2020		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,080,577	50%	$1,802,396	52%
Midstream	763,275	34%	1,061,389	30%
Power	131,356	6%	421,388	12%
Service & Equipment	131,571	6%	178,586	5%
Industrials	12,881	1%	18,878	1%
Sustainable Infrastructure Investments, LLC(1)	61,816	3%	—	—
Total	$2,181,476	100%	$3,482,637	100%

(1)
Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in US dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
arrears. The Company and Imperial funded approximately $69,276 to SIIJV, of which $60,603 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility is December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of December 31, 2020, total outstanding borrowings under the Seine Funding Facility were $439,533.
Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of December 31, 2020:
Total investments(1)	$442,916
Weighted average current interest rate on debt investments(2)	2.24%
Number of portfolio assets in SIIJV	14
Largest investment in a single portfolio company(1)	$84,914

(1)
At cost.

(2)
Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC Portfolio
As of December 31, 2020
Portfolio Company(a)(g)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 95.0%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$15,442	$15,442	$14,971
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+230	5/23/27		84,914	84,914	83,790
Astoria Energy II LLC		Power	L+150	8/31/24		58,789	58,789	59,178
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		33,884	33,884	33,872
Cedar Creek II LLC		Renewables	L+188	11/18/23		10,580	10,580	10,633
Copper Mountain Solar 3, LLC	(f)	Renewables	L+175	5/29/25		20,539	20,539	20,698
CPV Maryland, LLC	(f)	Power	L+425	3/31/22		12,386	12,386	12,353
Flex Intermediate Holdco, LLC	(f)	Midstream	L+250	5/15/23		30,151	30,151	29,921
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		31,330	31,330	31,165
Meikle Wind Energy, LP	(e)(f)	Renewables	C+150	5/29/24	C$	17,397	13,382	13,870
NES Hercules Class B Member, LLC	(f)	Renewables	L+125	12/15/27		$24,906	24,906	24,412
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	59,779
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		24,617	24,617	24,556
Total Senior Secured Loans – First Lien							420,920	419,198
Unsecured Debt – 5.0%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		21,996	21,996	21,934
Total Unsecured Debt							21,996	21,934
TOTAL INVESTMENTS – 100.0%							$442,916	$441,132

Percentages are shown as a percentage of total investments.
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month LIBOR was 0.24% and Canadian Dollar Offer Rate, or CDOR, was 0.48%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Security is classified as Level 3.

(e)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2020.

(f)
Position or portion thereof unsettled as of December 31, 2020.

(g)
Security or portion thereof is held within Seine Funding, LLC, a wholly-owned subsidiary of SIIJV, and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected balance sheet information for SIIJV as of December 31, 2020:
Selected Balance Sheet Information
Total investments, at fair value	$441,132
Cash and other assets	71,809
Total assets	$512,941
Debt	$439,533
Other liabilities	1,527
Total liabilities	441,060
Member’s equity	$71,881
Below is selected statement of operations information for SIIJV for the year ended December 31, 2020:
Selected Statement of Operations Information
Total investment income	$18,426
Expenses
Interest expense	12,492
Custodian and accounting fees	157
Administrative services	129
Professional services	990
Total expenses	13,768
Net investment income	4,658
Net realized and unrealized gain (loss)	(2,053)
Net increase in net assets resulting from operations	$2,605
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
As of December 31, 2020 and 2019, the Company’s investments were categorized as follows in the fair value hierarchy:

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
Valuation Inputs	December 31, 2020	December 31, 2019
Level 1 – Price quotations in active markets	$35,305	$46,522
Level 2 – Significant other observable inputs	192,366	856,930
Level 3 – Significant unobservable inputs	1,953,805	2,579,185
Total	$2,181,476	$3,482,637
As of December 31, 2019, the Company’s swap contracts were categorized as follows in the table below.
	December 31, 2019
Valuation Inputs	Assets	Liabilities
Level 1 – Price quotations in active markets	$—	$—
Level 2 – Significant other observable inputs	6,831	280
Level 3 – Significant unobservable inputs	—	—
Total	$6,831	$280
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
The following is a reconciliation for the years ended December 31, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
	For the Year Ended December 31, 2020
	Senior Secured Loans — First Lien	Senior Secured Loans — Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$569,778	$533,234	$437,761	$149,300	$721,842	$—	$167,270	$2,579,185
Accretion of discount (amortization of premium)	1,712	453	961	450	21,276	—	—	24,852
Net realized gain (loss)	(125,577)	(482,045)	(96,598)	(44,131)	(3,249)	—	(207,995)	(959,595)
Net change in unrealized appreciation (depreciation)	45,240	180,705	57,797	(47,134)	(242,869)	1,213	146,304	141,256
Purchases	206,015	19,111	71,267	113,193	22,716	60,603	152,046	644,951
Paid-in-kind interest	4,599	—	4,489	5,939	15,369	—	—	30,396
Sales and repayments	(219,399)	(13,707)	(135,635)	(69,300)	(64,008)	—	(5,191)	(507,240)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(26,696)	$(2,678)	$49,569	$(48,822)	$(243,489)	$1,213	$13,569	$(257,334)

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
	For the Year Ended December 31, 2019
	Senior Secured Loans — First Lien	Senior Secured Loans — Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Equity/ Other	Total
Fair value at beginning of period	$761,125	$539,172	$456,575	$55,906	$498,167	$238,485	$2,549,430
Accretion of discount (amortization of premium)	2,009	784	2,464	634	16,649	142	22,682
Net realized gain (loss)	167	2	36	(128)	(92,070)	(7,633)	(99,626)
Net change in unrealized appreciation (depreciation)	(30,512)	(91,992)	(3,476)	(3,287)	66,448	(28,823)	(91,642)
Purchases	234,257	160,405	18,877	757	242,227	14,607	671,130
Paid-in-kind interest	3,809	4,616	759	1,047	25,005	10	35,246
Sales and repayments	(415,198)	(79,753)	(37,474)	(629)	(34,584)	(49,518)	(617,156)
Net transfers in or out of Level 3(1)	14,121	—	—	95,000	—	—	109,121
Fair value at end of period	$569,778	$533,234	$437,761	$149,300	$721,842	$167,270	$2,579,185
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(34,637)	$(90,100)	$(4,992)	$(3,315)	$(2,522)	$(3,928)	$(139,494)

(1)
Transfers in or out of Level 3 were deemed to have occurred at the beginning of the period.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2020 and 2019 were as follows:
Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$450,698	Market Comparables	Market Yield (%)	6.8%-26.3%	10.4%
			EBITDA Multiples (x)	2.3x-6.7x	4.1x
	31,670	Discounted Cash Flow	Discount Rate (%)	10.0%-12.5%	11.3%
Senior Secured Loans – Second Lien	237,751	Market Comparables	Market Yield (%)	8.0%-15.3%	9.7%
Senior Secured Bonds	340,042	Market Comparables	Market Yield (%)	8.7%-15.8%	12.6%
			EBITDA Multiples (x)	6.0x-8.0x	7.0x
Unsecured Debt	81,442	Market Comparables	Market Yield (%)	9.8%-11.5%	10.8%
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	26,875	Other(2)	Other(2)	N/A	N/A
Preferred Equity	5,354	Market Comparables	EBITDA Multiples (x)	6.0x-10.5x	10.0x
	465,723	Discounted Cash Flow	Discount Rate (%)	7.5%-50.3%	18.8%
Sustainable Infrastructure Investments, LLC	61,816	Discounted Cash Flow	Discount Rate (%)	10.8%-11.3%	11.0%
Equity/Other	92,002	Market Comparables	EBITDA Multiples (x)	2.3x-10.5x	4.6x
			Production Multiples (Mboe/d)	$26,500.0-$31,500.0	$29,000.0
			Proved Reserves Multiples (Mmboe)	7.6x-9.1x	8.4x
			Production Multiples (MMcfe/d)	$1,650.0-$3,400.0	$2,923.6
			Proved Reserves Multiples (Bcfe)	0.4x-0.7x	0.6x
			PV-10 Multiples (x)	0.5x-1.6x	1.0x
	3,695	Discounted Cash Flow	Discount Rate (%)	8.0%-32.0%	24.0%
	3,877	Option Valuation Model	Volatility (%)	55.0%-65.0%	60.0%
	152,860	Other(2)	Other(2)	N/A	N/A
Total	$1,953,805

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
Type of Investment	Fair Value at December 31, 2019	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$478,337	Market Comparables	Market Yield (%)	7.5%-27.0%	13.8%
			EBITDA Multiples (x)	3.6x-4.6x	4.1x
	63,646	Discounted Cash Flow	Discount Rate (%)	18.5%-23.5%	21.0%
	27,795	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans – Second Lien	533,234	Market Comparables	Market Yield (%)	8.5%-19.1%	13.7%
			EBITDA Multiples (x)	3.6x-4.6x	4.1x
Senior Secured Bonds	437,761	Market Comparables	Market Yield (%)	7.9%-12.1%	10.1%
Unsecured Debt	121,300	Market Comparables	Market Yield (%)	10.2%-12.5%	10.6%
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	28,000	Other(2)	Other	N/A	N/A
Preferred Equity	13,187	Market Comparables	EBITDA Multiples (x)	6.8x-8.8x	8.4x
	708,307	Discounted Cash Flow	Discount Rate (%)	9.3%-19.0%	13.8%
	348	Other(2)	Other(2)	N/A	N/A
Equity/Other	144,465	Market Comparables	EBITDA Multiples (x)	3.5x-10.3x	4.6x
			Production Multiples (Mboe/d)	$20,000.0-$37,500.0	$28,364.1
			Proved Reserves Multiples (Mmboe)	$2.8-$12.0	$7.2
			Production Multiples (MMcfe/d)	$3,050.0-$3,550.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.8x-0.9x	0.9x
			PV-10 Multiples (x)	0.5x-1.2x	0.8x
	1,354	Discounted Cash Flow	Discount Rate (%)	14.5%-20.5%	17.5%
	9,371	Option Valuation Model	Volatility (%)	24.0%-37.5%	30.7%
	12,080	Other(2)	Other(2)	N/A	N/A
Total	$2,579,185

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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of December 31, 2020 and 2019:
	As of December 31, 2020
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

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of December 31, 2020 and 2019, the fair value of the Senior Secured Notes was approximately $473,166 and $507,500, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the years ended December 31, 2020, 2019 and 2018 the components of total interest expense for the Company’s financing arrangements were as follows:
	Year Ended December 31,
	2020			2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Facility	$13,882	$773	$14,655	$26,343	$481	$26,824	$25,359	$587	$25,946
JPMorgan Facility	16,687	2,417	19,104	18,398	1,591	19,989	4,686	543	5,229
Senior Secured Notes	37,009	4,333	41,342	37,500	4,051	41,551	14,063	1,483	15,546
Barclays Credit Facility	—	—	—	—	—	—	236	196	432
BNP Facility	—	—	—	—	—	—	5,016	—	5,016
Deutsche Bank Credit Facility	—	—	—	—	—	—	6,378	524	6,902
Fortress Facility	—	—	—	—	—	—	6,726	884	7,610
Total	$67,578	$7,523	$75,101	$82,241	$6,123	$88,364	$62,464	$4,217	$66,681

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

For the years ended December 31, 2020, 2019 and 2018 the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:
For the Years Ended December 31,	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate(1)	Weighted Average Interest Rate(1)
2018	$52,269	$1,063,699	6.81%	5.87%
2019	$81,902	$1,259,900	6.05%	6.53%
2020	$69,909	$1,062,486	5.52%	7.07%

(1)
Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any.

Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have resulted in lower demand for crude oil and, as a result, lower commodity prices. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. The Company cannot at this time fully predict the continued impact of these events on its business or the business of its portfolio companies, their duration or magnitude or the extent to which they will negatively impact the Company’s portfolio companies’ operating results or the Company’s own results of operations or financial condition. The Company expects that certain of its portfolio companies will continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of the Company’s investments.
These events have already had adverse effects on the Company’s investment income and the Company expects that such adverse effects will continue for some time. These adverse effects have required the Company to restructure certain of its investments, which could result in further reductions to the Company’s investment income or in impairments on the Company’s investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase the Company’s funding costs and limit its access to the capital markets. These events have limited the Company’s investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on the Company’s operating results. In addition, depressed mark-to-market valuations of many of the Company’s portfolio companies have materially reduced the value of collateral available to secure the Company’s financing arrangements, and consequently have adversely impacted the Company’s liquidity and may continue to do so in the future.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the events described above, the Company sold certain investments to satisfy certain margin obligations, and if current market conditions persist or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2020 and 2019.
Goldman Facility
On July 8, 2020, Gladwyne Funding LLC, or Gladwyne Funding, the Company’s wholly-owned subsidiary, repaid and terminated the committed credit facility, or the Goldman Facility, which Gladwyne Funding originally entered into on April 19, 2017, with Goldman Sachs Bank U.S.A., as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. Prior to the termination of the Goldman Facility, $200,000 aggregate principal amount of loans were outstanding to Gladwyne Funding and such loans accrued interest at a rate equal to LIBOR (subject to a 0% floor) plus 5.20% per annum.
Gladwyne Funding incurred certain customary costs and expenses in connection with the termination of the Goldman Facility.
JPMorgan Facility
On August 16, 2018, the Company entered into that certain Senior Secured Credit Agreement, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, or as amended, the JPMorgan Facility. The JPMorgan Facility provides for borrowings in an aggregate amount of up to $416,667, consisting of (i) up to $185,000 of revolving loans available in U.S. dollars and certain agreed upon foreign currencies and (ii) $231,667 of term loans in U.S. dollars. The JPMorgan Facility provides for a revolving period through February 16, 2022, during which the Company is permitted to borrow, repay and re-borrow the revolving loans. Obligations under the JPMorgan Facility mature on February 16, 2023.
The initial proceeds of the JPMorgan Facility, together with proceeds of the Notes, described under “— 7.500% Senior Secured Notes due 2023,” were used in part to prepay in full all loans outstanding as of August 16, 2018 under (i) the Barclays Credit Facility, described under “— Barclays Credit Facility,” (ii) the BNP Facility, described under “— BNP Facility,” (iii) the Deutsche Bank Credit Facility, described under “— Deutsche Bank Credit Facility,” and (iv) the Fortress Facility, described under “— Fortress Facility.”
The interest under the JPMorgan Facility (i) for loans bearing interest by reference to the eurocurrency rate is 3.00% per annum plus the one-, two-, three- or six-month adjusted eurocurrency rate, as elected by the Company from time to time, and (ii) for loans bearing interest by reference to the base rate is 2.00% per annum plus the greater of (a) the U.S. Prime Rate on such date, (b) the Federal Reserve Bank of New York Rate for such day plus 0.50% per annum, (c) the adjusted eurocurrency rate for a one-month interest period on such day plus 1.00%, and (d) 1.00% per annum. Interest is payable in arrears at the end of each interest period (or at three-month intervals for interest periods longer than three months) for eurocurrency borrowings and quarterly for base rate borrowings. In addition, during the revolving period, the Company pays a commitment fee at a rate equal to 0.50% on the average daily undrawn revolving commitment.
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
The Company incurred costs in connection with obtaining the JPMorgan Facility and its amendments to date, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2020, $5,816 of such deferred financing costs had yet to be amortized to interest expense.
7.500% Senior Secured Notes due 2023
On August 16, 2018, the Company, U.S. Bank National Association, or U.S Bank, as trustee, and certain subsidiaries of the Company, entered into an Indenture relating to the Company’s issuance of $500,000 aggregate principal amount of its 7.500% Senior Secured Notes due 2023, or the Notes.
The proceeds of the Notes, together with the initial proceeds of JPMorgan Facility, were used in part to prepay in full all loans outstanding as of August 16, 2018 under (i) the Barclays Credit Facility, described under “— Barclays Credit Facility,” (ii) the BNP Facility, described under “— BNP Facility,” (iii) the Deutsche Bank Credit Facility, described under “— Deutsche Bank Credit Facility,” and (iv) the Fortress Facility, described under “— Fortress Facility.”
The Notes will mature on August 15, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes bear interest at a rate of 7.50% per annum, calculated on the basis of a 360-day year comprised of twelve 30-day periods, accruing from August 16, 2018. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The Company incurred costs in connection with obtaining the Notes, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Notes. As of December 31, 2020, $5,284 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the Notes, the Company has charged a discount against the carrying amount of such notes. As of December 31, 2020, $5,195 of such discount had yet to be amortized to interest expense.
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
Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit (Exclude Bank Loans)(3)
2016	$873,665	4.83	—	N/A
2017	$1,220,000	3.43	—	N/A
2018	$1,131,667	3.34	—	N/A
2019	$1,236,667	2.92	—	N/A
2020	$905,667	2.58	—	N/A

(1)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(2)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “— “ in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(3)
Not applicable because senior securities are not registered for public trading on an exchange.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.
	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:(1)
Net asset value, beginning of year	$5.43	$6.01	$6.65	$7.61	$6.50
Results of operations(2)
Net investment income	0.19	0.46	0.42	0.65	0.57
Net realized and unrealized appreciation (depreciation) on investments, swaps and gain/loss on foreign currency	(2.20)	(0.54)	(0.56)	(0.90)	1.25
Net increase (decrease) in net assets resulting from operations	(2.01)	(0.08)	(0.14)	(0.25)	1.82
Shareholder distributions(3)
Distributions from net investment income	(0.14)	(0.50)	(0.50)	(0.71)	(0.67)
Distributions representing return of capital	(0.03)	—	—	(0.00)	(0.04)
Net decrease in net assets resulting from shareholder distributions	(0.17)	(0.50)	(0.50)	(0.71)	(0.71)
Net asset value, end of year	$3.25	$5.43	$6.01	$6.65	$7.61
Shares outstanding, end of year	440,020,123	438,477,007	440,451,167	446,045,135	440,162,095
Total return(4)	(37.68)%	(1.83)%	(2.49)%	(3.65)%	29.53%
Total return (without assuming reinvestment of distributions)(4)	(37.02)%	(1.33)%	(2.11)%	(3.29)%	28.00%
Ratio/Supplemental Data:
Net assets, end of year	$1,428,577	$2,379,605	$2,648,186	$2,966,042	$3,348,894
Ratio of net investment income to average net assets(5)	4.82%	7.76%	6.40%	8.82%	8.19%
Ratio of total expenses to average net assets(5)	8.20%	6.54%	5.19%	4.94%	4.88%
Portfolio turnover	26.54%	32.88%	51.25%	34.08%	35.85%
Total amount of senior securities outstanding, exclusive of treasury securities(6)	$905,667	$1,236,667	$1,131,667	$1,220,000	$873,665
Asset coverage per unit(7)	2.58	2.92	3.34	3.43	4.83

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
(5)
Weighted average net assets during the applicable years are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Ratio of subordinated income incentive fees to average net assets	—	—	—	0.32%	0.20%
Ratio of interest expense to average net assets	4.39%	3.40%	2.30%	1.52%	1.31%

(6)
Total amount of each class of senior securities outstanding at the end of the year presented.

(7)
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2020 and 2019. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment income	$51,001	$46,119	$46,025	$78,781
Operating expenses
Total expenses	28,901	35,424	35,267	40,593
Less: Management fee offset	(254)	(2)	—	(450)
Net expenses	28,647	35,422	35,267	40,143
Net investment income	22,354	10,697	10,758	38,638
Realized and unrealized gain (loss)	(22,569)	(17,154)	(114,991)	(802,518)
Net increase (decrease) in net assets resulting from operations	$(215)	$(6,457)	$(104,233)	$(763,880)
Per share information – basic and diluted
Net investment income	$0.05	$0.02	$0.02	$0.09
Net increase (decrease) in net assets resulting from operations	$(0.00)	$(0.01)	$(0.24)	$(1.75)
Weighted average shares outstanding	439,914,053	438,305,464	436,770,076	435,458,944
	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$94,919	$96,474	$86,104	$88,413
Operating expenses
Total expenses	42,848	44,280	41,356	41,634
Less: Management fee offset	(1,473)	(3,158)	(1,161)	(200)
Net expenses	41,375	41,122	40,195	41,434
Net investment income	53,544	55,352	45,909	46,979
Realized and unrealized gain (loss)	(140,097)	(149,121)	(10,565)	60,876
Net increase (decrease) in net assets resulting from operations	$(86,553)	$(93,769)	$35,344	$107,855
Per share information – basic and diluted
Net investment income	$0.12	$0.13	$0.10	$0.11
Net increase (decrease) in net assets resulting from operations	$(0.20)	$(0.21)	$0.08	$0.25
Weighted average shares outstanding	436,460,589	437,324,544	437,249,452	437,647,716
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2020 and 2019. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.

PART III
Item 10.
Trustees, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11.
Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by Item 12 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Trustee Independence.

The information required by Item 13 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.
Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

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
The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)
4.1	Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)
4.2*	Description of Securities
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)

10.3	Amendment No. 1 dated as of August 10, 2012, to Investment Advisory and Administrative Services Agreement, dated as of April 28, 2011, by and between FS Energy and Power Fund and FS Investment Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 14, 2012.)
10.4	Investment Sub-advisory Agreement, dated as of April 28, 2011, by and between FS Investment Advisor, LLC and GSO Capital Partners LP. (Incorporated by reference to Exhibit (g)(2) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.5	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.6	Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.7	Amended and Restated Expense Support and Conditional Reimbursement Agreement, dated May 16, 2013, by and between FS Energy and Power Fund and Franklin Square Holdings, L.P. (Incorporated by reference to Exhibit 99.1 to FS Energy and Power Fund’s Current report on Form 8-K filed on May 17, 2013.)
10.8	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.24 to FS Energy and Power Fund’s Form 10-Q filed on May 14, 2018.)
10.9	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.10	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.11	Amendment No. 1 and Waiver, dated as of April 9, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2020.)
10.12	Amendment No. 2, dated as of July 6, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 21, 2020.)
10.13	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.14	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

10.15	Amended and Restated Credit Agreement, dated as of December 2, 2019, among Gladwyne Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on December 6, 2019.)
10.16	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 11, 2020, among Gladwyne Funding LLC, as borrower, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, FS Energy and Power Fund, as equity holder and investment manager, and Wells Fargo Bank, National Association as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.74 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on May 13, 2020.)
10.17	Letter Agreement, dated as of April 1, 2020, among Gladwyne Funding LLC, FS Energy and Power Fund, Goldman Sachs Bank, USA, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 7, 2020.)
21.1*	Subsidiaries of the Company.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
FS ENERGY AND POWER FUND
Date: March 10, 2021	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.
Date: March 10, 2021	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)
Date: March 10, 2021	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Date: March 10, 2021	/s/ R. Blair Thomas R. Blair Thomas Trustee
Date: March 10, 2021	/s/ Sidney Brown Sidney Brown Trustee
Date: March 10, 2021	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: March 10, 2021	/s/ Richard Goldstein Richard Goldstein Trustee
Date: March 10, 2021	/s/ Kathleen A. McGinty Kathleen A. McGinty Trustee
Date: March 10, 2021	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: March 10, 2021	/s/ Pedro A. Ramos Pedro A. Ramos Trustee