Form 10-K/A
period 2020-12-31
FS Energy & Power Fund
filed 2021-04-30
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 814-00757

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
Common Stock, par value
$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the Registrant’s common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $3.55 per share.
There were 441,638,828.960 shares of the Registrant’s common shares of beneficial interest outstanding as of April 1, 2021.
Documents Incorporated by Reference
None.

Explanatory Note
FS Energy and Power Fund (the “Company”), which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2021 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference by this Amendment in reliance on General Instruction G(3) to Form 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.
The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

FS ENERGY AND POWER FUND
FORM 10-K/A FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2020

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
The Board is currently comprised of eight trustees, six of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”) of the Company or FS/EIG Advisor, LLC, the Company’s investment adviser (the “Advisor”) and are “independent” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market LLC. These individuals are referred to as the Company’s independent trustees (the “Independent Trustees”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Trustees are referred to as interested trustees (the “Interested Trustees”).
Trustees
Information regarding the Board is set forth below. We have divided the trustees into two groups — Interested Trustees and Independent Trustees. The address for each trustee is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
NAME	AGE	TRUSTEE SINCE	EXPIRATION OF TERM
Interested Trustees(1)
Michael C. Forman	60	2010	2021
R. Blair Thomas	58	2019	2021
Independent Trustees
Sidney R. Brown	64	2011	2021
Gregory P. Chandler	54	2010	2021
Richard I. Goldstein	60	2011	2021
Kathleen A. McGinty.	57	2020	2021
Charles P. Pizzi	70	2012	2021
Pedro A. Ramos	56	2018	2021

(1)
“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Thomas are each an “interested person” because of their affiliation with the Advisor.

Interested Trustees
Michael C. Forman is chairman and chief executive officer of Franklin Square Holdings, LP (“FS Investments”) and has been leading FS Investments since its founding in 2007. Mr. Forman has served as the Company’s chairman and chief executive officer since its inception in September 2010 and as the chairman and chief executive officer of FS Investment Advisor, LLC since its inception in September 2010. He has also served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the other funds sponsored by FS Investments and its affiliates. Mr. Forman also serves as a member of the board of directors of FS KKR Capital Corp. (“FSK”) since 2007, FS KKR Capital Corp. II (“FSKR”) since 2011, FS Global Credit Opportunities Fund since 2013, FS Series Trust since 2017, FS Credit Income Fund since 2016, FS Multi-Alternatives Income Fund since 2018 and FS Credit Real Estate Income Trust, Inc. since 2017. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.
Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.
R. Blair Thomas has served as a trustee of the Company since September 2019. Mr. Thomas is the chief executive officer of EIG Global Energy Partners (“EIG”), as well as chairman of the investment committee and executive committee of EIG. EIG was formerly part of Trust Company of the West, where Mr. Thomas was a group managing trustee and a member of the board of trustees of TCW Asset Management Company. Prior to joining EIG in 1998, Mr. Thomas was a senior investment officer with the Inter-American Development Bank and a project finance attorney at the law firm of Brown & Wood in New York. Mr. Thomas also served on the White House staff of President George H. W. Bush as an advisor on energy and budget policy. Mr. Thomas received a BA from the University of Virginia, a JD from New York Law School and an LLM from Georgetown University Law Center. Mr. Thomas is also the chairman of the board of trustees of Harbour Energy Ltd. and Prumo Logistica S.A. and is a member of the board of trustees of Chrysaor Holdings Ltd.
Mr. Thomas has significant experience as an executive, trustee and advisor at various organizations. In addition, Mr. Thomas has significant legal and investment management experience. This experience has provided Mr. Thomas, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Independent Trustees
Sidney R. Brown has served as the chief executive officer of NFI, Inc. (“NFI”), a premier integrated supply chain solutions company, since the late 1990s. NFI, founded in 1932 as National Hauling, has evolved from a trucking company in a regulated environment into one of the largest privately held third party logistics companies in the United States. NFI in North America now consists of logistics, warehousing and distribution, transportation, intermodal, real estate, transportation brokerage, contract packaging, solar, global freight forwarding and NFI Canada. From 1990 to 2017, Mr. Brown served in various capacities with Sun National Bank, including chairman and interim chief executive officer. In addition, Mr. Brown is a general partner of various real estate companies having extensive holdings with an emphasis on development and management of commercial and industrial real estate. He began his career working for Morgan Stanley in New York City as a financial analyst in the corporate finance department of the investment bank. Mr. Brown has served as a trustee of J & J Snack Foods Corp. since 2004, and currently serves on the board of trustees of Cooper Health System. Mr. Brown also served as a trustee of Sun National Bank from 1990 to 2016, and as chairman from 2013 to 2016. Mr. Brown received a B.S.B.A. in Finance from Georgetown University and an M.B.A. from Harvard University.
Mr. Brown has served as a member of the board of directors of two publicly traded companies, Sun Bancorp Inc. and J&J Snack Foods Corp. In addition, his service as chief executive officer of NFI has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Gregory P. Chandler has been chief financial officer of Herspiegel Consulting LLC (“Herspiegel”), a leading pharmaceutical and biotech consulting firm, since December 2020. Prior to Herspiegel, Mr. Chandler acted as chief financial officer of Avocado Systems Inc., a cybersecurity provider, from December 2019 to November 2020, and chief financial officer of Emtec, Inc. (“Emtec”), a global information technology services provider, from May 2009 to April 2020. Mr. Chandler has also been a member of Emtec’s board of trustees since 2005 where he served as chairman of the audit committee from 2005 through 2009. He was a member of the board of directors of FSK from April 2008 through December 2018, and served as chairman of its audit committee and as a member of its valuation committee. Mr. Chandler also presently serves as trustee and chairman of the audit committee of the RBB Funds and the Wilmington Funds. Mr. Chandler’s degrees include a B.S. in Engineering from the United States Military Academy at West Point and an M.B.A. from Harvard Business School. He is also a Certified Public Accountant (inactive). Mr. Chandler began his career as an officer in the United States Army. After business school he spent four years with PricewaterhouseCoopers LLP (“PwC”), and its predecessor, Coopers and Lybrand, where he assisted companies in the “Office of the CFO Practice” and also worked as a certified public accountant. During his tenure at PwC he spent the majority of his time in the investment company practice.
Mr. Chandler has extensive experience in valuations and in negotiating debt, equity and mergers and acquisitions transactions in a variety of industries with both public and private companies. In addition, Mr. Chandler has experience managing the audits of mutual funds, hedge funds and venture capital funds. This experience has provided Mr. Chandler, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Richard I. Goldstein has served as the Company’s lead independent trustee since March 2015. Mr. Goldstein also serves as a member of the board of directors of FSK and FSKR, and has served in such roles since April 2015. He currently acts as chief operating officer of Radius Global Infrastructure Inc. since 2020 and also has served as a managing trustee of Liberty Associated Partners, LP (“LAP”), since 2000 and Associated Partners, LP (“AP”), since 2006, both investment funds that make private and public market investments in communications, media, internet and energy companies. Prior to joining LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc. (“AGI”), a multi-billion dollar publicly traded owner and operator of communications related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a trustee, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein has also served as a trustee of Ubiquia since 2017. He also served as a member of the board of trustees of The Shipley School from 2009 through 2014 and has counseled many early- stage companies. Mr. Goldstein received a B.S. in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.
Mr. Goldstein has extensive experience as a senior executive and in negotiating investment transactions in a variety of industries, including in the energy industry. This experience has provided Mr. Goldstein, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Kathleen A. McGinty has been vice president and chief sustainability, government and regulatory affairs for Johnson Controls, a leading energy efficiency and buildings technology company, since April 2019. Prior to joining Johnson Controls, she served as chair of the Pennsylvania Energy Development Authority from 2004 to 2008 and Pennsylvania Secretary of Environmental Protection from 2003 to 2008. Prior to this she was chair of the White House Council on Environmental Quality and Deputy Assistant to the President from 1993 to 1998. Ms. McGinty has also served as an operating partner with a private equity fund, where she helped build successful growth strategies for mid-stage clean energy, water and efficiency companies, as well as served as a trustee of publicly traded and privately held businesses in the energy sector. Currently, Ms. McGinty serves on the boards of the Scott Institute for Energy Innovation at Carnegie Mellon University, the Energy Futures Initiative, the Alliance to Save Energy, the Keystone Policy Center, the American Council on Renewable Energy, and the Delaware River Port Authority. Ms. McGinty received a B.S. in chemistry from St. Joseph’s University and J.D. from Columbia University. She has also received honorary doctorates from Muhlenberg University, Dickinson College, and Clarion State University.
Ms. McGinty’s extensive service in the private and public sectors has provided her, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Charles P. Pizzi is the retired president, trustee and chief executive officer of Tasty Baking Company, manufacturer of Tastykake branded snack cakes. He served in these positions from 2002 to May 2011. Prior to leading Tasty Baking Company, Mr. Pizzi served as president and chief executive officer of the Greater Philadelphia Chamber of Commerce, vice chairman of the American Chamber of Commerce Executives and chairman of the Metro Council of Presidents. His career also includes work with the transition teams for the former Pennsylvania Governor Tom Ridge and the former Philadelphia Mayor Ed Rendell. Mr. Pizzi has also served as commerce trustee for the City of Philadelphia. He has been a trustee of Brandywine Realty Trust since 1996, serving on the audit committee and as a chair of the compensation committee, the chairman of the board of trustees of Independence Health Group where he has been a member since 1991, lead trustee of Pennsylvania Real Estate Investment Trust since May 2013 and a trustee of Drexel University since 1991. He is also a trustee of Mistras Group Inc., a multinational provider of integrated technology-enabled asset protection solutions, since 2020. He was a trustee of the Federal Reserve Bank of Philadelphia from 2006 to December 2011, serving as chairman from January 2010 to December 2011. He also previously served as a trustee of the Philadelphia Stock Exchange from 1998 until it was acquired by NASDAQ in July 2008, on the board of governors of NASDAQ OMX PHLX, Inc. from August 2008 to March 2009 and as a trustee of Allied Security Holdings LLC from 2011 to 2016. Mr. Pizzi holds a bachelor’s degree from LaSalle University and a master’s degree from the University of Pennsylvania.
Mr. Pizzi has significant experience as an executive and trustee at various companies and governmental organizations. This experience has provided Mr. Pizzi, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Pedro A. Ramos has served as the president and chief executive officer of The Philadelphia Foundation, or TPF, since August 2015, a charitable foundation that builds, manages and distributes philanthropic resources to improve lives in the greater Philadelphia region. Prior to joining TPF, he was a partner with the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader”) where he advised clients in the business, nonprofit and government sectors, focusing on transactions, financings, compliance, risk management and investigations. From June 2009 until the firm’s attorneys joined Schnader in August 2013, Mr. Ramos was a partner with the law firm of Trujillo, Rodriguez & Richards, LLC and led the firm’s government, education and social sector practice. From June 2007 to June 2009, Mr. Ramos was a partner with the law firm of Blank Rome LLP in its employment, benefits and labor group and its government relations practice. Mr. Ramos previously served as managing trustee of the City of Philadelphia from April 2005 to June 2007 and as City Solicitor from March 2004 to April 2005. Before working for the City of Philadelphia, Mr. Ramos served as vice president and chief of staff to the president of the University of Pennsylvania from January 2002 to March 2004. From September 1992 to January 2002, Mr. Ramos served as an attorney with the law firm of Ballard Spahr Andrews & Ingersoll, LLP in its employee benefits group. From November 2011 to October 2013, Mr. Ramos served as the chairman of the School Reform Commission, which oversees the School District of Philadelphia. Mr. Ramos served on the Board of the School District of Philadelphia from December 1995 through December 2001, with his last two years as president of that board. Mr. Ramos has served as a member of the executive committee and a trustee of the Greater Philadelphia Chamber of Commerce since October 2017.
Mr. Ramos’ extensive service in the private and public sectors has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.
Executive Officers
The following persons currently serve as our executive officers in the following capacities:
NAME	AGE	POSITIONS HELD
Michael C. Forman	60	Chief Executive Officer
Eric Long	51	President
David Weiser	40	Chief Investment Officer
Edward T. Gallivan, Jr.	59	Chief Financial Officer and Treasurer
James Beach	34	Chief Operating Officer
Stephen S. Sypherd	44	General Counsel and Secretary
James F. Volk	58	Chief Compliance Officer
The address for each executive officer is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Executive Officers Who are Not Trustees
Eric Long has served as the Company’s president since September 2019 and as its portfolio manager since April 2018. Mr. Long has served as a managing director of EIG since 2014. Prior to joining EIG in 2014, Mr. Long was a senior investment banker with Goldman Sachs. During his tenure, Mr. Long advised companies on a broad range of transactions including mergers, acquisitions, divestitures, debt and equity financings and other corporate finance functions. Prior to joining Goldman Sachs, Mr. Long was a director in the transaction services group of PricewaterhouseCoopers. Mr. Long is a Chartered Financial Analyst (CFA). He holds a B.A. from the University of Vermont and an M.B.A. from the Wharton School at the University of Pennsylvania.
David Weiser has served as the Company’s chief investment officer since March 2021. Mr. Weiser is also a managing director in the investment management group of FS Investments, which he joined in 2015. Before joining FS Investments and its affiliated investment advisers, Mr. Weiser served as a research analyst at Towerview LLC, a long-biased public equities fund, from January 2007 to July 2015, where he originated and executed investments in companies involved in mergers, restructurings and deep value situations. Prior to that role, Mr. Weiser was an associate at Golub Capital from May 2005 to January 2007, where he executed middle market debt and equity investments. Mr. Weiser earned a Bachelor of Science in economics (magna cum laude) from the Wharton School at the University of Pennsylvania.
Edward T. Gallivan, Jr. has served as the Company’s chief financial officer and treasurer since November 2012. Mr. Gallivan also serves as the chief financial officer of certain of the other funds sponsored by FS Investments. Prior to his appointment as chief financial officer, Mr. Gallivan was director of financial reporting at BlackRock and assistant treasurer of mutual funds at State Street Research & Management. Mr. Gallivan began his career as an auditor at the global accounting firm PwC where he practiced as a certified public accountant. Mr. Gallivan received his B.S. in Business Administration (Accounting) degree at Stonehill College.
James Beach has served as the Company’s chief operating officer since June 2020. Mr. Beach is also a managing trustee of FS Investments, which he joined in 2010. He is one of the persons responsible for fund administration and operations, including valuation, forecasting, management and compliance reporting. Mr. Beach primarily focuses on matters relating to the Company, but performs administrative matters for a number of funds sponsored by FS Investments. Prior to joining FS Investments, Mr. Beach was an investment banking analyst at Ewing Bemiss & Co. Mr. Beach received his B.A. in Economics from the University of Richmond and a general course certificate from the London School of Economics. Mr. Beach holds the CFA Institute’s Chartered Financial Analyst designation.
Stephen S. Sypherd serves as the Company’s general counsel and secretary. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of certain of the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the audit and advancement and governance committees of that board).
James F. Volk has served as the Company’s chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PwC. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is an inactive Certified Public Accountant.

Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Corporate Governance portion of the Company’s website at https://fsinvestments.com/investments/all-investments/fsep/. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Shareholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.
Audit Committee
The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Chandler (Chairman), Pizzi and Ramos, each an Independent Trustee. The Board has determined that Mr. Chandler is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Corporate Governance portion of Company’s website at https://fsinvestments.com/investments/all-investments/fsep/.
Item 11.   Executive Compensation.
Compensation Discussion and Analysis
The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed business development company (“BDC”), services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates or by individuals who were contracted by the Company, the Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the investment advisory and administrative services agreement between the Company and the Advisor, dated April 9, 2018, as amended (the “Investment Advisory and Administrative Services Agreement”). Each of the Company’s executive officers is an employee of the Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Advisor. In addition, the Company reimburses the Advisor for expenses necessary to perform services related to the Company’s administration and operations, including the Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of FS Investments and EIG providing administrative services to the Company on behalf of the Advisor.
Trustee Compensation
The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Advisor. Trustees who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson, determined based on the Company’s net assets as of the end of each fiscal quarter. These trustees are Ms. McGinty and Messrs. Brown, Chandler, Goldstein, Pizzi and Ramos. Mr. Goldstein also receives an annual retainer for his service as lead Independent Trustee.

Amounts payable under the trustee fee arrangement were determined and paid in quarterly arrears as follows:
Fee	Amount
Annual Board Retainer	$100,000
Board Meeting Fees	$2,500
Annual Committee Chair Retainers:
Audit and Valuation Committees	$20,000
Nominating and Governance Committee	$15,000
Other Committees	$10,000
Committees Meeting Fees	$1,000
Annual Lead Independent Trustee Retainer	$25,000
The Company also reimburses each of the above trustees for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and each in-person Board committee meeting not held concurrently with a Board meeting.
The table below sets forth the compensation received by each of the Company’s trustees for service during the fiscal year ended December 31, 2020. Our trustees do not receive any retirement benefits from us.
Name of Trustee	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
Michael C. Forman(1)	—	—
R. Blair Thomas(1)	—	—
Stephen T. Burdumy(2)	$39,167	$39,167
Sidney R. Brown	$112,500	$112,500
Gregory P. Chandler	$139,000	$139,000
Richard I. Goldstein	$159,000	$159,000
Kathleen A. McGinty(3)	$89,167	$89,167
Charles P. Pizzi	$131,000	$131,000
Pedro A. Ramos	$119,000	$119,000

(1)
Messrs. Forman and Thomas do not receive fees.

(2)
Mr. Burdumy resigned from the Board, effective May 13, 2020.

(3)
Ms. McGinty was appointed to the Board on March 16, 2020.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Management and Certain Beneficial Owners
The following table sets forth, as of April 1, 2021, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and trustees as a group.
Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 1, 2021.
	Shares Beneficially Owned as of April 1, 2021
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	446,420.684	*
R. Blair Thomas	—	—
Independent Trustees:
Sidney R. Brown(4)	64,870.090	*
Gregory P. Chandler(5)	28,492.673	*
Richard I. Goldstein	43,992.788	*
Kathleen A. McGinty	—	—
Charles P. Pizzi.	22,003.792	*
Pedro A. Ramos.	—	—
Executive Officers:
Eric Long.	—	—
Edward T. Gallivan, Jr.	5,171.140	*
David Weiser	—	—
James Beach	2,114.739	*
Stephen S. Sypherd(6)	7,920.475	*
James F. Volk	2,140.000	*
All Trustees and Executive Officers as a group (14 persons)	623,126.381	*

*
Less than one percent.

(1)
The address of each of the beneficial owners set forth above is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)
Based on a total of 446,638,829 Shares issued and outstanding on April 1, 2021.

(3)
Includes 270,905.320 Shares held through MCFDA SCV LLC, 10,969,908 Shares held for the benefit of minor children in trust and 164,545.456 Shares held by FSH Seed Capital Vehicle I LLC.

(4)
Includes 28,055.556 Shares held by NFI International, Ltd., a company of which Mr. Brown is a principal interest holder, and 36,814.534 Shares held in trust.

(5)
All Shares held in 401(k) account.

(6)
All Shares held in a joint account with spouse.

Item 13.   Certain Relationships and Related Transactions, and Trustee Independence.
Certain Relationships and Related Party Transactions
The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or trustee from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event (which we define as (1) a listing of the Company’s Shares on a national securities exchange, (2) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the Board in which the Company’s shareholders likely will receive cash or shares of a publicly traded company), all future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Trustees.
Compensation of the Investment Adviser
Pursuant to the Investment Advisory and Administrative Services Agreement, the Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020 (the “May Letter”), the Advisor elected to defer the payment of 74.9% of the base management fee to which it was entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until the Advisor notified the Company that it no longer intends to defer payments. The Advisor agreed that it would take the deferred payment for any quarter upon the earlier of (1) the date provided by the Advisor in a written notice to the Company and (2) the end of the third full calendar quarter following the quarter in which the provision of services to which such deferred payment relates. Pursuant to the May Letter, the deferred payment for any quarter was deferred without interest and could be taken in such other quarter, in whole or in part, as the Advisor determined. The Advisor has received the deferred payments for the quarters ended March 31, 2020 and June 30, 2020 and elected not to defer the base management fee for the quarters ended September 30, 2020 and December 31, 2020. In addition, on February 26, 2021, the Advisor notified the Company that it no longer intends to defer the payment of any portion of the management fee pursuant to the May Letter.
The incentive fee consists of two parts: (i) the capital gains incentive fee and (ii) the subordinated income incentive fee. Pursuant to the terms of the Investment Advisory and Administrative Services Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to the Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized.
Pursuant to the terms of the Investment Advisory and Administrative Services Agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the Investment Advisory and Administrative Services Agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s Shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow the Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, the Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
The Advisor may receive structuring or other upfront fees from portfolio companies in which the Advisor has caused the Company to invest. The Advisor has agreed to offset the amount of any structuring or other upfront fees received by the Advisor against the management fees payable by the Company under the Investment Advisory and Administrative Services Agreement. During the year ended December 31, 2020, $706,444 f structuring or other upfront fees received by the Advisor were offset against management fees.
Pursuant to the Investment Advisory and Administrative Services Agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC.
The Company reimburses the Advisor for expenses necessary to perform services related to the Company’s administration and operations, including the Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of FS Investments and EIG providing administrative services to the Company on behalf of the Advisor, and for transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. The Company reimburses the Advisor no less than quarterly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company’s board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of trustees, among other things, compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse the Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Advisor.
The following table describes the fees and expenses accrued under the Investment Advisory and Administrative Services Agreement during the year ended December 31, 2020 (dollars in thousands):

Related Party	Source Agreement	Description	Year Ended December 31, 2020
The Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$48,323
The Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$6,579

(1)
During the year ended December 31, 2020, $53,749 in base management fees were paid to the Advisor. The base management fee amount shown in the table above for the years ended December 31, 2020 shown net of $706 in structuring or other upfront fees received by the Advisor and offset against base management fees. As of December 31, 2020, $10,156 in base management fees were payable to the Advisor. See above for a discussion of the Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.

(2)
During the year ended December 31, 2020, $3,821 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses. The Company paid $5,316 in administrative services expenses to the Advisor, or its affiliates, during the year ended December 31, 2020.

Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013 (the “Order”), the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Company’s former investment adviser, FSK, FSKR and any future BDCs that are advised by the Company’s former investment adviser or its affiliated investment advisers. Effective April 9, 2018 (the “JV Effective Date”), and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees has authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds (the “EIG Order”).
Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel, including in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on the Advisor to manage its day-to-day activities and to implement its investment strategy. The Advisor, FS Investments, EIG and certain of their respective affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, the Advisor, FS Investments, EIG, their employees and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or EIG. The Advisor and its employees will devote only as much of its or their time to the Company’s business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The Advisor’s affiliates and its personnel are simultaneously providing investment advisory services to other affiliated entities. The Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by the Advisor’s affiliates to participate in an investment opportunity. To the extent the Company is able to make co-investments with investment accounts managed by the Advisor or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. To mitigate these conflicts, the Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. As affiliates of FS Investments and EIG currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than to the Company.
Trustee Independence
A majority of the members of the Board are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor, and are “independent” as defined in Rule 5605(a)(2) of The NASDAQ Stock Market LLC. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.
The Board is currently comprised of eight trustees, six of whom are Independent Trustees. The Board has determined that the following trustees are Independent Trustees: Ms. McGinty and Messrs. Brown, Chandler, Goldstein, Pizzi and Ramos. Based upon information requested from each trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has, or within the last two years had, a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any Board committee or as a shareholder.
Item 14.   Principal Accountant Fees and Services.
Fees to Auditors
Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by RSM, LLP for professional services performed for the fiscal years ended December 31, 2020 and 2019:
Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2020	$465,551	—	—	—
2019	$450,625	—	—	—

(1)
“Audit-Related Fees” are those fees billed to the Company by RSM, LLP for services provided by RSM, LLP or fees billed for expenses relating to the review by RSM, LLP of the Company’s registration statements filed with the SEC pursuant to the Securities Act.

(2)
“All Other Fees” are those fees, if any, billed to the Company by RSM, LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures
The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and non-audit services described above for which RSM US LLP invoiced the Company for the fiscal years ended December 31, 2020 and 2019 were pre-approved by the Audit Committee.

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
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
Date: April 30, 2021	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: April 30, 2021	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Trustee
Date: April 30, 2021	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial Officer)
Date: April 30, 2021	/s/ Robert Blair Thomas Robert Blair Thomas President and Trustee
Date: April 30, 2021	/s/ Sidney R. Brown Sidney R. Brown Trustee
Date: April 30, 2021	/s/ Gregory P. Chandler Gregory P. Chandler Trustee
Date: April 30, 2021	/s/ Richard I. Goldstein Richard I. Goldstein Trustee
Date: April 30, 2021	/s/ Kathleen A. McGinty Kathleen A. McGinty Trustee
Date: April 30, 2021	/s/ Charles P. Pizzi Charles P. Pizzi Trustee
Date: April 30, 2021	/s/ Pedro A. Ramos Pedro A. Ramos Trustee