Form 10-Q
period 2021-03-31
FS Energy & Power Fund
filed 2021-05-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 443,125,509 common shares of beneficial interest outstanding as of May 10, 2021.

i

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,836,572 and $2,053,838, respectively)	$1,757,430	$1,825,470
Non-controlled/affiliated investments (amortized cost—$475,411 and $406,430, respectively)	301,819	239,279
Controlled/affiliated investments (amortized cost—$166,248 and $115,137, respectively)	156,616	116,727
Total investments, at fair value (amortized cost—$2,478,231 and $2,575,405, respectively)	2,215,865	2,181,476
Cash	78,273	142,536
Receivable for investments sold and repaid	—	7,691
Interest receivable	17,178	26,705
Prepaid expenses and other assets	154	234
Total assets	$2,311,470	$2,358,642
Liabilities
Payable for investments purchased	$10,474	$—
Credit facilities payable (net of deferred financing costs of $3,727 and $5,816, respectively)(1)	227,940	410,851
Secured note payable (net of deferred financing costs of $4,906 and $5,284, respectively)(1)	479,388	478,521
Shareholder distributions payable	13,249	13,188
Management fees payable	10,648	10,156
Administrative services expense payable	1,566	949
Interest payable	5,312	14,236
Trustees’ fees payable	207	192
Other accrued expenses and liabilities	2,231	1,972
Total liabilities	751,015	930,065
Commitments and contingencies(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 441,638,829 and 440,020,123 shares issued and outstanding, respectively	442	440
Capital in excess of par value	3,157,824	3,152,485
Accumulated earnings (deficit)	(1,597,811)	(1,724,348)
Total shareholders’ equity	1,560,455	1,428,577
Total liabilities and shareholders’ equity	$2,311,470	$2,358,642
Net asset value per common share at period end	$3.53	$3.25

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Investment income
From non-controlled/unaffiliated investments:
Interest income	$26,059	$59,285
Paid-in-kind interest income	8,339	4,167
Fee income	516	275
Dividend income	—	66
From non-controlled/affiliated investments:
Interest income	1,086	11,956
Paid-in-kind interest income	72	3,032
From controlled/affiliated investments:
Interest income	2,020	—
Paid-in-kind interest income	69	—
Total investment income	38,161	78,781
Operating expenses
Management fees	10,650	15,849
Administrative services expenses	1,581	1,058
Share transfer agent fees	718	650
Accounting and administrative fees	186	251
Interest expense(1)	15,490	21,056
Trustees’ fees	207	199
Other general and administrative expenses	672	1,530
Total operating expenses	29,504	40,593
Less: Management fee offset(2)	(2)	(450)
Net expenses	29,502	40,143
Net investment income	8,659	38,638
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(440)	(57,503)
Net realized gain (loss) on swap contracts	—	20,250
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	149,226	(566,095)
Non-controlled/affiliated	(6,441)	(184,910)
Controlled/affiliated	(11,222)	(7,683)
Net change in unrealized appreciation (depreciation) on swap contracts	—	(6,551)
Net change in unrealized gain (loss) on foreign currency	4	(26)
Total net realized and unrealized gain (loss)	131,127	(802,518)
Net increase (decrease) in net assets resulting from operations	$139,786	$(763,880)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.32	$(1.75)
Weighted average shares outstanding	441,521,922	435,458,944

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operations
Net investment income	$8,659	$38,638
Net realized gain (loss) on investments and swap contracts	(440)	(37,253)
Net change in unrealized appreciation (depreciation) on investments	131,563	(758,688)
Net change in unrealized appreciation (depreciation) on swap contracts	—	(6,551)
Net change in unrealized gain (loss) on foreign currency	4	(26)
Net increase (decrease) in net assets resulting from operations	139,786	(763,880)
Shareholder distributions(1)
Distributions to shareholders	(13,249)	(36,207)
Net decrease in net assets resulting from shareholder distributions	(13,249)	(36,207)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,341	15,429
Repurchases of common shares	—	(26,823)
Net increase (decrease) in net assets resulting from capital share transactions	5,341	(11,394)
Total increase (decrease) in net assets	131,878	(811,481)
Net assets at beginning of period	1,428,577	2,379,605
Net assets at end of period	$1,560,455	$1,568,124

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$139,786	$(763,880)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(145,199)	(208,432)
Paid-in-kind interest	(8,480)	(7,199)
Proceeds from sales and repayments of investments	253,939	352,174
Net realized (gain) loss on investments	440	57,503
Net change in unrealized (appreciation) depreciation on investments	(131,563)	758,688
Net change in unrealized (appreciation) depreciation on swap contracts	—	6,551
Accretion of discount	(3,526)	(11,118)
Amortization of deferred financing costs and discount	3,084	1,532
(Increase) decrease in receivable for investments sold and repaid	7,691	(76,731)
(Increase) decrease in interest receivable	9,527	(1,833)
(Increase) decrease in swap income receivable	—	395
(Increase) decrease in prepaid expenses and other assets	80	96
Increase (decrease) in payable for investments purchased	10,474	(27,592)
Increase (decrease) in management fees payable	492	1,377
Increase (decrease) in administrative services expense payable	617	151
Increase (decrease) in interest payable(1)	(8,924)	(6,146)
Increase (decrease) in trustees’ fees payable	15	7
Increase (decrease) in other accrued expenses and liabilities	259	(3,424)
Net cash provided by (used in) operating activities	128,712	72,119
Cash flows from financing activities
Repurchases of common shares	—	(26,823)
Shareholder distributions paid	(7,847)	(25,743)
Borrowings under credit facilities(1)	—	160,000
Repayments of credit facilities(1)	(185,000)	(55,000)
Deferred financing costs paid	(128)	(137)
Net cash provided by (used in) financing activities	(192,975)	52,297
Total increase (decrease) in cash	(64,263)	124,416
Cash at beginning of period	142,536	150,419
Cash at end of period	$78,273	$274,835
Supplemental disclosure
Reinvestment of shareholder distributions	$5,341	$15,429
Non-cash purchases of investments	$(30,790)	$—
Non-cash sales of investments	$30,790	$—

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2021 and 2020, the Company paid $21,330 and $25,670, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of March 31, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—39.2%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	$21,206	$18,554	$16,663
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	14,898	14,898	11,706
Allied Wireline Services, LLC	(f)(n)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	53,007	53,007	53,007
ARB Midstream Operating Company, LLC	(s)	Midstream	L+1025	1.0%	11/6/21	1,670	1,669	1,649
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	429	429	418
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	49,865	49,622	49,555
Brazos Delaware II LLC		Midstream	L+400		5/21/25	40,004	38,143	37,479
Cimarron Energy Inc.	(s)	Service & Equipment	L+900	1.0%	12/31/22	7,500	7,500	6,656
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(o)(s)(v)	Upstream	0%		12/31/23	100,000	33,275	30,463
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	32,716	32,136	21,347
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	83,373	80,265	83,095
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	29,688	29,129	29,589
Luxe Drillship Operating, LLC	(s)	Upstream	8.0%		10/30/24	15,966	15,173	14,986
MECO IV LLC	(s)	Upstream	L+925	1.5%	9/14/21	33,250	33,047	23,275
MRP CalPeak Holdings, LLC	(s)	Power	L+525	1.5%	1/27/25	14,290	14,290	14,144
MRP West Power Holdings II, LLC	(s)	Power	L+525	1.5%	1/27/25	14,401	14,401	14,253
Navitas Midstream Midland Basin LLC		Midstream	L+450	1.0%	12/13/24	29,574	28,830	29,639
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,300	38,020	39,386
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		3/2/22	40,910	40,881	38,865
Permian Production Holdings, LLC	(f)(s)(w)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	14,147	11,659	13,715
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% (10.0% Max PIK)		8/22/25	3,148	3,148	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(o)(s)	Power	10.0%		8/22/23	2,709	2,709	—
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	15.5% (9.5% Max PIK)		8/22/25	11,310	11,310	10,953
Swift Worldwide Resources US Holdings Corp.	(s)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	2.5%	7/20/21	61,366	61,366	61,366
Warren Resources, Inc.	(s)(x)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	27,857	27,857	27,857
Total Senior Secured Loans—First Lien							661,318	630,066
Unfunded Loan Commitments							(17,607)	(17,607)
Net Senior Secured Loans—First Lien							643,711	612,459
Senior Secured Loans—Second Lien—11.0%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,752	20,498
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	17,143	17,084	16,913
Encino Acquisition Partners Holdings LLC	(f)	Upstream	L+675	1.0%	10/29/25	41,828	36,206	39,092
Great Western Petroleum, LLC	(w)	Upstream	12.0%		9/1/25	55,096	53,742	49,587
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,501	13,412
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,490
Penn Virginia Holdings Corp.	(f)(k)(s)	Upstream	L+825	1.0%	9/29/24	15,481	15,156	14,862
SilverBow Resources, Inc.	(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,883	17,100
Total Senior Secured Loans—Second Lien							175,829	172,954
Unfunded Loan Commitment							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							174,324	171,449
Senior Secured Bonds—23.4%
Allied Wireline Services, LLC	(f)(s)(x)	Service & Equipment	8.0%		9/30/21	2,500	2,500	2,500
Allied Wireline Services, LLC	(e)(s)(x)	Service & Equipment	8.0%		9/30/21	2,500	2,500	2,500
Black Swan Energy Ltd.	(f)(k)(s)	Upstream	9.0%		1/20/24	90,000	90,000	89,100
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	$25,538	$25,562	$11,587
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	36,308	34,158	16,473
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/4/21	270,251	49,192	122,613
Talen Energy Supply LLC	(h)	Power	7.3%		5/15/27	15,000	15,356	15,362
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	106,848
Total Senior Secured Bonds							339,268	366,983
Unfunded Bond Commitment							(2,500)	(2,500)
Net Senior Secured Bonds							336,768	364,483
Unsecured Debt—9.5%
Aethon United BR LP		Upstream	8.3%		2/15/26	40,500	40,500	41,994
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,379	1,208	1,195
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	8,767	7,674	7,594
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,812	1,586	1,569
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,706	1,493	1,477
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,500	1,313	1,299
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	59,382	58,928	59,382
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	37,778	37,814	—
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	9,882	9,892	—
Moss Creek Resources, LLC		Upstream	7.5%		1/15/26	6,693	5,129	5,402
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	28,000
Total Unsecured Debt							240,837	147,912
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—31.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$5,846
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	56,824	55,961
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/30/24	95,821,000	86,729	—
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/27/23	59,819,000	53,548	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,632	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	102,806	122,837
Segreto Power Holdings, LLC, Preferred Equity	(g)(s)	Power	13.1%		6/30/25	70,297	95,086	81,912
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,639	91,459
Total Preferred Equity							634,497	483,015
						Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.8%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$60,603	$59,846
Total Sustainable Infrastructure Investments, LLC							60,603	59,846

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—24.1%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment	6,944,444	$6,944	$958
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power	35	2,652	2,466
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment	48,400	1,527	2,698
Allied Wireline Services, LLC, Warrants	(n)(o)(s)(x)	Service & Equipment	22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream	126,632,117	351	813
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream	148,692,908	44,700	33,530
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(s)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment	4,302,293	3,950	32
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment	25,000,000	1,289	188
Denbury Inc., Common Equity	(f)(k)(o)	Upstream	665,510	12,046	31,871
Great Western Petroleum, LLC, Common Equity	(f)(o)(r)(s)(w)	Upstream	105,785	30,790	30,790
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream	135,062	17,558	3,039
Limetree Bay Ventures, LLC, Common Equity	(f)(o)(s)(w)	Midstream	128,645	3,406	—
Lonestar Resources US Inc., Common Equity	(f)(o)(w)	Upstream	864,000	2,376	4,838
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(f)(o)(s)	Upstream	N/A	1,354	781
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream	503,176	138,208	179,966
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	2,187,500	3,083	460
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	3,125,000	2,623	527
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	781,250	576	123
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	546,880	630	110
Permian Production Holdings, LLC, Common Equity	(n)(o)(s)(w)	Upstream	1,951,667	—	3,552
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream	9,599,928	58,985	45,625
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream	13,973	2,182	3,317
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment	3,750,000	6,029	3,225
UP Energy, LLC, Common Equity	(f)(o)(s)	Upstream	367,237	9,019	10,740
USA Compression Partners, LP, Warrants (Market)	(f)(k)(o)(s)	Midstream	793,359	555	2,399
USA Compression Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	1,586,719	714	3,945
Warren Resources, Inc., Common Equity	(f)(o)(s)(x)	Upstream	4,415,749	20,754	10,708
Total Equity/Other				387,491	376,701
TOTAL INVESTMENTS—142.0%				$2,478,231	2,215,865
LIABILITIES IN EXCESS OF OTHER ASSETS—(42.0%)					(655,410)
NET ASSETS—100.0%					$1,560,455

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2021, the three-month London Interbank Offered Rate, or LIBOR, was 0.19% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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
As of March 31, 2021
(in thousands, except share amounts)

(g)
Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)
Security or portion thereof held within Gladwyne Funding LLC, a wholly-owned subsidiary of the Company.

(i)
Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

(j)
Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2021, 65.8% of the Company’s total assets represented qualifying assets. Therefore, the Company may not make investments other than in qualifying assets until qualifying assets represent at least 70% of the Company’s total assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of March 31, 2021.

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

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2021.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2021.

(v)
Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2021
(in thousands, except share amounts)

(w)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$11,446	$72	$—	$89	$—	$2,108	$13,715	$336	$72
Warren Resources, Inc.(2)	27,788	69	(27,857)	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Great Western Petroleum, LLC	—	53,727	—	15	—	(4,155)	49,587	731	—
Senior Secured Bonds
Limetree Bay Ventures, LLC	25,538	—	—	—	—	(13,951)	11,587	—	—
Limetree Bay Ventures, LLC	36,308	—	—	19	—	(19,854)	16,473	19	—
Limetree Bay Ventures, LLC	89,968	32,811	—	—	—	(166)	122,613	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	—	—	—	—	—	—	—	—
Limetree Bay Ventures, LLC	—	—	—	—	—	—	—	—	—
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	—	—	—	—	—	—
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	—	—	—	—	—	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	—	30,790	—	—	—	—	30,790	—	—
Harvest Oil & Gas Corp., Common Equity	2,794	—	—	—	—	245	3,039	—	—
Limetree Bay Ventures, LLC, Common Equity	—	—	—	—	—	—	—	—	—
Lonestar Resources US Inc., Common Equity	2,592	—	—	—	—	2,246	4,838	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	—	—	3,552	3,552	—	—
Ridgeback Resources Inc., Common Equity	38,385	—	—	—	—	7,240	45,625	—	—
Warren Resources, Inc., Common Equity(2)	4,460	—	(20,754)	—	—	16,294	—	—	—
	$239,279	$117,469	$(48,611)	$123	$—	$(6,441)	$301,819	$1,086	$72

(1)
Interest and PIK income presented for the three months ended March 31, 2021.

(2)
The Company held this investment as of March 31, 2021 but it was not deemed to be an “affiliated person” of the portfolio company as March 31, 2021. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of March 31, 2021
(in thousands, except share amounts)

(x)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to such portfolio companies for the three months ended March 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$53,007	$—	$—	$—	$—	$—	$53,007	$1,325	$—
Warren Resources, Inc.(2)	—	27,857	—	—	—	—	27,857	695	69
Senior Secured Bonds
Allied Wireline Services, LLC	—	2,500	—	—	—	—	2,500	—	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	61,816	—	—	—	—	(1,970)	59,846	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	1,904	—	—	—	—	794	2,698	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity(2)	—	20,754	—	—	—	(10,046)	10,708	—	—
	$116,727	$51,111	$—	$—	$—	$(11,222)	$156,616	$2,020	$69

(1)
Interest and PIK income presented for the three months ended March 31, 2021.

(2)
The Company held this investment as of December 31, 2020 but it was deemed to be an “affiliated person” of the portfolio company as December 31, 2020. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—42.5%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	$20,734	$18,082	$15,992
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	15,189	15,189	11,715
Allied Wireline Services, LLC	(f)(n)(o)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	53,007	53,007	53,007
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	11/6/21	1,807	1,804	1,698
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	429	429	395
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	49,865	49,598	49,372
Brazos Delaware II LLC		Midstream	L+400		5/21/25	40,111	38,155	35,140
Cimarron Energy Inc.	(s)	Service & Equipment	L+900	1.0%	6/30/21	7,500	7,500	6,797
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(o)(s)(v)	Upstream	0.0%		12/31/23	100,000	37,527	31,670
EIF Van Hook Holdings, LLC	(h)	Midstream	L+525		9/5/24	33,392	32,769	21,601
FR BR Holdings LLC	(f)(h)(s)	Midstream	L+650		12/14/23	85,700	82,258	82,966
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	29,925	29,343	29,955
Luxe Drillship Operating, LLC	(s)	Upstream	8.0%		10/30/24	16,976	16,088	15,779
MECO IV LLC	(s)	Upstream	L+925	1.5%	9/14/21	33,250	32,951	23,275
MRP CalPeak Holdings, LLC	(h)(s)	Power	L+525	1.5%	1/27/25	14,328	14,328	14,122
MRP West Power Holdings II, LLC	(h)(s)	Power	L+525	1.5%	1/27/25	14,586	14,586	14,378
Navitas Midstream Midland Basin LLC	(h)	Midstream	L+450	1.0%	12/13/24	29,650	28,861	29,298
Navitas Midstream Midland Basin LLC (Mirror Tranche)		Midstream	L+450	1.0%	12/13/24	39,400	38,041	38,931
NNE Holding LLC	(h)(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		3/2/22	40,455	40,419	38,432
Permian Production Holdings, LLC	(f)(s)(w)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	14,075	11,498	11,446
Plainfield Renewable Energy Holdings LLC	(o)(s)	Power	10.0% (10.0% Max PIK)		8/22/25	2,998	2,998	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/23	2,709	2,709	—
Plainfield Renewable Energy Holdings LLC	(s)	Power	15.5% (9.5% Max PIK)		8/22/25	10,801	10,801	10,602
Swift Worldwide Resources US Holdings Corp.	(h)(s)	Service & Equipment	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	60,877	60,877	60,877
Warren Resources, Inc.	(s)(w)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	27,788	27,788	27,788
Total Senior Secured Loans—First Lien							667,606	625,236
Unfunded Loan Commitments							(17,898)	(17,898)
Net Senior Secured Loans—First Lien							649,708	607,338
Senior Secured Loans—Second Lien—19.3%
Aethon III BR LLC	(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,740	20,000
Aethon United BR LP	(f)(h)(s)	Upstream	L+675	1.0%	9/8/23	148,150	146,950	147,365
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	21,429	21,353	20,792
Encino Acquisition Partners Holdings LLC	(f)	Upstream	L+675	1.0%	10/29/25	41,828	36,014	38,561
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,497	13,334
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,482
Penn Virginia Holdings Corp.	(f)(h)(k)(s)	Upstream	L+700	1.0%	9/29/22	20,950	20,587	19,563
SilverBow Resources, Inc.	(f)(h)(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,877	16,720
Total Senior Secured Loans—Second Lien							278,523	277,817
Unfunded Loan Commitments							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							277,018	276,312
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—23.8%
Black Swan Energy Ltd.	(k)(s)	Upstream	9.0%		1/20/24	$90,000	$90,000	$89,100
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	25,538	25,562	25,538
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	36,308	34,139	36,308
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	89,968	16,381	89,968
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	99,128
Total Senior Secured Bonds							286,082	340,042
Unsecured Debt—9.5%
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,330	1,178	1,172
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	8,450	7,484	7,447
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,746	1,547	1,539
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,644	1,456	1,449
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,446	1,280	1,274
Great Western Petroleum, LLC	(f)(s)	Upstream	8.5%		4/15/25	13,636	13,183	12,954
Great Western Petroleum, LLC	(f)	Upstream	9.0%		9/30/21	35,830	35,827	21,140
Hammerhead Resources Inc.	(f)(k)(o)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	55,607	55,144	55,607
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	37,778	37,814	—
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	9,882	9,892	—
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	6,693	5,075	5,103
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	26,875
Total Unsecured Debt							245,180	134,560
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—33.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(s)	Service & Equipment				28,942,003	$1,447	$5,354
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	56,228	54,177
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
Great Western Petroleum, LLC, Preferred Equity	(f)(h)(r)(s)	Upstream	15.5%		12/31/27	36,364	47,372	18,182
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/30/24	95,821,000	86,729	—
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/27/23	59,819,000	53,548	—
NGL Energy Partners, LP, Preferred Equity	(k)(s)	Midstream	14.2%		7/2/27	156,250	168,049	109,375
NuStar, Preferred Equity	(f)(h)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	102,744	118,048
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(s)	Power	13.1%		6/30/25	70,297	92,750	79,546
USA Compression Partners, LP, Preferred Equity	(h)(k)(s)	Midstream	9.8%		4/3/28	79,336	77,600	86,395
Total Preferred Equity							689,253	471,077
						Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—4.3%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$60,603	$61,816
Total Sustainable Infrastructure Investments, LLC							60,603	61,816

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—20.3%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment	6,944,444	$6,944	$896
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power	35	2,652	2,504
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment	48,400	1,527	1,904
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(x)	Service & Equipment	22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream	126,632,117	351	418
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream	148,692,908	44,700	33,084
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(s)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment	4,302,293	3,950	30
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment	25,000,000	1,289	175
Denbury Inc., Common Equity	(f)(k)(o)	Upstream	1,265,510	22,906	32,511
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream	135,062	17,558	2,794
Limetree Bay Ventures, LLC, Common Equity	(f)(o)(s)(w)	Midstream	128,645	3,406	—
Lonestar Resources US Inc., Common Equity	(f)(o)(w)	Upstream	864,000	2,376	2,592
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(f)(o)(s)	Upstream	N/A	1,354	773
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream	503,176	138,208	152,860
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials	1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	2,187,500	3,083	88
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	3,125,000	2,623	81
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	781,250	576	21
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	546,880	630	22
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream	1,951,667	—	—
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream	9,599,928	58,985	38,385
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream	13,973	2,182	2,377
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment	3,750,000	6,029	2,531
UP Energy, LLC, Common Equity	(f)(o)(s)	Upstream	367,237	9,019	8,160
USA Compression Partners, LP, Warrants (Market)	(f)(h)(k)(o)(s)	Midstream	793,359	555	1,412
USA Compression Partners, LP, Warrants (Premium)	(f)(h)(k)(o)(s)	Midstream	1,586,719	714	2,253
Warren Resources, Inc., Common Equity	(f)(o)(s)(w)	Upstream	4,415,749	20,754	4,460
Total Equity/Other				367,561	290,331
TOTAL INVESTMENTS—152.7%				$2,575,405	2,181,476
LIABILITIES IN EXCESS OF OTHER ASSETS—(52.7%)					(752,899)
NET ASSETS—100.0%					$1,428,577

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

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
BL Sand Hills Unit, L.P.	$288	$—	$(223)	$—	$(16,451)	$16,386	$—	$—	$—
MB Precision Holdings LLC	4,585	157	(3,949)	48	(748)	(93)	—	305	157
Permian Production Holdings, LLC	—	11,450	—	48	—	(52)	11,446	262	23
Warren Resources, Inc.	27,507	281	—	—	—	—	27,788	2,915	280
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	—	—	(600)	—	(100,302)	100,902	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	223,369	—	(135,635)	636	(96,598)	8,228	—	5,647	—
Limetree Bay Ventures, LLC	—	25,562	—	—	—(24)	25,538	—	2,700
Limetree Bay Ventures, LLC	—	33,813	—	326	—	2,169	36,308	326	1,790
Limetree Bay Ventures, LLC	—	16,381	—	—	—	73,587	89,968	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	37,814	—	—	—	(37,814)	—	—	3,068
Limetree Bay Ventures, LLC	—	9,892	—	—	—	(9,892)	—	—	1,045
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	86,105	—	624	—	(86,729)	—	689	1,950
Limetree Bay Ventures, LLC, Preferred Equity	—	53,548	—	—	—	(53,548)	—	—	986
MB Precision Investment Holdings LLC, Class A Preferred Units	1,205	—	—	—	(1,880)	675	—	—	—
Equity/Other
BL Sand Hills Unit, L.P., Net Profits Interest	—	—	(60)	—	(5,120)	5,180	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	—	—(8)	—	(732)	740	—	—	—
BL Sand Hills Unit, L.P., Series A Units	—	—	—	—	(24,019)	24,019	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	6,906	—	(376)	—	(65,624)	59,094	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	1,307	—	(70)	—	(8,106)	6,869	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	15,793	—	(859)	—	(36,875)	21,941	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	23,306	—	(1,268)	—	(54,420)	32,382	—	—	—
Harvest Oil & Gas Corp., Common Equity	8,644	—	(2,701)	—	—	(3,149)	2,794	—	—
Limetree Bay Ventures, LLC, Common Equity	—	3,406	—	—	—	(3,406)	—	—	—
Lonestar Resources US Inc., Common Equity	—	2,376	—	—	—	216	2,592	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	(490)	—	—	490	—	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	50,721	—	—	—	—	(12,336)	38,385	—	—
Titan Energy, LLC, Common Equity	16	—	—	—	(17,554)	17,538	—	—	—
Warren Resources, Inc., Common Equity	10,951	—	—	—	—	(6,491)	4,460	—	—
	$374,598	$280,785	$(146,239)	$1,682	$(428,429)	$156,882	$239,279	$10,144	$11,999

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2021, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2021. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. The Company is considered an investment company under GAAP and follows the accounting and reporting

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)
guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services — Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2020 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2021.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2021 and 2020, the Company recognized $0 and $83, respectively, in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the three months ended March 31, 2021 and 2020:
	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	1,618,706	$5,341	3,156,043	$15,429
Share Repurchase Program	—	—	(4,877,069)	(26,823)
Net Proceeds from Share Transactions	1,618,706	$5,341	(1,721,026)	$(11,394)
During the period from April 1, 2021 to May 10, 2021, the Company issued 1,486,680 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,278 at an average price per share of $3.55.
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
The Company did not repurchase any shares pursuant to its share repurchase program during the three months ended March 31, 2021. The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the three months ended March 31, 2020:
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
There were no de minimis account liquidations during the three months ended March 31, 2021. The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the three months ended March 31, 2020:
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest.FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the three months ended March 31, 2021 and 2020, $2 and $450, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three months ended March 31, 2021 and 2020:
Related Party			Three Months Ended March 31,
	Source Agreement	Description	2021	2020
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$10,648	$15,399
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,581	$1,058

(1)
During the three months ended March 31, 2021 and 2020, $10,156 and $14,022, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $2 and $450 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, $10,648 in base management fees were payable to FS/EIG Advisor. See above for a discussion of FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.

(2)
During the three months ended March 31, 2021 and 2020, $1,093 and $650, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $905 and $554 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the three months ended March 31, 2021 and 2020, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the three months ended March 31, 2021 and 2020:
For the Three Months Ended	Distribution
	Per Share	Amount
Fiscal 2020
March 31, 2020	$0.0833	$36,207
Fiscal 2021
March 31, 2021	$0.0300	$13,249
Although the Company’s board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company’s board of trustees has since declared three cash distributions in 2020 and one cash distribution in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the Company’s ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees. Furthermore, the JPMorgan Facility (defined below) restricts the ability of the Company to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 for a discussion of the JPMorgan Facility.
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
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common shares, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The Company’s distribution proceeds have exceeded and in the future may exceed its earnings. Therefore, portions of the distributions that the Company has made represented, and may make in the future may represent, a return of capital to shareholders, which lowers their tax basis in their common shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the three months ended March 31, 2021 and 2020:
Source of Distribution	Three Months Ended March 31,
	2021		2020
	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$13,249	100%	$36,207	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Return of capital	—	—	—	—
Total	$13,249	100%	$36,207	100%

(1)
During the three months ended March 31, 2021 and 2020, 68.6% and 76.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 22.2% and 9.1%, respectively, was attributable to paid-in-kind, or PIK, interest and 9.2% and 14.1%, respectively, was attributable to non-cash accretion of discount.

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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $117,018 and $1,168,812, respectively.
As of March 31, 2021 and December 31, 2020, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $231,621 and $179,295, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $509,972 and $586,690, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,494,232 and $2,588,883 as of March 31, 2021 and December 31, 2020, respectively. The aggregate net unrealized

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
appreciation (depreciation) on a tax basis was $(278,351) and $(407,395) as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, the Company had deferred tax assets of $187,950 and $197,748, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2021 and December 31, 2020, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $187,950 and $197,748, respectively. For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the three months ended March 31, 2020, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of March 31, 2021, the Company did not have any fixed price swap positions.
In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of March 31, 2021, the Company did not have any oil basis swap positions for Argus LLS.
The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three months ended March 31, 2020 were as follows:
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts – Crude Oil	$19,313	$(5,982)
Swap Contracts – Natural Gas	937	(569)
Total	$20,250	$(6,551)

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2021 and December 31, 2020:
	March 31, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$643,711	$612,459	28%	$649,708	$607,338	28%
Senior Secured Loans – Second Lien	174,324	171,449	8%	277,018	276,312	13%
Senior Secured Bonds	336,768	364,483	16%	286,082	340,042	16%
Unsecured Debt	240,837	147,912	6%	245,180	134,560	6%
Preferred Equity	634,497	483,015	22%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	60,603	59,846	3%	60,603	61,816	3%
Equity/Other	387,491	376,701	17%	367,561	290,331	12%
Total	$2,478,231	$2,215,865	100%	$2,575,405	$2,181,476	100%

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
As of March 31, 2021, the Company held investments in three portfolio companies that it is deemed to “control.” As of March 31, 2021, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the unaudited consolidated schedule of investments as of March 31, 2021 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2021, the Company had three senior secured loan investments with aggregate unfunded commitments of $19,112, one senior secured bond investment with an unfunded commitment of $2,500 and an unfunded commitment of $2,234 to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2020, the Company had three senior secured loan investments with aggregate unfunded commitments of $19,403 and an unfunded commitment of $2,234 to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and December 31, 2020:

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
Industry Classification	March 31, 2021 (Unaudited)		December 31, 2020
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,060,461	47%	$1,080,577	50%
Midstream	795,678	36%	763,275	34%
Power	150,270	7%	131,356	6%
Service & Equipment	136,476	6%	131,571	6%
Industrials	13,134	1%	12,881	1%
Sustainable Infrastructure Investments, LLC(1)	59,846	3%	61,816	3%
Total	$2,215,865	100%	$2,181,476	100%

(1)
Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in US dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. The Company and Imperial funded approximately $69,276 to SIIJV, of which $60,603 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of March 31, 2021, total outstanding borrowings under the Seine Funding Facility were $382,439.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of March 31, 2021 and December 31, 2020:
	March 31, 2021 (Unaudited)	December 31, 2020
Total investments(1)	$440,308	$442,916
Weighted average current interest rate on debt investments(2)	2.19%	2.24%
Number of portfolio assets in SIIJV	14	14
Largest investment in a single portfolio company(1)	$84,914	$84,914

(1)
At cost.

(2)
Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Sustainable Infrastructure Investments, LLC Portfolio
As of March 31, 2021 (Unaudited)
Portfolio Company(a)(g)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 95.0%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$15,347	$15,347	$14,847
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+230	5/23/27		84,914	84,914	84,514
Astoria Energy II LLC		Power	L+150	8/31/24		58,094	58,094	58,683
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		33,630	33,630	33,784
Cedar Creek II LLC		Renewables	L+188	11/18/23		10,580	10,580	10,671
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		20,539	20,539	20,550
CPV Maryland, LLC	(f)	Power	L+425	3/31/22		12,122	12,122	12,091
Flex Intermediate Holdco, LLC	(f)	Midstream	L+250	5/15/23		29,507	29,507	29,574
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		30,934	30,934	30,571
Meikle Wind Energy, LP	(e)(f)	Renewables	C+150	5/29/24	C$	17,058	13,122	13,941
NES Hercules Class B Member, LLC		Renewables	L+125	12/15/27		$24,906	24,906	24,285
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	59,871
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		24,617	24,617	24,491
Total Senior Secured Loans – First Lien							418,312	417,873
Unsecured Debt – 5.0%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		21,996	21,996	21,937
Total Unsecured Debt							21,996	21,937
TOTAL INVESTMENTS – 100.0%							$440,308	$439,810

Percentages are shown as a percentage of total investments.
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
publicly disclosed base rate plus a basis point spread. As of March 31, 2021, three-month LIBOR was 0.19% and Canadian Dollar Offer Rate, or CDOR, was 0.44%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Security is classified as Level 3.

(e)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2021.

(f)
Position or portion thereof unsettled as of March 31, 2021.

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

Below is selected balance sheet information for SIIJV as of March 31, 2021 and December 31, 2020:
	March 31, 2021 (Unaudited)	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$439,810	$441,132
Cash and other assets	17,936	71,809
Total assets	$457,746	$512,941
Debt	$382,439	$439,533
Other liabilities	1,288	1,527
Total liabilities	383,727	441,060
Member’s equity	$74,019	$71,881
Below is selected statement of operations information for SIIJV for the three months ended March 31, 2021 and 2020:
	Three Months Ended March 31,
	2021	2020
Selected Statement of Operations Information
Total investment income	$2,504	$6,985
Expenses
Interest expense	1,358	4,748
Custodian and accounting fees	45	41
Administrative services	45	14
Professional services	35	860
Other	10	10
Total expenses	1,493	5,673
Net investment income	1,011	1,312
Net realized and unrealized gain (loss)	1,127	(23,636)
Net increase (decrease) in net assets resulting from operations	$2,138	$(22,324)

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
As of March 31, 2021 and December 31, 2020, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2021 (Unaudited)	December 31, 2020
Level 1 – Price quotations in active markets	$39,748	$35,305
Level 2 – Significant other observable inputs	279,288	192,366
Level 3 – Significant unobservable inputs	1,896,829	1,953,805
Total	$2,215,865	$2,181,476
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
The following is a reconciliation for the three months ended March 31, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2021
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	1,709	91	19	21	732	—	455	3,027
Net realized gain (loss)	(1,041)	1,185	—	441	(16,595)	—	(455)	(16,465)
Net change in unrealized appreciation (depreciation)	7,541	1,647	(26,252)	1,269	66,693	(1,970)	53,729	102,657
Purchases	291	—	35,312	—	13	—	30,790	66,406
Paid-in-kind interest	2,074	—	—	4,104	2,302	—	—	8,480
Sales and repayments	(8,334)	(157,904)	—	(13,636)	(41,207)	—	—	(221,081)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$484,608	$82,770	$349,121	$100,516	$483,015	$59,846	$336,953	$1,896,829
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,254	$(1,231)	$(26,252)	$1,017	$58,776	$(1,970)	$53,729	$92,323

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2021 and December 31, 2020 were as follows:
Type of Investment	Fair Value at March 31, 2021 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$454,145	Market Comparables	Market Yield (%)	6.5% – 19.3%	10.8%
			EBITDA Multiples (x)	3.0x – 25.8x	8.9x
	30,463	Discounted Cash Flow	Discount Rate (%)	11.5% – 16.5%	14.0%
Senior Secured Loans – Second Lien	82,770	Market Comparables	Market Yield (%)	7.8% – 13.0%	10.0%
Senior Secured Bonds	346,621	Market Comparables	Market Yield (%)	8.8% – 15.4%	12.5%
			EBITDA Multiples (x)	6.5x – 9.0x	7.8x
	2,500	Cost	Cost	$100.0 – $100.0	$100.0
Unsecured Debt	72,516	Market Comparables	Market Yield (%)	10.6% – 11.6%	11.1%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	28,000	Other(2)	Other(2)	N/A	N/A
Preferred Equity	5,846	Market Comparables	EBITDA Multiples (x)	6.5x – 11.0x	10.5x
	477,169	Discounted Cash Flow	Discount Rate (%)	7.0% – 23.5%	15.5%
Sustainable Infrastructure Investments, LLC	59,846	Discounted Cash Flow	Discount Rate (%)	10.5% – 11.0%	10.8%
Equity/Other	325,329	Market Comparables	EBITDA Multiples (x)	2.8x – 25.8x	7.3x
			Production Multiples (Mboe/d)	$30,000.0 – $35,000.0	$32,500.0
			Proved Reserves Multiples (Mmboe)	10.0x – 11.5x	10.8x
			Production Multiples (MMcfe/d)	$1,950.0 – $3,500.0	$3,007.9
			Proved Reserves Multiples (Bcfe)	0.5x – 0.8x	0.7x
			PV-10 Multiples (x)	1.0x – 4.6x	2.7x
	4,060	Discounted Cash Flow	Discount Rate (%)	7.5% – 32.0%	22.3%
	7,564	Option Valuation Model	Volatility (%)	50.0% – 65.0%	57.9%
Total	$1,896,829

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$450,698	Market Comparables	Market Yield (%)	6.8% – 26.3%	10.4%
			EBITDA Multiples (x)	2.3x – 6.7x	4.1x
	31,670	Discounted Cash Flow	Discount Rate (%)	10.0% – 12.5%	11.3%
Senior Secured Loans – Second Lien	237,751	Market Comparables	Market Yield (%)	8.0% – 15.3%	9.7%
Senior Secured Bonds	340,042	Market Comparables	Market Yield (%)	8.7% – 15.8%	12.6%
			EBITDA Multiples (x)	6.0x – 8.0x	7.0x
Unsecured Debt	81,442	Market Comparables	Market Yield (%)	9.8% – 11.5%	10.8%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	26,875	Other(2)	Other(2)	N/A	N/A
Preferred Equity	5,354	Market Comparables	EBITDA Multiples (x)	6.0x – 10.5x	10.0x
	465,723	Discounted Cash Flow	Discount Rate (%)	7.5% – 50.3%	18.8%
Sustainable Infrastructure Investments, LLC	61,816	Discounted Cash Flow	Discount Rate (%)	10.8% – 11.3%	11.0%
Equity/Other	92,002	Market Comparables	EBITDA Multiples (x)	2.3x – 10.5x	4.6x
			Production Multiples (Mboe/d)	$26,500.0 – $31,500.0	$29,000.0
			Proved Reserves Multiples (Mmboe)	7.6x – 9.1x	8.4x
			Production Multiples (MMcfe/d)	$1,650.0 – $3,400.0	$2,923.6
			Proved Reserves Multiples (Bcfe)	0.4x – 0.7x	0.6x
			PV-10 Multiples (x)	0.5x – 1.6x	1.0x
	3,695	Discounted Cash Flow	Discount Rate (%)	8.0% – 32.0%	24.0%
	3,877	Option Valuation Model	Volatility (%)	55.0% – 65.0%	60.0%
	152,860	Other(2)	Other(2)	N/A	N/A
Total	$1,953,805

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of March 31, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020 and the additional disclosure set forth in this Note 9.
	As of March 31, 2021 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$231,667	$140,000	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023
Total			$720,667	$140,000
	As of December 31, 2020
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$416,667	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023
Total			$905,667	$—

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of March 31, 2021 and December 31, 2020, the fair value of the Senior Secured Notes was approximately $493,445 and $473,166, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three months ended March 31, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended Mach 31,
	2021			2020
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility	$—	$—	$—	$5,484	$67	$5,551
JPMorgan Facility	3,237	2,089	5,326	4,665	447	5,112
Senior Secured Notes	9,169	995	10,164	9,375	1,018	10,393
Total	$12,406	$3,084	$15,490	$19,524	$1,532	$21,056

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2021 were $899,500 and 6.89%, respectively. As of March 31, 2021, the Company’s effective interest rate on borrowings was 6.11%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2020 were $1,307,766 and 5.91%, respectively. As of March 31, 2020, the Company’s effective interest rate on borrowings was 5.72%.
Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in the three months ended March, 31, 2021, volatility in the energy markets may persist or worsen. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. The Company cannot at this time fully predict the continued impact of the above events on its business or the business of its portfolio companies, their duration or magnitude or the extent to which they will negatively impact the Company’s portfolio companies’ operating results or the Company’s own results of operations or financial condition. The Company expects that certain of its portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of the Company’s investments.
These events have already had adverse effects on the Company’s investment income and the Company expects that such adverse effects may continue for some time. These adverse effects have required the Company to restructure certain of its investments, which could result in further reductions to the Company’s investment income or in impairments on the Company’s investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase the Company’s funding costs and limit its access to the capital markets. These events have limited the Company’s investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on the Company’s operating results. In addition, depressed mark-to-market valuations of many of the Company’s portfolio companies have materially reduced the value of collateral available to secure the Company’s financing arrangements, and consequently have adversely impacted the Company’s liquidity and may continue to do so in the future.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the events described above, the Company sold certain investments to satisfy certain margin obligations, and if recent market conditions persist or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2021.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
JPMorgan Facility
On March 29, 2021, the Company made a $185,000 prepayment of outstanding borrowings under its senior secured revolving credit facility with JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other lenders and agents party thereto, or as amended, the JPMorgan Facility. Per the terms of the JPMorgan Facility, the first $45,000 of such prepayment was applied to permanently reduce the outstanding commitments under the JPMorgan Facility. The remaining $140,000 of such prepayment reduced outstanding borrowings, but such amount remains available to be re-drawn at any time, at the option of the Company, in accordance with the terms of the JPMorgan Facility.
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
See Note 4 for a discussion of the Company’s commitments to FS/EIG Advisor and its affiliates (including FS Investments) and Note 7 for a discussion of the Company’s unfunded commitments.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2021 and the year ended December 31, 2020:
	Three Months Ended March 31, 2021 (Unaudited)	Year Ended December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$3.25	$5.43
Results of operations(2)
Net investment income	0.02	0.19
Net realized gain (loss) and unrealized appreciation (depreciation)	0.29	(2.20)
Net increase (decrease) in net assets resulting from operations	0.31	(2.01)
Shareholder distributions(3)
Distributions from net investment income	(0.03)	(0.14)
Distributions representing tax return of capital	—	(0.03)
Net decrease in net assets resulting from shareholder distributions	(0.03)	(0.17)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.53	$3.25
Shares outstanding, end of period	441,638,829	440,020,123
Total return(6)	9.53%	(37.68)%
Total return (without assuming reinvestment of distributions)(6)	9.54%	(37.02)%
Ratio/Supplemental Data:
Net assets, end of period	$1,560,455	$1,428,577
Ratio of net investment income to average net assets(7)	2.27%	4.82%
Ratio of total operating expenses to average net assets(7)	7.74%	8.20%
Portfolio turnover(8)	7.87%	26.54%
Total amount of senior securities outstanding, exclusive of treasury securities	$720,667	$905,667
Asset coverage per unit(9)	3.17	2.58

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2021 are annualized. Annualized ratios for the three months ended March 31, 2021 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the three months ended March 31, 2021 and year ended December 31, 2020:

	Three Months Ended March 31, 2021 (Unaudited)	Year Ended December 31, 2020
Ratio of interest expense to average net assets	4.06%	4.39%

(8)
Portfolio turnover for the three months ended March 31, 2021 is not annualized.

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
For information regarding the fee offset with FS/EIG Advisor, see Note 4 to our unaudited consolidated financial statements included herein.
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

As of March 31, 2021, 65.8% of our total assets constituted qualifying assets. Therefore, until qualifying assets represent at least 70% of our total assets, we may not make investments other than in qualifying assets. Pending investments in other types of “qualifying assets,” we may hold cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
COVID-19 and Energy Market Developments
Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in the three months ended March, 31, 2021, volatility in the energy markets may persist or worsen. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of the above events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of the depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
These events have already had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects have required and may again require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity have had and are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results. In addition, depressed mark-to-market valuations of many of our portfolio companies have materially reduced the value of collateral available to secure our financing arrangements. Consequently, this has adversely impacted our liquidity, may cause us to fall out of compliance with certain portfolio requirements under the 1940 Act that are tied to the value of our investments and, in each case, may continue to do so in the future.
In particular, as a result of these events, we have needed to sell certain investments to satisfy certain margin obligations, and if recent market conditions persist or worsen, we may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to us, to satisfy obligations under our financing arrangements.
In light of such difficult market conditions and in an effort to preserve our liquidity, we previously determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Moreover, our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and we expect that future regular cash distributions to shareholders will be suspended until such time that we believe that market conditions and our financial condition support the resumption of such distributions. Although the Company’s board of trustees has not resumed regular cash distributions, the Company’s board of trustees has since declared three cash distributions in 2020 and one cash distribution in 2021, each in the amount of $0.03 per share. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. Accordingly, there can be no assurance that we will be able to pay distributions in the future.
We will continue to carefully monitor the impact of both the COVID-19 pandemic and disruptions in the energy markets on our business and the business of our portfolio companies. Because the full effects of these events are not capable of being known at this time, we cannot estimate the impacts on our future financial condition, results of operations or cash flows. We do, however, expect that these events may continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.
Portfolio Investment Activity for the Three Months Ended March 31, 2021 and for the Year Ended December 31, 2020
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2021 and for the year ended December 31, 2020.
Net Investment Activity	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Purchases	$175,989	$687,208
Sales and Repayments	(284,729)	(1,075,528)
Net Portfolio Activity	$(108,740)	$(388,320)

New Investment Activity by Asset Class	For the Three Months Ended March 31, 2021		For the Year Ended December 31, 2020
	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans – First Lien	$291	0%	$221,371	33%
Senior Secured Loans – Second Lien	53,727	31%	19,111	3%
Senior Secured Bonds	50,668	29%	71,267	10%
Unsecured Debt	40,500	23%	113,193	16%
Preferred Equity	13	0%	22,716	3%
Sustainable Infrastructure Investments, LLC	—	—	60,603	9%
Equity/Other	30,790	17%	178,947	26%
Total	$175,989	100%	$687,208	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2021 and December 31, 2020:
	March 31, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$643,711	$612,459	28%	$649,708	$607,338	28%
Senior Secured Loans – Second Lien	174,324	171,449	8%	277,018	276,312	13%
Senior Secured Bonds	336,768	364,483	16%	286,082	340,042	16%
Unsecured Debt	240,837	147,912	6%	245,180	134,560	6%
Preferred Equity	634,497	483,015	22%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	60,603	59,846	3%	60,603	61,816	3%
Equity/Other	387,491	376,701	17%	367,561	290,331	12%
Total	$2,478,231	$2,215,865	100%	$2,575,405	$2,181,476	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2021 and December 31, 2020:
	March 31, 2021	December 31, 2020
Number of Portfolio Companies	55	54
% Variable Rate (based on fair value)	30.3%	37.7%
% Fixed Rate (based on fair value)	28.2%	24.6%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	18.6%	24.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	22.9%	13.5%
Weighted Average Annual EBITDA of Portfolio Companies	$282,134	$309,742
Weighted Average Purchase Price of Debt Investments (as a % of par value)	84.8%	93.6%
% of Investments on Non-Accrual (based on fair value)	13.7%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.0%	7.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) – Excluding Non-Income Producing Assets	9.5%	9.7%
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and one cash distribution in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on the distributions declared during 2020 of $0.1733 per share, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.30 per share as of December 31, 2020, the annualized distribution rate to shareholders as of December 31, 2020 was 5.25%. For the three months ended March 31, 2021 and year ended December 31, 2020, our total return was 9.53% and (37.68)%, respectively, and our total return without assuming reinvestment of distributions was 9.54% and (37.02)%, respectively.
Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Direct Originations
The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2021 and December 31, 2020:
New Direct Originations	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Total Commitments (including unfunded commitments)	$68,892	$541,036
Exited Investments (including partial paydowns)	(72,556)	(601,606)
Net Direct Originations	$(3,664)	$(60,570)
	For the Three Months Ended March 31, 2021		For the Year Ended December 31, 2020
New Direct Originations by Asset Class (including Unfunded Commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans – First Lien	$291	0%	$124,119	23%
Senior Secured Loans – Second Lien	—	—	10,420	2%
Senior Secured Bonds	37,811	55%	71,213	13%
Unsecured Debt	—	—	112,848	21%
Preferred Equity	—	—	10,156	2%
Sustainable Infrastructure Investments, LLC	—	—	60,603	11%
Equity/Other	30,790	45%	151,677	28%
Total	$68,892	100%	$541,036	100%
	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Average New Direct Origination Commitment Amount	$17,223	$28,476
Weighted Average Maturity for New Direct Originations	N/A	4/11/23
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period	N/A	8.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Funded during Period – Excluding Non-Income Producing Assets	8.1%	12.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	8.7%	8.2%
The following table presents certain selected information regarding our direct originations as of March 31, 2021 and December 31, 2020:
Characteristics of All Direct Originations held in Portfolio	March 31, 2021	December 31, 2020
Number of Portfolio Companies	45	46
Weighted Average Annual EBITDA of Portfolio Companies	$290,790	$310,123
Weighted Average Leverage Through Tranche of Portfolio Companies – Excluding Equity/Other Securities	4.1x	4.3x
% of Investments on Non-Accrual (based on fair value)	16.0%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	5.8%	7.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations – Excluding Non-Income Producing Assets	12.8%	10.0%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2021 and December 31, 2020:
Portfolio Composition by Strategy	March 31, 2021		December 31, 2020
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,896,829	86%	$1,953,804	90%
Broadly Syndicated/Other	319,036	14%	227,672	10%
Total	$2,215,865	100%	$2,181,476	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2021 and December 31, 2020:
Investment Rating	March 31, 2021		December 31, 2020
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	921,305	42%	966,968	44%
3	882,014	40%	888,656	41%
4	138,134	6%	162,251	7%
5	274,412	12%	163,601	8%
Total	$2,215,865	100%	$2,181,476	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues
Our investment income for the three months ended March 31, 2021 and 2020 was as follows:
	Three Months Ended March 31,
	2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$29,165	77%	$71,241	91%
Paid-in-kind interest income	8,480	22%	7,199	9%
Fee income	516	1%	275	0%
Dividend income	—	—	66	0%
Total investment income(1)	$38,161	100%	$78,781	100%

(1)
Such revenues represent $26,154 and $60,496 of cash income earned as well as $12,007 and $18,285 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio, certain investments being placed on non-accrual and an increase in the portfolio’s allocation to non-income producing assets as a result of restructurings. The increase in the amount of PIK income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the increase in the size of our directly originated investments and structured preferred equity investments.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses
Our operating expenses for the three months ended March 31, 2021 and 2020 were as follows:
	Three Months Ended March 31,
	2021	2020
Management fees	$10,650	$15,849
Administrative services expenses	1,581	1,058
Share transfer agent fees	718	650
Accounting and administrative fees	186	251
Interest expense	15,490	21,056
Trustees’ fees	207	199
Expenses associated with our independent audit and related fees	111	112
Legal fees	3	460
Printing fees	187	270
Other	371	688
Total operating expenses	29,504	40,593
Less: Management fee offset	(2)	(450)
Net operating expenses	$29,502	$40,143
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2021 and 2020:
	Three Months Ended March 31,
	2021	2020
Ratio of operating expenses to average net assets	1.94%	1.77%
Ratio of management fee offset to average net assets	(0.00)%	(0.02)%
Ratio of net operating expenses to average net assets	1.94%	1.75%
Ratio of interest expense to average net assets	(1.02)%	(0.92)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.92%	0.83%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $2 and $450 for the three months ended March 31, 2021 and 2020, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three months ended March 31, 2021 and 2020.
Net Investment Income
Our net investment income totaled $8,659 ($0.02 per share) and $38,638 ($0.09 per share) for the three months ended March 31, 2021 and 2020, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and swap contracts for the three months ended March 31, 2021 and 2020, were as follows:
	Three Months Ended March 31,
	2021	2020
Net realized gain (loss) on investments(1)	$(440)	$(57,503)
Net realized gain (loss) on swap contracts	—	20,250
Total net realized gain (loss)	$(440)	$(37,253)

(1)
We sold investments and received principal repayments of $111,368 and $173,361, respectively, during the three months ended March 31, 2021 and $293,904 and $58,270, respectively, during the three months ended March 31, 2020.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three months ended March 31, 2021 and 2020 were as follows:
	Three Months Ended March 31,
	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$131,563	$(758,688)
Net change in unrealized appreciation (depreciation) on swap contracts	—	(6,551)
Net change in unrealized appreciation (depreciation) on foreign currency	4	(26)
Total net change in unrealized appreciation (depreciation)	$131,567	$(765,265)
During the three months ended March 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets. The change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2020 was primarily driven by the performance of our investments due to, among other things, the adverse economic effects of the COVID-19 pandemic and the failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $139,786 ($0.32 per share) and $(763,880) ($(1.75) per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2021, we had $78,273 in cash, which we held in custodial accounts and $140,000 in borrowings available under the JPMorgan Facility. As of March 31, 2021, we also had broadly syndicated investments that could be sold to create additional liquidity. As of March 31, 2021, we had three senior secured loan investments with aggregate unfunded commitments of $19,112, one senior secured bond investment with an unfunded commitment of $2,500 and an unfunded commitment of $2,234 to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
In light of difficult market conditions, we took several steps in 2020 to enhance our liquidity by, among other things, suspending our share repurchase program, suspending regular cash distributions and reducing leverage by paying down borrowings. In addition, FS/EIG Advisor deferred the payment of a portion of the management fee to which it was entitled for investment advisory services provided during the quarterly periods ended March 31, 2020 and June 30, 2020, though FS/EIG Advisor has since received the deferred fees. We believe the net result of such measures resulted in an improved liquidity position for us.
This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 and Energy Market Developments” above and “— Financing Arrangements” below.
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2021:
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$231,667	$140,000	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023
Total			$720,667	$140,000

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of March 31, 2021, the fair value of the Senior Secured Notes was approximately $493,445.

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
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and one cash distribution in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

The following table reflects the cash distributions per share that we have declared on our common shares during the three months ended March 31, 2021 and 2020:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2020
March 31, 2020	$0.0833	$36,207
Fiscal 2021
March 31, 2021	$0.0300	$13,249
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income, the components of accumulated earnings on a tax basis and deferred taxes.
Critical Accounting Policies
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 to our unaudited consolidated financial statements included herein. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement, the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2021 and 2020 and for FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.
A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2021 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPMorgan Facility(2)	February 16, 2023	$231,667	—	$231,667	—	—
Senior Secured Notes(3)	August 15, 2023	$489,000	—	$489,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At March 31, 2021, $140,000 remained unused under the financing arrangements.

(3)
At March 31, 2021, no amounts remained unused under the financing arrangements.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 30.3% of our portfolio investments (based on fair value) paid variable interest rates, 28.2% paid fixed interest rates, 18.6% were income producing preferred equity and equity/other investments and the remainder (22.9%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2021 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 19 basis points	$(296)	$(321)	$25	0.0%
No change	—	—	—	—
Up 100 basis points	$2,529	$2,142	$387	0.4%
Up 300 basis points	$14,974	$6,427	$8,547	8.0%
Up 500 basis points	$28,061	$10,711	$17,350	16.3%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2021 and 2020, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Portfolio Investments.”

Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K.
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

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2021.
FS Energy and Power Fund
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)