Form 10-Q
period 2021-06-30
FS Energy & Power Fund
filed 2021-08-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 444,629,043 common shares of beneficial interest outstanding as of August 10, 2021.

i

PART I—FINANCIAL INFORMATION
Item 1.   Financial Statements.
FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,843,642 and $2,053,838, respectively)	$1,823,161	$1,825,470
Non-controlled/affiliated investments (amortized cost—$203,160 and $406,430, respectively)	192,932	239,279
Controlled/affiliated investments (amortized cost—$188,396 and $115,137, respectively)	185,155	116,727
Total investments, at fair value (amortized cost—$2,235,198 and $2,575,405, respectively)	2,201,248	2,181,476
Cash	115,431	142,536
Receivable for investments sold and repaid	—	7,691
Interest receivable	20,246	26,705
Prepaid expenses and other assets	200	234
Total assets	$2,337,125	$2,358,642
Liabilities
Payable for investments purchased	$55,387	$—
Credit facilities payable (net of deferred financing costs of $3,167 and $5,816, respectively)(1)	228,500	410,851
Secured note payable (net of deferred financing costs of $4,391 and $5,284, respectively)(1)	480,397	478,521
Shareholder distributions payable	13,294	13,188
Management fees payable	9,957	10,156
Administrative services expense payable	1,607	949
Interest payable	13,917	14,236
Trustees’ fees payable	191	192
Other accrued expenses and liabilities	2,016	1,972
Total liabilities	805,266	930,065
Commitments and contingencies(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 443,125,695 and 440,020,123 shares issued and outstanding, respectively	443	440
Capital in excess of par value	3,163,100	3,152,485
Accumulated earnings (deficit)	(1,631,684)	(1,724,348)
Total shareholders’ equity	1,531,859	1,428,577
Total liabilities and shareholders’ equity	$2,337,125	$2,358,642
Net asset value per common share at period end	$3.46	$3.25

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
From non-controlled/unaffiliated investments:
Interest income	$23,268	$37,301	$49,327	$96,586
Paid-in-kind interest income	3,898	5,085	12,237	9,252
Fee income	679	235	1,195	510
Dividend income	1,574	—	1,574	66
From non-controlled/affiliated investments:
Interest income	2,025	3,204	3,111	15,160
Paid-in-kind interest income	60	200	132	3,232
From controlled/affiliated investments:
Interest income	2,049	—	4,069	—
Paid-in-kind interest income	5,403	—	5,472	—
Total investment income	38,956	46,025	77,117	124,806
Operating expenses
Management fees	10,278	12,144	20,928	27,993
Administrative services expenses	1,442	1,251	3,023	2,309
Share transfer agent fees	728	565	1,446	1,215
Accounting and administrative fees	161	188	347	439
Interest expense(1)	12,744	19,262	28,234	40,318
Trustees’ fees	191	208	398	407
Other general and administrative expenses	660	1,649	1,332	3,179
Total operating expenses	26,204	35,267	55,708	75,860
Less: Management fee offset(2)	(321)	—	(323)	(450)
Net expenses	25,883	35,267	55,385	75,410
Net investment income	13,073	10,758	21,732	49,396
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	20,943	(269,553)	20,503	(327,056)
Non-controlled/affiliated	(283,009)	(117,856)	(283,009)	(117,856)
Controlled/affiliated	—	(27,464)	—	(27,464)
Net realized gain (loss) on foreign currency	(6)	—	(6)	—
Net realized gain (loss) on swap contracts	—	—	—	20,250
Net realized gain (loss) on debt extinguishment	—	2,591	—	2,591
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	58,661	217,537	207,887	(348,558)
Non-controlled/affiliated	163,364	44,899	156,923	(140,011)
Controlled/affiliated	6,391	34,844	(4,831)	27,161
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	(6,551)
Net change in unrealized gain (loss) on foreign currency	4	11	8	(15)
Total net realized and unrealized gain (loss)	(33,652)	(114,991)	97,475	(917,509)
Net increase (decrease) in net assets resulting from operations	$(20,579)	$(104,233)	$119,207	$(868,113)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.05)	$(0.24)	$0.27	$(1.99)
Weighted average shares outstanding	443,011,321	436,770,076	442,270,736	436,115,710

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operations
Net investment income	$13,073	$10,758	$21,732	$49,396
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	(262,072)	(412,282)	(262,512)	(449,535)
Net change in unrealized appreciation (depreciation) on investments	228,416	297,280	359,979	(461,408)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	(6,551)
Net change in unrealized gain (loss) on foreign currency	4	11	8	(15)
Net increase (decrease) in net assets resulting from operations	(20,579)	(104,233)	119,207	(868,113)
Shareholder distributions(1)
Distributions to shareholders	(13,294)	(13,098)	(26,543)	(49,305)
Net decrease in net assets resulting from shareholder distributions	(13,294)	(13,098)	(26,543)	(49,305)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,277	—	10,618	15,429
Repurchases of common shares	—	—	—	(26,823)
Net increase (decrease) in net assets resulting from capital share transactions	5,277	—	10,618	(11,394)
Total increase (decrease) in net assets	(28,596)	(117,331)	103,282	(928,812)
Net assets at beginning of period	1,560,455	1,568,124	1,428,577	2,379,605
Net assets at end of period	$1,531,859	$1,450,793	$1,531,859	$1,450,793

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$119,207	$(868,113)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(329,073)	(257,895)
Paid-in-kind interest	(17,841)	(12,484)
Proceeds from sales and repayments of investments	430,599	622,979
Net realized (gain) loss on investments	262,506	472,376
Net change in unrealized (appreciation) depreciation on investments	(359,979)	461,408
Net change in unrealized (appreciation) depreciation on swap contracts	—	6,551
Accretion of discount	(5,984)	(18,763)
Amortization of deferred financing costs and discount	4,653	3,483
(Increase) decrease in receivable for investments sold and repaid	7,691	(2,977)
(Increase) decrease in interest receivable	6,459	5,893
(Increase) decrease in swap income receivable	—	395
(Increase) decrease in prepaid expenses and other assets	34	10
Increase (decrease) in payable for investments purchased	55,387	(28,518)
Increase (decrease) in management fees payable	(199)	8,433
Increase (decrease) in administrative services expense payable	658	20
Increase (decrease) in interest payable(1)	(319)	1,449
Increase (decrease) in trustees’ fees payable	(1)	16
Increase (decrease) in other accrued expenses and liabilities	44	(3,271)
Net cash provided by (used in) operating activities	173,842	390,992
Cash flows from financing activities
Repurchases of common shares	—	(26,823)
Shareholder distributions paid	(15,819)	(31,010)
Borrowings under credit facilities(1)	—	160,000
Repayments of credit facilities(1)	(185,000)	(280,000)
Repayments under senior secured notes(1)	—	(11,000)
Deferred financing costs paid	(128)	(1,845)
Net cash provided by (used in) financing activities	(200,947)	(190,678)
Total increase (decrease) in cash	(27,105)	200,314
Cash at beginning of period	142,536	150,419
Cash at end of period	$115,431	$350,733
Supplemental disclosure
Reinvestment of shareholder distributions	$10,618	$15,429
Non-cash purchases of investments	$(81,215)	$(123,834)
Non-cash sales of investments	$81,215	$123,834

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2021 and 2020, the Company paid $23,900 and $35,386, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—40.8%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	$21,687	$19,035	$17,681
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK, (3.5% Max PIK)	1.5%	7/24/25	14,602	14,602	11,904
Allied Wireline Services, LLC	(f)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	58,080	58,080	56,131
Allied Downhole Technologies, LLC	(f)(s)(x)	Service & Equipment	8.0%		9/30/21	2,500	2,500	2,500
Allied Downhole Technologies, LLC	(e)(s)(x)	Service & Equipment	8.0%		9/30/21	2,500	2,500	2,500
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	11/6/21	1,080	1,078	1,074
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	429	429	418
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	49,865	49,646	50,164
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,898	38,130	39,019
Cimarron Energy Inc.	(s)	Service & Equipment	L+900	1.0%	12/31/22	7,500	7,500	5,897
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(o)(s)(v)	Upstream	0.0%		12/31/23	100,000	30,125	31,987
CPV Maryland, LLC	(h)	Power	L+400	1.0%	5/10/28	16,000	15,812	15,520
CPV Shore Holdings LLC	(h)	Power	L+375		12/29/25	2,286	2,149	2,151
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	32,190	31,654	29,425
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	83,117	80,267	83,948
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	29,507	28,970	30,528
Limetree Bay Energy, LLC	(f)(o)(s)(w)	Midstream	0.0%		10/31/21	26,444	13,910	9,987
Lower Cadence Holdings LLC	(h)	Midstream	L+400		5/22/26	25,982	25,882	25,855
MECO IV Holdco, LLC	(s)(x)	Upstream	8.0%		9/14/25	21,848	21,848	21,848
MRP CalPeak Holdings, LLC	(s)	Power	L+525	1.5%	1/27/25	14,253	14,253	14,183
MRP West Power Holdings II, LLC	(s)	Power	L+525	1.5%	1/27/25	14,162	14,162	14,164
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+450	1.0%	12/13/24	29,497	28,799	29,631
Navitas Midstream Midland Basin LLC (Mirror Tranche)	(f)	Midstream	L+450	1.0%	12/13/24	39,200	37,998	39,378
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		12/31/23	41,381	41,358	40,139
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	11,333	11,223	11,220
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	18,667	18,667	18,480
Permian Production Holdings, LLC	(f)(s)(w)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	8,508	7,085	8,508
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% (10.0% Max PIK)		8/22/25	3,147	3,147	63
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(o)(s)	Power	10.0%		8/22/25	2,709	2,709	54
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	15.5% (9.5% Max PIK)		8/22/25	11,305	11,305	11,371
Traverse Midstream Partners LLC	(h)	Midstream	L+550		9/27/24	10,919	10,996	10,988
Warren Resources, Inc.	(s)(x)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	27,012	27,012	27,012
Total Senior Secured Loans—First Lien							672,831	663,728
Unfunded Loan Commitments							(38,478)	(38,478)
Net Senior Secured Loans—First Lien							634,353	625,250
Senior Secured Loans—Second Lien—5.5%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,765	20,631
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	17,143	17,087	17,084
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,505	13,439
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
Penn Virginia Holdings Corp.	(f)(k)(s)	Upstream	L+825	1.0%	9/29/24	15,284	15,000	15,035
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,890	18,050
Total Senior Secured Loans—Second Lien							85,752	85,732
Unfunded Loan Commitment							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							84,247	84,227
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—19.5%
Black Swan Energy Ltd.	(f)(k)(s)	Upstream	9.0%		1/20/24	$90,000	$90,000	$90,000
Great Western Petroleum, LLC	(f)(w)	Upstream	12.0%		9/1/25	55,096	53,791	56,023
Talen Energy Supply LLC		Power	7.3%		5/15/27	28,000	28,471	26,163
Talen Energy Supply LLC		Power	6.6%		1/15/28	21,000	20,356	19,263
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	106,688
Total Senior Secured Bonds							312,618	298,137
Unsecured Debt—14.3%
Aethon United BR LP		Upstream	8.3%		2/15/26	40,500	40,500	43,901
Colgate Energy Partners III LLC		Upstream	5.9%		7/1/29	3,000	3,000	3,116
Encino Acquisition Partners Holdings LLC	(f)	Upstream	8.5%		5/1/28	19,000	19,000	19,404
Endeavor Energy Resources, L.P.	(h)	Upstream	5.5%		1/30/26	11,000	11,432	11,463
Endeavor Energy Resources, L.P.		Upstream	5.8%		1/30/28	14,115	15,091	15,070
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,432	1,239	1,183
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	9,099	7,874	7,518
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,880	1,627	1,554
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,770	1,532	1,463
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,557	1,347	1,286
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	59,382	58,971	59,382
Indigo Natural Resources LLC	(h)	Upstream	5.4%		2/1/29	13,428	14,040	14,050
Moss Creek Resources, LLC	(f)(h)	Upstream	7.5%		1/15/26	11,693	9,875	10,889
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	28,375
Total Unsecured Debt							260,828	218,654
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—31.8%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$3,632
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	57,433	57,910
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	102,726	126,507
Segreto Power Holdings, LLC, Preferred Equity	(g)(s)	Power	13.1%		6/30/25	70,297	97,423	82,492
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,679	92,283
Total Preferred Equity							497,127	487,824
						Number of Shares	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.6%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				60,603	$54,514	$55,485
Total Sustainable Infrastructure Investments, LLC							54,514	55,485

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—28.2%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment	6,944,444	$6,944	$608
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power	35	2,652	2,312
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment	48,400	1,527	125
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(x)	Service & Equipment	22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream	126,632,117	351	789
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream	148,692,908	44,700	33,753
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(s)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment	4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment	25,000,000	1,289	—
Great Western Petroleum, LLC, Common Equity	(f)(o)(r)(s)(w)	Upstream	105,785	30,790	34,903
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream	135,062	17,153	2,770
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(w)	Midstream	50,494,585	19,070	19,070
Lonestar Resources US Inc., Common Equity	(f)(o)(w)	Upstream	864,000	2,376	8,856
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream	503,176	138,208	223,989
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials	1,426,110	490	—
MECO IV Holdco, LLC, Class A-1 Units	(f)(n)(o)(s)(x)	Upstream	1,225,000	2,161	2,161
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	2,187,500	3,083	512
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	3,125,000	2,623	547
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	781,250	576	135
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	546,880	630	120
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream	1,951,667	—	8,315
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream	9,599,928	58,985	44,500
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream	13,973	2,182	4,061
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment	3,750,000	6,029	4,031
UP Energy, LLC, Common Equity	(f)(o)(s)	Upstream	367,237	9,019	12,853
USA Compression Partners, LP, Warrants (Market)	(f)(k)(o)(s)	Midstream	793,359	555	2,781
USA Compression Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	1,586,719	714	4,587
Warren Resources, Inc., Common Equity	(f)(o)(s)(x)	Upstream	4,415,749	20,754	19,893
Total Equity/Other				391,511	431,671
TOTAL INVESTMENTS—143.7%				$2,235,198	2,201,248
LIABILITIES IN EXCESS OF OTHER ASSETS—(43.7%)					(669,389)
NET ASSETS—100.0%					$1,531,859

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2021, the three-month London Interbank Offered Rate, or LIBOR, was 0.15% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

(h)
Position or portion thereof unsettled as of June 30, 2021.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2021
(in thousands, except share amounts)

(i)
Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

(j)
Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.

(k)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2021, 67.3% of the Company’s total assets represented qualifying assets. Therefore, the Company may not make investments other than in qualifying assets until qualifying assets represent at least 70% of the Company’s total assets.

(l)
Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)
Security was on non-accrual status as of June 30, 2021.

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

(t)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2021.

(u)
Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2021.

(v)
Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2021
(in thousands, except share amounts)

(w)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2021:

Portfolio Company	Fair Value at December 31, 2020	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$—	$13,910	$—	$—	$—	$(3,923)	$9,987	$11	$—
Permian Production Holdings, LLC	11,446	132	(5,699)	164	990	1,475	8,508	648	132
Warren Resources, Inc.(2)	27,788	69	(27,857)	—	—	—	—	—	—
Senior Secured Bonds
Great Western Petroleum, LLC	—	53,727	—	64	—	2,232	56,023	2,433	—
Limetree Bay Ventures, LLC	25,538	—	(3,810)	—	(21,752)	24	—	—	—
Limetree Bay Ventures, LLC	36,308	—	(5,137)	19	(29,021)	(2,169)	—	19	—
Limetree Bay Ventures, LLC	89,968	43,291	(9,889)	—	(49,783)	(73,587)	—	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	—	(6,298)	—	(31,516)	37,814	—	—	—
Limetree Bay Ventures, LLC	—	—	(1,648)	—	(8,244)	9,892	—	—	—
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	—	(53,548)	53,548	—	—	—
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	—	(86,729)	86,729	—	—	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	—	30,790	—	—	—	4,113	34,903	—	—
Harvest Oil & Gas Corp., Common Equity	2,794	—	(405)	—	—	381	2,770	—	—
Limetree Bay Energy, LLC, Class A Units	—	19,070	—	—	—	—	19,070	—	—
Limetree Bay Ventures, LLC, Common Equity	—	—	—	—	(3,406)	3,406	—	—	—
Lonestar Resources US Inc., Common Equity	2,592	—	—	—	—	6,264	8,856	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	—	—	8,315	8,315	—	—
Ridgeback Resources Inc., Common Equity	38,385	—	—	—	—	6,115	44,500	—	—
Warren Resources, Inc., Common Equity(2)	4,460	—	(20,754)	—	—	16,294	—	—	—
	$239,279	$160,989	$(81,497)	$247	$(283,009)	$156,923	$192,932	$3,111	$132

(1)
Interest and PIK income presented for the six months ended June 30, 2021.

(2)
The Company held this investment as of June 30, 2021 but it was not deemed to be an “affiliated person” of the portfolio company as of June 30, 2021. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2021
(in thousands, except share amounts)

(x)
Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to such portfolio companies for the six months ended June 30, 2021:

Portfolio Company	Fair Value at December 31, 2020	Purchases, Paid-in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$53,007	$5,280	$(207)	$—	$—	$(1,949)	$56,131	$2,629	$5,280
Allied Downhole Technologies, LLC(2)	—	2,500	—	—	—	—	2,500	54	—
MECO IV Holdco, LLC	—	21,848	—	—	—	—	21,848	—	53
Warren Resources, Inc.(3)	—	27,012	—	—	—	—	27,012	1,386	139
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	61,816	—	(6,089)	—	—	(242)	55,485	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	1,904	—	—	—	—	(1,779)	125	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—
MECO IV Holdco, LLC, Class A-1 Units	—	2,161	—	—	—	—	2,161	—	—
Warren Resources, Inc., Common Equity(3)	—	20,754	—	—	—	(861)	19,893	—	—
	$116,727	$79,555	$(6,296)	$—	$—	$(4,831)	$185,155	$4,069	$5,472

(1)
Interest and PIK income presented for the six months ended June 30, 2021.

(2)
Security includes a partially unfunded commitment with amortized cost of $2,500 and fair value of $2,500.

(3)
The Company held this investment as of December 31, 2020 but it was deemed to be an “affiliated person” of the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

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

FS Energy and Power Fund
Consolidated Schedule of Investments (Continued)
As of December 31, 2020
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—23.8%
Black Swan Energy Ltd.	(k)(s)	Upstream	9.0%		1/20/24	$90,000	$90,000	$89,100
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	25,538	25,562	25,538
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	36,308	34,139	36,308
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	89,968	16,381	89,968
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	99,128
Total Senior Secured Bonds							286,082	340,042
Unsecured Debt—9.5%
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,330	1,178	1,172
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	8,450	7,484	7,447
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,746	1,547	1,539
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,644	1,456	1,449
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,446	1,280	1,274
Great Western Petroleum, LLC	(f)(s)	Upstream	8.5%		4/15/25	13,636	13,183	12,954
Great Western Petroleum, LLC	(f)	Upstream	9.0%		9/30/21	35,830	35,827	21,140
Hammerhead Resources Inc.	(f)(k)(o)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	55,607	55,144	55,607
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	37,778	37,814	—
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	9,882	9,892	—
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	6,693	5,075	5,103
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	26,875
Total Unsecured Debt							245,180	134,560
						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—33.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(s)	Service & Equipment				28,942,003	$1,447	$5,354
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	56,228	54,177
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
Great Western Petroleum, LLC, Preferred Equity	(f)(h)(r)(s)	Upstream	15.5%		12/31/27	36,364	47,372	18,182
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/30/24	95,821,000	86,729	—
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%		11/27/23	59,819,000	53,548	—
NGL Energy Partners, LP, Preferred Equity	(k)(s)	Midstream	14.2%		7/2/27	156,250	168,049	109,375
NuStar, Preferred Equity	(f)(h)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	102,744	118,048
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(s)	Power	13.1%		6/30/25	70,297	92,750	79,546
USA Compression Partners, LP, Preferred Equity	(h)(k)(s)	Midstream	9.8%		4/3/28	79,336	77,600	86,395
Total Preferred Equity							689,253	471,077
						Number of Shares	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—4.3%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				60,603	$60,603	$61,816
Total Sustainable Infrastructure Investments, LLC							60,603	61,816

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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2021, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2021. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation:   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services — Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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
Reclassifications:   Certain amounts in the unaudited consolidated financial statements for the six months ended June 30, 2020 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the six months ended June 30, 2021.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2021 and 2020, the Company recognized $0 and $86, respectively, in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the six months ended June 30, 2021 and 2020:
	Six Months Ended June 30,
	2021		2020
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	3,105,572	$10,618	3,170,138	$15,429
Share Repurchase Program	—	—	(4,877,069)	(26,823)
Net Proceeds from Share Transactions	3,105,572	$10,618	(1,706,931)	$(11,394)
During the period from July 1, 2021 to August 10, 2021, the Company issued 1,503,348 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,262 at an average price per share of $3.50.
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

Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of (i) the number of common shares the Company can repurchase with the proceeds it receives from the issuance of common shares under the Company’s distribution reinvestment plan and (ii) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program. As amended, the Company will limit the maximum number of common shares to be repurchased for any repurchase offer to the greater of (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any repurchase offer will not exceed the lesser of (i) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. Furthermore, the maximum number of common shares to be repurchased for any repurchase offer may further be limited by that certain Senior Secured Credit Agreement, dated August 16, 2018, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, as amended, or the JPMorgan Facility.
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
The Company did not repurchase any shares pursuant to its share repurchase program during the six months ended June 30, 2021. The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the six months ended June 30, 2020:
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
There were no de minimis account liquidations during the six months ended June 30, 2021. The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the six months ended June 30, 2020:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2020
December 31, 2019	January 17, 2020	522,996	0.12%	$5.50	$2,876
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020, or the May Letter, FS/EIG Advisor elected to defer the payment of 74.9% of the base management fee to which it was entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until it notified the Company

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest.FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the six months ended June 30, 2021 and 2020, $323 and $450, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (Continued)
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and six months ended June 30, 2021 and 2020:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2021	2020	2021	2020
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$9,957	$12,144	$20,605	$27,543
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,442	$1,251	$3,023	$2,309

(1)
During the six months ended June 30, 2021 and 2020, $20,804 and $19,110, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $321 and $0 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the three months ended June 30, 2021 and 2020, and $323 and $450 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, $9,957 in base management fees were payable to FS/EIG Advisor. See above for a discussion of FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.

(2)
During the six months ended June 30, 2021 and 2020, $2,002 and $1,637, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $2,197 and $1,793 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the six months ended June 30, 2021 and 2020, respectively.

Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of FS/EIG Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2020.
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the six months ended June 30, 2021 and 2020:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2020
March 31, 2020	$0.0833	$36,207
June 30, 2020	0.0300	13,098
Total	$0.1133	$49,305
Fiscal 2021
March 31, 2021	$0.0300	$13,249
June 30, 2021	0.0300	13,294
Total	$0.0600	$26,543
Although the Company’s board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company’s board of trustees has since declared three cash distributions in 2020 and two cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the Company’s ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees. Furthermore, the JPMorgan Facility restricts the ability of the Company to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 for a discussion of the JPMorgan Facility.
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
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common shares, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The Company’s distribution proceeds have

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
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
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the six months ended June 30, 2021 and 2020:
	Six Months Ended June 30,
	2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$26,543	100%	$49,305	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$26,543	100%	$49,305	100%

(1)
During the six months ended June 30, 2021 and 2020, 69.1% and 75.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 23.1% and 10.0%, respectively, was attributable to paid-in-kind, or PIK, interest and 7.8% and 15.0%, respectively, was attributable to non-cash accretion of discount.

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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $91,064 and $1,172,157, respectively.
As of June 30, 2021 and December 31, 2020, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $202,392 and $179,295, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $544,451 and $586,690, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,543,327 and $2,588,883 as of June 30, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(342,059) and $(407,395) as of June 30, 2021 and December 31, 2020, respectively.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)
As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of $176,901 and $197,748, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2021 and December 31, 2020, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $176,901 and $197,748, respectively. For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the six months ended June 30, 2020, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company’s fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of June 30, 2021, the Company did not have any fixed price swap positions.
In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of June 30, 2021, the Company did not have any oil basis swap positions for Argus LLS.
The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the six months ended June 30, 2020 were as follows:
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

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2021 and December 31, 2020:

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
	June 30, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$634,353	$625,250	28%	$649,708	$607,338	28%
Senior Secured Loans – Second Lien	84,247	84,227	4%	277,018	276,312	13%
Senior Secured Bonds	312,618	298,137	14%	286,082	340,042	16%
Unsecured Debt	260,828	218,654	9%	245,180	134,560	6%
Preferred Equity	497,127	487,824	22%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	54,514	55,485	3%	60,603	61,816	3%
Equity/Other	391,511	431,671	20%	367,561	290,331	12%
Total	$2,235,198	$2,201,248	100%	$2,575,405	$2,181,476	100%

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
As of June 30, 2021, the Company held investments in four portfolio companies that it is deemed to “control.” As of June 30, 2021, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the unaudited consolidated schedule of investments as of June 30, 2021 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2021, the Company had five senior secured loan investments with aggregate unfunded commitments of $39,983 and unfunded commitments of $7,625 in US Dollars and $858 in Canadian Dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2020, the Company had three senior secured loan investments with aggregate unfunded commitments of $19,403 and an unfunded commitment of $2,234 to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
During the six months ended June 30, 2021, the Company’s debt and equity investments in Limetree Bay Ventures, LLC and Limetree Energy, LLC, or collectively Limetree, resulted in realized and unrealized

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
losses of approximately $172,665. The losses are a result of a write-down of such investments due to the shut-down of Limetree’s refinery operations as a result of regulatory, operational and financial challenges. In July 2021, Limetree filed for bankruptcy. There is a substantial risk that no new cash flows will accrue to our investments in Limetree.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2021 and December 31, 2020:
	June 30, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,119,089	51%	$1,080,577	50%
Midstream	740,318	34%	763,275	34%
Power	200,428	9%	131,356	6%
Service & Equipment	72,924	3%	131,571	6%
Industrials	13,004	1%	12,881	1%
Sustainable Infrastructure Investments, LLC(1)	55,485	2%	61,816	3%
Total	$2,201,248	100%	$2,181,476	100%

(1)
Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in US dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of June 30, 2021, the Company and Imperial funded approximately $69,276 to SIIJV, of which $60,603 was from the Company. During the six months ended June 30, 2021, SIIJV paid a return of capital distribution to the Company and Imperial in the amount of $6,976, of which $6,089 was paid to the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of June 30, 2021, total outstanding borrowings under the Seine Funding Facility were $342,520.
Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of June 30, 2021 and December 31, 2020:
	June 30, 2021 (Unaudited)	December 31, 2020
Total investments(1)	$390,214	$442,916
Weighted average current interest rate on debt investments(2)	2.05%	2.24%
Number of portfolio assets in SIIJV	12	14
Largest investment in a single portfolio company(1)	$82,228	$84,914

(1)
At cost.

(2)
Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Sustainable Infrastructure Investments, LLC Portfolio
As of June 30, 2021 (Unaudited)
Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans – First Lien – 94.4%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$15,167	$15,167	$14,779
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+230	5/23/27		82,228	82,228	82,264
Astoria Energy II LLC		Power	L+150	8/31/24		57,204	57,204	57,947
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		33,379	33,379	33,632
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,894	9,894	9,951
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		19,868	19,868	20,033
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		30,545	30,545	30,613
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/29/24	C$	16,953	13,040	14,061
NES Hercules Class B Member, LLC		Renewables	L+125	12/15/27		$24,906	24,906	24,898
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	60,185
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		21,987	21,987	21,958
Total Senior Secured Loans – First Lien							368,218	370,321
Unsecured Debt – 5.6%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		21,996	21,996	22,023
Total Unsecured Debt							21,996	22,023
TOTAL INVESTMENTS – 100.0%							$390,214	$392,344

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

Percentages are shown as a percentage of total investments.
(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2021, three-month LIBOR was 0.15% and Canadian Dollar Offer Rate, or CDOR, was 0.44%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Security is classified as Level 3.

(e)
Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2021.

(f)
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

Below is selected balance sheet information for SIIJV as of June 30, 2021 and December 31, 2020:
	June 30, 2021 (Unaudited)	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$392,344	$441,132
Cash and other assets	22,137	71,809
Total assets	$414,481	$512,941
Debt	$342,520	$439,533
Other liabilities	1,553	1,527
Total liabilities	344,073	441,060
Member’s equity	$70,408	$71,881
Below is selected statement of operations information for SIIJV for the three and six months ended June 30, 2021 and 2020:

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selected Statement of Operations Information
Total investment income	$2,312	$4,969	$4,816	$11,954
Expenses
Interest expense	1,299	3,801	2,657	8,549
Custodian and accounting fees	25	44	70	85
Administrative services	45	47	90	61
Professional services	53	51	88	911
Other	10	10	20	20
Total expenses	1,432	3,953	2,925	9,626
Net investment income	880	1,016	1,891	2,328
Net realized and unrealized gain (loss)	2,485	8,146	3,612	(15,490)
Net increase (decrease) in net assets resulting from operations	$3,365	$9,162	$5,503	$(13,162)
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
As of June 30, 2021 and December 31, 2020, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2021 (Unaudited)	December 31, 2020
Level 1 – Price quotations in active markets	$11,626	$35,305
Level 2 – Significant other observable inputs	411,309	192,366
Level 3 – Significant unobservable inputs	1,778,313	1,953,805
Total	$2,201,248	$2,181,476

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
The following is a reconciliation for the six months ended June 30, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
	For the Six Months Ended June 30, 2021
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	3,047	159	19	64	1,335	—	455	5,079
Net realized gain (loss)	(9,505)	1,185	(100,556)	(39,319)	(156,872)	—	(3,993)	(309,060)
Net change in unrealized appreciation (depreciation)	19,864	3,234	(67,273)	48,831	208,874	(242)	120,349	333,637
Purchases	49,805	—	43,292	—	13	—	52,021	145,131
Paid-in-kind interest	8,788	—	—	4,449	4,604	—	—	17,841
Sales and repayments	(121,084)	(158,102)	(18,836)	(21,581)	(41,207)	(6,089)	(1,221)	(368,120)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$433,283	$84,227	$196,688	$100,761	$487,824	$55,485	$420,045	$1,778,313
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$13,720	$4,065	$8,460	$875	$5,625	$(1,970)	$118,760	$149,535
	For the Six Months Ended June 30, 2020
	Senior Secured Loans – First Lien	Senior Secured Loans – Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$569,778	$533,234	$437,761	$149,300	$721,842	$—	$167,270	$2,579,185
Accretion of discount (amortization of premium)	1,077	220	659	324	12,217	—	—	14,497
Net realized gain (loss)	(76,728)	(172,192)	—	(29,277)	1,142	—	(13,754)	(290,809)
Net change in unrealized appreciation (depreciation)	(18,536)	(110,592)	(103,344)	3,491	(154,974)	(303)	(60,164)	(444,422)
Purchases	114,682	—	54,832	112,848	21,884	60,603	1,527	366,376
Paid-in-kind interest	2,207	—	—	583	9,694	—	—	12,484
Sales and repayments	(132,700)	(600)	—	(69,300)	(63,174)	—	(1,138)	(266,912)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$459,780	$250,070	$389,908	$167,969	$548,631	$60,300	$93,741	$1,970,399
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(57,879)	$(242,988)	$(103,344)	$1,876	$(161,413)	$(303)	$(60,164)	$(624,215)

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2021 and December 31, 2020 were as follows:
Type of Investment	Fair Value at June 30, 2021 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans – First Lien	$391,309	Market Comparables	Market Yield (%)	6.5% – 17.8%	9.3%
			EBITDA Multiples (x)	3.0x – 9.0x	4.9x
	31,987	Discounted Cash Flow	Discount Rate (%)	12.0% – 17.0%	14.5%
	9,987	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans – Second Lien	84,227	Market Comparables	Market Yield (%)	7.3% – 11.8%	9.4%
Senior Secured Bonds	196,688	Market Comparables	Market Yield (%)	7.8% – 16.2%	12.4%
Unsecured Debt	72,386	Market Comparables	Market Yield (%)	9.6% – 10.6%	10.1%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	28,375	Other(2)	Other(2)	N/A	N/A
Preferred Equity	405,332	Market Comparables	Market Yield (%)	7.3% – 24.3%	15.4%
			EBITDA Multiples (x)	8.5x – 9.5x	9.0x
	82,492	Discounted Cash Flow	Discount Rate (%)	13.3% – 14.0%	13.7%
Sustainable Infrastructure Investments, LLC	55,485	Discounted Cash Flow	Discount Rate (%)	11.0% – 11.5%	11.3%
Equity/Other	376,339	Market Comparables	EBITDA Multiples (x)	3.0x – 11.0x	7.7x
			Production Multiples (Mboe/d)	$27,500.0 – $32,500.0	$30,000.0
			Proved Reserves Multiples (Mmboe)	9.5x – 11.0x	10.3x
			Production Multiples (MMcfe/d)	$3,050.0 – $3,550.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.7x – 0.8x	0.7x
			PV-10 Multiples (x)	1.1x – 4.7x	2.8x
	3,101	Discounted Cash Flow	Discount Rate (%)	8.0% – 31.0%	24.2%
	8,682	Option Valuation Model	Volatility (%)	55.0% – 65.0%	60.0%
	31,923	Other(2)	Other(2)	N/A	N/A
Total	$1,778,313

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

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of June 30, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
contained in its annual report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2021 are discussed below.
	As of June 30, 2021 (Unaudited)
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

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of June 30, 2021 and December 31, 2020, the fair value of the Senior Secured Notes was approximately $506,027 and $473,166, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three and six months ended June 30, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2021			2020
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility(3)	$—	$—	$—	$4,540	$69	$4,609
JPMorgan Facility	2,006	560	2,566	3,475	582	4,057
Senior Secured Notes	9,169	1,009	10,178	9,296	1,300	10,596
Total	$11,175	$1,569	$12,744	$17,311	$1,951	$19,262

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)
	Six Months Ended June 30,
	2021			2020
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility(3)	$—	$—	$—	$10,024	$136	$10,160
JPMorgan Facility	5,243	2,649	7,892	8,140	1,029	9,169
Senior Secured Notes	18,338	2,004	20,342	18,671	2,318	20,989
Total	$23,581	$4,653	$28,234	$36,835	$3,483	$40,318

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

(3)
On July 8, 2020, Gladwyne Funding LLC, or Gladwyne Funding, the Company’s wholly-owned subsidiary, repaid and terminated the committed credit facility which Gladwyne Funding originally entered into on April 19, 2017, with Goldman Sachs Bank U.S.A., as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator, or the Goldman Facility.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2021 were $809,589 and 6.94%, respectively. As of June 30, 2021, the Company’s effective interest rate on borrowings was 6.26%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2020 were $1,213,337 and 6.00%, respectively. As of June 30, 2020, the Company’s effective interest rate on borrowings was 6.01%.
Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have at times resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in the six months ended June 30, 2021, volatility in the energy markets may persist or worsen.The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. The Company cannot at this time fully predict the continued impact of the above events on its business or the business of its portfolio companies, their duration or magnitude or the extent to which they will negatively impact the Company’s portfolio companies’ operating results or the Company’s own results of operations or financial condition. The Company expects that certain of its portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of a depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of the Company’s investments. The potential impact to the Company’s results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond the Company’s control.
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
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the events described above, the Company sold certain investments to satisfy certain margin obligations, and if such market conditions recur or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2021.
On March 29, 2021, the Company made a $185,000 prepayment of outstanding borrowings under the JPMorgan Facility. Per the terms of the JPMorgan Facility, the first $45,000 of such prepayment was applied to permanently reduce the outstanding commitments under the JPMorgan Facility. The remaining $140,000 of such prepayment reduced outstanding borrowings, but such amount remains available to be re-drawn at any time, at the option of the Company, in accordance with the terms of the JPMorgan Facility.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2021 and the year ended December 31, 2020:
	Six Months Ended June 30, 2021 (Unaudited)	Year Ended December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$3.25	$5.43
Results of operations(2)
Net investment income	0.05	0.19
Net realized gain (loss) and unrealized appreciation (depreciation)	0.22	(2.20)
Net increase (decrease) in net assets resulting from operations	0.27	(2.01)
Shareholder distributions(3)
Distributions from net investment income	(0.06)	(0.14)
Distributions representing tax return of capital	—	(0.03)
Net decrease in net assets resulting from shareholder distributions	(0.06)	(0.17)
Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.46	$3.25
Shares outstanding, end of period	443,125,695	440,020,123
Total return(6)	8.28%	(37.68)%
Total return (without assuming reinvestment of distributions)(6)	8.31%	(37.02)%
Ratio/Supplemental Data:
Net assets, end of period	$1,531,859	$1,428,577
Ratio of net investment income to average net assets(7)	2.76%	4.82%
Ratio of total operating expenses to average net assets(7)	7.12%	8.20%
Portfolio turnover(8)	18.39%	26.54%
Total amount of senior securities outstanding, exclusive of treasury securities	$720,667	$905,667
Asset coverage per unit(9)	3.13	2.58

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2021 are annualized. Annualized ratios for the six months ended June 30, 2021 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the six months ended June 30, 2021 and year ended December 31, 2020:

	Six Months Ended June 30, 2021 (Unaudited)	Year Ended December 31, 2020
Ratio of interest expense to average net assets	3.61%	4.39%

(8)
Portfolio turnover for the six months ended June 30, 2021 is not annualized.

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

As of June 30, 2021, 67.3% of our total assets constituted qualifying assets. Therefore, until qualifying assets represent at least 70% of our total assets, we may not make investments other than in qualifying assets. Pending investments in other types of “qualifying assets,” we may hold cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
COVID-19 and Energy Market Developments
Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have at times resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in the six months ended June 30, 2021, volatility in the energy markets may persist or worsen. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of the above events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of a depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of our investments. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, we previously determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Moreover, our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and we expect that future regular cash distributions to shareholders will be suspended until such time that we believe that market conditions and our financial condition support the resumption of such distributions. Although the Company’s board of trustees has not resumed regular cash distributions, the Company’s board of trustees has since declared three cash distributions in 2020 and two cash distributions in 2021, each in the amount of $0.03 per share. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. Accordingly, there can be no assurance that we will be able to pay distributions in the future.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2021 and for the Year Ended December 31, 2020
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2021.
Net Investment Activity	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Purchases	$234,299	$410,288
Sales and Repayments	(227,085)	(511,814)
Net Portfolio Activity	$7,214	$(101,526)

New Investment Activity by Asset Class	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans – First Lien	$50,622	22%	$104,640	26%
Senior Secured Loans – Second Lien	—	—	—	—
Senior Secured Bonds	95,191	40%	145,859	35%
Unsecured Debt	67,255	29%	107,755	26%
Preferred Equity	—	—	13	0%
Sustainable Infrastructure Investments, LLC	—	—	—	—
Equity/Other	21,231	9%	52,021	13%
Total	$234,299	100%	$410,288	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2021 and December 31, 2020:
	June 30, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans – First Lien	$634,353	$625,250	28%	$649,708	$607,338	28%
Senior Secured Loans – Second Lien	84,247	84,227	4%	277,018	276,312	13%
Senior Secured Bonds	312,618	298,137	14%	286,082	340,042	16%
Unsecured Debt	260,828	218,654	9%	245,180	134,560	6%
Preferred Equity	497,127	487,824	22%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	54,514	55,485	3%	60,603	61,816	3%
Equity/Other	391,511	431,671	20%	367,561	290,331	12%
Total	$2,235,198	$2,201,248	100%	$2,575,405	$2,181,476	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2021 and December 31, 2020:
	June 30, 2021	December 31, 2020
Number of Portfolio Companies	60	54
% Variable Rate (based on fair value)	28.6%	37.7%
% Fixed Rate (based on fair value)	27.1%	24.6%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	18.8%	24.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	25.5%	13.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.4%	93.6%
% of Investments on Non-Accrual (based on fair value)	7.0%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.3%	7.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) – Excluding Non-Income Producing Assets	8.8%	9.7%
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and two cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on the distributions declared during 2020 of $0.1733 per share, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.30 per share as of December 31, 2020, the annualized distribution rate to shareholders as of December 31, 2020 was 5.25%. For the six months ended June 30, 2021 and year ended December 31, 2020, our total return was 8.28% and (37.68)%, respectively, and our total return without assuming reinvestment of distributions was 8.31% and (37.02)%, respectively.
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

Direct Originations
The following table presents certain selected information regarding our direct originations as of June 30, 2021 and December 31, 2020:
Characteristics of All Direct Originations held in Portfolio	June 30, 2021	December 31, 2020
Number of Portfolio Companies	45	46
% of Investments on Non-Accrual (based on fair value)	8.6%	9.1%
Total Cost of Direct Originations	$1,808,693	$2,317,824
Total Fair Value of Direct Originations	$1,778,313	$1,953,804
% of Total Investments, at Fair Value	80.8%	89.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	6.2%	7.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations – Excluding Non-Income Producing Assets	10.8%	10.0%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2021 and December 31, 2020:
Portfolio Composition by Strategy	June 30, 2021		December 31, 2020
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,778,313	81%	$1,953,804	90%
Broadly Syndicated/Other	422,935	19%	227,672	10%
Total	$2,201,248	100%	$2,181,476	100%
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
Portfolio Asset Quality
In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan — full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment — some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2021 and December 31, 2020:
Investment Rating	June 30, 2021		December 31, 2020
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,349,578	62%	966,968	44%
3	572,675	26%	888,656	41%
4	161,654	7%	162,251	7%
5	117,341	5%	163,601	8%
Total	$2,201,248	100%	$2,181,476	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenues
Our investment income for the three and six months ended June 30, 2021 and 2020 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$27,342	70%	$40,505	88%	$56,507	73%	$111,746	90%
Paid-in-kind interest income	9,361	24%	5,285	11%	17,841	23%	12,484	10%
Fee income	679	2%	235	1%	1,195	2%	510	0%
Dividend income	1,574	4%	—	—	1,574	2%	66	0%
Total investment income(1)	$38,956	100%	$46,025	100%	$77,117	100%	$124,806	100%

(1)
Such revenues represent $27,139 and $33,062 of cash income earned as well as $11,817 and $12,963 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2021 and 2020, respectively, and represent $53,293 and $93,558 of cash income earned as well as $23,824 and $31,248 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to certain investments being placed on non-accrual and an increase in the portfolio’s allocation to non-income producing assets as a result of restructurings.

Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
Expenses
Our operating expenses for the three and six months ended June 30, 2021 and 2020 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$10,278	$12,144	$20,928	$27,993
Administrative services expenses	1,442	1,251	3,023	2,309
Share transfer agent fees	728	565	1,446	1,215
Accounting and administrative fees	161	188	347	439
Interest expense	12,744	19,262	28,234	40,318
Trustees’ fees	191	208	398	407
Expenses associated with our independent audit and related fees	112	120	223	224
Legal fees	—	781	3	920
Printing fees	123	64	310	358
Other	425	684	796	1,677
Total operating expenses	26,204	35,267	55,708	75,860
Less: Management fee offset	(321)	—	(323)	(450)
Net operating expenses	$25,883	$35,267	$55,385	$75,410
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2021 and 2020:
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ratio of operating expenses to average net assets	1.63%	2.18%	3.56%	3.87%
Ratio of management fee offset to average net assets	(0.02)%	—	(0.02)%	(0.02)%
Ratio of net operating expenses to average net assets	1.61%	2.18%	3.54%	3.85%
Ratio of interest expense to average net assets	(0.79)%	(1.19)%	(1.80)%	(2.06)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.82%	0.99%	1.74%	1.79%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $321 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $323 and $450 for the six months ended June 30, 2021 and 2020, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and six months ended June 30, 2021 and 2020.
Net Investment Income
Our net investment income totaled $13,073 ($0.03 per share) and $10,758 ($0.02 per share) for the three months ended June 30, 2021 and 2020, respectively, and $21,732 ($0.05 per share) and $49,396 ($0.11 per share) for the six months ended June 30, 2021 and 2020, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three and six months ended June 30, 2021 and 2020, were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized gain (loss) on investments(1)	$(262,066)	$(414,873)	$(262,506)	$(472,376)
Net realized gain (loss) on foreign currency	(6)	—	(6)	—
Net realized gain (loss) on swap contracts	—	—	—	20,250
Net realized gain (loss) on debt extinguishment	—	2,591	—	2,591
Total net realized gain (loss)	$(262,072)	$(412,282)	$(262,512)	$(449,535)

(1)
We sold investments and received principal repayments of $97,177 and $129,908, respectively, during the three months ended June 30, 2021 and $383,964 and $10,675, respectively, during the three months ended June 30, 2020. We sold investments and received principal repayments of $208,545 and $303,269, respectively, during the six months ended June 30, 2021 and $677,868 and $68,945, respectively, during the six months ended June 30, 2020.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and six months ended June 30, 2021 and 2020 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$228,416	$297,280	$359,979	$(461,408)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	(6,551)
Net change in unrealized appreciation (depreciation) on foreign currency	4	11	8	(15)
Total net change in unrealized appreciation (depreciation)	$228,420	$297,291	$359,987	$(467,974)
During the three and six months ended June 30, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and the conversion of unrealized depreciation to realized losses. During the three months ended June 30, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses. During the six months ended June 30, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our investments due to, among other things, the adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact, the failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production and the conversion of unrealized depreciation to realized losses.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $(20,579) ($(0.05) per share) and $(104,233) ($(0.24) per share), respectively. For the six months ended June 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $119,207 ($0.27 per share) and $(868,113) ($(1.99) per share), respectively. During the three and six months ended June 30, 2021, the net increase (decrease) in net assets resulting from operations was primarily the result of a restructuring and subsequent write-down of the fair value of our debt and equity investments in Limetree Bay Ventures, LLC and Limetree Energy, LLC, or collectively, Limetree, of approximately $172,665, which was partially offset by unrealized appreciation on numerous investments. The write-down arose from the shut-down of Limetree’s refinery operations as a result of regulatory, operational and financial challenges. In July 2021, Limetree filed for bankruptcy. There is a substantial risk that no new cash flows will accrue to our investments in Limetree.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2021, we had $115,431 in cash, which we held in custodial accounts and $140,000 in borrowings available under the JPMorgan Facility. As of June 30, 2021, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2021, we had five senior secured loan investments with aggregate unfunded commitments of $39,983 and unfunded commitments of $7,625 in US Dollars and $858 in Canadian Dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2021:
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$231,667	$140,000	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023
Total			$720,667	$140,000

(1)
The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)
LIBOR is subject to a 0.00% floor.

(3)
As of June 30, 2021, the fair value of the Senior Secured Notes was approximately $506,027.

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

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and two cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future.There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. Furthermore, the JPMorgan Facility restricts our ability to make certain discretionary cash dividends and distributions and other restricted payments.
The following table reflects the cash distributions per share that we have declared on our common shares during the six months ended June 30, 2021 and 2020:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2020
March 31, 2020	$0.0833	$36,207
June 30, 2020	0.0300	13,098
Total	$0.1133	$49,305
Fiscal 2021
March 31, 2021	$0.0300	$13,249
June 30, 2021	0.0300	13,294
Total	$0.0600	$26,543
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement, the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2021 and 2020 and for FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2021 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPMorgan Facility(2)	February 16, 2023	$231,667	—	$231,667	—	—
Senior Secured Notes(3)	August 15, 2023	$489,000	—	$489,000	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2021, $140,000 remained unused under the financing arrangements.

(3)
At June 30, 2021, no amounts remained unused under the financing arrangements.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, 28.6% of our portfolio investments (based on fair value) paid variable interest rates, 27.1% paid fixed interest rates, 18.8% were income producing preferred equity and equity/other investments and the remainder (25.5%) consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2021 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 15 basis points	$(236)	$(214)	$(22)	0.0%
No change	—	—	—	—
Up 100 basis points	$2,701	$2,137	$564	0.6%
Up 300 basis points	$13,744	$6,410	$7,334	7.3%
Up 500 basis points	$25,389	$10,684	$14,705	14.6%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2021 and 2020, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Not applicable.

Item 6.
Exhibits.

3.1	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)
3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)
4.1	Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)
10.3	Escrow Agreement, dated as of March 29, 2011, by and between FS Energy and Power Fund and UMB Bank, N.A. (Incorporated by reference to Exhibit (k) filed with Amendment No. 3 to FS Energy and Power Fund’s registration statement on Form N-2 (File No. 333-169679) filed on May 6, 2011.)
10.4	Expense Support and Conditional Reimbursement Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.24 to FS Energy and Power Fund’s Form 10-Q filed on May 14, 2018.)
10.5	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.6	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.7	Amendment No. 1 and Waiver, dated as of April 9, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2020.)
10.8	Amendment No. 2, dated as of July 6, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 21, 2020.)

10.9	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.10	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2021.
FS Energy and Power Fund
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ Edward T. Gallivan, Jr. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)