Form 10-Q
period 2021-09-30
FS Energy & Power Fund
filed 2021-11-15
CIK 1501729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 446,089,270 common shares of beneficial interest outstanding as of November 15, 2021.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,899,827 and $2,053,838, respectively)	$1,936,736	$1,825,470
Non-controlled/affiliated investments (amortized cost—$202,741 and $406,430, respectively)	181,013	239,279
Controlled/affiliated investments (amortized cost—$188,094 and $115,137, respectively)	187,957	116,727

Total investments, at fair value (amortized cost—$2,290,662 and $2,575,405, respectively)	2,305,706	2,181,476
Cash	71,573	142,536
Receivable for investments sold and repaid	13,176	7,691
Interest receivable	17,902	26,705
Prepaid expenses and other assets	200	234

Total assets	$2,408,557	$2,358,642

Liabilities
Payable for investments purchased	$80,184	$—
Credit facilities payable (net of deferred financing costs of $2,602 and $5,816, respectively)(1)	229,065	410,851
Secured note payable (net of deferred financing costs of $3,870 and $5,284, respectively)(1)	481,417	478,521
Shareholder distributions payable	13,339	13,188
Management fees payable	9,051	10,156
Administrative services expense payable	1,843	949
Interest payable	4,769	14,236
Trustees’ fees payable	189	192
Other accrued expenses and liabilities	1,546	1,972

Total liabilities	821,403	930,065

Commitments and contingencies(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 444,629,043 and 440,020,123 shares issued and outstanding, respectively	445	440
Capital in excess of par value	3,168,360	3,152,485
Accumulated earnings (deficit)	(1,581,651)	(1,724,348)

Total shareholders’ equity	1,587,154	1,428,577

Total liabilities and shareholders’ equity	$2,408,557	$2,358,642

Net asset value per common share at period end	$3.57	$3.25

(1)	See Note 9 for a discussion of the Company’s financing arrangements.
(2)	See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
From non-controlled/unaffiliated investments:
Interest income	$20,066	$28,644	$69,393	$125,230
Paid-in-kind interest income	7,926	4,131	20,163	13,383
Fee income	117	352	1,312	862
Dividend income	—	—	—	66
From non-controlled/affiliated investments:
Interest income	1,961	5,510	5,072	20,670
Paid-in-kind interest income	43	5,921	175	9,153
Dividend income	—	—	1,574	—
From controlled/affiliated investments:
Interest income	2,173	1,561	6,242	1,561
Paid-in-kind interest income	645	—	6,117	—
Dividend income	4,960	—	4,960	—

Total investment income	37,891	46,119	115,008	170,925

Operating expenses
Management fees	10,077	10,626	31,005	38,619
Administrative services expenses	1,457	2,628	4,480	4,937
Share transfer agent fees	736	738	2,182	1,953
Accounting and administrative fees	169	172	516	611
Interest expense(1)	12,783	19,834	41,017	60,152
Trustees’ fees	189	190	587	597
Other general and administrative expenses	732	1,236	2,064	4,415

Total operating expenses	26,143	35,424	81,851	111,284
Less: Management fee offset(2)	(1,026)	(2)	(1,349)	(452)

Net expenses	25,117	35,422	80,502	110,832

Net investment income	12,774	10,697	34,506	60,093

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	1,509	(176,011)	22,012	(503,067)
Non-controlled/affiliated	116	(309,777)	(282,893)	(427,633)
Controlled/affiliated	—	—	—	(27,464)
Net realized gain (loss) on foreign currency	—	—	(6)	—
Net realized gain (loss) on swap contracts	—	—	—	20,250
Net realized gain (loss) on debt extinguishment	—	—	—	2,591
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	57,390	145,014	265,277	(203,544)
Non-controlled/affiliated	(11,500)	323,167	145,423	183,156
Controlled/affiliated	3,104	447	(1,727)	27,608
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	(6,551)
Net change in unrealized gain (loss) on foreign currency	(21)	6	(13)	(9)

Total net realized and unrealized gain (loss)	50,598	(17,154)	148,073	(934,663)

Net increase (decrease) in net assets resulting from operations	$63,372	$(6,457)	$182,579	$(874,570)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.14	$(0.01)	$0.41	$(2.00)

Weighted average shares outstanding	444,498,317	438,305,464	443,021,423	436,850,956

(1)	See Note 9 for a discussion of the Company’s financing arrangements.
(2)	See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operations
Net investment income	$12,774	$10,697	$34,506	$60,093
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	1,625	(485,788)	(260,887)	(935,323)
Net change in unrealized appreciation (depreciation) on investments	48,994	468,628	408,973	7,220
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	(6,551)
Net change in unrealized gain (loss) on foreign currency	(21)	6	(13)	(9)

Net increase (decrease) in net assets resulting from operations	63,372	(6,457)	182,579	(874,570)

Shareholder distributions(1)
Distributions to shareholders	(13,339)	(13,163)	(39,882)	(62,468)

Net decrease in net assets resulting from shareholder distributions	(13,339)	(13,163)	(39,882)	(62,468)

Capital share transactions(2)
Reinvestment of shareholder distributions	5,262	5,442	15,880	20,871
Repurchases of common shares	—	—	—	(26,823)

Net increase (decrease) in net assets resulting from capital share transactions	5,262	5,442	15,880	(5,952)

Total increase (decrease) in net assets	55,295	(14,178)	158,577	(942,990)
Net assets at beginning of period	1,531,859	1,450,793	1,428,577	2,379,605

Net assets at end of period	$1,587,154	$1,436,615	$1,587,154	$1,436,615

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)	See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$182,579	$(874,570)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(668,351)	(299,218)
Paid-in-kind interest	(26,455)	(22,536)
Proceeds from sales and repayments of investments	725,937	677,114
Net realized (gain) loss on investments	260,881	958,164
Net change in unrealized (appreciation) depreciation on investments	(408,973)	(7,220)
Net change in unrealized (appreciation) depreciation on swap contracts	—	6,551
Accretion of discount	(7,269)	(24,391)
Amortization of deferred financing costs and discount	6,238	5,793
(Increase) decrease in receivable for investments sold and repaid	(5,485)	115
(Increase) decrease in interest receivable	8,803	14,443
(Increase) decrease in swap income receivable	—	395
(Increase) decrease in prepaid expenses and other assets	34	79
Increase (decrease) in payable for investments purchased	80,184	(28,518)
Increase (decrease) in management fees payable	(1,105)	16,009
Increase (decrease) in administrative services expense payable	894	830
Increase (decrease) in interest payable(1)	(9,467)	(11,522)
Increase (decrease) in trustees’ fees payable	(3)	(2)
Increase (decrease) in other accrued expenses and liabilities	(426)	(3,356)

Net cash provided by (used in) operating activities	138,016	408,160

Cash flows from financing activities
Repurchases of common shares	—	(26,823)
Shareholder distributions paid	(23,851)	(38,673)
Borrowings under credit facilities(1)	—	160,000
Repayments of credit facilities(1)	(185,000)	(480,000)
Repayments under senior secured notes(1)	—	(11,000)
Deferred financing costs paid	(128)	(2,513)

Net cash provided by (used in) financing activities	(208,979)	(399,009)

Total increase (decrease) in cash	(70,963)	9,151
Cash at beginning of period	142,536	150,419

Cash at end of period	$71,573	$159,570

Supplemental disclosure
Reinvestment of shareholder distributions	$15,880	$20,871

Non-cash purchases of investments	$(81,215)	$(297,623)

Non-cash sales of investments	$81,215	$297,623

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2021 and 2020, the Company paid $44,246 and $65,881, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of September 30, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—45.6%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	$21,876	$19,224	$18,542
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	14,601	14,601	12,375
Allied Downhole Technologies, LLC	(f)(s)(x)	Service & Equipment	8.0% PIK (8.0% Max PIK)		3/31/22	5,137	5,137	5,138
Allied Wireline Services, LLC	(f)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	58,080	58,080	51,293
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	5/6/22	898	897	897
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	413	413	403
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	49,865	49,671	50,208
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,791	38,120	39,269
Cimarron Energy Inc.	(s)	Service & Equipment	L+900	1.0%	12/31/22	7,500	7,500	3,713
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(o)(s)(v)	Upstream	0.0%		12/31/23	100,000	26,702	31,325
CPV Maryland, LLC		Power	L+400	1.0%	5/10/28	15,820	15,640	15,425
CPV Shore Holdings LLC	(h)	Power	L+375		12/29/25	6,274	5,964	6,081
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	31,234	30,745	29,087
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	82,873	80,287	83,701
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	29,326	28,812	29,912
GasLog Ltd.	(e)(k)(o)(s)	Midstream	L+775		3/21/29	15,113	15,113	15,000
Generation Bridge LLC	(h)	Power	L+500	0.8%	8/6/28	7,837	7,680	7,876
Generation Bridge LLC	(h)	Power	L+500	0.8%	8/6/28	163	160	164
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	7,500	7,387	7,509
Limetree Bay Energy, LLC	(f)(o)(s)(w)	Midstream	0.0%		10/31/21	26,444	13,910	3,167
Lower Cadence Holdings LLC		Midstream	L+400		5/22/26	50,803	50,746	50,831
MECO IV Holdco, LLC	(s)(x)	Upstream	8.0%		9/14/25	22,294	22,294	22,294
MRP CalPeak Holdings, LLC	(s)	Power	L+500	1.5%	1/27/25	14,085	14,085	14,237
MRP West Power Holdings II, LLC	(s)	Power	L+500	1.5%	1/27/25	13,924	13,924	14,044
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+400	1.0%	12/13/24	68,519	66,741	68,562
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		12/31/23	41,856	41,823	40,820
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	11,333	11,228	11,404
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	18,667	18,667	18,495
Oryx Midstream Services Permian Basin LLC	(f)(h)	Midstream	L+325	0.5%	10/5/28	50,000	49,750	50,039
Permian Production Holdings, LLC	(f)(s)(w)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	7,849	6,598	7,849
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.7%, 8.8% PIK (9.5% Max PIK)		8/22/25	12,182	12,182	12,328
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,304	3,304	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(o)(s)	Power	10.0%		8/22/25	2,709	2,709	54

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Traverse Midstream Partners LLC		Midstream	L+550		9/27/24	$28,744	$28,853	$28,811
Warren Resources, Inc.	(s)(x)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,627	23,627	23,627

Total Senior Secured Loans—First Lien							792,574	774,480
Unfunded Loan Commitments							(51,090)	(51,090)

Net Senior Secured Loans—First Lien							741,484	723,390

Senior Secured Loans— Second Lien—6.3%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,778	20,585
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	17,143	17,089	17,197
Olympus Energy, LLC	(f)(s)	Upstream	L+750	1.0%	7/23/26	15,000	15,000	15,000
Olympus Energy, LLC	(e)(s)	Upstream	L+750	1.0%	7/23/26	15,000	15,000	15,000
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,508	13,405
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,489
Penn Virginia Holdings Corp.	(f)(k)(s)	Upstream	P+725		9/30/24	15,086	14,784	15,105
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,897	18,809

Total Senior Secured Loans—Second Lien							115,561	116,590
Unfunded Loan Commitments							(16,505)	(16,505)

Net Senior Secured Loans—Second Lien							99,056	100,085

Senior Secured Bonds—4.9%
Great Western Petroleum, LLC	(f)(w)	Upstream	12.0%		9/1/25	55,096	53,860	56,062
SM Energy Co.	(k)	Upstream	10.0%		1/15/25	10,000	11,194	11,170
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,005	10,000

Total Senior Secured Bonds							75,059	77,232

Unsecured Debt—25.5%
Aethon United BR LP		Upstream	8.3%		2/15/26	40,500	40,500	43,791
Archrock Partners, LP	(f)(h)(k)	Midstream	6.3%		4/1/28	19,035	19,883	19,713
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	3.3%		1/31/32	3,750	3,750	3,767
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	13,500	14,561	14,369
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	8,000	8,112	8,070
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	23,365	24,811	24,641
Encino Acquisition Partners Holdings LLC	(f)	Upstream	8.5%		5/1/28	6,080	6,080	6,225
Endeavor Energy Resources, LP	(h)	Upstream	5.8%		1/30/28	33,299	35,260	35,089
Endeavor Energy Resources, LP		Upstream	5.5%		1/30/26	11,000	11,411	11,473
EnLink Midstream, LLC	(f)(k)	Midstream	5.6%		1/15/28	5,881	6,350	6,269
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,486	1,272	1,193
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,838	1,572	1,475

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	$1,952	$1,670	$1,567
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	9,446	8,083	7,582
Global Jet Capital Holdings, LP	(f)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,616	1,383	1,297
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	63,889	63,378	63,889
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	9,947	10,855
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	8,625	8,676	8,539
Penn Virginia Escrow LLC	(k)	Upstream	9.3%		8/15/26	29,772	29,596	30,226
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	5,000	5,661	5,632
Range Resources Corp.	(k)	Upstream	9.3%		2/1/26	3,000	3,269	3,274
SM Energy Co.	(h)(k)	Upstream	5.6%		6/1/25	8,000	8,044	8,059
Southwestern Energy Co.		Upstream	5.4%		2/1/29	18,928	19,755	20,273
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	6,750	7,035	7,012
Suburban Propane Partners LP	(f)(k)	Midstream	5.9%		3/1/27	2,501	2,623	2,616
Tallgrass Energy Partners, LP	(f)(h)	Midstream	7.5%		10/1/25	13,629	14,761	14,770
Tallgrass Energy Partners, LP	(f)(h)	Midstream	6.0%		3/1/27	1,500	1,571	1,573
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	37,400
Vistra Operations Company LLC	(f)(h)(k)	Midstream	5.6%		2/15/27	3,547	3,689	3,676

Total Unsecured Debt							438,003	404,315

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—30.6%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$3,980
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	58,066	59,826
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	102,642	124,050
Segreto Power Holdings, LLC, Preferred Equity	(g)(s)	Power	13.1%		6/30/25	70,297	99,761	82,903
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,721	90,379

Total Preferred Equity							500,056	486,138

						Number of Shares	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.4%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				60,603	$54,514	$54,430

Total Sustainable Infrastructure Investments, LLC							54,514	54,430

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—29.0%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment	6,944,444	$6,944	$653
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power	35	2,652	2,090
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment	48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(x)	Service & Equipment	22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream	126,632,117	351	923
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream	148,692,909	44,700	36,579
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(s)	Upstream	14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment	4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment	25,000,000	1,289	—
Great Western Petroleum, LLC, Common Equity	(f)(o)(r)(s)(w)	Upstream	105,785	30,790	36,236
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream	135,062	17,153	2,838
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(w)	Midstream	50,494,585	19,069	6,046
Lonestar Resources US Inc., Common Equity	(f)(o)(w)	Upstream	864,000	2,376	11,552
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream	503,176	138,208	260,142
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials	1,426,110	490	—
MECO IV Holdco, LLC, Class A-1 Units	(f)(n)(o)(s)(x)	Upstream	1,225,000	2,161	4,460
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	2,187,500	3,083	572
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	3,125,000	2,623	662
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	781,250	576	156
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	546,880	630	138
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream	1,951,667	—	8,392
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream	9,599,928	58,985	48,871
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream	13,973	2,182	3,985
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment	3,750,000	6,028	2,963
USA Compression Partners, LP, Warrants (Market)	(f)(k)(o)(s)	Midstream	793,359	555	2,408
USA Compression Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	1,586,719	714	3,735
Warren Resources, Inc., Common Equity	(f)(o)(s)(x)	Upstream	4,415,749	20,754	26,715

Total Equity/Other				382,490	460,116

TOTAL INVESTMENTS—145.3%				$2,290,662	2,305,706

LIABILITIES IN EXCESS OF OTHER ASSETS—(45.3%)					(718,552)

NET ASSETS—100.0%					$1,587,154

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2021, the three-month London Interbank Offered Rate, or LIBOR, or “L”, was 0.13% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars, unless otherwise noted.
(d)	Fair value determined by the Company’s board of trustees (see Note 8).
(e)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(f)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Notes with JPMorgan Chase Bank, N.A. (see Note 9).
(g)	Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.
(h)	Position or portion thereof unsettled as of September 30, 2021.
(i)	Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)	Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.
(k)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2021, 71.2% of the Company’s total assets represented qualifying assets.

(l)	Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)	Security was on non-accrual status as of September 30, 2021.
(n)	Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)	Security is non-income producing.
(p)	Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)	Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(r)	Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Gladwyne Funding LLC.
(s)	Security is classified as Level 3 in the Company’s fair value hierarchy (See Note 8).
(t)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2021.
(u)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2021.
(v)	Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.
(w)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2021:

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Purchases, Paid- in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income(1)	PIK Income(1)	Dividend Income(1)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$—	$13,910	$—	$—	$—	$(10,743)	$3,167	$—	$—	$—
Permian Production Holdings, LLC	11,446	175	(6,401)	220	1,106	1,303	7,849	898	175	—
Warren Resources, Inc.(2)	27,788	69	(27,857)	—	—	—	—	—	—	—
Senior Secured Bonds
Great Western Petroleum, LLC	—	53,727	—	133	—	2,202	56,062	4,155	—	—
Limetree Bay Ventures, LLC	25,538	—	(3,810)	—	(21,752)	24	—	—	—	—
Limetree Bay Ventures, LLC	36,308	—	(5,137)	19	(29,021)	(2,169)	—	19	—	—
Limetree Bay Ventures, LLC	89,968	43,291	(9,889)	—	(49,783)	(73,587)	—	—	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	—	(6,298)	—	(31,516)	37,814	—	—	—	—
Limetree Bay Ventures, LLC	—	—	(1,648)	—	(8,244)	9,892	—	—	—	—
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	—	(53,548)	53,548	—	—	—	—
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	—	(86,729)	86,729	—	—	—	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	—	30,790	—	—	—	5,446	36,236	—	—	—
Harvest Oil & Gas Corp., Common Equity	2,794	—	(405)	—	—	449	2,838	—	—	—
Limetree Bay Energy, LLC, Class A Units	—	19,069	—	—	—	(13,023)	6,046	—	—	—
Limetree Bay Ventures, LLC, Common Equity	—	—	—	—	(3,406)	3,406	—	—	—	—
Lonestar Resources US Inc., Common Equity	2,592	—	—	—	—	8,960	11,552	—	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	—	—	8,392	8,392	—	—	1,574
Ridgeback Resources Inc., Common Equity	38,385	—	—	—	—	10,486	48,871	—	—	—
Warren Resources, Inc., Common Equity(2)	4,460	—	(20,754)	—	—	16,294	—	—	—	—

	$239,279	$161,031	$(82,199)	$372	$(282,893)	$145,423	$181,013	$5,072	$175	$1,574

(1)	Interest, PIK and dividend income presented for the nine months ended September 30, 2021.
(2)

The Company held this investment as of September 30, 2021 but it was not deemed to be an “affiliated person” of the portfolio company as of September 30, 2021. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (Continued)

As of September 30, 2021

(in thousands, except share amounts)

(x)

Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to such portfolio companies for the nine months ended September 30, 2021:

Portfolio Company	Fair Value at December 31, 2020	Purchases, Paid- in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income(1)	PIK Income(1)	Dividend Income(1)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$53,007	$5,280	$(207)	$—	$—	$(6,787)	$51,293	$4,104	$5,280	$—
Allied Downhole Technologies, LLC	—	7,637	(2,500)	—	—	1	5,138	139	137	—
MECO IV Holdco, LLC	—	22,294	—	—	—	—	22,294	2	500	—
Warren Resources, Inc.(2)	—	27,073	(3,446)	—	—	—	23,627	1,997	200	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	61,816	—	(6,089)	—	—	(1,297)	54,430	—	—	4,960
Equity/Other
Allied Wireline Services, LLC, Common Equity	1,904	—	—	—	—	(1,904)	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—	—
MECO IV Holdco, LLC, Class A-1 Units	—	2,161	—	—	—	2,299	4,460	—	—	—
Warren Resources, Inc., Common Equity(2)	—	20,754	—	—	—	5,961	26,715	—	—	—

	$116,727	$85,199	$(12,242)	$—	$—	$(1,727)	$187,957	$6,242	$6,117	$4,960

(1)	Interest, PIK and dividend income presented for the nine months ended September 30, 2021.
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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—19.3%
Aethon III BR LLC	(s)	Upstream	L+750	1.5%	1/10/25	$20,000	$19,740	$20,000
Aethon United BR LP	(f)(h)(s)	Upstream	L+675	1.0%	9/8/23	148,150	146,950	147,365
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	21,429	21,353	20,792
Encino Acquisition Partners Holdings LLC	(f)	Upstream	L+675	1.0%	10/29/25	41,828	36,014	38,561
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,497	13,334
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,482
Penn Virginia Holdings Corp.	(f)(h)(k)(s)	Upstream	L+700	1.0%	9/29/22	20,950	20,587	19,563
SilverBow Resources, Inc.	(f)(h)(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,877	16,720

Total Senior Secured Loans—Second Lien							278,523	277,817
Unfunded Loan Commitments							(1,505)	(1,505)

Net Senior Secured Loans—Second Lien							277,018	276,312

Senior Secured Bonds—23.8%
Black Swan Energy Ltd.	(k)(s)	Upstream	9.0%		1/20/24	90,000	90,000	89,100
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	25,538	25,562	25,538
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	36,308	34,139	36,308
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	89,968	16,381	89,968
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	99,128

Total Senior Secured Bonds							286,082	340,042

Unsecured Debt—9.5%
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,330	1,178	1,172
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	8,450	7,484	7,447
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,746	1,547	1,539
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,644	1,456	1,449
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,446	1,280	1,274
Great Western Petroleum, LLC	(f)(s)	Upstream	8.5%		4/15/25	13,636	13,183	12,954
Great Western Petroleum, LLC	(f)	Upstream	9.0%		9/30/21	35,830	35,827	21,140
Hammerhead Resources Inc.	(f)(k)(o)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	55,607	55,144	55,607
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	37,778	37,814	—
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	9,882	9,892	—
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	6,693	5,075	5,103
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	26,875

Total Unsecured Debt							245,180	134,560

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—33.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(s)	Service & Equipment			28,942,003	$1,447	$5,354
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%	6/28/26	52,856	56,228	54,177
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials			27,856	2,786	—
Great Western Petroleum, LLC, Preferred Equity	(f)(h)(r)(s)	Upstream	15.5%	12/31/27	36,364	47,372	18,182
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%	11/30/24	95,821,000	86,729	—
Limetree Bay Ventures, LLC, Preferred Equity	(f)(m)(o)(s)(w)	Midstream	13.5%	11/27/23	59,819,000	53,548	—
NGL Energy Partners, LP, Preferred Equity	(k)(s)	Midstream	14.2%	7/2/27	156,250	168,049	109,375
NuStar, Preferred Equity	(f)(h)(k)(s)	Midstream	12.8%	6/29/28	3,910,165	102,744	118,048
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(s)	Power	13.1%	6/30/25	70,297	92,750	79,546
USA Compression Partners, LP, Preferred Equity	(h)(k)(s)	Midstream	9.8%	4/3/28	79,336	77,600	86,395

Total Preferred Equity						689,253	471,077

					Number of Shares	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—4.3%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power			60,603	$60,603	$61,816

Total Sustainable Infrastructure Investments, LLC						60,603	61,816

					Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—20.3%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment			6,944,444	$6,944	$896
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power			35	2,652	2,504
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment			48,400	1,527	1,904
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(x)	Service & Equipment			22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream			126,632,117	351	418
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream			148,692,908	44,700	33,084
Chisholm Oil and Gas, LLC, Series A Units	(g)(o)(s)	Upstream			14,700,000	14,700	—
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment			4,302,293	3,950	30

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Amortized Cost	Fair Value(d)
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment	25,000,000	$1,289	$175
Denbury Inc., Common Equity	(f)(k)(o)	Upstream	1,265,510	22,906	32,511
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream	135,062	17,558	2,794
Limetree Bay Ventures, LLC, Common Equity	(f)(o)(s)(w)	Midstream	128,645	3,406	—
Lonestar Resources US Inc., Common Equity	(f)(o)(w)	Upstream	864,000	2,376	2,592
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(f)(o)(s)	Upstream	N/A	1,354	773
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream	503,176	138,208	152,860
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials	1,426,110	$490	$—
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	2,187,500	3,083	88
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	3,125,000	2,623	81
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream	781,250	576	21
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream	546,880	630	22
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream	1,951,667	—	—
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream	9,599,928	58,985	38,385
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream	13,973	2,182	2,377
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment	3,750,000	6,029	2,531
UP Energy, LLC, Common Equity	(f)(o)(s)	Upstream	367,237	9,019	8,160
USA Compression Partners, LP, Warrants (Market)	(f)(h)(k)(o)(s)	Midstream	793,359	555	1,412
USA Compression Partners, LP, Warrants (Premium)	(f)(h)(k)(o)(s)	Midstream	1,586,719	714	2,253
Warren Resources, Inc., Common Equity	(f)(o)(s)(w)	Upstream	4,415,749	20,754	4,460

Total Equity/Other				367,561	290,331

TOTAL INVESTMENTS—152.7%				$2,575,405	2,181,476

LIABILITIES IN EXCESS OF OTHER ASSETS—(52.7%)					(752,899)

NET ASSETS—100.0%					$1,428,577

(a)	Security may be an obligation of one or more entities affiliated with the named company.
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

FS Energy and Power Fund

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Purchases, Paid -in-Kind Interest and Transfers In	Sales, Repayments and Transfers Out	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(1)	PIK Income(1)
Senior Secured Loans—First Lien
BL Sand Hills Unit, L.P.	$288	$—	$(223)	$—	$(16,451)	$16,386	$—	$—	$—
MB Precision Holdings LLC	4,585	157	(3,949)	48	(748)	(93)	—	305	157
Permian Production Holdings, LLC	—	11,450	—	48	—	(52)	11,446	262	23
Warren Resources, Inc.	27,507	281	—	—	—	—	27,788	2,915	280
Senior Secured Loans—Second Lien
Titan Energy Operating, LLC	—	—	(600)	—	(100,302)	100,902	—	—	—
Senior Secured Bonds
FourPoint Energy, LLC	223,369	—	(135,635)	636	(96,598)	8,228	—	5,647	—
Limetree Bay Ventures, LLC	—	25,562	—	—	—	(24)	25,538	—	2,700
Limetree Bay Ventures, LLC	—	33,813	—	326	—	2,169	36,308	326	1,790
Limetree Bay Ventures, LLC	—	16,381	—	—	—	73,587	89,968	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	37,814	—	—	—	(37,814)	—	—	3,068
Limetree Bay Ventures, LLC	—	9,892	—	—	—	(9,892)	—	—	1,045
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	86,105	—	624	—	(86,729)	—	689	1,950
Limetree Bay Ventures, LLC, Preferred Equity	—	53,548	—	—	—	(53,548)	—	—	986
MB Precision Investment Holdings LLC, Class A Preferred Units	1,205	—	—	—	(1,880)	675	—	—	—
Equity/Other
BL Sand Hills Unit, L.P., Net Profits Interest	—	—	(60)	—	(5,120)	5,180	—	—	—
BL Sand Hills Unit, L.P., Overriding Royalty Interest	—	—	(8)	—	(732)	740	—	—	—
BL Sand Hills Unit, L.P., Series A Units	—	—	—	—	(24,019)	24,019	—	—	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	6,906	—	(376)	—	(65,624)	59,094	—	—	—
FourPoint Energy, LLC, Common Equity, Class D Units	1,307	—	(70)	—	(8,106)	6,869	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-II Units	15,793	—	(859)	—	(36,875)	21,941	—	—	—
FourPoint Energy, LLC, Common Equity, Class E-III Units	23,306	—	(1,268)	—	(54,420)	32,382	—	—	—
Harvest Oil & Gas Corp., Common Equity	8,644	—	(2,701)	—	—	(3,149)	2,794	—	—
Limetree Bay Ventures, LLC, Common Equity	—	3,406	—	—	—	(3,406)	—	—	—
Lonestar Resources US Inc., Common Equity	—	2,376	—	—	—	216	2,592	—	—
MB Precision Investment Holdings LLC, Class A-2 Units	—	—	(490)	—	—	490	—	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	—	—	—	—	—	—
Ridgeback Resources Inc., Common Equity	$50,721	$—	$—	$—	$—	$(12,336)	$38,385	$—	$—
Titan Energy, LLC, Common Equity	16	—	—	—	(17,554)	17,538	—	—	—
Warren Resources, Inc., Common Equity	10,951	—	—	—	—	(6,491)	4,460	—	—

	$374,598	$280,785	$(146,239)	$1,682	$(428,429)	$156,882	$239,279	$10,144	$11,999

(1)	Interest and PIK income presented for the year ended December 31, 2020.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2021, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2021. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. The Company is considered an investment company under GAAP and

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (Continued)

follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the nine months ended September 30, 2020 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the nine months ended September 30, 2021.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2021 and 2020, the Company recognized $0 and $83, respectively, in structuring or other upfront fee revenue. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts.

Note 3. Share Transactions

Below is a summary of transactions with respect to the Company’s common shares during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	4,608,920	$15,880	4,793,767	$20,871
Share Repurchase Program	—	—	(4,877,069)	(26,823)

Net Proceeds from Share Transactions	4,608,920	$15,880	(83,302)	$(5,952)

During the period from October 1, 2021 to November 15, 2021, the Company issued 1,460,227 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,257 at an average price per share of $3.60.

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

Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of (i) the number of common shares the Company can repurchase with the proceeds it receives from the issuance of common shares under the Company’s distribution reinvestment plan and (ii) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program. As amended, the Company will limit the maximum number of common shares to be repurchased for any repurchase offer to the greater of (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any repurchase offer will not exceed the lesser of (i) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve- month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. Furthermore, the maximum number of common shares to be repurchased for any repurchase offer may further be limited by that certain Senior Secured Credit Agreement, dated August 16, 2018, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, as amended, or the JPMorgan Facility.

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

The Company did not repurchase any shares pursuant to its share repurchase program during the nine months ended September 30, 2021. The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the nine months ended September 30, 2020:

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

There were no de minimis account liquidations during the nine months ended September 30, 2021. The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the nine months ended September 30, 2020:

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020, or the May Letter, FS/EIG Advisor elected to defer the payment of 74.9% of the base management fee to which it was entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until it notified the Company that it no longer intends to defer payments. Pursuant to the May Letter, FS/EIG Advisor agreed that it would take the deferred payment for any quarter upon the earlier of (1) the date provided by FS/EIG Advisor in a written notice to the Company and (2) the end of the third full calendar quarter following the quarter in which the provision of services to which such deferred payment relates. Pursuant to the May Letter, the deferred payment for any quarter would be deferred without interest and could be taken in such other quarter, in whole or in part, as FS/EIG Advisor determined. FS/EIG Advisor has received the deferred payments for the quarters ended March 31, 2020 and June 30, 2020 and elected not to defer the base management fee for the quarters ended September 30, 2020 and December 31, 2020. In addition, on February 26, 2021, FS/EIG Advisor notified the Company that it no longer intends to defer the payment of any portion of the management fee pursuant to the May Letter. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement.

FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the nine months ended September 30, 2021 and 2020, $1,349 and $452, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.

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

The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and nine months ended September 30, 2021 and 2020:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2021	2020	2021	2020
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$9,051	$10,624	$29,656	$38,167
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,457	$2,628	$4,480	$4,937

(1)

During the nine months ended September 30, 2021 and 2020, $30,761 and $22,158, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $1,026 and $2 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the three months ended September 30, 2021 and 2020, and $1,349 and $452 in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, $9,051 in base management fees were payable to FS/EIG Advisor. See above for a discussion of FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.

(2)

During the nine months ended September 30, 2021 and 2020, $3,113 and $2,918, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,174 and $3,403 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the nine months ended September 30, 2021 and 2020, respectively.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared on its common shares during the nine months ended September 30, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2020
March 31, 2020	$0.0833	$36,207
June 30, 2020	0.0300	13,098
September 30, 2020	0.0300	13,163

Total	$0.1433	$62,468

Fiscal 2021
March 31, 2021	$0.0300	$13,249
June 30, 2021	0.0300	13,294
September 30, 2021	0.0300	13,339

Total	$0.0900	$39,882

Although the Company’s board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company’s board of trustees has since declared three cash distributions in 2020 and three cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the Company’s ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (Continued)

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common shares during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$39,882	100%	$62,468	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$39,882	100%	$62,468	100%

(1)

During the nine months ended September 30, 2021 and 2020, 70.7% and 72.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 23.0% and 13.2%, respectively, was attributable to paid-in-kind, or PIK, interest and 6.3% and 14.3%, respectively, was attributable to non-cash accretion of discount.

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

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of September 30, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $89,716 and $1,191,137, respectively.

As of September 30, 2021 and December 31, 2020, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $235,849 and $179,295, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $509,937 and $586,690, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,579,793 and $2,588,883 as of September 30, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(274,088) and $(407,395) as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of $157,157 and $197,748, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2021 and December 31, 2020, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $157,157 and $197,748, respectively. For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Financial Instruments

The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the nine months ended September 30, 2020, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.

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

the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of September 30, 2021, the Company did not have any fixed price swap positions.

In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of September 30, 2021, the Company did not have any oil basis swap positions for Argus LLS.

The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the nine months ended September 30, 2020 were as follows:

Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$19,313	$(5,982)
Swap Contracts—Natural Gas	937	(569)

Total	$20,250	$(6,551)

(1)	Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)	Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

Note 7. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$741,484	$723,390	32%	$649,708	$607,338	28%
Senior Secured Loans—Second Lien	99,056	100,085	4%	277,018	276,312	13%
Senior Secured Bonds	75,059	77,232	3%	286,082	340,042	16%
Unsecured Debt	438,003	404,315	18%	245,180	134,560	6%
Preferred Equity	500,056	486,138	21%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	54,514	54,430	2%	60,603	61,816	3%
Equity/Other	382,490	460,116	20%	367,561	290,331	12%

Total	$2,290,662	$2,305,706	100%	$2,575,405	$2,181,476	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

As of September 30, 2021, the Company held investments in four portfolio companies that it is deemed to “control.” As of September 30, 2021, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the unaudited consolidated schedule of investments as of September 30, 2021 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2021, the Company had six senior secured loan investments with aggregate unfunded commitments of $67,595 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2020, the Company had three senior secured loan investments with aggregate unfunded commitments of $19,403 and an unfunded commitment of $2,234 to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

During the nine months ended September 30, 2021, the Company’s debt and equity investments in Limetree Bay Ventures, LLC and Limetree Energy, LLC, or collectively Limetree, resulted in realized and unrealized losses of approximately $192,110. The losses are a result of a write-down of such investments due to the shut-down of Limetree’s refinery operations as a result of regulatory, operational and financial challenges. In July 2021, Limetree filed for bankruptcy. There is a substantial risk that no new cash flows will accrue to our investments in Limetree.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,093,030	47%	$1,080,577	50%
Midstream	899,641	39%	763,275	34%
Power	177,751	8%	131,356	6%
Service & Equipment	67,740	3%	131,571	6%
Industrials	13,114	1%	12,881	1%
Sustainable Infrastructure Investments, LLC(1)	54,430	2%	61,816	3%

Total	$2,305,706	100%	$2,181,476	100%

(1)	Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

Sustainable Infrastructure Investments, LLC

Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of September 30, 2021, the Company and Imperial funded approximately $69,276 to SIIJV, of which $60,603 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.

On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of September 30, 2021, total outstanding borrowings under the Seine Funding Facility were $329,018.

Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)	December 31, 2020
Total investments(1)	$380,089	$442,916
Weighted average current interest rate on debt investments(2)	2.12%	2.24%
Number of portfolio assets in SIIJV	12	14
Largest investment in a single portfolio company(1)	$82,228	$84,914

(1)	At cost.
(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

Sustainable Infrastructure Investments, LLC Portfolio

As of September 30, 2021

(Unaudited)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.4%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$14,945	$14,945	$14,242
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		82,228	82,228	82,797
Astoria Energy II LLC		Power	L+150	8/31/24		56,426	56,426	57,079
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		33,136	33,136	33,362
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,894	9,894	10,016
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		19,868	19,868	20,107
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		30,175	30,175	30,386
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/29/24	C$	16,945	13,036	13,751
NES Hercules Class B Member, LLC		Renewables	L+150	12/15/27		$24,777	24,777	25,490
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	60,144
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		21,987	21,987	22,165

Total Senior Secured Loans—First Lien							366,472	369,539

Unsecured Debt—3.6%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		13,617	13,617	13,637

Total Unsecured Debt							13,617	13,637

TOTAL INVESTMENTS—100.0%							$380,089	$383,176

Percentages are shown as a percentage of total investments.

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2021, three-month LIBOR was 0.13% and Canadian Dollar Offer Rate, or CDOR, or “C”, was 0.45%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Security is classified as Level 3.
(e)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2021.
(f)	Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

Sustainable Infrastructure Investments, LLC Portfolio

As of December 31, 2020

Portfolio Company(a)(g)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.0%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$15,442	$15,442	$14,971
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+230	5/23/27		84,914	84,914	83,790
Astoria Energy II LLC		Power	L+150	8/31/24		58,789	58,789	59,178
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		33,884	33,884	33,872
Cedar Creek II LLC		Renewables	L+188	11/18/23		10,580	10,580	10,633
Copper Mountain Solar 3, LLC	(f)	Renewables	L+175	5/29/25		20,539	20,539	20,698
CPV Maryland, LLC	(f)	Power	L+425	3/31/22		12,386	12,386	12,353
Flex Intermediate Holdco, LLC	(f)	Midstream	L+250	5/15/23		30,151	30,151	29,921
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		31,330	31,330	31,165
Meikle Wind Energy, LP	(e)(f)	Renewables	C+150	5/29/24	C$	17,397	13,382	13,870
NES Hercules Class B Member, LLC	(f)	Renewables	L+125	12/15/27		$24,906	24,906	24,412
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	59,779
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		24,617	24,617	24,556

Total Senior Secured Loans—First Lien							420,920	419,198

Unsecured Debt—5.0%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		21,996	21,996	21,934

Total Unsecured Debt							21,996	21,934

TOTAL INVESTMENTS—100.0%							$442,916	$441,132

Percentages are shown as a percentage of total investments.

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month LIBOR was 0.24% and Canadian Dollar Offer Rate, or CDOR, or “C”, was 0.48%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Security is classified as Level 3.
(e)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2020.
(f)	Position or portion thereof unsettled as of December 31, 2020.
(g)	Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (Continued)

Below is selected balance sheet information for SIIJV as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$383,176	$441,132
Cash and other assets	13,818	71,809

Total assets	$396,994	$512,941

Debt	$329,018	$439,533
Other liabilities	1,179	1,527

Total liabilities	330,197	441,060

Member’s equity	$66,797	$71,881

Below is selected statement of operations information for SIIJV for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selected Statement of Operations Information
Total investment income	$2,124	$3,539	$6,940	$15,493
Expenses
Interest expense	1,157	2,272	3,814	10,821
Custodian and accounting fees	34	39	122	124
Administrative services	43	39	133	100
Professional services	46	56	116	967
Other	3	11	23	31

Total expenses	1,283	2,417	4,208	12,043

Net investment income	841	1,122	2,732	3,450
Net realized and unrealized gain (loss)	1,217	11,160	4,829	(4,330)

Net increase (decrease) in net assets resulting from operations	$2,058	$12,282	$7,561	$(880)

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

As of September 30, 2021 and December 31, 2020, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2021 (Unaudited)	December 31, 2020
Level 1—Price quotations in active markets	$14,390	$35,305
Level 2—Significant other observable inputs	660,798	192,366
Level 3—Significant unobservable inputs	1,630,518	1,953,805

Total	$2,305,706	$2,181,476

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

The following is a reconciliation for the nine months ended September 30, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2021
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	2,219	1,338	23	76	1,962	—	455	6,073
Net realized gain (loss)	(8,197)	448	(100,555)	(39,319)	(156,872)	—	162	(304,333)
Net change in unrealized appreciation (depreciation)	9,552	4,282	(53,965)	57,706	204,258	(1,297)	155,052	375,588
Purchases	54,953	15,000	53,291	832	13	—	52,021	176,110
Paid-in-kind interest	11,174	—	—	8,373	6,907	—	—	26,454
Sales and repayments	(132,333)	(158,734)	(228,836)	(21,582)	(41,207)	(6,089)	(14,398)	(603,179)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$419,736	$100,085	$10,000	$114,403	$486,138	$54,430	$445,726	$1,630,518

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(433)	$4,697	$(5)	$9,771	$34,791	$(1,297)	$150,206	$197,730

	For the Nine Months Ended September 30, 2020
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$569,778	$533,234	$437,761	$149,300	$721,842	$—	$167,270	$2,579,185
Accretion of discount (amortization of premium)	1,191	339	961	380	16,652	—	—	19,523
Net realized gain (loss)	(93,897)	(288,366)	(96,598)	(29,277)	(3,249)	—	(208,453)	(719,840)
Net change in unrealized appreciation (depreciation)	12,914	(15,821)	293	(11,365)	(169,067)	303	131,109	(51,634)
Purchases	146,433	8,571	54,832	112,848	22,717	60,603	150,956	556,960
Paid-in-kind interest	2,834	—	2,315	5,037	12,350	—	—	22,536
Sales and repayments	(177,187)	(11,386)	(135,635)	(69,300)	(64,008)	—	(4,141)	(461,657)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$462,066	$226,571	$263,929	$157,623	$537,237	$60,906	$236,741	$1,945,073

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(44,442)	$(151,941)	$(7,935)	$(13,016)	$(165,752)	$303	$(979)	$(383,762)

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2021 and December 31, 2020 were as follows:

Type of Investment	Fair Value at September 30, 2021 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$385,357	Market Comparables	Market Yield (%)	6.3%-16.5%	9.0%
			EBITDA Multiples (x)	3.5x-6.2x	4.4x
	31,325	Discounted Cash Flow	Discount Rate (%)	10.5%-15.5%	13.0%
	3,054	Other(2)	Other(2)	N/A	N/A
Senior Secured Loans—Second Lien	100,085	Market Comparables	Market Yield (%)	7.0%-10.5%	8.8%
Senior Secured Bonds	10,000	Market Comparables	Market Yield (%)	7.0%-7.5%	7.3%
Unsecured Debt	77,003	Market Comparables	Market Yield (%)	9.1%-10.1%	9.6%
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	37,400	Other(2)	Other(2)	N/A	N/A
Preferred Equity	403,235	Market Comparables	Market Yield (%)	7.3%-24.0%	14.9%
			EBITDA Multiples (x)	9.0x-10.0x	9.5x
	82,903	Discounted Cash Flow	Discount Rate (%)	10.0%-11.0%	10.5%
Sustainable Infrastructure Investments, LLC	54,430	Discounted Cash Flow	Discount Rate (%)	11.5%-12.5%	12.0%
Equity/Other	428,996	Market Comparables	EBITDA Multiples (x)	2.4x-10.5x	5.1x
			Production Multiples (Mboe/d)	$32,500.0-$37,500.0	$35,000.0
			Proved Reserves Multiples (Mmboe)	10.8x-12.3x	11.5x
			Production Multiples (MMcfe/d)	$3,050.0-$3,550.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.8x	0.7x
			PV-10 Multiples (x)	1.2x-4.9x	3.0x
	3,013	Discounted Cash Flow	Discount Rate (%)	7.1%-31.0%	22.4%
	7,671	Option Valuation Model	Volatility (%)	52.5%-65.0%	58.0%
	6,046	Other(2)	Other(2)	N/A	N/A

Total	$1,630,518

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (Continued)

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$450,698	Market Comparables	Market Yield (%)	6.8%-26.3%	10.4%
			EBITDA Multiples (x)	2.3x-6.7x	4.1x
	31,670	Discounted Cash Flow	Discount Rate (%)	10.0%-12.5%	11.3%
Senior Secured Loans—Second Lien	237,751	Market Comparables	Market Yield (%)	8.0%-15.3%	9.7%
Senior Secured Bonds	340,042	Market Comparables	Market Yield (%)	8.7%-15.8%	12.6%
			EBITDA Multiples (x)	6.0x-8.0x	7.0x
Unsecured Debt	81,442	Market Comparables	Market Yield (%)	9.8%-11.5%	10.8%
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	26,875	Other(2)	Other(2)	N/A	N/A
Preferred Equity	5,354	Market Comparables	EBITDA Multiples (x)	6.0x-10.5x	10.0x
	465,723	Discounted Cash Flow	Discount Rate (%)	7.5%-50.3%	18.8%
Sustainable Infrastructure Investments, LLC	61,816	Discounted Cash Flow	Discount Rate (%)	10.8%-11.3%	11.0%
Equity/Other	92,002	Market Comparables	EBITDA Multiples (x)	2.3x-10.5x	4.6x
			Production Multiples (Mboe/d)	$26,500.0-$31,500.0	$29,000.0
			Proved Reserves Multiples (Mmboe)	7.6x-9.1x	8.4x
			Production Multiples (MMcfe/d)	$1,650.0-$3,400.0	$2,923.6
			Proved Reserves Multiples (Bcfe)	0.4x-0.7x	0.6x
			PV-10 Multiples (x)	0.5x-1.6x	1.0x
	3,695	Discounted Cash Flow	Discount Rate (%)	8.0%-32.0%	24.0%
	3,877	Option Valuation Model	Volatility (%)	55.0%-65.0%	60.0%
	152,860	Other(2)	Other(2)	N/A	N/A

Total	$1,953,805

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 9. Financing Arrangements

The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of September 30, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2021 are discussed below.

	As of September 30, 2021
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
(3)

As of September 30, 2021 and December 31, 2020, the fair value of the Senior Secured Notes was approximately $509,783 and $473,166, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three and nine months ended September 30, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2021			2020
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility(3)	$—	$—	$—	$3,510	$637	$4,147
JPMorgan Facility	2,030	565	2,595	4,845	665	5,510
Senior Secured Notes	9,168	1,020	10,188	9,169	1,008	10,177

Total	$11,198	$1,585	$12,783	$17,524	$2,310	$19,834

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

	Nine Months Ended September 30,
	2021			2020
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility(3)	$—	$—	$—	$13,534	$773	$14,307
JPMorgan Facility	7,273	3,214	10,487	12,985	1,694	14,679
Senior Secured Notes	27,506	3,024	30,530	27,840	3,326	31,166

Total	$34,779	$6,238	$41,017	$54,359	$5,793	$60,152

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2021 were $779,623 and 6.94%, respectively. As of September 30, 2021, the Company’s effective interest rate on borrowings was 6.26%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2020 were $1,115,141 and 7.09%, respectively. As of September 30, 2020, the Company’s effective interest rate on borrowings was 5.52%.

Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have at times resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in the nine months ended September 30, 2021, volatility in the energy markets may persist or worsen. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. The Company cannot at this time fully predict the continued impact of the above events on its business or the business of its portfolio companies, their duration or magnitude or the extent to which they will negatively impact the Company’s portfolio companies’ operating results or the Company’s own results of operations or financial condition. The Company expects that certain of its portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of a depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of the Company’s investments. The potential impact to the Company’s results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond the Company’s control.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (Continued)

These events have already had adverse effects on the Company’s investment income and the Company expects that such adverse effects may continue for some time. These adverse effects have required the Company to restructure certain of its investments, which could result in further reductions to the Company’s investment income or in impairments on the Company’s investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas at times. These market disruptions and illiquidity are likely to have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase the Company’s funding costs and limit its access to the capital markets. These events have limited the Company’s investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on the Company’s operating results. In addition, depressed mark-to-market valuations of many of the Company’s portfolio companies have materially reduced the value of collateral available to secure the Company’s financing arrangements, and consequently have adversely impacted the Company’s liquidity and may continue to do so in the future.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the events described above, the Company sold certain investments to satisfy certain margin obligations, and if such market conditions recur or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2021.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine Months Ended September 30, 2021 (Unaudited)	Year Ended December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$3.25	$5.43
Results of operations(2)
Net investment income	0.08	0.19
Net realized gain (loss) and unrealized appreciation (depreciation)	0.33	(2.20)

Net increase (decrease) in net assets resulting from operations	0.41	(2.01)

Shareholder distributions(3)
Distributions from net investment income	(0.09)	(0.14)
Distributions representing tax return of capital	—	(0.03)

Net decrease in net assets resulting from shareholder distributions	(0.09)	(0.17)

Capital share transactions
Issuance of common shares(4)	—	—
Repurchases of common shares(5)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$3.57	$3.25

Shares outstanding, end of period	444,629,043	440,020,123

Total return(6)	12.65%	(37.68)%

Total return (without assuming reinvestment of distributions)(6)	12.62%	(37.02)%

Ratio/Supplemental Data:
Net assets, end of period	$1,587,154	$1,428,577
Ratio of net investment income to average net assets(7)	2.94%	4.82%
Ratio of total operating expenses to average net assets(7)	7.03%	8.20%
Portfolio turnover(8)	33.61%	26.54%
Total amount of senior securities outstanding, exclusive of treasury securities	$720,667	$905,667
Asset coverage per unit(9)	3.20	2.58

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

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

(7)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2021 are annualized. Annualized ratios for the nine months ended September 30, 2021 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2021. The following is a schedule of supplemental ratios for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine Months Ended September 30, 2021 (Unaudited)	Year Ended December 31, 2020
Ratio of interest expense to average net assets	3.52%	4.39%

(8)	Portfolio turnover for the nine months ended September 30, 2021 is not annualized.
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

The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. Generally, we expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards senior secured debt investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our preferred equity investments are mostly directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in master limited partnerships and a portion of our portfolio may be comprised of derivatives, including the use of total return swaps, credit default swaps and other commodity swap contracts. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.

Revenues

The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, foreign currency, swap contracts and debt extinguishment, net change in unrealized appreciation or depreciation on investments, net change in unrealized gain or loss on foreign currency and net change in unrealized appreciation or depreciation on swap contracts. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net realized gain or loss on swap contracts is the portion of realized gain or loss attributable to the difference between the fixed price specified in the contract and the referenced settlement price. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. Net change in unrealized appreciation or depreciation on swap contracts is the net change in the value of receivables or accruals due to the impact of the difference between the fixed price specified in the contract and the referenced settlement price.

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

COVID-19 and Energy Market Developments

Recent events such as the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have at times resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in the nine months ended September 30, 2021, volatility in the energy markets may persist or worsen. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of the above events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of a depressed price of oil or other declines in the energy markets. These developments could result in a further decrease in the value of our investments. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

These events have already had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects have required and may again require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas at times. These market disruptions and illiquidity have had and are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results. In addition, depressed mark-to-market valuations of many of our portfolio companies have materially reduced the value of collateral available to secure our financing arrangements. Consequently, this has adversely impacted our liquidity, may cause us to fall out of compliance with certain portfolio requirements under the 1940 Act that are tied to the value of our investments and, in each case, may continue to do so in the future.

In particular, as a result of these events, we have needed to sell certain investments to satisfy certain margin obligations, and if such market conditions persist or worsen, we may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to us, to satisfy obligations under our financing arrangements.

In light of such difficult market conditions and in an effort to preserve our liquidity, we previously determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Moreover, our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, and we expect that future regular cash distributions to shareholders will be suspended until such time that we believe that market conditions and our financial condition support the resumption of such distributions. Although our board of trustees has not resumed regular cash distributions, our board of trustees has since declared three cash distributions in 2020 and three cash distributions in 2021, each in the amount of $0.03 per share. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. Accordingly, there can be no assurance that we will be able to pay distributions in the future.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2021 and for the Year Ended December 31, 2020

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2021:

Net Investment Activity	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Purchases	$339,278	$749,566
Sales and Repayments	(295,338)	(807,152)

Net Portfolio Activity	$43,940	$(57,586)

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$116,869	35%	$221,509	30%
Senior Secured Loans—Second Lien	15,000	4%	15,000	2%
Senior Secured Bonds	21,199	6%	167,058	22%
Unsecured Debt	186,210	55%	293,965	39%
Preferred Equity	—	—	13	0%
Equity/Other	—	—	52,021	7%

Total	$339,278	100%	$749,566	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)				December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$741,484	$723,390	32%	$649,708	$607,338	28%
Senior Secured Loans—Second Lien	99,056	100,085	4%	277,018	276,312	13%
Senior Secured Bonds	75,059	77,232	3%	286,082	340,042	16%
Unsecured Debt	438,003	404,315	18%	245,180	134,560	6%
Preferred Equity	500,056	486,138	21%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	54,514	54,430	2%	60,603	61,816	3%
Equity/Other	382,490	460,116	20%	367,561	290,331	12%

Total	$2,290,662	$2,305,706	100%	$2,575,405	$2,181,476	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Number of Portfolio Companies	73	54
% Variable Rate (based on fair value)	33.0%	37.7%
% Fixed Rate (based on fair value)	23.6%	24.6%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	17.9%	24.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	25.5%	13.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.5%	93.6%
% of Investments on Non-Accrual (based on fair value)	7.0%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.0%	7.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.2%	9.7%

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and three cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on the distributions declared during 2020 of $0.1733 per share, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.30 per share as of December 31, 2020, the annualized distribution rate to shareholders as of December 31, 2020 was 5.25%. For the nine months ended September 30, 2021 and year ended December 31, 2020, our total return was 12.65% and (37.68)%, respectively, and our total return without assuming reinvestment of distributions was 12.62% and (37.02)%, respectively.

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

Direct Originations

The following table presents certain selected information regarding our direct originations as of September 30, 2021 and December 31, 2020:

Characteristics of All Direct Originations held in Portfolio	September 30, 2021	December 31, 2020
Number of Portfolio Companies	45	46
% of Investments on Non-Accrual (based on fair value)	10.0%	9.1%
Total Cost of Direct Originations	$1,618,948	$2,317,824
Total Fair Value of Direct Originations	$1,630,518	$1,953,804
% of Total Investments, at Fair Value	70.7%	89.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	6.0%	7.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.5%	10.0%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,630,518	71%	$1,953,804	90%
Broadly Syndicated/Other	675,188	29%	227,672	10%

Total	$2,305,706	100%	$2,181,476	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,726,767	75%	966,968	44%
3	302,593	13%	888,656	41%
4	170,899	7%	162,251	7%
5	105,447	5%	163,601	8%

Total	$2,305,706	100%	$2,181,476	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

Our investment income for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$24,200	64%	$35,715	77%	$80,707	70%	$147,461	86%
Paid-in-kind interest income	8,614	23%	10,052	22%	26,455	23%	22,536	13%
Fee income	117	0%	352	1%	1,312	1%	862	1%
Dividend income	4,960	13%	—	—	6,534	6%	66	0%

Total investment income(1)	$37,891	100%	$46,119	100%	$115,008	100%	$170,925	100%

(1)

Such revenues represent $27,991 and $30,440 of cash income earned as well as $9,900 and $15,679 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2021 and 2020, respectively, and represent $81,284 and $123,998 of cash income earned as well as $33,724 and $46,927 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to a combination of factors including certain investments being placed on non-accrual and an increase in the portfolio’s allocation to non-income producing assets as a result of restructurings.

Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our operating expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$10,077	$10,626	$31,005	$38,619
Administrative services expenses	1,457	2,628	4,480	4,937
Share transfer agent fees	736	738	2,182	1,953
Accounting and administrative fees	169	172	516	611
Interest expense	12,783	19,834	41,017	60,152
Trustees’ fees	189	190	587	597
Expenses associated with our independent audit and related fees	113	114	336	338
Legal fees	15	661	18	1,581
Printing fees	89	164	399	522
Other	515	297	1,311	1,974

Total operating expenses	26,143	35,424	81,851	111,284
Less: Management fee offset	(1,026)	(2)	(1,349)	(452)

Net operating expenses	$25,117	$35,422	$80,502	$110,832

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ratio of operating expenses to average net assets	1.72%	2.42%	5.28%	6.21%
Ratio of management fee offset to average net assets	(0.07)%	—	(0.09)%	(0.03)%

Ratio of net operating expenses to average net assets	1.65%	2.42%	5.19%	6.18%
Ratio of interest expense to average net assets	(0.84)%	(1.35)%	(2.64)%	(3.36)%

Ratio of net operating expenses, excluding interest expense, to average net assets	0.81%	1.07%	2.55%	2.82%

Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.

Management Fee Offset

Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $1,026 and $2 for the three months ended September 30, 2021 and 2020, respectively, and $1,349 and $452 for the nine months ended September 30, 2021 and 2020, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and nine months ended September 30, 2021 and 2020.

Net Investment Income

Our net investment income totaled $12,774 ($0.03 per share) and $10,697 ($0.02 per share) for the three months ended September 30, 2021 and 2020, respectively, and $34,506 ($0.08 per share) and $60,093 ($0.14 per share) for the nine months ended September 30, 2021 and 2020, respectively.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized gain (loss) on investments(1)	$1,625	$(485,788)	$(260,881)	$(958,164)
Net realized gain (loss) on foreign currency	—	—	(6)	—
Net realized gain (loss) on swap contracts	—	—	—	20,250
Net realized gain (loss) on debt extinguishment	—	—	—	2,591

Total net realized gain (loss)	$1,625	$(485,788)	$(260,887)	$(935,323)

(1)

We sold investments and received principal repayments of $168,333 and $127,005, respectively, during the three months ended September 30, 2021 and $221,802 and $6,122, respectively, during the three months ended September 30, 2020. We sold investments and received principal repayments of $376,878 and $430,274, respectively, during the nine months ended September 30, 2021 and $899,670 and $75,067, respectively, during the nine months ended September 30, 2020.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency

Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$48,994	$468,628	$408,973	$7,220
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	—	(6,551)
Net change in unrealized appreciation (depreciation) on foreign currency	(21)	6	(13)	(9)

Total net change in unrealized appreciation (depreciation)	$48,973	$468,634	$408,960	$660

During the three months ended September 30, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of certain upstream equity/other investments. During the nine months ended September 30, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and the conversion of unrealized depreciation to realized losses. During the three months ended September 30, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses. During the nine months ended September 30, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our investments due to, among other things, the adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact, the failure of Saudi Arabia, Russia and other oil producing countries to reach an agreement around crude oil production and the conversion of unrealized depreciation to realized losses.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $63,372 ($0.14 per share) and $(6,457) ($(0.01) per share), respectively. For the nine months ended September 30, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $182,579 ($0.41 per share) and $(874,570) ($(2.00) per share), respectively. During the three months ended September 30, 2021, the net increase (decrease) in net assets resulting from operations was primarily the result of the performance of certain upstream equity/other investments. During the nine months ended September 30, 2021, the net increase (decrease) in net assets resulting from operations was primarily the result of unrealized appreciation on numerous investments which was partially offset by a restructuring and subsequent write-down of the fair value of our debt and equity investments in Limetree Bay Ventures, LLC and Limetree Energy, LLC, or collectively, Limetree, of approximately $192,110. The write-down arose from the shut-down of Limetree’s refinery operations as a result of regulatory, operational and financial challenges. In July 2021, Limetree filed for bankruptcy. There is a substantial risk that no new cash flows will accrue to our investments in Limetree.

This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2021, we had $71,573 in cash, which we held in custodial accounts and $140,000 in borrowings available under the JPMorgan Facility. As of September 30, 2021, we also had broadly syndicated investments that could be sold to create additional liquidity. As of September 30, 2021, we had six senior secured loan investments with aggregate unfunded commitments of $67,595 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2021:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$231,667	$140,000	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023

Total			$720,667	$140,000

(1)	The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)	LIBOR is subject to a 0.00% floor.
(3)	As of September 30, 2021, the fair value of the Senior Secured Notes was approximately $509,783.

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

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and three cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will be suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. Furthermore, the JPMorgan Facility restricts our ability to make certain discretionary cash dividends and distributions and other restricted payments.

The following table reflects the cash distributions per share that we have declared on our common shares during the nine months ended September 30, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2020
March 31, 2020	$0.0833	$36,207
June 30, 2020	0.0300	13,098
September 30, 2020	0.0300	13,163

Total	$0.1433	$62,468

Fiscal 2021
March 31, 2021	$0.0300	$13,249
June 30, 2021	0.0300	13,294
September 30, 2021	0.0300	13,339

Total	$0.0900	$39,882

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

Contractual Obligations

We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement, the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2021 and 2020 and for FS/EIG Advisor’s previous election to defer payment of a portion of the base management fee to which it was entitled.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2021 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPMorgan Facility(2)	February 16, 2023	$231,667	—	$231,667	—	—
Senior Secured Notes(3)	August 15, 2023	$489,000	—	$489,000	—	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.
(2)	At September 30, 2021, $140,000 remained unused under the financing arrangements.
(3)	At September 30, 2021, no amounts remained unused under the financing arrangements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, 33.0% of our portfolio investments (based on fair value) paid variable interest rates, 23.6% paid fixed interest rates, 17.9% were income producing preferred equity and equity/other investments and the remaining 25.5% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2021 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 13 basis points	$(230)	$(218)	$(12)	(0.0)%
No change	—	—	—	—
Up 100 basis points	$3,011	$2,176	$835	0.9%
Up 300 basis points	$15,435	$6,528	$8,907	9.7%
Up 500 basis points	$28,461	$10,880	$17,581	19.1%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2021 and 2020, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4. Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 2021.

FS Energy and Power Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)