Form 10-K
period 2021-12-31
FS Energy & Power Fund
filed 2022-03-11
CIK 1501729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the Registrant’s common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $3.65 per share.

There were 447,523,931 shares of the Registrant’s common shares of beneficial interest outstanding as of March 11, 2022.

Documents Incorporated by Reference

The contents of the amendment to this Annual Report on Form 10-K, which will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FS ENERGY AND POWER FUND

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2021

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

FS Energy and Power Fund, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2021, we had total assets of approximately $2.5 billion.

We are managed by FS/EIG Advisor, LLC, or FS/EIG Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, pursuant to an investment advisory and administrative services agreement dated as of April 9, 2018, as amended, or the FS/EIG investment advisory agreement. FS/EIG Advisor oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio.

Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We seek to concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our “Energy Investment Universe” as follows:

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively our co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, our board of trustees authorized and directed that we (i) withdraw from the Order, except with respect to any transaction in which we participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits us to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order.

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

For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, De Minimis Account Liquidation and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

About FS/EIG Advisor

FS/EIG Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. FS/EIG Advisor is jointly operated by an affiliate of

Franklin Square Holdings, L.P. (which does business as FS Investments) and EIG Asset Management, LLC, or EIG. Our chairman and chief executive officer, Michael C. Forman, serves as FS/EIG Advisor’s chairman and chief executive officer, and Eric Long, our president, also serves as FS/EIG Advisor’s president.

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

FS Investments is headquartered in Philadelphia, PA with offices in New York, NY, Orlando, FL and Leawood, KS. The firm had approximately $32 billion in assets under management as of December 31, 2021.

About EIG

EIG is a leading institutional investor to the global energy sector with $22.9 billion under management as of December 31, 2021. EIG specializes in private investments in energy and energy-related infrastructure on a global basis. During its 40-year history, EIG has committed $39.7 billion to the energy sector through 379 projects or companies in 38 countries on six continents. EIG’s clients include many of the leading pension plans, insurance companies, endowments, foundations and sovereign wealth funds in the U.S., Asia and Europe. EIG is headquartered in Washington, D.C. with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For additional information, please visit EIG’s website at www.eigpartners.com.

Potential Market Opportunity

FS/EIG Advisor believes that global energy and energy-related infrastructure markets are in a period of dynamic change and that fundamental shifts in global supply and demand have created, and will continue to create, investment opportunities across the entire Energy value chain.

Characteristics of and Risks Related to Investments in Private Companies

The majority of our portfolio is comprised of income-oriented securities of privately-held Energy companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market, and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS/EIG Advisor or EIG to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

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

Joint Venture

Since January 2020, we have also co-invested with Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, through Sustainable Infrastructure Investments, LLC, or SIIJV, a joint venture between us and Imperial. SIIJV invests its capital in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. We and Imperial each have 50% voting control of SIIJV and together are required to agree on all investment decisions as well as all other significant actions for SIIJV. As of December 31, 2021, SIIJV had total capital commitments of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars pursuant to which we and Imperial have agreed to provide 87.5% and 12.5%, respectively, of the committed capital. As of December 31, 2021, we and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from us. As of December 31, 2021, our investment in SIIJV had a fair market value of approximately $50,770. We do not consolidate SIIJV in our consolidated financial statements.

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

Investment Sourcing Capabilities.

We believe that the experience, technical expertise, depth and continuity of FS/EIG Advisor’s team are key differentiators for us relative to our competitors. We believe that FS/EIG Advisor’s substantial in-house technical expertise and recognized brand name in the Energy industry provide a competitive advantage in sourcing, analyzing and executing Energy, resource and related infrastructure projects, as FS/EIG Advisor is typically able to make independent evaluations of investment opportunities without significant reliance on third-party consultants.

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

Investment Types

The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States. Generally, we expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards senior secured debt and directly originated preferred equity investments, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include royalty interests in mineral, oil and gas properties, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our preferred equity investments are mostly directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.

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

Unsecured debt

In addition to senior secured debt, we may invest a portion of our assets in unsecured debt. Unsecured debt is effectively subordinated to first lien and second lien secured debt to the extent of the collateral securing such debt, but is senior to preferred equity and common equity in the capital structure. In return for its junior status compared to first lien and second lien secured debt, unsecured debt typically offers higher returns through both higher interest rates and possible equity ownership in the form of warrants or other yield enhancements, enabling the investor to participate in the capital appreciation of the borrower. Where warrants are received, they typically require only a nominal cost to exercise. We intend to generally target unsecured debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, unsecured debt investments have maturities of five to ten years. In normalized markets, we expect these securities to carry a fixed rate or a floating current yield of 4.0% to 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants or other yield enhancements we receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

Other securities

We may also invest from time to time in derivatives, such as total return swaps, credit default swaps and other commodity swap contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities. Any use of derivatives may subject us to additional risks. See “Risk Factors—Risks Related to Our Investments—We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

Cash and cash equivalents

We may maintain a certain level of cash or cash equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Sources of Income

The primary means through which our shareholders may receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by us under the FS/EIG investment advisory agreement. Closing fees typically range from 1.0% to 3.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.

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

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of trustees determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FS/EIG Advisor and any other professionals or materials that our board of trustees deems relevant, including independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

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

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we timely distribute (or are deemed to distribute) as dividends to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as dividends to our shareholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute dividends in a timely manner to our shareholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (as adjusted for certain ordinary losses) for the one-year period ending October 31 of that calendar year and (3) 100% of any net ordinary income and capital gain net income recognized for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

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

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships (which generally are partnerships that are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof), other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income),” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the tax year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Shareholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, from the EDGAR database on the SEC’s web site at www.sec.gov. Shareholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov.

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

•

A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	Our board of trustees may change our investment policy or modify or waive our operating policies.

•	Failure to maintain the security of our data could compromise our ability to conduct business.

•	There is a risk that investors in our common shares may not receive distributions.

•	Portions of the distributions that we have made represented, and may in make in the future may represent, a return of capital to shareholders.

•	Changes in laws governing our operations may adversely affect our business.

•	Compliance with regulations applicable to us as a public company will involve significant expenditures.

•	We and FS/EIG Advisor could be the target of litigation.

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

•	Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.

•	There may be circumstances where our debt investments could be subordinated to claims of other creditors.

•	We generally will not control our portfolio companies.

•	Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•	A covenant breach by our portfolio companies may harm our operating results.

•	Our portfolio companies may be highly leveraged.

•	Investing in middle-market companies involves a number of significant risks.

•	We may not realize gains from our equity investments.

•	There is limited information available about the private companies in which we invest.

•	A lack of liquidity in certain of our investments may adversely affect our business.

•	We may not have the funds or ability to make additional investments in our portfolio companies.

•	Our investments may include original issue discount and PIK instruments.

•	We may, from time to time, enter into derivative transactions which expose us to certain risks.

•	Prepayments of our debt investments by our portfolio companies could adversely impact our results.

•	We may invest through special purpose vehicles, which may entail greater risks.

•	An MLP’s cash flow and distributions are subject to operational and general energy industry risks.

•	Investments in MLPs may have limited liquidity and are susceptible to interest rate and tax risks.

•	Our investments in MLPs may be subject to additional fees and expenses.

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

•

If the current period of capital market disruption and instability continues, investors in our equity securities may not receive distributions consistent with historical levels or at all, and the valuation of our investments and our ability to raise capital could be negatively impacted.

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

In addition, the FS/EIG investment advisory agreement has termination provisions that allow the parties to terminate the agreement without penalty. The FS/EIG investment advisory agreement may be terminated at any time, without penalty, by FS/

EIG Advisor, upon 60 days’ written notice to us. If the FS/EIG investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace FS/EIG Advisor. Furthermore, the termination of the FS/EIG investment advisory agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value as determined in good faith by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

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

The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS/EIG Advisor serve and may serve in the future in similar capacities for the investment advisers to the other funds managed or advised by FS, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/EIG Advisor to manage our day-to-day activities and to implement our investment strategy. FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FS/EIG Advisor and its employees will devote only as much of its or their time to our business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Similarly, pursuant to the EIG Order we are permitted to participate in co-investment transactions with certain other EIG advised funds. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FS/EIG Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of FS/EIG Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

A decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, or a sustained decline in demand for such commodities may adversely impact the financial performance or prospects of Energy companies in which we may invest. Energy companies are subject to supply and demand fluctuations in the markets they serve which will be impacted by a wide range of factors, including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion of natural gas, natural gas liquids, crude oil or coal production, rising interest rates, declines in domestic or foreign production of natural gas, natural gas liquids and crude oil, accidents or catastrophic events, economic conditions and economic sanctions, among others.

An increase or decrease in commodity pricing may adversely affect our business.

The return on our prospective investments in Energy companies will be dependent on the margins received by those companies for the exploration, development, production, gathering, transportation, processing, storing, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. These margins may fluctuate widely in response to a variety of factors including global and domestic economic conditions, weather conditions, natural disasters, the supply and price of imported energy commodities, the production and storage levels of energy commodities in certain regions or in the world, political instability, terrorist activities, transportation facilities, energy conservation, domestic and foreign governmental regulation and taxation, the availability of local, intrastate and interstate transportation systems and economic sanctions. Volatility of commodity prices may also make it more difficult for Energy companies in which we may invest to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2,473,460 in total average assets, (ii) a weighted average cost of funds of 6.10%, (iii) $860,667 in borrowings outstanding, and (iv) $1,612,793 in average shareholders’ equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders’ equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholders	(18.59)%	(10.92)%	(3.25)%	4.41%	12.08%

Similarly, assuming (i) approximately $2,473,460 in total average assets, (ii) a weighted average cost of funds of approximately 6.10% and (iii) $860,667 in borrowings outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.12% in order to cover the annual interest payments on our outstanding borrowings.

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

On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

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

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The Internal Revenue Service, or IRS, has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, De Minimis Account Liquidation and Distributions” for a detailed description of our share repurchase program.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Disruptions in the capital markets have increased the spread between the yields realized on risk-

free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

In the past, our board of trustees has suspended declaring regular cash distributions to shareholders until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our future ability to pay regular distributions consistent with our historical range or to pay distributions fully in cash rather than in common shares might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may also be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder’s basis in our common shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our common shares even if the shareholder sells its shares for less than the original purchase price.

Our business, results of operations and financial condition have been adversely affected by the recent disruption in the global oil and energy markets and resulting substantial price decline of oil, and the ultimate effect of these events on our business will depend on future developments, which are highly uncertain and cannot be predicted.

As a result of both the significant decrease in demand caused by the COVID-19 pandemic and political tensions between several large oil producing countries in 2020, there was a substantial and unprecedented decline in oil and natural gas prices. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our investments in Energy companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices or other disruptions in the energy markets occur, it is likely that the ability of our portfolio companies to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged period of depressed oil and natural gas prices or other disruptions in the energy markets occur, it is likely that our portfolio companies’ cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us amounts owed or dividends or distributions, as applicable. The full extent to which a decline in oil and natural gas prices and other disruptions in the energy markets will impact our business and that of our portfolio companies remains uncertain; however, there could be a material adverse impact on our or their business, results of operations or financial condition.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The United Kingdom’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. On December 24, 2020, a trade agreement was concluded between the EU and the United Kingdom (the “TCA”), which applied provisionally after the end of the transition period ending on December 31, 2020 and which formally took effect on May 1, 2021 and now governs the relationship between the United Kingdom and the EU. There remains uncertainty as to the scope, nature and terms of the relationship between the United Kingdom and the EU and the effect and implications of the TCA, and the actual and potential consequences of Brexit. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. In addition, the current conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the value of our common shares and/or debt securities to decline. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 11, 2022:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Shares	700,000,000	—	447,523,931

As of March 11, 2022, we had 86,022 record holders of our common shares.

Share Repurchase Program, De Minimis Account Liquidation and Distributions

In March 2020, in light of difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. As a result, no common shares were purchased pursuant to our share repurchase program and there were no de minimis account liquidations during the year ended December 31, 2021.

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and four cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. In addition, the JPMorgan Facility restricts our ability to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terms of the JPMorgan Facility.

The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2021, 2020 and 2019:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2019	$0.5000	$218,187
2020	$0.1733	$75,656
2021	$0.1200	$53,264

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations.

Item 6.	Reserved

Omitted pursuant to SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, with respect to Item 301, which went effective February 10, 2021.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

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

In addition, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘expect’’ and ‘‘intend’’ indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in ‘‘Item 1A. Risk Factors.’’ Other factors that could cause actual results to differ materially include:

i.	changes in the economy;

ii.	geo-political risks;

iii.	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters or pandemics; and

iv.	future changes in laws or regulations and conditions in our operating areas.

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

For information regarding our fee offset with FS/EIG Advisor, see Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.

COVID-19 and Energy Market Developments

Recent events such as the rapid spread of the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have, at times, resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in the year ended December 31, 2021, volatility in the energy markets may persist, recur or worsen, including as a result of other macroeconomic events, including the current conflict in Ukraine and sanctions imposed on Russia in response thereto. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of the above events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of depressed commodity prices or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.

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

In particular, as a result of these events during 2020 and the early part of 2021, we needed to sell certain investments to satisfy certain margin obligations, and if such market conditions recur or worsen, we may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to us, to satisfy obligations under our financing arrangements.

In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and four cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. For information regarding our distributions, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, De Minimis Account Liquidation and Distributions.”

We will continue to carefully monitor the impact of the COVID-19 pandemic; the current conflict in Ukraine and government responses thereto and other disruptions in the energy markets on our business and the business of our portfolio companies. Because the full effects of these events are not capable of being known at this time, we cannot estimate the impacts on our future financial condition, results of operations or cash flows. We do, however, expect that these events may continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.

Portfolio Investment Activity for the Years Ended December 31, 2021 and 2020

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
Net Investment Activity	2021	2020
Purchases	$1,010,496	$687,208
Sales and Repayments	(998,391)	(1,075,528)

Net Portfolio Activity	$12,105	$(388,320)

	For the Year Ended December 31,
	2021		2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$423,495	42%	$221,371	33%
Senior Secured Loans—Second Lien	18,750	2%	19,111	3%
Senior Secured Bonds	169,298	17%	71,267	10%
Unsecured Debt	334,396	33%	113,193	16%
Preferred Equity	11,942	1%	22,716	3%
Sustainable Infrastructure Investments, LLC	—	—	60,603	9%
Equity/Other	52,615	5%	178,947	26%

Total	$1,010,496	100%	$687,208	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$832,257	$812,335	34%	$649,708	$607,338	28%
Senior Secured Loans—Second Lien	83,322	84,083	3%	277,018	276,312	13%
Senior Secured Bonds	77,266	81,646	3%	286,082	340,042	16%
Unsecured Debt	425,715	397,068	17%	245,180	134,560	6%
Preferred Equity	515,711	497,288	21%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	54,514	50,770	2%	60,603	61,816	3%
Equity/Other	364,272	472,033	20%	367,561	290,331	12%

Total	$2,353,057	$2,395,223	100%	$2,575,405	$2,181,476	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Number of Portfolio Companies	71	54
% Variable Rate (based on fair value)	35.1%	37.7%
% Fixed Rate (based on fair value)	22.3%	24.6%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	14.1%	24.2%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	28.5%	13.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.5%	93.6%
% of Investments on Non-Accrual (based on fair value)	10.4%	8.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	5.5%	7.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	7.8%	9.7%

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and four cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on the distributions declared during 2021 of $0.12 per share, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.65 per share as of December 31, 2021, the annualized distribution rate to shareholders as of December 31, 2021 was 3.29%. Based on the distributions declared in 2020 of $0.1733 per share and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.30 per share as of December 31, 2020, the annualized distribution rate to shareholders as of December 31, 2020 was 5.25%. For the years ended December 31, 2021 and 2020, our total return was 14.22% and (37.68)%, respectively, and our total return without assuming reinvestment of distributions was 14.15% and (37.02)%, respectively.

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

Direct Originations

We define Direct Originations as any investment where FS/EIG Advisor or its affiliates negotiate the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2021 and 2020:

Characteristics of All Direct Originations held in Portfolio	December 31, 2021	December 31, 2020
Number of Portfolio Companies	43	46
% of Investments on Non-Accrual (based on fair value)	15.4%	9.1%
Total Cost of Direct Originations	$1,586,099	$2,317,824
Total Fair Value of Direct Originations	$1,621,482	$1,953,804
% of Total Investments, at Fair Value	67.7%	89.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	5.1%	7.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	8.4%	10.0%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,621,482	68%	$1,953,804	90%
Broadly Syndicated/Other	773,741	32%	227,672	10%

Total	$2,395,223	100%	$2,181,476	100%

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

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,771,346	74%	966,968	44%
3	232,319	10%	888,656	41%
4	284,055	12%	162,251	7%
5	107,503	4%	163,601	8%

	$2,395,223	100%	$2,181,476	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2021, 2020 and 2019

Revenues

Our investment income for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$112,201	74%	$190,177	85%	$322,641	88%
Paid-in-kind interest income	27,816	19%	30,396	14%	35,302	10%
Fee income	2,517	2%	1,287	1%	7,688	2%
Dividend income	8,173	5%	66	0%	279	0%

Total investment income(1)	$150,707	100%	$221,926	100%	$365,910	100%

(1)

Such revenues represent $111,722, $161,239 and $301,214 of cash income earned as well as $38,985, $60,687 and $64,696 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2021, 2020 and 2019, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio.

The decrease in the amount of interest income and PIK income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a combination of factors including certain investments being placed on non-accrual, an increase in the portfolio’s allocation to non-income producing assets as a result of restructurings and an increase in repayments on higher-yielding debt which was reinvested into assets with lower yields.

The decrease in the amount of interest income and PIK income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio, certain investments being placed on non-accrual and an increase in the portfolio’s allocation to non-income producing assets as a result of restructurings.

Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The increase in the amount of fee income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in prepayment and amendment fees. The decrease in the amount of fee income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the decrease of origination and prepayment activity during the period.

The increase in the amount of dividend income for the year ended December 31, 2021 compared to the years ended December 31, 2020 and 2019 was primarily due to the increase in dividends paid in respect to our investment in Sustainable Infrastructure Investments, LLC.

Expenses

Our operating expenses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Management fees	$41,561	$49,029	$68,526
Administrative services expenses	5,713	6,579	4,760
Share transfer agent fees	2,918	2,728	2,748
Accounting and administrative fees	692	787	1,106
Interest expense	54,122	75,101	88,364
Trustees’ fees	787	789	762
Expenses associated with our independent audit and related fees	450	451	444
Legal fees	18	1,581	438
Printing fees	488	736	1,018
Insurance expense	180	143	99
Other	1,958	2,261	1,853

Total operating expenses	108,887	140,185	170,118
Less: Management fee offset	(1,439)	(706)	(5,992)

Net operating expenses	$107,448	$139,479	$164,126

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Ratio of operating expenses to average net assets	6.96%	8.20%	6.54%
Ratio of management fee offset to average net assets	(0.09)%	(0.04)%	(0.23)%

Ratio of net operating expenses to average net assets	6.87%	8.16%	6.31%
Ratio of interest expense to average net assets	(3.46)%	(4.40)%	(3.40)%

Ratio of net operating expenses, excluding interest expense, to average net assets	3.41%	3.76%	2.91%

Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.

Management Fee Offset

Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $1,439, $706 and $5,992 for the years ended December 31, 2021, 2020 and 2019. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the management fee offset for the years ended December 31, 2021, 2020 and 2019.

Net Investment Income

Our net investment income totaled $43,259 ($0.09 per share), $82,447 ($0.19 per share) and $201,784 ($0.46 per share) for the years ended December 31, 2021, 2020 and 2019, respectively.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Net realized gain (loss) on investments(1)	$(273,439)	$(1,222,667)	$(114,746)
Net realized gain (loss) on foreign currency	(28)	—	—
Net realized gain (loss) on swap contracts	—	20,250	5,453
Net realized gain (loss) on debt extinguishment	—	2,591	—

Total net realized gain (loss)	$(273,467)	$(1,199,826)	$(109,293)

(1)

We sold investments and received principal repayments of $482,932 and $515,459, respectively, during the year ended December 31, 2021, $992,178 and $83,350, respectively, during the year ended December 31, 2020 and $882,557 and $430,515, respectively, during the year ended December 31, 2019.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency

Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$436,095	$249,140	$(116,518)
Net change in unrealized appreciation (depreciation) on swap contracts	—	(6,551)	(13,103)
Net change in unrealized appreciation (depreciation) on foreign currency	(12)	5	7

Total net change in unrealized appreciation (depreciation)	$436,083	$242,594	$(129,614)

During the year ended December 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized depreciation to realized losses. During the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses and the performance of certain upstream equity/other investments. During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the decline in Energy markets and performance of certain upstream equity/other investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2021, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $205,875 ($0.46 per share), $(874,785) ($(2.00) per share) and $(37,123) ($(0.08) per share), respectively. During the year ended December 31, 2021, the net increase (decrease) in net assets resulting from operations was primarily the result of unrealized appreciation on numerous investments which was partially offset by a restructuring and subsequent write-down of the fair value of our debt and equity investments in Limetree Bay Ventures, LLC and Limetree Energy, LLC, or collectively, Limetree, of approximately $193,136. The write-down arose from the shut-down of Limetree’s refinery operations as a result of regulatory, operational and financial challenges. In July 2021, Limetree filed for bankruptcy. There is a substantial risk that no new cash flows will accrue to our investments in Limetree.

This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2021, we had $33,879 in cash, which we held in custodial accounts and $85,000 in borrowings available under the JPMorgan Facility. As of December 31, 2021, we also had broadly syndicated investments that could be sold to create additional liquidity. As of December 31, 2021, we had eight senior secured loan investments with aggregate unfunded commitments of $72,514 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

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

In light of difficult market conditions, we took several steps in 2020 to seek to enhance our liquidity by, among other things, suspending our share repurchase program, suspending regular cash distributions and reducing leverage by paying down borrowings. The share repurchase program and regular cash distributions remained suspended in 2021. We believe the net result of such measures resulted in an improved liquidity position for us.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 and Energy Market Developments” above and “—Financing Arrangements” below.

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2021:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$286,667	$85,000	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023

Total			$775,667	$85,000

(1)	The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)	LIBOR is subject to a 0.00% floor.

(3)	As of December 31, 2021, the fair value of the Senior Secured Notes was approximately $510,511.

For additional information regarding our financing arrangements, see Note 9 to our consolidated financial statements contained in this annual report on Form 10-K.

RIC Tax Treatment and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our shareholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our shareholders, for each tax year, dividends generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid. In addition, we may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a tax year after the close of such tax year under the “spillover dividend” provisions of Subchapter M of the Code. If we distribute a spillover dividend, such dividend will be included in a shareholder’s gross income for the tax year in which the spillover distribution is paid. We intend to make sufficient distributions to our shareholders to maintain our RIC tax treatment each tax year. We will also be subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner to our shareholders an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) 100% of any ordinary income and capital gain net income recognized for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to our shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. shareholders, on December 31 of the calendar year in which the distribution was declared.

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

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020 and four cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. In addition, the JPMorgan Facility restricts our ability to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terms of the JPMorgan Facility.

The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2021, 2020 and 2019:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2019	$0.5000	$218,187
2020	$0.1733	$75,656
2021	$0.1200	$53,264

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income, the components of accumulated earnings on a tax basis and deferred taxes.

Critical Accounting Policies and Estimates

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

Contractual Obligations

We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2021, 2020 and 2019.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, 35.1% of our portfolio investments (based on fair value) paid variable interest rates, 22.3% paid fixed interest rates, 14.1% were income producing preferred equity and equity/other investments and the remaining 28.5% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income. Previously, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2021 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 21 basis points	$(495)	$(595)	$100	0.1%
No Change	—	—	—	—
Up 100 basis points	$4,088	$2,973	$1,115	1.4%
Up 300 basis points	$19,131	$8,918	$10,213	13.0%
Up 500 basis points	$34,601	$14,864	$19,737	25.2%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2021, 2020 and 2019, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance accounting principles generally accepted in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

FS Energy and Power Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FS Energy and Power Fund (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodians, brokers and/or the underlying investees, or by other appropriate auditing procedures where replies from the custodians, brokers and/or the underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Level 3 Fair Value Measurements

The fair value of the Company’s investments using Level 3 fair value measurements was approximately $1.62 billion as of December 31, 2021. As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s investments consist primarily of illiquid corporate debt and equity investments that were acquired directly from the issuer. Such investments include secured loans and bonds, unsecured debt, and unlisted preferred and common equity securities. The valuation techniques used in estimating the fair value of these investments may vary based on the specific characteristics of the investments and require the use of certain significant unobservable inputs.

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

a.

We obtained an understanding of the relevant controls related to management’s valuation of Level 3 fair value measurements, including those related to valuation techniques and significant unobservable inputs and tested such controls for design and operating effectiveness.

b.

With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. We also tested the related significant unobservable inputs by comparing these inputs to external sources.

c.

We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania

March 11, 2022

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,961,617 and $2,053,838, respectively)	$2,037,956	$1,825,470
Non-controlled/affiliated investments (amortized cost—$200,189 and $406,430, respectively)	175,908	239,279
Controlled/affiliated investments (amortized cost—$191,251 and $115,137, respectively)	181,359	116,727

Total investments, at fair value (amortized cost—$2,353,057 and $2,575,405, respectively)	2,395,223	2,181,476
Cash	33,879	142,536
Receivable for investments sold and repaid	4,975	7,691
Interest receivable	26,242	26,705
Prepaid expenses and other assets	156	234

Total assets	$2,460,475	$2,358,642

Liabilities
Payable for investments purchased	$49,500	$—
Credit facilities payable (net of deferred financing costs of $2,036 and $5,816, respectively)(1)	284,631	410,851
Secured note payable (net of deferred financing costs of $3,350 and $5,284, respectively)(1)	482,437	478,521
Shareholder distributions payable	13,388	13,188
Management fees payable	10,466	10,156
Administrative services expenses payable	1,324	949
Interest payable	14,170	14,236
Trustees’ fees payable	200	192
Other accrued expenses and liabilities	2,036	1,972

Total liabilities	858,152	930,065

Commitments and contingencies(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 446,089,499 and 440,020,123 shares issued and outstanding, respectively	446	440
Capital in excess of par value	3,129,252	3,152,485
Accumulated earnings (deficit)	(1,527,375)	(1,724,348)

Total shareholders’ equity	1,602,323	1,428,577

Total liabilities and shareholders’ equity	$2,460,475	$2,358,642

Net asset value per common share at year end	$3.59	$3.25

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$102,342	$177,147	$292,728
Paid-in-kind interest income	20,827	18,397	34,228
Fee income	2,508	1,287	3,031
Dividend income	870	66	279
From non-controlled/affiliated investments:
Interest income	6,889	10,144	29,913
Paid-in-kind interest income	215	11,999	1,074
Fee income	—	—	4,657
Dividend income	1,574	—	—
From controlled/affiliated investments:
Interest income	2,970	2,886	—
Paid-in-kind interest income	6,774	—	—
Fee income	9	—	—
Dividend income	5,729	—	—

Total investment income	150,707	221,926	365,910
Operating expenses
Management fees	41,561	49,029	68,526
Administrative services expenses	5,713	6,579	4,760
Share transfer agent fees	2,918	2,728	2,748
Accounting and administrative fees	692	787	1,106
Interest expense(1)	54,122	75,101	88,364
Trustees’ fees	787	789	762
Other general and administrative expenses	3,094	5,172	3,852

Total operating expenses	108,887	140,185	170,118
Less: Management fee offset(2)	(1,439)	(706)	(5,992)

Net expenses	107,448	139,479	164,126

Net investment income	43,259	82,447	201,784

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	9,454	(766,774)	(121,361)
Non-controlled/affiliated	(282,893)	(428,429)	6,615
Controlled/affiliated	—	(27,464)	—
Net realized gain (loss) on foreign currency	(28)	—	—
Net realized gain (loss) on swap contracts	—	20,250	5,453
Net realized gain (loss) on debt extinguishment	—	2,591	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	304,707	63,204	(51,511)
Non-controlled/affiliated	142,870	156,882	(65,007)
Controlled/affiliated	(11,482)	29,054	—
Net change in unrealized appreciation (depreciation) on swap contracts	—	(6,551)	(13,103)
Net change in unrealized gain (loss) on foreign currency	(12)	5	7

Total net realized and unrealized gain (loss)	162,616	(957,232)	(238,907)

Net increase (decrease) in net assets resulting from operations	$205,875	$(874,785)	$(37,123)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.46	$(2.00)	$(0.08)

Weighted average shares outstanding	443,768,738	437,620,915	437,167,745

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operations
Net investment income	$43,259	$82,447	$201,784
Net realized gain (loss) on investments, swap contracts and debt extinguishment	(273,467)	(1,199,826)	(109,293)
Net change in unrealized appreciation (depreciation) on investments	436,095	249,140	(116,518)
Net change in unrealized appreciation (depreciation) on swap contracts	—	(6,551)	(13,103)
Net change in unrealized gain (loss) on foreign currency	(12)	5	7

Net increase (decrease) in net assets resulting from operations	205,875	(874,785)	(37,123)

Shareholder distributions(1)
Distributions to shareholders	(53,264)	(63,272)	(218,187)
Distributions representing return of capital	—	(12,384)	—

Net decrease in net assets resulting from shareholder distributions	(53,264)	(75,656)	(218,187)

Capital share transactions(2)
Reinvestment of shareholder distributions	21,135	26,236	101,727
Repurchases of common shares	—	(26,823)	(114,998)

Net increase (decrease) in net assets resulting from capital share transactions	21,135	(587)	(13,271)

Total increase (decrease) in net assets	173,746	(951,028)	(268,581)
Net assets at beginning of year	1,428,577	2,379,605	2,648,186

Net assets at end of year	$1,602,323	$1,428,577	$2,379,605

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$205,875	$(874,785)	$(37,123)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(883,097)	(375,782)	(1,111,384)
Paid-in-kind interest	(27,816)	(30,396)	(35,302)
Proceeds from sales and repayments of investments	870,992	764,102	1,184,131
Net realized (gain) loss on investments	273,439	1,222,667	114,746
Net change in unrealized (appreciation) depreciation on investments	(436,095)	(249,140)	116,518
Net change in unrealized (appreciation) depreciation on swap contracts	—	6,551	13,103
Accretion of discount	(11,170)	(30,290)	(29,394)
Amortization of deferred financing costs and discount	7,824	7,523	6,123
(Increase) decrease in receivable for investments sold and repaid	2,716	(6,962)	15,245
(Increase) decrease in interest receivable	463	6,802	(168)
(Increase) decrease in swap income receivable	—	395	459
(Increase) decrease in prepaid expenses and other assets	78	32	2,104
Increase (decrease) in payable for investments purchased	49,500	(28,518)	(63,376)
Increase (decrease) in management fees payable	310	(5,426)	(824)
Increase (decrease) in administrative services expense payable	375	442	9
Increase (decrease) in swap income payable	—	—	(225)
Increase (decrease) in interest payable(1)	(66)	(2,331)	339
Increase (decrease) in trustees’ fees payable	8	—	9
Increase (decrease) in other accrued expenses and liabilities	64	(5,711)	4,377

Net cash provided by (used in) operating activities	53,400	399,173	179,367

Cash flows from financing activities
Repurchases of common shares	—	(26,823)	(114,998)
Shareholder distributions paid	(31,929)	(46,472)	(115,256)
Borrowings under credit facilities(1)	95,000	160,000	580,000
Repayments of credit facilities(1)	(225,000)	(480,000)	(475,000)
Repayments under senior secured notes(1)	—	(11,000)	—
Deferred financing costs paid	(128)	(2,761)	(2,200)

Net cash provided by financing activities	(162,057)	(407,056)	(127,454)

Total increase (decrease) in cash	(108,657)	(7,883)	51,913
Cash and restricted cash at beginning of year(2)	142,536	150,419	98,506

Cash and restricted cash at end of year(2)	$33,879	$142,536	$150,419

Supplemental disclosure
Reinvestment of shareholder distributions	$21,135	$26,236	$101,727

Non-cash purchases of investments	$(127,399)	$(311,426)	$(128,941)

Non-cash sales of investments	$127,399	$311,426	$128,941

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2021, 2020 and 2019, the Company paid $46,364, $69,909 and $81,902, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

(2)

Balance includes cash of $33,879 at December 31, 2021, cash of $142,536 at December 31, 2020 and cash of $149,752 and restricted cash of $667 at December 31, 2019. Restricted cash was the cash collateral required to be posted pursuant to the Company’s swap contracts.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Liens—50.7%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	$22,067	$19,415	$19,229
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	14,602	14,602	12,724
Allied Downhole Technologies, LLC	(f)(s)(x)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/22	7,782	7,782	7,782
Allied Downhole Technologies, LLC	(e)(s)(x)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/22	2,500	2,500	2,500
Allied Wireline Services, LLC	(f)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	58,080	58,080	46,339
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	5/6/22	625	624	625
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	413	413	403
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	42,781	42,642	43,209
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,685	38,112	38,738
Cimarron Energy Inc.	(f)(m)(o)(s)	Service & Equipment	L+900	1.0%	12/31/24	7,500	7,311	3,600
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(o)(s)(v)	Upstream	0.0%		12/31/23	100,000	23,342	28,987
CPV Maryland, LLC		Power	L+400	1.0%	5/11/28	15,353	15,182	15,276
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,525	22,682
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	30,332	29,889	29,081
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	82,610	80,293	83,436
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	29,141	28,650	30,307
GasLog Ltd.	(e)(k)(o)(s)	Midstream	L+775		3/21/29	15,113	15,113	15,000
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,837	7,681	7,876
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	163	160	164
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	7,481	7,372	7,477
Limetree Bay Energy, LLC	(f)(o)(s)(w)	Midstream	0.0%		10/31/21	26,444	14,343	3,166
Lucid Energy Group II Borrower LLC		Midstream	L+425	0.8%	11/22/28	25,000	24,752	24,737
MECO IV Holdco, LLC	(s)(x)	Upstream	8.0%		9/14/25	22,745	22,745	22,745
Medallion Midland Acquisition LP		Midstream	L+375	0.8%	10/18/28	7,980	7,941	7,954
MRP CalPeak Holdings, LLC	(s)	Power	L+500	1.5%	1/27/25	12,842	12,842	12,842
MRP West Power Holdings II, LLC	(s)	Power	L+500	1.5%	1/27/25	13,887	13,887	13,887
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+400	1.0%	12/13/24	68,341	66,690	68,359
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		12/31/23	42,333	42,302	41,696
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	11,627	11,527	11,688
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	18,373	18,373	18,468
Oryx Midstream Services Permian Basin LLC	(f)	Midstream	L+325	0.5%	10/5/28	36,000	35,825	35,817
Parkway Generation LLC	(h)	Power	L+475	0.8%	2/18/29	6,140	6,079	6,117
Parkway Generation LLC	(h)	Power	L+475	0.8%	2/18/29	43,860	43,421	43,654
Permian Production Holdings, LLC	(f)(s)(w)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	7,889	6,692	7,889
Pinnacle Midland Gas Holdco LLC	(s)	Midstream	L+675	1.0%	12/2/26	5,385	5,306	5,305
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/2/26	6,462	6,462	6,365

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.7%, 8.8% PIK (9.5% Max PIK)		8/22/25	$11,804	$11,804	$11,954
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,304	3,304	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(o)(s)	Power	10.0%		8/22/25	2,709	2,709	—
Potomac Energy Center, LLC		Power	L+600	0.5%	11/10/26	59,000	57,848	58,705
Traverse Midstream Partners LLC		Midstream	SF+425	1.0%	9/27/24	31,702	31,788	31,623
Warren Resources, Inc.	(s)(x)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,688	23,688	23,688

Total Senior Secured Loans—First Lien							892,016	872,094
Unfunded Loan Commitments							(59,759)	(59,759)

Net Senior Secured Loans—First Lien							832,257	812,335

Senior Secured Loans—Second Lien—5.2%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,792	20,200
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	17,143	17,091	17,314
Olympus Energy, LLC	(f)(s)	Upstream	L+750	1.0%	7/23/26	18,750	18,750	18,750
Olympus Energy, LLC	(e)(s)	Upstream	L+750	1.0%	7/23/26	11,250	11,250	11,250
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,512	13,438
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,177	14,393

Total Senior Secured Loans—Second Lien							96,077	96,838
Unfunded Loan Commitments							(12,755)	(12,755)

Net Senior Secured Loans—Second Lien							83,322	84,083

Senior Secured Bonds—5.1%
Great Western Petroleum, LLC	(f)(w)	Upstream	12.0%		9/1/25	55,096	53,913	58,055
SM Energy Co.	(k)	Upstream	10.0%		1/15/25	12,000	13,337	13,220
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,016	10,371

Total Senior Secured Bonds							77,266	81,646

Unsecured Debt—24.8%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	43,552
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	22,239	23,141	23,221
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	13,500	14,531	14,333
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	8,000	8,110	8,251
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	23,365	24,737	25,312
Endeavor Energy Resources, L.P.		Upstream	5.8%		1/30/28	31,299	33,030	33,412
EnLink Midstream, LLC	(k)	Midstream	5.4%		6/1/29	6,000	6,271	6,145
EnLink Midstream, LLC	(f)(k)	Midstream	5.6%		1/15/28	5,881	6,334	6,125

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	$64,046	$63,569	$64,046
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,027	10,945
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	11,625	11,619	11,411
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,603	30,926
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	5,000	5,643	5,584
Range Resources Corp.	(k)	Upstream	9.3%		2/1/26	3,000	3,256	3,237
SM Energy Co.	(k)	Upstream	5.6%		6/1/25	8,000	8,041	8,079
Southwestern Energy Co.		Upstream	5.4%		2/1/29	18,928	19,731	20,043
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	17,690	18,359	17,919
Tallgrass Energy Partners, LP	(f)	Midstream	7.5%		10/1/25	13,424	14,499	14,545
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	9,000	9,414	9,369
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	40,613

Total Unsecured Debt							425,715	397,068

						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—31.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$3,965
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	58,725	61,379
Global Jet Capital Holdings, LP, Preferred Equity	(f)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	167,176	12,305	12,204
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	105,291	124,050
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(m)(o)(s)	Power	13.1%		6/30/25	70,297	99,761	80,772
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,763	89,918

Total Preferred Equity							515,711	497,288

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.2%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$54,514	$50,770

Total Sustainable Infrastructure Investments, LLC							54,514	50,770

						Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—29.5%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$642
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power				35	2,652	2,125
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(x)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream				126,632,117	351	1,070
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream				148,692,909	44,700	34,051
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
Great Western Petroleum, LLC, Common Equity	(f)(o)(r)(s)(w)	Upstream				105,785	30,790	40,731
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream				135,062	15,802	2,836
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(w)	Midstream				50,494,585	19,663	6,046
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream				503,176	138,208	278,760
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
MECO IV Holdco, LLC, Class A-1 Units	(f)(n)(o)(s)(x)	Upstream				1,225,000	2,161	4,181
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				2,187,500	3,083	265
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				3,125,000	2,623	280
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				781,250	576	69
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				546,880	630	63
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream				1,961,896	1	8,829
Ranger Oil Corp., Common Equity	(f)(o)	Upstream				332,863	1,795	8,961
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream				9,599,928	58,985	48,356
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment				3,750,000	6,029	3,206
USA Compression Partners, LP, Warrants (Market)	(f)(k)(o)(s)	Midstream				793,359	555	2,209
USA Compression Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				1,586,719	714	3,499
Warren Resources, Inc., Common Equity	(f)(o)(s)(x)	Upstream				4,415,749	20,754	25,854

Total Equity/Other							364,272	472,033

TOTAL INVESTMENTS—149.5%							$2,353,057	2,395,223

LIABILITIES IN EXCESS OF OTHER ASSETS—(49.5%)								(792,900)

NET ASSETS—100.0%								$1,602,323

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2021, the three-month London Interbank Offered Rate, or LIBOR, or L, was 0.21% and the Secured Overnight Financing Rate, or SOFR, or SF, was 0.05%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars, unless otherwise noted.

(d)	Fair value determined by the Company’s board of trustees (see Note 8).

(e)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(f)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Notes with JPMorgan Chase Bank, N.A. (see Note 9).

(g)	Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)	Position or portion thereof unsettled as of December 31, 2021.

(i)	Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

(j)	Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.

(k)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2021, 72.1% of the Company’s total assets represented qualifying assets.

(l)	Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)	Security was on non-accrual status as of December 31, 2021.

(n)	Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security is non-income producing.

(p)	Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security is classified as Level 3 in the Company’s fair value hierarchy (See Note 8).

(t)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2021.

(u)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2021.

(v)	Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

(w)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$—	$14,343	$—	$—	$(11,177)	$3,166	$—	$—	$—
Permian Production Holdings, LLC	11,446	489	(6,401)	1,106	1,249	7,889	1,009	215	—
Warren Resources, Inc.(4)	27,788	69	(27,857)	—	—	—	—	—	—
Senior Secured Bonds
Great Western Petroleum, LLC	—	53,913	—	—	4,142	58,055	5,861	—
Limetree Bay Ventures, LLC	25,538	—	(3,810)	(21,752)	24	—	—	—	—
Limetree Bay Ventures, LLC	36,308	19	(5,137)	(29,021)	(2,169)	—	19	—	—
Limetree Bay Ventures, LLC	89,968	43,291	(9,889)	(49,783)	(73,587)	—	—	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	—	(6,298)	(31,516)	37,814	—	—	—	—
Limetree Bay Ventures, LLC	—	—	(1,648)	(8,244)	9,892	—	—	—	—
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	(53,548)	53,548	—	—	—	—
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	(86,729)	86,729	—	—	—	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	—	30,790	—	—	9,941	40,731	—	—	—
Harvest Oil & Gas Corp., Common Equity	2,794	—	(1,756)	—	1,798	2,836	—	—	—
Limetree Bay Energy, LLC, Class A Units	—	19,663	—	—	(13,617)	6,046	—	—	—
Limetree Bay Ventures, LLC, Common Equity	—	—	—	(3,406)	3,406	—	—	—	—
Lonestar Resources US Inc., Common Equity	2,592	—	(2,376)	—	(216)	—	—	—	—
Permian Production Holdings, LLC, Common Equity	—	1	—	—	8,828	8,829	—	—	1,574
Ridgeback Resources Inc., Common Equity	38,385	—	—	—	9,971	48,356	—	—	—
Warren Resources, Inc., Common Equity(4)	4,460	—	(20,754)	—	16,294	—	—	—	—

	$239,279	$162,578	$(85,926)	$(282,893)	$142,870	$175,908	$6,889	$215	$1,574

(1)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and/or the movement of an existing portfolio company into this category from a different category.

(2)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and/or the movement of an existing portfolio company out of this category into a different category.

(3)	Interest, PIK and dividend income presented for the year ended December 31, 2021.

(4)	The Company held this investment as of December 31, 2021 but it was deemed to “control” the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

(x)

Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC	$—	$10,282	$(2,500)	$—	$—	$7,782	$2	$282	$—	$—
Allied Wireline Services, LLC	53,007	5,280	(207)	—	(11,741)	46,339	276	5,280	—	—
MECO IV Holdco, LLC	—	22,745	—	—	—	22,745	91	951	9	—
Warren Resources, Inc.(4)	—	27,134	(3,446)	—	—	23,688	2,601	261	—	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	61,816	—	(6,089)	—	(4,957)	50,770	—	—	—	5,729
Equity/Other
Allied Wireline Services, LLC, Common Equity	1,904	—	—	—	(1,904)	—	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—	—
MECO IV Holdco, LLC, Class A-1 Units	—	2,161	—	—	2,020	4,181	—	—	—	—
Warren Resources, Inc., Common Equity(4)	—	20,754	—	—	5,100	25,854	—	—	—	—

	$116,727	$88,356	$(12,242)	$—	$(11,482)	$181,359	$2,970	$6,774	$9	$5,729

(1)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and/or the movement of an existing portfolio company into this category from a different category.

(2)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and/or the movement of an existing portfolio company out of this category into a different category.

(3)	Interest, PIK, fee and dividend income presented for the year ended December 31, 2021.

(4)

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

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	$1,505	$1,505	$1,482
Penn Virginia Holdings Corp.	(f)(h)(k)(s)	Upstream	L+700	1.0%	9/29/22	20,950	20,587	19,563
SilverBow Resources, Inc.	(f)(h)(k)(s)	Upstream	L+750	1.0%	12/15/24	19,000	18,877	16,720

Total Senior Secured Loans—Second Lien							278,523	277,817
Unfunded Loan Commitments							(1,505)	(1,505)

Net Senior Secured Loans—Second Lien							277,018	276,312

Senior Secured Bonds—23.8%
Black Swan Energy Ltd.	(k)(s)	Upstream	9.0%		1/20/24	90,000	90,000	89,100
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	25,538	25,562	25,538
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	36,308	34,139	36,308
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		1/4/21	89,968	16,381	89,968
Velvet Energy Ltd.	(f)(k)(s)	Upstream	9.0%		10/5/23	120,000	120,000	99,128

Total Senior Secured Bonds							286,082	340,042

Unsecured Debt—9.5%
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		1/30/25	1,330	1,178	1,172
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		4/30/25	8,450	7,484	7,447
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/3/25	1,746	1,547	1,539
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		9/29/25	1,644	1,456	1,449
Global Jet Capital Holdings, LP	(f)(o)(s)	Industrials	15.0% PIK (15.0% Max PIK)		12/2/26	1,446	1,280	1,274
Great Western Petroleum, LLC	(f)(s)	Upstream	8.5%		4/15/25	13,636	13,183	12,954
Great Western Petroleum, LLC	(f)	Upstream	9.0%		9/30/21	35,830	35,827	21,140
Hammerhead Resources Inc.	(f)(k)(o)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	55,607	55,144	55,607
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	15.0% PIK (15.0% Max PIK)		3/3/21	37,778	37,814	—
Limetree Bay Ventures, LLC	(f)(m)(o)(s)(w)	Midstream	20.0% PIK (20.0% Max PIK)		2/1/21	9,882	9,892	—
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	6,693	5,075	5,103
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	26,875

Total Unsecured Debt							245,180	134,560

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

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate (b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Lonestar Resources US Inc., Common Equity	(f)(o)(w)	Upstream				864,000	$2,376	$2,592
Luxe Drillship Operating, LLC, Overriding Royalty Interest	(f)(o)(s)	Upstream				N/A	1,354	773
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream				503,176	138,208	152,860
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				2,187,500	3,083	88
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				3,125,000	2,623	81
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				781,250	576	21
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				546,880	630	22
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream				1,951,667	—	—
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream				9,599,928	58,985	38,385
Rosehill Operating Company, LLC, Common Equity	(f)(n)(o)(s)	Upstream				13,973	2,182	2,377
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment				3,750,000	6,029	2,531
UP Energy, LLC, Common Equity	(f)(o)(s)	Upstream				367,237	9,019	8,160
USA Compression Partners, LP, Warrants (Market)	(f)(h)(k)(o)(s)	Midstream				793,359	555	1,412
USA Compression Partners, LP, Warrants (Premium)	(f)(h)(k)(o)(s)	Midstream				1,586,719	714	2,253
Warren Resources, Inc., Common Equity	(f)(o)(s)(w)	Upstream				4,415,749	20,754	4,460

Total Equity/Other							367,561	290,331

TOTAL INVESTMENTS—152.7%							$2,575,405	2,181,476

LIABILITIES IN EXCESS OF OTHER ASSETS—(52.7%)								(752,899)

NET ASSETS—100.0%								$1,428,577

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2021, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2021. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

The Company is managed by FS/EIG Advisor, LLC, or FS/EIG Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the FS/EIG investment advisory agreement. FS/EIG Advisor oversees the management of the Company’s operations and is responsible for making investment decisions with respect to the Company’s portfolio. FS/EIG Advisor is jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments) and EIG Asset Management, LLC, or EIG.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of trustees may use any approved independent third-party pricing or valuation services. However, the Company’s board of trustees is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/EIG Advisor or any approved independent third-party valuation or pricing service that the Company’s board of trustees deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor, any approved independent third-party valuation services and the Company’s board of trustees may consider when determining the fair value of the Company’s investments.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

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

For the years ended December 31, 2021, 2020 and 2019 the Company recognized $0, $83 and $139, respectively, in structuring or other upfront fee revenue.

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

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2020 and 2019 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2021. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

Note 3. Share Transactions

Below is a summary of transactions with respect to the Company’s common shares during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	6,069,376	$21,135	6,420,185	$26,236	16,921,366	$101,727
Share Repurchase Program	—	—	(4,877,069)	(26,823)	(18,895,526)	(114,998)

Net Proceeds from Share Transactions	6,069,376	$21,135	1,543,116	$(587)	(1,974,160)	$(13,271)

During the period from January 1, 2022 to March 11, 2022, the Company issued 1,434,432 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,235 at an average price per share of $3.65.

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

The Company did not repurchase any shares pursuant to its share repurchase program during the year ended December 31, 2021. The following table provides information concerning the Company’s repurchases of common shares pursuant to its share repurchase program during the years ended December 31, 2020 and 2019:

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

There were no de minimis account liquidations during the year ended December 31, 2021. The following table summarizes the common shares repurchased by the Company relating to its de minimis account liquidations during the years ended December 31, 2020 and 2019:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 16, 2019	423,643	0.10%	$6.10	$2,584
March 31, 2019	April 11, 2019	297,672	0.07%	$6.20	1,846
June 30, 2019	August 8, 2019	312,841	0.07%	$6.20	1,940
September 30, 2019	October 17, 2019	490,174	0.11%	$5.85	2,868

Total		1,524,330			$9,238

Fiscal 2020
December 31, 2019	January 17, 2020	522,996	0.12%	$5.50	$2,876

Total		522,996			$2,876

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

FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the years ended December 31, 2021, 2020 and 2019, $1,439, $706 and $5,992, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.

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

The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the years ended December 31, 2021, 2020 and 2019:

	Source Agreement	Description	Year Ended December 31,
Related Party			2021	2020	2019
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$40,122	$48,323	$62,534
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$5,713	$6,579	$4,760

(1)

During the years ended December 31, 2021, 2020 and 2019, $39,812, $53,749 and $63,358, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above for the years ended December 31, 2021, 2020 and 2019 is shown net of $1,439, $706 and $5,992, respectively, in structuring or other upfront fees received by FS/EIG Advisor and offset against base management fees. As of December 31, 2021, $10,466 in base management fees were payable to FS/EIG Advisor.

(2)

During the years ended December 31, 2021, 2020 and 2019, $3,450, $3,821 and $2,914, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $4,849, $5,316 and $3,662, respectively, in administrative services expenses to FS/EIG Advisor, or its affiliates, during the years ended December 31, 2021, 2020 and 2019.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common shares during the years ended December 31, 2021, 2020 and 2019:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2019	$0.5000	$218,187
2020	$0.1733	$75,656
2021	$0.1200	$53,264

Although the Company’s board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company’s board of trustees has since declared three cash distributions in 2020 and four cash distributions in 2021, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the Company’s ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees. Furthermore, the JPMorgan Facility restricts the ability of the Company to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 for a discussion of the JPMorgan Facility.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the year ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)(2)	$53,264	100%	$63,272	84%	$217,484	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Return of capital	—	—	12,384	16%	—	—

Total	$53,264	100%	$75,656	100%	$217,484	100%

(1)

During the years ended December 31, 2021, 2020 and 2019, 74.1%, 72.7% and 92.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 18.5%, 13.7% and 3.0%, respectively, was attributable to paid-in-kind, or PIK, interest and 7.4%, 13.6% and 4.2%, respectively, was attributable to non-cash accretion of discount.

(2)	Of the distribution declared on December 30, 2020, $13,188 is treated as a distribution from 2021 tax-basis net investment income.

The Company’s net investment income on a tax basis for the years ended December 31, 2021, 2020 and 2019 was $80,892, $55,648 and $210,714, respectively. As of December 31, 2021 and 2020, the Company had $14,440 and $0, respectively, of undistributed ordinary income on a tax basis.

The Company has in the past and may experience additional restructurings or defaults in the future. Any restructuring or default may have an impact on the level of income received by the Company.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount, certain prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income and income recognized for GAAP purposes on certain transactions but not subject to tax or income recognized for tax purposes on certain transactions but not recognized for GAAP purposes. The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
GAAP-basis net investment income	$43,259	$82,447	$201,784
Reclassification of unamortized original issue discount and prepayment fees	(4,030)	(404)	(7,407)
GAAP vs. tax-basis impact of consolidation of certain subsidiaries	13,532	(5,565)	21,789
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	28,182	(24,640)	(10,863)
Other miscellaneous differences	(51)	3,810	5,411

Tax-basis net investment income	$80,892	$55,648	$210,714

The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the years ended December 31, 2021 and 2020, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $44,362 and $445,075, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

As of December 31, 2021 and 2020, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2021	2020
Distributable ordinary income	$14,440	$—
Accumulated capital losses(1)	(1,277,194)	(1,303,633)
Other temporary differences	(107)	(13,320)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(2)	(264,514)	(407,395)

Total	$(1,527,375)	$(1,724,348)

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $86,927 and $1,190,267, respectively.

(2)

As of December 31, 2021 and 2020, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $288,368 and $179,295, respectively, and the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $552,882 and $586,690, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,659,737 and $2,588,883 as of December 31, 2021 and 2020, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(264,514) and $(407,395) as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had deferred tax assets of $155,160 and $197,748, respectively, resulting primarily from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2021 and 2020, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $155,160 and $197,748, respectively. For the years ended December 31, 2021 and 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Financial Instruments

The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the years ended December 31, 2020 and 2019, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.

The Company’s fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. As of December 31, 2021 and 2020, the Company did not have any fixed price swap positions.

In addition, the Company entered into oil basis swap positions, which settled on the pricing index to basis differential of Argus Light Louisiana Sweet Crude Oil, or Argus LLS, to NYMEX WTI. As of December 31, 2021 and 2020, the Company did not have any oil basis swap positions for Argus LLS.

The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020		2019
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$19,313	$(5,982)	$5,078	$(13,787)
Swap Contracts—Natural Gas	937	(569)	375	684

Total	$20,250	$(6,551)	$5,453	$(13,103)

(1)	Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.

(2)	Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$832,257	$812,335	34%	$649,708	$607,338	28%
Senior Secured Loans—Second Lien	83,322	84,083	3%	277,018	276,312	13%
Senior Secured Bonds	77,266	81,646	3%	286,082	340,042	16%
Unsecured Debt	425,715	397,068	17%	245,180	134,560	6%
Preferred Equity	515,711	497,288	21%	689,253	471,077	22%
Sustainable Infrastructure Investments, LLC	54,514	50,770	2%	60,603	61,816	3%
Equity/Other	364,272	472,033	20%	367,561	290,331	12%

	$2,353,057	$2,395,223	100%	$2,575,405	$2,181,476	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of December 31, 2021, the Company held investments in four portfolio companies of which it is deemed to “control.” As of December 31, 2021, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the consolidated schedule of investments as of December 31, 2021.

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

The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2021, the Company had eight senior secured loan investments with aggregate unfunded commitments of $72,514 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2020, the Company had three senior secured loan investments with aggregate unfunded commitments of $19,403 and an unfunded commitment of $2,234 to contribute to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

During the year ended December 31, 2021, the Company’s debt and equity investments in Limetree Bay Ventures, LLC and Limetree Energy, LLC, or collectively Limetree, resulted in realized and unrealized losses of approximately $193,136. The losses are a result of a write-down of such investments due to the shut-down of Limetree’s refinery operations as a result of regulatory, operational and financial challenges. In July 2021, Limetree filed for bankruptcy. There is a substantial risk that no new cash flows will accrue to the Company’s investments in Limetree.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,071,201	44%	$1,080,577	50%
Midstream	893,004	37%	763,275	34%
Power	302,510	13%	131,356	6%
Service & Equipment	65,534	3%	131,571	6%
Industrials	12,204	1%	12,881	1%
Sustainable Infrastructure Investments, LLC(1)	50,770	2%	61,816	3%

Total	$2,395,223	100%	$2,181,476	100%

(1)	Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC

Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of December 31, 2021, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.

On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of December 31, 2021, total outstanding borrowings under the Seine Funding Facility were $318,894.

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)

Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Total investments(1)	$316,422	$442,916
Weighted average current interest rate on debt investments(2)	2.34%	2.24%
Number of portfolio assets in SIIJV	11	14
Largest investment in a single portfolio company(1)	$79,521	$84,914

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Sustainable Infrastructure Investments, LLC Portfolio

As of December 31, 2021

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.7%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$12,720	$12,720	$12,166
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		79,521	79,521	80,498
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		32,894	32,894	33,034
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,574	9,574	9,633
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		19,189	19,189	19,315
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		29,753	29,753	29,893
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,777	12,907	13,567
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,777	24,777	25,573
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	60,018
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		21,470	21,470	21,604

Total Senior Secured Loans—First Lien							302,805	305,301

Unsecured Debt—4.3%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		13,617	13,617	13,665

Total Unsecured Debt							13,617	13,665

TOTAL INVESTMENTS—100.0%							$316,422	$318,966

Percentages are shown as a percentage of total investments.

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2021, the three-month LIBOR was 0.21% and Canadian Dollar Offer Rate, or C, was 0.52%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Security is classified as Level 3.

(e)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2021.

(f)	Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

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

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month LIBOR was 0.24% and Canadian Dollar Offer Rate, or C, was 0.48%.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)

Below is selected balance sheet information for SIIJV as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$318,966	$441,132
Cash and other assets	67,611	71,809

Total assets	$386,577	$512,941

Debt	$318,894	$439,533
Other liabilities	1,464	1,527

Total liabilities	320,358	441,060

Member’s equity	$66,219	$71,881

Below is selected statement of operations information for SIIJV for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Selected Statement of Operations Information
Total investment income	$9,007	$18,426
Expenses
Interest expense	4,891	12,492
Administrative services	175	129
Custodian and accounting fees	175	157
Professional services	156	990
Other	23	—

Total expenses	5,420	13,768

Net investment income	3,587	4,658
Net realized and unrealized gain (loss)	4,276	(2,053)

Net increase in net assets resulting from operations	$7,863	$2,605

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of December 31, 2021 and 2020, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2021	December 31, 2020
Level 1—Price quotations in active markets	$11,797	$35,305
Level 2—Significant other observable inputs	761,944	192,366
Level 3—Significant unobservable inputs	1,621,482	1,953,805

Total	$2,395,223	$2,181,476

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the year ended December 31, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2021
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	2,639	1,389	34	131	5,312	—	455	9,960
Net realized gain (loss)	(8,208)	750	(100,555)	(41,422)	(156,872)	—	(13,037)	(319,344)
Net change in unrealized appreciation (depreciation)	6,597	4,014	(53,605)	61,751	199,753	(4,957)	185,848	399,401
Purchases	63,483	18,750	53,291	969	11,942	—	52,615	201,050
Paid-in-kind interest	12,160	—	—	8,373	7,283	—	—	27,816
Sales and repayments	(144,964)	(178,571)	(228,836)	(33,460)	(41,207)	(6,089)	(18,079)	(651,206)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(3,388)	$3,405	$355	$13,752	$30,286	$(4,957)	$166,497	$205,950

	For the Year Ended December 31, 2020
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$569,778	$533,234	$437,761	$149,300	$721,842	$—	$167,270	$2,579,185
Accretion of discount (amortization of premium)	1,712	453	961	450	21,276	—	—	24,852
Net realized gain (loss)	(125,577)	(482,045)	(96,598)	(44,131)	(3,249)	—	(207,995)	(959,595)
Net change in unrealized appreciation (depreciation)	45,240	180,705	57,797	(47,134)	(242,869)	1,213	146,304	141,256
Purchases	206,015	19,111	71,267	113,193	22,716	60,603	152,046	644,951
Paid-in-kind interest	4,599	—	4,489	5,939	15,369	—	—	30,396
Sales and repayments	(219,399)	(13,707)	(135,635)	(69,300)	(64,008)	—	(5,191)	(507,240)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(26,696)	$(2,678)	$49,569	$(48,822)	$(243,489)	$1,213	$13,569	$(257,334)

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2021 and 2020 were as follows:

Type of Investment	Fair Value at December 31, 2021	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$376,827	Market Comparables	Market Yield (%)	6.3% - 15.8%	9.1%
			EBITDA Multiples (x)	3.5x - 6.7x	4.6x
	34,195	Discounted Cash Flow	Discount Rate (%)	8.5% - 13.5%	10.8%
	3,053	Other(2)	Other(2)
Senior Secured Loans—Second Lien	84,083	Market Comparables	Market Yield (%)	7.0% - 10.5%	8.8%
Senior Secured Bonds	10,371	Market Comparables	Market Yield (%)	6.5% - 7.0%	6.8%
Unsecured Debt	64,046	Market Comparables	Market Yield (%)	8.9% - 9.9%	9.4%
	40,613	Other(2)	Other(2)
Preferred Equity	416,516	Market Comparables	Market Yield (%)	7.5% - 24.5%	14.9%
			EBITDA Multiples (x)	9.0x - 10.0x	9.5x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	80,772	Discounted Cash Flow	Discount Rate (%)	9.5% - 10.0%	9.8%
Sustainable Infrastructure Investments, LLC	50,770	Discounted Cash Flow	Discount Rate (%)	11.8% - 12.3%	12.0%
Equity/Other	444,610	Market Comparables	EBITDA Multiples (x)	2.8x - 10.5x	4.7x
			Production Multiples (Mboe/d)	$30,000.0 - $35,000.0	$32,500.0
			Proved Reserves Multiples (Mmboe)	10.0x - 11.5x	10.8x
			Production Multiples (MMcfe/d)	$2,900.0 - $3,200.0	$3,050.0
			Proved Reserves Multiples (Bcfe)	0.7x - 0.7x	0.7x
			PV-10 Multiples (x)	1.2x - 4.8x	2.8x
	3,195	Discounted Cash Flow	Discount Rate (%)	8.0% - 32.0%	23.3%
	6,385	Option Valuation Model	Volatility (%)	52.0% - 65.0%	63.6%
	6,046	Other(2)	Other(2)

Total	$1,621,482

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$450,698	Market Comparables	Market Yield (%)	6.8% - 26.3%	10.4%
			EBITDA Multiples (x)	2.3x - 6.7x	4.1x
	31,670	Discounted Cash Flow	Discount Rate (%)	10.0% - 12.5%	11.3%
Senior Secured Loans—Second Lien	237,751	Market Comparables	Market Yield (%)	8.0% - 15.3%	9.7%
Senior Secured Bonds	340,042	Market Comparables	Market Yield (%)	8.7% - 15.8%	12.6%
			EBITDA Multiples (x)	6.0x - 8.0x	7.0x
Unsecured Debt	81,442	Market Comparables	Market Yield (%)	9.8% - 11.5%	10.8%
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	26,875	Other(2)	Other(2)
Preferred Equity	5,354	Market Comparables	EBITDA Multiples (x)	6.0x - 10.5x	10.0x
	465,723	Discounted Cash Flow	Discount Rate (%)	7.5% - 50.3%	18.8%
Sustainable Infrastructure Investments, LLC	61,816	Discounted Cash Flow	Discount Rate (%)	10.8% - 11.3%	11.0%
Equity/Other	92,002	Market Comparables	EBITDA Multiples (x)	2.3x - 10.5x	4.6x
			Production Multiples (Mboe/d)	$26,500.0 - $31,500.0	$29,000.0
			Proved Reserves Multiples (Mmboe)	7.6x - 9.1x	8.4x
			Production Multiples (MMcfe/d)	$1,650.0 - $3,400.0	$2,923.6
			Proved Reserves Multiples (Bcfe)	0.4x - 0.7x	0.6x
			PV - 10 Multiples (x)	0.5x - 1.6x	1.0x
	3,695	Discounted Cash Flow	Discount Rate (%)	8.0% - 32.0%	24.0%
	3,877	Option Valuation Model	Volatility (%)	55.0% - 65.0%	60.0%
	152,860	Other(2)	Other(2)

Total	$1,953,805

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

Note 9. Financing Arrangements

The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of December 31, 2021 and 2020:

	As of December 31, 2021
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$286,667	$85,000	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023

Total			$775,667	$85,000

	As of December 31, 2020
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$416,667	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023

Total			$905,667	$—

(1)	The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)	LIBOR is subject to a 0.00% floor.

(3)

As of December 31, 2021 and 2020, the fair value of the Senior Secured Notes was approximately $510,511 and $473,166, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the years ended December 31, 2021, 2020 and 2019 the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2021			2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Facility(3)	$—	$—	$—	$13,882	$773	$14,655	$26,343	$481	$26,824
JPMorgan Facility	9,623	3,780	13,403	16,687	2,417	19,104	18,398	1,591	19,989
Senior Secured Notes	36,675	4,044	40,719	37,009	4,333	41,342	37,500	4,051	41,551

Total	$46,298	$7,824	$54,122	$67,578	$7,523	$75,101	$82,241	$6,123	$88,364

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2021 were $776,406 and 6.97%, respectively. As of December 31, 2021, the Company’s effective interest rate on borrowings was 6.07%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2020 were $1,062,486 and 7.07%, respectively. As of December 31, 2020, the Company’s effective interest rate on borrowings was 5.52%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. As a result of the COVID-19 pandemic, global lockdowns and negotiations regarding production levels between oil producing countries in 2020, the Company sold certain investments to satisfy certain margin obligations, and if such market conditions recur or worsen, the Company may need to sell additional investments at similarly or even more disadvantageous prices, or enter into other transactions on terms that are disadvantageous to the Company, to satisfy obligations under its financing arrangements. The Company did not comply with covenants under certain of its financing arrangements relating to the Company’s level of shareholder equity as of March 31, 2020. Accordingly, in early April 2020, the Company obtained waivers from the other parties to the applicable financing arrangements to satisfy those covenants. The Company was otherwise in compliance with all covenants required by its financing arrangements as of March 31, 2020. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2021 and 2020.

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

JPMorgan Facility

On August 16, 2018, the Company entered into that certain Senior Secured Credit Agreement, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, or as amended, the JPMorgan Facility. The JPMorgan Facility provides for borrowings in an aggregate amount of up to $371,667, consisting of (i) up to $140,000 of revolving loans available in U.S. dollars and certain agreed upon foreign currencies and (ii) $231,667 of term loans in U.S. dollars. The JPMorgan Facility provides for a revolving period through February 16, 2022, during which the Company is permitted to borrow, repay and re-borrow the revolving loans. Obligations under the JPMorgan Facility mature on February 16, 2023.

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

The Company incurred costs in connection with obtaining the JPMorgan Facility and its amendments to date, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2021, $2,036 of such deferred financing costs had yet to be amortized to interest expense.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the Notes, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Notes. As of December 31, 2021, $3,350 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the Notes, the Company has charged a discount against the carrying amount of such notes. As of December 31, 2021, $3,213 of such discount had yet to be amortized to interest expense.

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

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2021, 2020, 2019, 2018 and 2017.

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit (Exclude Bank Loans)(3)
2017	$1,220,000	3.43	—	N/A
2018	$1,131,667	3.34	—	N/A
2019	$1,236,667	2.92	—	N/A
2020	$905,667	2.58	—	N/A
2021	$775,667	3.07	—	N/A

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2021, 2020, 2019, 2018 and 2017.

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data:(1)
Net asset value, beginning of year	$3.25	$5.43	$6.01	$6.65	$7.61
Results of operations(2)
Net investment income	0.09	0.19	0.46	0.42	0.65
Net realized and unrealized appreciation (depreciation) on investments, swaps and gain/loss on foreign currency	0.37	(2.20)	(0.54)	(0.56)	(0.90)

Net increase (decrease) in net assets resulting from operations	0.46	(2.01)	(0.08)	(0.14)	(0.25)

Shareholder distributions(3)
Distributions from net investment income	(0.12)	(0.14)	(0.50)	(0.50)	(0.71)
Distributions representing return of capital	—	(0.03)	—	—	(0.00)

Net decrease in net assets resulting from shareholder distributions	(0.12)	(0.17)	(0.50)	(0.50)	(0.71)

Net asset value, end of year	$3.59	$3.25	$5.43	$6.01	$6.65

Shares outstanding, end of year	446,089,499	440,020,123	438,477,007	440,451,167	446,045,135

Total return(4)	14.22%	(37.68)%	(1.83)%	(2.49)%	(3.65)%

Total return (without assuming reinvestment of distributions)(4)	14.15%	(37.02)%	(1.33)%	(2.11)%	(3.29)%

Ratio/Supplemental Data:
Net assets, end of year	$1,602,323	$1,428,577	$2,379,605	$2,648,186	$2,966,042
Ratio of net investment income to average net assets(5)	2.77%	4.82%	7.76%	6.40%	8.82%
Ratio of total expenses to average net assets(5)	6.96%	8.20%	6.54%	5.19%	4.94%
Portfolio turnover	44.25%	26.54%	32.88%	51.25%	34.08%
Total amount of senior securities outstanding, exclusive of treasury securities(6)	$775,667	$905,667	$1,236,667	$1,131,667	$1,220,000
Asset coverage per unit(7)	3.07	2.58	2.92	3.34	3.43

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable year.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable year.

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

FS Energy and Power Fund

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

(5)

Weighted average net assets during the applicable years are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Ratio of subordinated income incentive fees to average net assets	—	—	—	—	0.32%
Ratio of interest expense to average net assets	3.46%	4.39%	3.40%	2.30%	1.52%

(6)	Total amount of each class of senior securities outstanding at the end of the year presented.

(7)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 13. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2021 and 2020. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment income	$35,699	$37,891	$38,956	$38,161
Operating expenses
Total expenses	27,036	26,143	26,204	29,504
Less: Management fee offset	(90)	(1,026)	(321)	(2)

Net expenses	26,946	25,117	25,883	29,502

Net investment income	8,753	12,774	13,073	8,659
Realized and unrealized gain (loss)	14,543	50,598	(33,652)	131,127

Net increase (decrease) in net assets resulting from operations	$23,296	$63,372	$(20,579)	$139,786

Per share information—basic and diluted
Net investment income	$0.01	$0.03	$0.03	$0.02

Net increase (decrease) in net assets resulting from operations	$0.05	$0.14	$(0.05)	$0.32

Weighted average shares outstanding	445,986,315	444,498,317	443,011,321	441,521,922

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

Per share information—basic and diluted
Net investment income	$0.05	$0.02	$0.02	$0.09

Net increase (decrease) in net assets resulting from operations	$(0.00)	$(0.01)	$(0.24)	$(1.75)

Weighted average shares outstanding	439,914,053	438,305,464	436,770,076	435,458,944

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2021 and 2020. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2021, 83.1% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)

3.2	Amendment No. 1 to the Third Amended and Restated Declaration of Trust of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.2 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on August 10, 2017.)

3.3	Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)

4.1	Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)

4.2	Indenture, dated August 16, 2018, by and between FS Energy and Power Fund, U.S. Bank National Association, as trustee, and the guarantors named therein. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

4.3	Form of 7.500% Senior Secured Notes due 2023 (included as Exhibit A to Exhibit 4.1 hereto) (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

4.4*	Description of Securities

10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Energy and Power Fund and FS/EIG Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2018.)

10.2	Custodian Agreement, dated as of November 14, 2011, by and between State Street Bank and Trust Company and FS Energy and Power Fund. (Incorporated by reference to Exhibit 10.6 to FS Energy and Power Fund’s Quarterly Report on Form 10-Q filed on November 14, 2011.)

10.3	Senior Secured Credit Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

10.4	Amendment No. 1 and Waiver, dated as of April 9, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on April 9, 2020.)

10.5	Amendment No. 2, dated as of July 6, 2020, among FS Energy and Power Fund, each of the subsidiary guarantors party thereto, each of the lenders and conduit support providers party thereto, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on July 21, 2020.)

10.6	Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

10.7	Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)

21.1*	Subsidiaries of FS Energy and Power Fund.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS ENERGY AND POWER FUND
Date: March 11, 2022	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 11, 2022	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)

Date: March 11, 2022	/s/ Edward T. Gallivan, Jr.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 11, 2022	/s/ R. Blair Thomas
R. Blair Thomas Trustee

Date: March 11, 2022	/s/ Sidney Brown
Sidney Brown Trustee

Date: March 11, 2022	/s/ Gregory P. Chandler
Gregory P. Chandler Trustee

Date: March 11, 2022	/s/ Richard Goldstein
Richard Goldstein Trustee

Date: March 11, 2022	/s/ Kathleen A. McGinty
Kathleen A. McGinty Trustee

Date: March 11, 2022	/s/ Charles P. Pizzi
Charles P. Pizzi Trustee

Date: March 11, 2022	/s/ Pedro A. Ramos
Pedro A. Ramos Trustee