Form 10-K/A
period 2021-12-31
FS Energy & Power Fund
filed 2022-04-29
CIK 1501729

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

There is no established market for the Registrant’s common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $4.00 per share.

There were 447,523,876.779 shares of the Registrant’s common shares of beneficial interest outstanding as of April 1, 2022.

Documents Incorporated by Reference

None.

Explanatory Note

FS Energy and Power Fund (the “Company”), which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference by this Amendment in reliance on General Instruction G(3) to Form 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.

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

ENDED DECEMBER 31, 2021

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

NAME	AGE	TRUSTEE SINCE	EXPIRATION OF TERM
Interested Trustees(1)
Michael C. Forman	61	2010	2022
R. Blair Thomas	59	2019	2022
Independent Trustees
Sidney R. Brown	65	2011	2022
Gregory P. Chandler	55	2010	2022
Richard I. Goldstein	61	2011	2022
Kathleen A. McGinty	58	2020	2022
Charles P. Pizzi	71	2012	2022
Pedro A. Ramos	57	2018	2022

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Thomas are each an “interested person” because of their affiliation with the Advisor.

Interested Trustees

Michael C. Forman is chairman and chief executive officer of Franklin Square Holdings, LP (“FS Investments”) and has been leading FS Investments since its founding in 2007. Mr. Forman has served as the Company’s chairman and chief executive officer since its inception in September 2010 and as the chairman and chief executive officer of the Company’s former investment adviser, FS Investment Advisor, LLC, since its inception in September 2010. He has also served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the other funds sponsored by FS Investments and its affiliates. Mr. Forman has served as a member of the board of directors of FS KKR Capital Corp. (“FSK”) since 2007, FS Credit Opportunities Fund since 2013, FS Series Trust since 2017, FS Credit Income Fund since 2016 and FS Credit Real Estate Income Trust, Inc. since 2017. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of several civic and charitable boards, including the Barnes Foundation (Corporate Leadership Board member), Children’s Hospital of Philadelphia (corporate council member), Drexel University and the Center City District Foundation. He is a founding member of the Philadelphia Equity Alliance. Mr. Forman serves as co-chair of the capital campaign of the Philadelphia School. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.

R. Blair Thomas has served as a trustee of the Company since September 2019. Mr. Thomas is the chief executive officer of EIG Global Energy Partners (“EIG”), as well as chairman of the investment committee and executive committee of EIG. EIG was formerly part of Trust Company of the West, where Mr. Thomas was a group managing director and a member of the board of directors of TCW Asset Management Company. Prior to joining EIG in 1998, Mr. Thomas was a senior investment officer with the Inter-American Development Bank and a project finance attorney at the law firm of Brown & Wood in New York. Mr. Thomas also served on the White House staff of President George H. W. Bush as an advisor on energy and budget policy. Mr. Thomas received a BA from the University of Virginia, a JD from New York Law School and an LLM from Georgetown University Law Center. Mr. Thomas is also the chairman of the board of directors of Harbour Energy plc (HBR.L) and Prumo Logistica S.A. and is a member of the board of directors of 8Minute Solar Energy and Highly Innovative Fuels S.A.

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

Gregory P. Chandler has been chief financial officer of Herspiegel Consulting LLC (“Herspiegel”), a leading pharmaceutical and biotech consulting firm, since December 2020. Prior to Herspiegel, Mr. Chandler acted as chief financial officer of Avocado Systems Inc., a cybersecurity provider, from December 2019 to November 2020, and chief financial officer of Emtec, Inc. (“Emtec”), a global information technology services provider, from May 2009 to April 2020. Mr. Chandler has also been a member of Emtec’s board of trustees since 2005 where he served as chairman of the audit committee from 2005 through 2009. He was a member of the board of directors of FSK from April 2008 through December 2018, and served as chairman of its audit committee and as a member of its valuation committee. Mr. Chandler also presently serves as trustee and chairman of the audit committee of the RBB Funds and the Wilmington Funds. Mr. Chandler’s degrees include a B.S. in Engineering from the United States Military Academy at West Point and an M.B.A. from Harvard Business School. He is also a Certified Public Accountant (inactive). Mr. Chandler began his career as an officer in the United States Army. After business school he spent four years with PricewaterhouseCoopers LLP (“PwC”), and its predecessor, Coopers and Lybrand, where he assisted companies in the “Office of the CFO Practice” and also worked as a certified public accountant. During his tenure at PwC he spent the majority of his time in the investment company practice. He also was an Investment Banker for 10 years leading the Business and IT services practice at Janney Montgomery Scott LLC prior to his CFO positions.

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

Richard I. Goldstein has served as the Company’s lead independent trustee since March 2015. Mr. Goldstein also serves as a member of the board of directors of FSK and has served in such roles since April 2015. He currently acts as chief operating officer of Radius Global Infrastructure Inc. since 2020 and also has served as a managing trustee of Liberty Associated Partners, LP (“LAP”), since 2000 and Associated Partners, LP (“AP”), since 2006, both investment funds that make private and public market investments in communications, media, internet and energy companies. Prior to joining LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc. (“AGI”), a multi-billion dollar publicly traded owner and operator of communications related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a trustee, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein has also served as a trustee of Ubiquia since 2017. He also served as a member of the board of trustees of The Shipley School from 2009 through 2014 and has counseled many early- stage companies. Mr. Goldstein received a B.S. in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

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

Charles P. Pizzi is the retired president, trustee and chief executive officer of Tasty Baking Company, manufacturer of Tastykake branded snack cakes. He served in these positions from 2002 to May 2011. Prior to leading Tasty Baking Company, Mr. Pizzi served as president and chief executive officer of the Greater Philadelphia Chamber of Commerce, vice chairman of the American Chamber of Commerce Executives and chairman of the Metro Council of Presidents. His career also includes work with the transition teams for the former Pennsylvania Governor Tom Ridge and the former Philadelphia Mayor Ed Rendell. Mr. Pizzi has also served as Commerce Director for the City of Philadelphia. He has been a trustee of Brandywine Realty Trust since 1996, serving on the Nominating and Governance Committee and as a Chair of the Compensation Committee, the chairman of the board of trustees of Independence Health Group where he has been a member since 1991, and trustee of Pennsylvania Real Estate Investment Trust since May 2013. He is also a trustee of Mistras Group Inc., a multinational provider of integrated technology-enabled asset protection solutions, since 2020. He was a trustee of the Federal Reserve Bank of Philadelphia from 2006 to December 2011, serving as Chairman from January 2010 to December 2011. He also previously served as a trustee of the Philadelphia Stock Exchange from 1998 until it was acquired by NASDAQ in July 2008, on the board of governors of NASDAQ OMX PHLX, Inc. from August 2008 to March 2009 and as a trustee of Allied Security Holdings LLC from 2011 to 2016. Mr. Pizzi holds a bachelor’s degree from LaSalle University and a master’s degree from the University of Pennsylvania.

Mr. Pizzi has significant experience as an executive and trustee at various companies and governmental organizations. This experience has provided Mr. Pizzi, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Pedro A. Ramos has served as the president and chief executive officer of The Philadelphia Foundation, or TPF, since August 2015, a charitable foundation that builds, manages and distributes philanthropic resources to improve lives in the greater Philadelphia region. Prior to joining TPF, he was a partner with the law firm of Schnader, Harrison, Segal & Lewis LLP (“Schnader”) where he advised clients in the business, nonprofit and government sectors, focusing on transactions, financings, compliance, risk management and investigations. From June 2009 until the firm’s attorneys joined Schnader in August 2013, Mr. Ramos was a partner with the law firm of Trujillo, Rodriguez & Richards, LLC and led the firm’s government, education and social sector practice. From June 2007 to June 2009, Mr. Ramos was a partner with the law firm of Blank Rome LLP in its employment, benefits and labor group and its government relations practice. Mr. Ramos previously served as the Managing Director of the City of Philadelphia from April 2005 to June 2007 and as the City Solicitor from March 2004 to April 2005. Before working for the City of Philadelphia, Mr. Ramos served as vice president and chief of staff to the president of the University of Pennsylvania from January 2002 to March 2004. From September 1992 to January 2002, Mr. Ramos served as an associate and partner with the law firm of Ballard Spahr Andrews & Ingersoll, LLP in its employee benefits group. From November 2011 to October 2013, Mr. Ramos served as the chairman of the School Reform Commission, which oversaw the School District of Philadelphia. Mr. Ramos served on the Board of the School District of Philadelphia from December 1995 through December 2001, with his last two years as president of that board.

Mr. Ramos has served as a director of Independence Health Group, Inc. since March 2015, and prior to mergers served as a director of AmeriGas Propane, Inc. (NYSE: APU) from September 2015 to August 2019, and trustee of FS Investment Corporation (NYSE: FSIC) from September 2013 to December 2018. A civic leader, Mr. Ramos has served as a member of the executive committee and a director of the Greater Philadelphia Chamber of Commerce since October 2017.

Mr. Ramos’ extensive service in the private and public sectors has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	61	Chief Executive Officer
Eric Long	52	President
David Weiser	41	Chief Investment Officer
Edward T. Gallivan, Jr.	60	Chief Financial Officer and Treasurer
James Beach	35	Chief Operating Officer
Stephen S. Sypherd	45	General Counsel
James F. Volk	59	Chief Compliance Officer

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

James Beach has served as the Company’s chief operating officer since June 2020. Mr. Beach is also a managing director of FS Investments, which he joined in 2010. He is one of the persons responsible for fund administration and portfolio management, including valuation, forecasting, and management reporting. Prior to joining FS Investments, Mr. Beach was an investment banking analyst at Ewing Bemiss & Co. Mr. Beach received his B.A. in Economics from the University of Richmond and a general course certificate from the London School of Economics. Mr. Beach holds the CFA Institute’s Chartered Financial Analyst designation.

Stephen S. Sypherd serves as the Company’s general counsel. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of certain of the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the audit and advancement and governance committees of that board).

James F. Volk has served as the Company’s chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PwC. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is currently an inactive Certified Public Accountant.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Corporate Governance portion of the Company’s website at https://fsinvestments.com/investments/fsep-corporate-governance/. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Shareholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee

The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Chandler (Chairman), Pizzi and Ramos, each an Independent Trustee. The Board has determined that Mr. Chandler is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Corporate Governance portion of Company’s website at https://fsinvestments.com/investments/fsep-corporate-governance/.

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

Trustee Compensation

The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Advisor. Trustees who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson. These trustees are Ms. McGinty and Messrs. Brown, Chandler, Goldstein, Pizzi and Ramos. Mr. Goldstein also receives an annual retainer for his service as lead Independent Trustee.

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

The table below sets forth the compensation received by each of the Company’s trustees for service during the fiscal year ended December 31, 2021. Our trustees do not receive any retirement benefits from us.

Name of Trustee	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
Michael C. Forman(1)	—	—
R. Blair Thomas(1)	—	—
Sidney R. Brown	$111,000	$111,000
Gregory P. Chandler	$140,500	$140,500
Richard I. Goldstein	$161,500	$161,500
Kathleen A. McGinty	$113,500	$113,500
Charles P. Pizzi	$131,500	$131,500
Pedro A. Ramos	$120,500	$120,500

(1)	Messrs. Forman and Thomas do not receive fees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 1, 2022, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and trustees as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 1, 2022.

	Shares Beneficially Owned as of April 1, 2022
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	446,793.656		*
R. Blair Thomas	—	—
Independent Trustees:
Sidney R. Brown(4)	64,870.090		*
Gregory P. Chandler(5)	29,461.414		*
Richard I. Goldstein	43,992.788		*
Kathleen A. McGinty	—	—
Charles P. Pizzi	22,003.792		*
Pedro A. Ramos	—	—
Executive Officers:
Eric Long	—	—
Edward T. Gallivan, Jr.	5,171.140		*
David Weiser	—	—
James Beach	2,114.739		*
Stephen S. Sypherd(6)	7,920.475		*
James F. Volk	2,212.759		*
All Trustees and Executive Officers as a group (14 persons)	624,540.853		*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

(2)	Based on a total of 447,523,876.779 Shares issued and outstanding on April 1, 2022.
(3)	Includes 270,905.320 Shares held through MCFDA SCV LLC, 11,342.880 Shares held for the benefit of minor children in trust and 164,545.456 Shares held by FSH Seed Capital Vehicle I LLC.
(4)	Includes 28,055.556 Shares held by NFI International, Ltd., a company of which Mr. Brown is a principal interest holder, and 36,814.534 Shares held in trust.
(5)	All Shares held in 401(k) account.
(6)	All Shares held in a joint account with spouse.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

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

Compensation of the Investment Adviser

Pursuant to the Investment Advisory and Administrative Services Agreement, the Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. Pursuant to a letter dated May 13, 2020 (the “May Letter”), the Advisor elected to defer the payment of 74.9% of the base management fee to which it was entitled for the investment advisory services provided during the quarterly period ended March 31, 2020 and thereafter until the Advisor notified the Company that it no longer intends to defer payments. Pursuant to the May Letter, the Advisor agreed that it would take the deferred payment for any quarter upon the earlier of (1) the date provided by the Advisor in a written notice to the Company and (2) the end of the third full calendar quarter following the quarter in which the provision of services to which such deferred payment relates. Pursuant to the May Letter, the deferred payment for any quarter was deferred without interest and could be taken in such other quarter, in whole or in part, as the Advisor determined. The Advisor has received the deferred payments for the quarters ended March 31, 2020 and June 30, 2020 and elected not to defer the base management fee for the quarters ended September 30, 2020 and December 31, 2020. In addition, on February 26, 2021, the Advisor notified the Company that it no longer intends to defer the payment of any portion of the management fee pursuant to the May Letter.

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

The Advisor may receive structuring or other upfront fees from portfolio companies in which the Advisor has caused the Company to invest. The Advisor has agreed to offset the amount of any structuring or other upfront fees received by the Advisor against the management fees payable by the Company under the Investment Advisory and Administrative Services Agreement. During the years ended December 31, 2021 and 2020, $1,439 and $706 (dollars in thousands), respectively, of structuring or other upfront fees received by the Advisor were offset against management fees.

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

The following table describes the fees and expenses accrued under the Investment Advisory and Administrative Services Agreement during the years ended December 31, 2021 and 2020 (dollar amounts in the table below and the related notes are presented in thousands):

Related Party	Source Agreement	Description	Year Ended December 31, 2021	Year Ended December 31, 2020
The Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$40,122	$48,323
The Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$5,713	$6,579

(1)

During the years ended December 31, 2021 and 2020, $39,812 and $53,749, respectively, in base management fees were paid to the Advisor. The base management fee amount shown in the table above for the years ended December 31, 2021 and 2020 is shown net of $1,439 and $706, respectively, in structuring or other upfront fees received by the Advisor and offset against base management fees. As of December 31, 2021, $10,466 in base management fees were payable to the Advisor.

(2)

During the years ended December 31, 2021 and 2020, $3,450 and $3,821, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses. The Company paid $4,849 and $5,316, respectively, in administrative services expenses to the Advisor, or its affiliates, during the years ended December 31, 2021 and 2020.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013 (the “Order”), the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Company’s former investment adviser, including FS KKR Capital Corp. Effective April 9, 2018 (the “JV Effective Date”), and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds (the “EIG Order”).

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

Fees to Auditors

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by RSM, LLP for professional services performed for the fiscal years ended December 31, 2021 and 2020:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2021	$457,091	—	—	—
2020	$465,551	—	—	—

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

Date: April 29, 2022	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2022	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Trustee

Date: April 29, 2022	/s/ EDWARD T. GALLIVAN, JR. Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2022	/s/ ROBERT BLAIR THOMAS Robert Blair Thomas President and Trustee

Date: April 29, 2022	/s/ SIDNEY R. BROWN Sidney R. Brown Trustee

Date: April 29, 2022	/s/ GREGORY P. CHANDLER Gregory P. Chandler Trustee

Date: April 29, 2022	/s/ RICHARD I. GOLDSTEIN Richard I. Goldstein Trustee

Date: April 29, 2022	/s/ KATHLEEN A. MCGINTY Kathleen A. McGinty Trustee

Date: April 29, 2022	/s/ CHARLES P. PIZZI Charles P. Pizzi Trustee

Date: April 29, 2022	/s/ PEDRO A. RAMOS Pedro A. Ramos Trustee