Form 10-Q
period 2022-03-31
FS Energy & Power Fund
filed 2022-05-10
CIK 1501729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 448,830,118 common shares of beneficial interest outstanding as of May 10, 2022.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Energy and Power Fund

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,861,075 and $1,961,617, respectively)	$2,072,917	$2,037,956
Non-controlled/affiliated investments (amortized cost—$185,470 and $200,189, respectively)	217,240	175,908
Controlled/affiliated investments (amortized cost—$168,380 and $191,251, respectively)	182,215	181,359

Total investments, at fair value (amortized cost—$2,214,925 and $2,353,057, respectively)	2,472,372	2,395,223
Cash	93,452	33,879
Receivable for investments sold and repaid	—	4,975
Interest receivable	19,113	26,242
Prepaid expenses and other assets	88	156

Total assets	$2,585,025	$2,460,475

Liabilities
Payable for investments purchased	$—	$49,500
Credit facilities payable (net of deferred financing costs of $1,131 and $2,036, respectively)(1)	304,545	284,631
Secured note payable (net of deferred financing costs of $2,815 and $3,350, respectively)(1)	461,202	482,437
Unrealized depreciation on swap contracts	3,482	—
Swap income payable	416	—
Shareholder distributions payable	13,426	13,388
Management fees payable	10,037	10,466
Administrative services expense payable	1,405	1,324
Interest payable	4,702	14,170
Trustees’ fees payable	227	200
Other accrued expenses and liabilities	1,668	2,036

Total liabilities	801,110	858,152

Commitments and contingencies(2)
Shareholders’ equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 447,523,931 and 446,089,499 shares issued and outstanding, respectively	448	446
Capital in excess of par value	3,134,485	3,129,252
Accumulated earnings (deficit)	(1,351,018)	(1,527,375)

Total shareholders’ equity	1,783,915	1,602,323

Total liabilities and shareholders’ equity	$2,585,025	$2,460,475

Net asset value per common share at period end	$3.99	$3.59

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 10 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Investment income
From non-controlled/unaffiliated investments:
Interest income	$23,140	$26,059
Paid-in-kind interest income	4,423	8,339
Fee income	1,233	516
From non-controlled/affiliated investments:
Interest income	1,910	1,086
Paid-in-kind interest income	35	72
Dividend income	1,726	—
From controlled/affiliated investments:
Interest income	2,037	2,020
Paid-in-kind interest income	670	69
Dividend income	735	—

Total investment income	35,909	38,161

Operating expenses
Management fees	10,735	10,650
Administrative services expenses	1,420	1,581
Share transfer agent fees	720	718
Accounting and administrative fees	177	186
Interest expense(1)	13,694	15,490
Trustees’ fees	227	207
Other general and administrative expenses	1,444	672

Total operating expenses	28,417	29,504
Less: Management fee offset(2)	(698)	(2)

Net expenses	27,719	29,502

Net investment income	8,190	8,659

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(16,664)	(440)
Non-controlled/affiliated	(12,380)	—
Net realized gain (loss) on swap contracts	(416)	—
Net realized gain (loss) on debt extinguishment	(746)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	135,503	149,226
Non-controlled/affiliated	56,051	(6,441)
Controlled/affiliated	23,727	(11,222)
Net change in unrealized appreciation (depreciation) on swap contracts	(3,482)	—
Net change in unrealized gain (loss) on foreign currency	—	4

Total net realized and unrealized gain (loss)	181,593	131,127

Net increase (decrease) in net assets resulting from operations	$189,783	$139,786

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.42	$0.32

Weighted average shares outstanding	447,404,395	441,521,922

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operations
Net investment income	$8,190	$8,659
Net realized gain (loss) on investments, swap contracts and debt extinguishment	(30,206)	(440)
Net change in unrealized appreciation (depreciation) on investments	215,281	131,563
Net change in unrealized appreciation (depreciation) on swap contracts	(3,482)	—
Net change in unrealized gain (loss) on foreign currency	—	4

Net increase (decrease) in net assets resulting from operations	189,783	139,786

Shareholder distributions(1)
Distributions to shareholders	(13,426)	(13,249)

Net decrease in net assets resulting from shareholder distributions	(13,426)	(13,249)

Capital share transactions(2)
Reinvestment of shareholder distributions	5,235	5,341

Net increase in net assets resulting from capital share transactions	5,235	5,341

Total increase (decrease) in net assets	181,592	131,878
Net assets at beginning of period	1,602,323	1,428,577

Net assets at end of period	$1,783,915	$1,560,455

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s common share transactions.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$189,783	$139,786
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(122,503)	(145,199)
Paid-in-kind interest	(5,128)	(8,480)
Proceeds from sales and repayments of investments	238,748	253,939
Net realized (gain) loss on investments	29,044	440
Net change in unrealized (appreciation) depreciation on investments	(215,281)	(131,563)
Net change in unrealized (appreciation) depreciation on swap contracts	3,482	—
Accretion of discount	(2,029)	(3,526)
Amortization of deferred financing costs and discount	2,185	3,084
(Increase) decrease in receivable for investments sold and repaid	4,975	7,691
(Increase) decrease in interest receivable	7,129	9,527
(Increase) decrease in prepaid expenses and other assets	68	80
Increase (decrease) in payable for investments purchased	(49,500)	10,474
Increase (decrease) in swap income payable	416	—
Increase (decrease) in management fees payable	(429)	492
Increase (decrease) in administrative services expense payable	81	617
Increase (decrease) in interest payable(1)	(9,468)	(8,924)
Increase (decrease) in trustees’ fees payable	27	15
Increase (decrease) in other accrued expenses and liabilities	(368)	259

Net cash provided by (used in) operating activities	71,232	128,712

Cash flows from financing activities
Shareholder distributions paid	(8,153)	(7,847)
Borrowings under credit facilities(1)	29,009	—
Repayments of credit facilities(1)	(10,000)	(185,000)
Repayments under senior secured notes(1)	(22,383)	—
Deferred financing costs paid	(132)	(128)

Net cash provided by (used in) financing activities	(11,659)	(192,975)

Total increase (decrease) in cash	59,573	(64,263)
Cash at beginning of period	33,879	142,536

Cash at end of period	$93,452	$78,273

Supplemental disclosure
Reinvestment of shareholder distributions	$5,235	$5,341

Non-cash purchases of investments	$(1,587)	$(30,790)

Non-cash sales of investments	$1,587	$30,790

Excise and state taxes paid	$846	$—

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2022 and 2021, the Company paid $20,977 and $21,330, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments

As of March 31, 2022

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—39.1%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	$22,259	$19,608	$19,380
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	14,602	14,602	12,713
Allied Downhole Technologies, LLC	(f)(s)(y)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/22	7,939	7,939	7,939
Allied Downhole Technologies, LLC	(e)(s)(y)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/22	2,500	2,500	2,500
Allied Wireline Services, LLC	(f)(s)(y)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	58,080	58,080	48,738
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	5/6/22	261	261	261
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,579	38,104	39,153
Cimarron Energy Inc.	(f)(m)(o)(s)	Service & Equipment	L+900	1.0%	12/31/24	7,500	7,126	4,256
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(s)(v)	Upstream	10.5%		12/31/23	100,000	20,927	37,511
CPV Maryland, LLC		Power	L+400	1.0%	5/11/28	15,353	15,187	15,199
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,583	22,601
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	29,790	29,389	28,872
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	82,367	80,319	83,396
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	28,957	28,489	30,576
GasLog Ltd.	(k)(s)	Midstream	L+775		3/31/29	14,648	14,542	14,539
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,817	7,667	7,817
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	163	160	163
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	7,481	7,376	7,472
Lucid Energy Group II Borrower LLC		Midstream	L+425	0.8%	11/22/28	24,938	24,760	24,826
Medallion Midland Acquisition LP		Midstream	L+375	0.8%	10/18/28	7,980	7,942	7,915
MRP CalPeak Holdings, LLC	(s)	Power	L+500	1.5%	1/27/25	12,804	12,804	12,804
MRP West Power Holdings II, LLC	(s)	Power	L+500	1.5%	1/27/25	13,849	13,849	13,849
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		12/31/23	42,333	42,306	42,040
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	14,621	14,526	14,789
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	15,379	15,379	15,556
Oryx Midstream Services Permian Basin LLC	(f)	Midstream	L+325	0.5%	10/5/28	32,918	32,762	32,694
Parkway Generation LLC		Power	L+475	0.8%	2/18/29	6,140	6,079	6,018
Parkway Generation LLC		Power	L+475	0.8%	2/18/29	43,860	43,421	43,037
Permian Production Holdings, LLC	(f)(s)(x)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	5,426	4,658	5,426
Pinnacle Midland Gas Holdco LLC	(s)	Midstream	L+675	1.0%	12/9/26	5,385	5,309	5,347
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/9/26	6,462	6,462	6,416
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.4%, 9.1% PIK (9.5% Max PIK)		8/22/25	11,838	11,838	11,519
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,469	3,469	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/25	2,709	2,709	—
Potomac Energy Center, LLC	(s)	Power	L+600	0.5%	11/10/26	58,754	57,654	58,115

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Traverse Midstream Partners LLC		Midstream	S+425	1.0%	9/27/24	$31,615	$31,693	$31,536
Warren Resources, Inc.	(s)(y)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,405	23,405	23,405

Total Senior Secured Loans—First Lien							735,884	738,378
Unfunded Loan Commitments							(41,652)	(41,652)

Net Senior Secured Loans—First Lien							694,232	696,726

Senior Secured Loans—Second Lien—7.3%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,805	20,200
ERA II Minerals, LLC	(f)(s)	Upstream	S+625	0.8%	3/7/27	40,000	39,500	39,500
Olympus Energy, LLC	(f)(s)	Upstream	L+750	1.0%	7/23/26	22,500	22,500	22,684
Olympus Energy, LLC	(e)(s)	Upstream	L+750	1.0%	7/23/26	7,500	7,500	7,562
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,516	13,561
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,507
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,183	14,392
Tenrgys, LLC	(n)(s)	Upstream	L+750	1.0%	3/17/27	20,000	20,000	20,000

Total Senior Secured Loans—Second Lien							138,509	139,406
Unfunded Loan Commitments							(9,005)	(9,005)

Net Senior Secured Loans—Second Lien							129,504	130,401

Senior Secured Bonds—4.8%
Great Western Petroleum, LLC	(f)(x)	Upstream	12.0%		9/1/25	55,096	53,985	61,848
SM Energy Co.	(k)	Upstream	10.0%		1/15/25	12,000	13,234	13,114
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,029	10,490

Total Senior Secured Bonds							77,248	85,452

Unsecured Debt—21.4%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	42,096
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	22,239	23,113	21,961
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	16,825	17,877	16,929
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	11,000	11,121	11,360
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	23,365	24,663	24,939
Endeavor Energy Resources, L.P.		Upstream	5.8%		1/30/28	31,299	32,967	32,391
EnLink Midstream, LLC	(k)	Midstream	5.4%		6/1/29	6,000	6,264	5,995
EnLink Midstream, LLC	(f)(k)	Midstream	5.6%		1/15/28	5,881	6,317	6,007
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	67,889	67,434	67,889
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,103	10,746

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	$19,125	$18,638	$16,868
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	8,750	9,743	9,602
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,610	31,441
SM Energy Co.	(k)	Upstream	5.6%		6/1/25	8,000	8,038	8,000
Southwestern Energy Co.		Upstream	5.4%		2/1/29	18,928	19,707	19,190
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	17,690	18,344	16,608
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	23,261	23,810	23,217
Tallgrass Energy Partners, LP	(f)	Midstream	7.5%		10/1/25	15,424	16,534	16,270

Total Unsecured Debt							384,783	381,509

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—27.1%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$3,980
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	40,170	45,047	45,769
Global Jet Capital Holdings, LP, Preferred Equity	(f)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	170,938	12,493	10,491
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	106,037	124,050
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(m)(o)(s)	Power	13.1%		6/30/25	70,297	99,760	82,037
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,807	92,320

Total Preferred Equity							503,010	483,647

						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.9%
Sustainable Infrastructure Investments, LLC	(k)(s)(y)	Power				$60,603	$54,514	$52,100

Total Sustainable Infrastructure Investments, LLC							54,514	52,100

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—36.0%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$628
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power				35	2,652	2,067
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(y)	Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(y)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream				126,632,117	351	1,471
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream				148,692,909	44,700	52,191
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
Great Western Petroleum, LLC, Common Equity	(f)(o)(r)(s)(x)	Upstream				105,785	30,790	77,254
Harvest Oil & Gas Corp., Common Equity	(f)(o)(x)	Upstream				135,062	15,802	810
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(x)	Midstream				76,938,973	21,249	4,616
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream				503,176	138,208	367,450
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
MECO IV Holdco, LLC, Class A-1 Units	(f)(n)(o)(s)(y)	Upstream				1,225,000	2,161	12,565
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				2,187,500	3,083	409
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				3,125,000	2,623	463
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				781,250	576	111
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				546,880	630	99
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(x)	Upstream				1,961,896	1	9,613
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(x)	Upstream				9,599,928	58,985	57,673
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment				3,750,000	6,029	2,775
Telpico, LLC, Common Equity	(f)(n)(o)(s)(x)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(f)(n)(o)(s)	Upstream				50	7,571	7,571
USA Compression Partners, LP, Warrants (Market)	(f)(k)(o)(s)	Midstream				793,359	555	2,839
USA Compression Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				1,586,719	714	4,464
Warren Resources, Inc., Common Equity	(f)(o)(s)(y)	Upstream				4,415,749	20,754	37,468

Total Equity/Other							371,634	642,537

TOTAL INVESTMENTS—138.6%							$2,214,925	2,472,372

LIABILITIES IN EXCESS OF OTHER ASSETS—(38.6%)	(h)							(688,457)

NET ASSETS—100.0%								$1,783,915

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in thousands, except share amounts)

Swap Contracts—Crude Oil(i)

Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(w)	Unrealized Depreciation(w)
BP Energy Co.	Fixed	ICE Brent	April 1, 2022 – December 31, 2023	301,634	$83.19	$—	$(2,976)

Total Swap Contracts—Crude Oil						$—	$(2,976)

Swap Contracts—Natural Gas(i)

Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(w)	Unrealized Depreciation(w)
BP Energy Co.	Fixed	NYMEX Henry Hub	April 1, 2022 – December 31, 2023	586,944	$4.12	$—	$(506)

Total Swap Contracts—Natural Gas						$—	$(506)

TOTAL SWAP CONTRACTS						$—	$(3,482)

Bbls – Barrels

MMBtu – One million British thermal units

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2022, the three-month London Interbank Offered Rate, or LIBOR, or L, was 0.96% and the Secured Overnight Financing Rate, or SOFR, or S, was 0.29%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in thousands, except share amounts)

(g)	Security held within FS Energy Investments, LLC, a wholly-owned subsidiary of the Company.

(h)	Includes the effect of swap contracts.

(i)	Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.

(j)	Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.

(k)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2022, 71.9% of the Company’s total assets represented qualifying assets.

(l)	Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.

(m)	Security was on non-accrual status as of March 31, 2022.

(n)	Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security is non-income producing.

(p)	Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.

(q)	Security held within EP American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within EP Synergy Investments, Inc., a wholly-owned subsidiary of Gladwyne Funding LLC.

(s)	Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).

(t)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2022.

(u)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2022.

(v)	Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.

(w)	Represents the amounts the Company would pay or receive under each swap contract if it were to settle on March 31, 2022 (see Note 6).

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in thousands, except share amounts)

(x)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$3,166	$—	$(1,587)	$(12,756)	$11,177	$—	$—	$—	$—
Permian Production Holdings, LLC	7,889	88	(2,498)	376	(429)	5,426	185	35	—
Senior Secured Bonds
Great Western Petroleum, LLC	58,055	72	—	—	3,721	61,848	1,725	—	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	40,731	—	—	—	36,523	77,254	—	—	—
Harvest Oil & Gas Corp., Common Equity	2,836	—	—	—	(2,026)	810	—	—	—
Limetree Bay Energy, LLC, Class A Units	6,046	1,586	—	—	(3,016)	4,616	—	—	—
Permian Production Holdings, LLC, Common Equity	8,829	—	—	—	784	9,613	—	—	1,726
Ridgeback Resources Inc., Common Equity	48,356	—	—	—	9,317	57,673	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—	—

	$175,908	$1,746	$(4,085)	$(12,380)	$56,051	$217,240	$1,910	$35	$1,726

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

(3)	Interest, PIK and dividend income presented for the three months ended March 31, 2022.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in thousands, except share amounts)

(y)

Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC(4)	$7,782	$157	$—	$—	$—	$7,939	$—	$157	$—
Allied Wireline Services, LLC	46,339	—	—	—	2,399	48,738	1,452	—	—
MECO IV Holdco, LLC	22,745	455	(23,200)	—	—	—	—	455	—
Warren Resources, Inc.	23,688	58	(341)	—	—	23,405	585	58	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	50,770	—	—	—	1,330	52,100	—	—	735
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	—	—	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—
MECO IV Holdco, LLC, Class A-1 Units	4,181	—	—	—	8,384	12,565	—	—	—
Warren Resources, Inc., Common Equity	25,854	—	—	—	11,614	37,468	—	—	—

	$181,359	$670	$(23,541)	$—	$23,727	$182,215	$2,037	$670	$735

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

(3)	Interest, PIK and dividend income presented for the three months ended March 31, 2022.

(4)	Security includes a partially unfunded commitment with amortized cost of $2,500 and fair value of $2,500.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Liens—50.7%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	$22,067	$19,415	$19,229
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	14,602	14,602	12,724
Allied Downhole Technologies, LLC	(f)(s)(x)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/22	7,782	7,782	7,782
Allied Downhole Technologies, LLC	(e)(s)(x)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/22	2,500	2,500	2,500
Allied Wireline Services, LLC	(f)(s)(x)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	58,080	58,080	46,339
ARB Midstream Operating Company, LLC	(s)	Midstream	L+825	1.0%	5/6/22	625	624	625
Bioenergy Infrastructure Holdings Limited	(k)(s)	Power	L+725	1.0%	12/22/22	413	413	403
Birch Permian LLC	(s)	Upstream	L+800	1.5%	4/12/23	42,781	42,642	43,209
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,685	38,112	38,738
Cimarron Energy Inc.	(f)(m)(o)(s)	Service & Equipment	L+900	1.0%	12/31/24	7,500	7,311	3,600
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(o)(s)(v)	Upstream	0.0%		12/31/23	100,000	23,342	28,987
CPV Maryland, LLC		Power	L+400	1.0%	5/11/28	15,353	15,182	15,276
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,525	22,682
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	30,332	29,889	29,081
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	82,610	80,293	83,436
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	29,141	28,650	30,307
GasLog Ltd.	(e)(k)(o)(s)	Midstream	L+775		3/21/29	15,113	15,113	15,000
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,837	7,681	7,876
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	163	160	164
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	7,481	7,372	7,477
Limetree Bay Energy, LLC	(f)(o)(s)(w)	Midstream	0.0%		10/31/21	26,444	14,343	3,166
Lucid Energy Group II Borrower LLC		Midstream	L+425	0.8%	11/22/28	25,000	24,752	24,737
MECO IV Holdco, LLC	(s)(x)	Upstream	8.0%		9/14/25	22,745	22,745	22,745
Medallion Midland Acquisition LP		Midstream	L+375	0.8%	10/18/28	7,980	7,941	7,954
MRP CalPeak Holdings, LLC	(s)	Power	L+500	1.5%	1/27/25	12,842	12,842	12,842
MRP West Power Holdings II, LLC	(s)	Power	L+500	1.5%	1/27/25	13,887	13,887	13,887
Navitas Midstream Midland Basin LLC	(f)	Midstream	L+400	1.0%	12/13/24	68,341	66,690	68,359
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		12/31/23	42,333	42,302	41,696
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	11,627	11,527	11,688
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	18,373	18,373	18,468
Oryx Midstream Services Permian Basin LLC	(f)	Midstream	L+325	0.5%	10/5/28	36,000	35,825	35,817
Parkway Generation LLC	(h)	Power	L+475	0.8%	11/5/28	6,140	6,079	6,117
Parkway Generation LLC	(h)	Power	L+475	0.8%	11/5/28	43,860	43,421	43,654
Permian Production Holdings, LLC	(f)(s)(w)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	7,889	6,692	7,889
Pinnacle Midland Gas Holdco LLC	(s)	Midstream	L+675	1.0%	12/2/26	5,385	5,306	5,305
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/2/26	6,462	6,462	6,365
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.7%, 8.8% PIK (9.5% Max PIK)		8/22/25	11,804	11,804	11,954
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,304	3,304	—

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(o)(s)	Power	10.0%		8/22/25	$2,709	$2,709	$—
Potomac Energy Center, LLC		Power	L+600	0.5%	11/10/26	59,000	57,848	58,705
Traverse Midstream Partners LLC		Midstream	SF+425	1.0%	9/27/24	31,702	31,788	31,623
Warren Resources, Inc.	(s)(x)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,688	23,688	23,688

Total Senior Secured Loans—First Lien							892,016	872,094
Unfunded Loan Commitments							(59,759)	(59,759)

Net Senior Secured Loans—First Lien							832,257	812,335

Senior Secured Loans—Second Lien—5.2%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,792	20,200
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	17,143	17,091	17,314
Olympus Energy, LLC	(f)(s)	Upstream	L+750	1.0%	7/23/26	18,750	18,750	18,750
Olympus Energy, LLC	(e)(s)	Upstream	L+750	1.0%	7/23/26	11,250	11,250	11,250
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,512	13,438
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,177	14,393

Total Senior Secured Loans—Second Lien							96,077	96,838
Unfunded Loan Commitments							(12,755)	(12,755)

Net Senior Secured Loans—Second Lien							83,322	84,083

Senior Secured Bonds—5.1%
Great Western Petroleum, LLC	(f)(w)	Upstream	12.0%		9/1/25	55,096	53,913	58,055
SM Energy Co.	(k)	Upstream	10.0%		1/15/25	12,000	13,337	13,220
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,016	10,371

Total Senior Secured Bonds							77,266	81,646

Unsecured Debt—24.8%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	43,552
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	22,239	23,141	23,221
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	13,500	14,531	14,333
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	8,000	8,110	8,251
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	23,365	24,737	25,312
Endeavor Energy Resources, L.P.		Upstream	5.8%		1/30/28	31,299	33,030	33,412
EnLink Midstream, LLC	(k)	Midstream	5.4%		6/1/29	6,000	6,271	6,145
EnLink Midstream, LLC	(f)(k)	Midstream	5.6%		1/15/28	5,881	6,334	6,125
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	64,046	63,569	64,046
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,027	10,945
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	11,625	11,619	11,411

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Penn Virginia Escrow LLC	(k)	Upstream	9.3%		8/15/26	$29,772	$29,603	$30,926
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	5,000	5,643	5,584
Range Resources Corp.	(k)	Upstream	9.3%		2/1/26	3,000	3,256	3,237
SM Energy Co.	(k)	Upstream	5.6%		6/1/25	8,000	8,041	8,079
Southwestern Energy Co.		Upstream	5.4%		2/1/29	18,928	19,731	20,043
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	17,690	18,359	17,919
Tallgrass Energy Partners, LP	(f)	Midstream	7.5%		10/1/25	13,424	14,499	14,545
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	9,000	9,414	9,369
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	40,613

Total Unsecured Debt							425,715	397,068

						Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—31.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$3,965
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	58,725	61,379
Global Jet Capital Holdings, LP, Preferred Equity	(f)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	167,176	12,305	12,204
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	105,291	124,050
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(m)(o)(s)	Power	13.1%		6/30/25	70,297	99,761	80,772
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,763	89,918

Total Preferred Equity							515,711	497,288

						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.2%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$54,514	$50,770

Total Sustainable Infrastructure Investments, LLC							54,514	50,770

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—29.5%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$642
AIRRO (Mauritius) Holdings II, Warrants	(f)(k)(o)(p)(s)	Power				35	2,652	2,125
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(x)	Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(x)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream				126,632,117	351	1,070
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream				148,692,909	44,700	34,051
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
Great Western Petroleum, LLC, Common Equity	(f)(o)(r)(s)(w)	Upstream				105,785	30,790	40,731
Harvest Oil & Gas Corp., Common Equity	(f)(o)(w)	Upstream				135,062	15,802	2,836
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(w)	Midstream				50,494,585	19,663	6,046
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream				503,176	138,208	278,760
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
MECO IV Holdco, LLC, Class A-1 Units	(f)(n)(o)(s)(x)	Upstream				1,225,000	2,161	4,181
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				2,187,500	3,083	265
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				3,125,000	2,623	280
NGL Energy Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				781,250	576	69
NGL Energy Partners, LP, Warrants (Par)	(f)(k)(o)(s)	Midstream				546,880	630	63
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(w)	Upstream				1,961,896	1	8,829
Ranger Oil Corp., Common Equity	(f)(o)	Upstream				332,863	1,795	8,961
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(w)	Upstream				9,599,928	58,985	48,356
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment				3,750,000	6,029	3,206
USA Compression Partners, LP, Warrants (Market)	(f)(k)(o)(s)	Midstream				793,359	555	2,209
USA Compression Partners, LP, Warrants (Premium)	(f)(k)(o)(s)	Midstream				1,586,719	714	3,499
Warren Resources, Inc., Common Equity	(f)(o)(s)(x)	Upstream				4,415,749	20,754	25,854

Total Equity/Other							364,272	472,033

TOTAL INVESTMENTS—149.5%							$2,353,075	$2,395,223

LIABILITIES IN EXCESS OF OTHER ASSETS—(49.5%)								(792,900)

NET ASSETS—100.0%								$1,602,323

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2022, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2022. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2021 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2022.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the three months ended March 31, 2022 and 2021, the Company did not recognize any structuring or other upfront fee revenue.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Net Realized Gains or Losses on Extinguishment of Debt: Upon the repayment of debt obligations which are deemed to be extinguishments, the difference between the principal amount due at maturity and the amount repaid on the extinguishment of debt is recognized as a gain or loss.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to the Company’s common shares during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	1,434,432	$5,235	1,618,706	$5,341

Proceeds from Share Transactions	1,434,432	$5,235	1,618,706	$5,341

During the period from April 1, 2022 to May 10, 2022, the Company issued 1,306,187 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,225 at an average price per share of $4.00.

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

If the Company recommences its share repurchase program, the Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the three months ended March 31, 2022 and 2021.

In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in a regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the three months ended March 31, 2022 and 2021.

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

FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring or other upfront fees received by FS/EIG Advisor against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the three months ended March 31, 2022 and 2021, $698 and $2, respectively, of structuring or other upfront fees received by FS/EIG Advisor were offset against management fees.

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

The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three months ended March 31, 2022 and 2021:

	Source Agreement	Description	Three Months Ended March 31,
Related Party			2022	2021
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$10,037	$10,648
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,420	$1,581

(1)

During the three months ended March 31, 2022 and 2021, $10,466 and $10,156, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $698 and $2 in structuring or other

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

upfront fees received by FS/EIG Advisor and offset against base management fees for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, $10,037 in base management fees were payable to FS/EIG Advisor.

(2)

During the three months ended March 31, 2022 and 2021, $638 and $1,093, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,121 and $905 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the three months ended March 31, 2022 and 2021, respectively.

Potential Conflicts of Interest

The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of FS/EIG Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared on its common shares during the three months ended March 31, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.03	$13,249
Fiscal 2022
March 31, 2022	$0.03	$13,426

Although the Company’s board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company’s board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and one cash distribution in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

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

The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$13,426	100%	$13,249	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$13,426	100%	$13,249	100%

(1)

During the three months ended March 31, 2022 and 2021, 80.1% and 68.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 14.3% and 22.2%, respectively, was attributable to paid-in-kind, or PIK, interest and 5.6% and 9.2%, respectively, was attributable to non-cash accretion of discount.

In the past, the Company has experienced restructurings and defaults and may experience such events again in the future. Any restructuring or default may have an impact on the level of income received by the Company.

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

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2022, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $86,576 and $1,178,746, respectively.

As of March 31, 2022 and December 31, 2021, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $427,257 and $288,368, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $493,465 and $552,882, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,535,098 and $2,659,737 as of March 31, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(62,726) and $(264,514) as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company had net deferred tax assets of $122,872 and $155,160, respectively, resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2022 and December 31, 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $122,872 and $155,160, respectively. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Financial Instruments

The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the three months ended March 31, 2022, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company’s portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.

The Company’s fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the ICE Brent for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls.

Below is a summary of the Company’s open fixed price swap positions as of March 31, 2022. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.

Swap Contracts—Crude Oil

Year	Location	Bbls	Weighted Average Price ($/Bbls)
2022	ICE Brent	133,123	$87.22
2023	ICE Brent	168,511	$80.00

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)

Swap Contracts—Natural Gas

Year	Location	MMBtu	Weighted Average Price ($/MMBtu)
2022	NYMEX Henry Hub	243,242	$4.58
2023	NYMEX Henry Hub	343,702	$3.80

As of December 31, 2021, the Company did not have any swap contracts. The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of March 31, 2022 was as follows:

Instrument	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$—	$(2,976)
Swap Contracts—Natural Gas	—	(506)

Total	$—	$(3,482)

(1)	Reflected on the Company’s consolidated balance sheets as: Unrealized appreciation on swap contracts.

(2)	Reflected on the Company’s consolidated balance sheets as: Unrealized depreciation on swap contracts.

During the three months ended March 31, 2021, the Company did not have any swap contracts. The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s statements of operations for the three months ended March 31, 2022 was as follows:

Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$(392)	$(2,976)
Swap Contracts—Natural Gas	(24)	(506)

Total	$(416)	$(3,482)

(1)	Reflected on the Company’s consolidated statements of operations as: Net realized gain (loss) on swap contracts.

(2)	Reflected on the Company’s consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of March 31, 2022:

Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	—	$(3,482)	$(3,482)	—	—	$(3,482)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)

Net amount of derivative assets and liabilities represents the net amount due from the counterparty to the Company and the net amount due from the Company to the counterparty, respectively, in the event of default.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$694,232	$696,726	28%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	129,504	130,401	5%	83,322	84,083	3%
Senior Secured Bonds	77,248	85,452	3%	77,266	81,646	3%
Unsecured Debt	384,783	381,509	16%	425,715	397,068	17%
Preferred Equity	503,010	483,647	20%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	52,100	2%	54,514	50,770	2%
Equity/Other	371,634	642,537	26%	364,272	472,033	20%

Total	$2,214,925	$2,472,372	100%	$2,353,057	$2,395,223	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of a portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of March 31, 2022, the Company held investments in four portfolio companies of which it is deemed to “control.” As of March 31, 2022, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (x) and (y) to the unaudited consolidated schedule of investments as of March 31, 2022 in this quarterly report on Form 10-Q.

As of December 31, 2021, the Company held investments in four portfolio companies of which it is deemed to “control.” As of December 31, 2021, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the consolidated schedule of investments as of December 31, 2021 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2022, the Company had seven senior secured loan investments with aggregate unfunded commitments of $50,657 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2021, the Company had eight senior secured loan investments with aggregate unfunded commitments of $72,514 and unfunded commitments of $7,625 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,195,465	48%	$1,071,201	44%
Midstream	839,124	34%	893,004	37%
Power	306,876	13%	302,510	13%
Service & Equipment	68,316	3%	65,534	3%
Industrials	10,491	0%	12,204	1%
Sustainable Infrastructure Investments, LLC(1)	52,100	2%	50,770	2%

Total	$2,472,372	100%	$2,395,223	100%

(1)	Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

Sustainable Infrastructure Investments, LLC

Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of March 31, 2022, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.

On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was December 31, 2021. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of March 31, 2022, total outstanding borrowings under the Seine Funding Facility were $254,394.

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)

Below is a summary of SIIJV’s portfolio, followed by a listing of the individual loans in SIIJV’s portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)	December 31, 2021
Total investments(1)	$315,010	$316,422
Weighted average current interest rate on debt investments(2)	3.15%	3.34%
Number of portfolio assets in SIIJV	11	11
Largest investment in a single portfolio company(1)	$79,521	$79,521

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Sustainable Infrastructure Investments, LLC Portfolio

As of March 31, 2022

(Unaudited)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.7%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$12,720	$12,720	$12,202
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		79,521	79,521	80,857
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		32,626	32,626	32,669
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,574	9,574	9,657
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		19,189	19,189	19,418
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		29,321	29,321	29,376
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,411	12,625	13,261
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,624	24,624	25,096
ST EIP Holdco LLC		Midstream	L+250	11/5/24		59,722	59,722	59,155
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		21,471	21,471	21,691

Total Senior Secured Loans—First Lien							301,393	303,382

Unsecured Debt—4.3%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		13,617	13,617	13,623

Total Unsecured Debt							13,617	13,623

TOTAL INVESTMENTS—100.0%							$315,010	$317,005

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

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2022 and December 31, 2021, the three-month LIBOR was 0.96% and 0.21%, respectively, and Canadian Dollar Offer Rate, or C, was 1.26% and 0.52%, respectively.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Security is classified as Level 3.

(e)	Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2022 and December 31, 2021.

(f)	Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

Below is selected balance sheet information for SIIJV as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$317,005	$318,966
Cash and other assets	3,759	67,611

Total assets	$320,764	$386,577

Debt	$254,394	$318,894
Other liabilities	948	1,464

Total liabilities	255,342	320,358

Member’s equity	$65,422	$66,219

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)

Below is selected statement of operations information for SIIJV for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Selected Statement of Operations Information
Total investment income	$1,830	$2,504
Expenses
Interest expense	973	1,358
Administrative services	41	45
Custodian and accounting fees	47	45
Professional services	25	35
Other	—	10

Total expenses	1,086	1,493

Net investment income	744	1,011
Net realized and unrealized gain (loss)	(700)	1,127

Net increase (decrease) in net assets resulting from operations	$44	$2,138

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

As of March 31, 2022 and December 31, 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2022 (Unaudited)	December 31, 2021
Level 1—Price quotations in active markets	$810	$11,797
Level 2—Significant other observable inputs	655,885	761,944
Level 3—Significant unobservable inputs	1,815,677	1,621,482

Total	$2,472,372	$2,395,223

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of December 31, 2021, the Company did not hold any swap contracts. As of March 31, 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

Valuation Inputs	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	3,482
Level 3—Significant unobservable inputs	—	—

Total	$—	$3,482

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2022
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	549	74	13	22	1,406	—	—	2,064
Net realized gain (loss)	(12,397)	434	—	(27,729)	167	—	—	(39,525)
Net change in unrealized appreciation (depreciation)	24,374	136	106	34,665	(940)	1,330	172,334	232,005
Purchases	17,642	63,250	—	—	—	—	9,157	90,049
Paid-in-kind interest	1,097	—	—	3,843	188	—	—	5,128
Sales and repayments	(74,622)	(17,576)	—	(47,571)	(14,462)	—	—	(154,231)
Transfers into Level 3	58,705	—	—	—	—	—	—	58,705
Transfers out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$429,423	$130,401	$10,490	$67,889	$483,647	$52,100	$641,727	$1,815,677

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$14,611	$359	$106	$(22)	$(940)	$1,330	$172,334	$187,778

	For the Three Months Ended March 31, 2021
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	1,709	91	19	21	732	—	455	3,027
Net realized gain (loss)	(1,041)	1,185	—	441	(16,595)	—	(455)	(16,465)
Net change in unrealized appreciation (depreciation)	7,541	1,647	(26,252)	1,269	66,693	(1,970)	53,729	102,657
Purchases	291	—	35,312	—	13	—	30,790	66,406
Paid-in-kind interest	2,074	—	—	4,104	2,302	—	—	8,480
Sales and repayments	(8,334)	(157,904)	—	(13,636)	(41,207)	—	—	(221,081)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—

Fair value at end of period	$484,608	$82,770	$349,121	$100,516	$483,015	$59,846	$336,953	$1,896,829

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,254	$(1,231)	$(26,252)	$1,017	$58,776	$(1,970)	$53,729	$92,323

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2022 and December 31, 2021 were as follows:

Type of Investment	Fair Value at March 31, 2022 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$386,611	Market Comparables	Market Yield (%)	7.0% - 16.8%	9.3%
			EBITDA Multiples (x)	3.5x - 9.6x	5.4x
	42,812	Discounted Cash Flow	Discount Rate (%)	9.5% - 14.5%	11.8%
Senior Secured Loans—Second Lien	130,401	Market Comparables	Market Yield (%)	8.5% - 11.0%	9.5%
Senior Secured Bonds	10,490	Market Comparables	Market Yield (%)	6.5% - 7.5%	6.7%
Unsecured Debt	67,889	Market Comparables	Market Yield (%)	7.9% - 8.9%	8.4%
Preferred Equity	401,610	Market Comparables	Market Yield (%)	9.0% - 25.0%	15.2%
			EBITDA Multiples (x)	9.0x - 10.0x	9.5x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	82,037	Discounted Cash Flow	Discount Rate (%)	9.8% - 10.3%	10.1%
Sustainable Infrastructure Investments, LLC	52,100	Discounted Cash Flow	Discount Rate (%)	11.5% - 12.5%	12.0%
Equity/Other	612,623	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.6%
			EBITDA Multiples (x)	2.3x - 10.0x	5.4x
			Production Multiples (Mboe/d)	$40,000.0 - $45,000.0	$42,500.0
			Proved Reserves Multiples (Mmboe)	10.5x - 12.0x	11.3x
			Production Multiples (MMcfe/d)	$3,650.0 - $3,950.0	$3,800.0
			Proved Reserves Multiples (Bcfe)	0.8x - 0.9x	0.8x
			PV-10 Multiples (x)	0.7x - 0.8x	0.8x
	3,538	Discounted Cash Flow	Discount Rate (%)	8.0% - 32.0%	21.7%
	8,385	Option Valuation Model	Volatility (%)	55.0% - 65.0%	63.7%
	17,181	Other(2)	Other(2)

Total	$1,815,677

Type of Investment	Fair Value at December 31, 2021	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$376,827	Market Comparables	Market Yield (%)	6.3% - 15.8%	9.1%
			EBITDA Multiples (x)	3.5x - 6.7x	4.6x
	34,195	Discounted Cash Flow	Discount Rate (%)	8.5% - 13.5%	10.8%
	3,053	Other(2)	Other(2)
Senior Secured Loans—Second Lien	84,083	Market Comparables	Market Yield (%)	7.0% - 10.5%	8.8%
Senior Secured Bonds	10,371	Market Comparables	Market Yield (%)	6.5% - 7.0%	6.8%
Unsecured Debt	64,046	Market Comparables	Market Yield (%)	8.9% - 9.9%	9.4%
	40,613	Other(2)	Other(2)
Preferred Equity	416,516	Market Comparables	Market Yield (%)	7.5% - 24.5%	14.9%
			EBITDA Multiples (x)	9.0x - 10.0x	9.5x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	80,772	Discounted Cash Flow	Discount Rate (%)	9.5% - 10.0%	9.8%
Sustainable Infrastructure Investments, LLC	50,770	Discounted Cash Flow	Discount Rate (%)	11.8% - 12.3%	12.0%
Equity/Other	444,610	Market Comparables	EBITDA Multiples (x)	2.8x - 10.5x	4.7x
			Production Multiples (Mboe/d)	$30,000.0 - $35,000.0	$32,500.0
			Proved Reserves Multiples (Mmboe)	10.0x - 11.5x	10.8x
			Production Multiples (MMcfe/d)	$2,900.0 - $3,200.0	$3,050.0
			Proved Reserves Multiples (Bcfe)	0.7x - 0.7x	0.7x
			PV-10 Multiples (x)	1.2x - 4.8x	2.8x
	3,195	Discounted Cash Flow	Discount Rate (%)	8.0% - 32.0%	23.3%
	6,385	Option Valuation Model	Volatility (%)	52.0% - 65.0%	63.6%
	6,046	Other(2)	Other(2)

Total	$1,621,482

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

Note 9. Financing Arrangements

The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of March 31, 2022 and December 31, 2021. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2022 are discussed below.

	As of March 31, 2022
	(Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$305,676	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	466,617	—	August 15, 2023

Total			$772,293	$—

	As of December 31, 2021
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$286,667	$85,000	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	489,000	—	August 15, 2023

Total			$775,667	$85,000

(1)	The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)	LIBOR is subject to a 0.00% floor.

(3)

As of March 31, 2022 and December 31, 2021, the fair value of the Senior Secured Notes was approximately $478,357 and $510,511, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

For the three months ended March 31, 2022 and 2021, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2022			2021
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
JPMorgan Facility	$2,405	$905	$3,310	$3,237	$2,089	$5,326
Senior Secured Notes	9,104	1,280	10,384	9,169	995	10,164

Total	$11,509	$2,185	$13,694	$12,406	$3,084	$15,490

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2022 were $779,774 and 7.02%, respectively. As of March 31, 2022, the Company’s effective interest rate on borrowings was 5.91%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2021 were $899,500 and 6.89%, respectively. As of March 31, 2021, the Company’s effective interest rate on borrowings was 6.11%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2022 and December 31, 2021.

The revolving period for the JPMorgan Facility, during which the Company was permitted to borrow, repay and re-borrow the revolving loans, terminated in accordance with the terms of the JPMorgan Facility on February 16, 2022. Obligations under the JPMorgan Facility mature on February 16, 2023.

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

FS Energy and Power Fund

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2022 and the year ended December 31, 2021:

	Three Months Ended March 31, 2022 (Unaudited)	Year Ended December 31, 2021
Per Share Data:(1)
Net asset value, beginning of period	$3.59	$3.25
Results of operations(2)
Net investment income	0.02	0.09
Net realized gain (loss) and unrealized appreciation (depreciation)	0.41	0.37

Net increase (decrease) in net assets resulting from operations	0.43	0.46

Shareholder distributions(3)
Distributions from net investment income	(0.03)	(0.12)

Net decrease in net assets resulting from shareholder distributions	(0.03)	(0.12)

Capital share transactions
Issuance of common shares(4)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$3.99	$3.59

Shares outstanding, end of period	447,523,931	446,089,499

Total return(5)	11.98%	14.22%

Total return (without assuming reinvestment of distributions)(5)	11.98%	14.15%

Ratio/Supplemental Data:
Net assets, end of period	$1,783,915	$1,602,323
Ratio of net investment income to average net assets(6)	1.90%	2.77%
Ratio of total operating expenses to average net assets(6)	7.06%	6.96%
Ratio of interest expense to average net assets(6)	3.40%	3.46%
Portfolio turnover(7)	5.18%	44.25%
Total amount of senior securities outstanding, exclusive of treasury securities	$772,293	$775,667
Asset coverage per unit(8)	3.31	3.07

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

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

(6)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2022 are annualized. Annualized ratios for the three months ended March 31, 2022 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2022. The ratio of total operating expenses to average net assets is before the management fee offset. The ratio of net operating expenses to average net assets after the management fee offset for the three months ended March 31, 2022 and the year ended December 31, 2021 is 7.02% and 6.87%, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.

(7)	Portfolio turnover for the three months ended March 31, 2022 is not annualized.

(8)

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	geo-political risks;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics; and

•	future changes in laws or regulations and conditions in our operating areas.

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

COVID-19 and Energy Market Developments

Recent events such as the rapid spread of the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have at times resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in recent quarters, volatility in the energy markets may persist, recur or worsen, including as a result of other macroeconomic events, such as the current conflict in Ukraine and sanctions imposed on Russia in response thereto. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued or future impact of the above events on our business or the business of our portfolio companies, their duration or magnitude or the extent to which they will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of depressed commodity prices or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.

These events have previously had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects have required and may again require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas at times. These market disruptions and illiquidity have had and may continue to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by these events may increase our funding costs and limit our access to the capital markets. These events have previously limited our investment originations, which may continue for the immediate future, and have also previously had a material negative impact on our operating results for a period of time. In addition, the growth of non-income producing equity investments as a percentage of the portfolio has materially reduced the value of collateral available to secure our financing arrangements. Consequently, this has adversely impacted our liquidity, may cause us to fall out of compliance with certain portfolio requirements under the 1940 Act that are tied to the value of our investments and, in each case, may continue to do so in the future.

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

In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and one cash distribution in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future.

We will continue to carefully monitor the impact of the COVID-19 pandemic; the current conflict in Ukraine and government responses thereto; and other disruptions in the energy markets on our business and the business of our portfolio companies. Because the full effects of these events are not capable of being known at this time, we cannot estimate the impacts on our future financial condition, results of operations or cash flows. We do, however, expect that these events may have a negative impact on our business and the financial condition of certain of our portfolio companies.

Portfolio Investment Activity for the Three Months Ended March 31, 2022 and for the Year Ended December 31, 2021

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2022:

Net Investment Activity	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021
Purchases	$124,090	$1,010,496
Sales and Repayments	(240,335)	(998,391)

Net Portfolio Activity	$(116,245)	$12,105

	For the Three Months Ended March 31, 2022		For the Year Ended December 31, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$17,642	14%	$423,495	42%
Senior Secured Loans—Second Lien	63,250	51%	18,750	2%
Senior Secured Bonds	—	—	169,298	17%
Unsecured Debt	34,041	28%	334,396	33%
Preferred Equity	—	—	11,942	1%
Equity/Other	9,157	7%	52,615	5%

Total	$124,090	100%	$1,010,496	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$694,232	$696,726	28%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	129,504	130,401	5%	83,322	84,083	3%
Senior Secured Bonds	77,248	85,452	3%	77,266	81,646	3%
Unsecured Debt	384,783	381,509	16%	425,715	397,068	17%
Preferred Equity	503,010	483,647	20%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	52,100	2%	54,514	50,770	2%
Equity/Other	371,634	642,537	26%	364,272	472,033	20%

Total	$2,214,925	$2,472,372	100%	$2,353,057	$2,395,223	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Number of Portfolio Companies	69	71
% Variable Rate (based on fair value)	30.6%	35.1%
% Fixed Rate (based on fair value)	21.8%	22.3%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	13.1%	14.1%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	34.5%	28.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	99.4%	98.5%
% of Investments on Non-Accrual (based on fair value)	8.5%	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	5.7%	5.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.0%	7.8%

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and one cash distribution in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. For the three months ended March 31, 2022 and the year ended December 31, 2021, our total return was 11.98% and 14.22%, respectively, and our total return without assuming reinvestment of distributions was 11.98% and 14.15%, respectively.

Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Direct Originations

We define Direct Originations as any investment where FS/EIG Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of March 31, 2022 and December 31, 2021:

Characteristics of All Direct Originations held in Portfolio	March 31, 2022	December 31, 2021
Number of Portfolio Companies	43	43
% of Investments on Non-Accrual (based on fair value)	12.0%	15.4%
Total Cost of Direct Originations	$1,489,778	$1,586,099
Total Fair Value of Direct Originations	$1,757,562	$1,621,482
% of Total Investments, at Fair Value	71.1%	67.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	5.4%	5.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.3%	8.4%

Portfolio Composition by Strategy

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,757,562	71%	$1,621,482	68%
Broadly Syndicated/Other	714,810	29%	773,741	32%

Total	$2,472,372	100%	$2,395,223	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,913,834	77%	1,771,346	74%
3	178,155	7%	232,319	10%
4	309,781	13%	284,055	12%
5	70,602	3%	107,503	4%

Total	$2,472,372	100%	$2,395,223	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

Our investment income for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$27,087	76%	$29,165	77%
Paid-in-kind interest income	5,128	14%	8,480	22%
Fee income	1,233	3%	516	1%
Dividend income	2,461	7%	—	—

Total investment income(1)	$35,909	100%	$38,161	100%

(1)

Such revenues represent $28,752 and $26,154 of cash income earned as well as $7,157 and $12,007 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income and PIK income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in repayments on higher-yielding debt investments which were reinvested into assets with lower yields.

Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in prepayment fees.

The increase in the amount of dividend income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the increase in dividends paid with respect to our investments in certain common equity and Sustainable Infrastructure Investments, LLC.

Expenses

Our operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Management fees	$10,735	$10,650
Administrative services expenses	1,420	1,581
Share transfer agent fees	720	718
Accounting and administrative fees	177	186
Interest expense	13,694	15,490
Trustees’ fees	227	207
Expenses associated with our independent audit and related fees	111	111
Legal fees	—	3
Printing fees	333	187
Other	1,000	371

Total operating expenses	28,417	29,504
Less: Management fee offset	(698)	(2)

Net operating expenses	$27,719	$29,502

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2022 and 2021 (not annualized):

	Three Months Ended March 31,
	2022	2021
Ratio of operating expenses to average net assets	1.76%	1.94%
Ratio of management fee offset to average net assets	(0.04)%	0.00%

Ratio of net operating expenses to average net assets	1.72%	1.94%
Ratio of interest expense to average net assets	(0.85)%	(1.02)%

Ratio of net operating expenses, excluding interest expense, to average net assets	0.87%	0.92%

Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.

Management Fee Offset

Structuring or other upfront fees received by FS/EIG Advisor which were offset against management fees due to FS/EIG Advisor from us were $698 and $2 for the three months ended March 31, 2022 and 2021, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three months ended March 31, 2022 and 2021.

Net Investment Income

Our net investment income totaled $8,190 ($0.02 per share) and $8,659 ($0.02 per share) for the three months ended March 31, 2022 and 2021, respectively.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Net realized gain (loss) on investments(1)	$(29,044)	$(440)
Net realized gain (loss) on swap contracts	(416)	—
Net realized gain (loss) on debt extinguishment	(746)	—

Total net realized gain (loss)	$(30,206)	$(440)

(1)

We sold investments and received principal repayments of $68,762 and $171,573, respectively, during the three months ended March 31, 2022 and $111,368 and $173,361, respectively, during the three months ended March 31, 2021.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency

Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$215,281	$131,563
Net change in unrealized appreciation (depreciation) on swap contracts	(3,482)	—
Net change in unrealized appreciation (depreciation) on foreign currency	—	4

Total net change in unrealized appreciation (depreciation)	$211,799	$131,567

During the three months ended March 31, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized depreciation to realized losses. During the three months ended March 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $189,783 ($0.42 per share) and $139,786 ($0.32 per share), respectively.

This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2022, we had $93,452 in cash, which we held in custodial accounts. As of March 31, 2022, we also had broadly syndicated investments that could be sold to create additional liquidity. As of March 31, 2022, we had seven senior secured loan investments with aggregate unfunded commitments of $50,657 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

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

In light of difficult market conditions, we took several steps in 2020 to seek to enhance our liquidity by, among other things, suspending our share repurchase program, suspending regular cash distributions and reducing leverage by paying down borrowings. The share repurchase program and regular cash distributions currently remain suspended. We believe the net result of such measures resulted in an improved liquidity position for us.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 and Energy Market Developments” above and “—Financing Arrangements” below.

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2022:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$305,676	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	466,617	—	August 15, 2023

Total			$772,293	$—

(1)	The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

(2)	LIBOR is subject to a 0.00% floor.

(3)	As of March 31, 2022, the fair value of the Senior Secured Notes was approximately $478,357.

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

Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and one cash distribution in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. Furthermore, the JPMorgan Facility restricts our ability to make certain discretionary cash dividends and distributions and other restricted payments.

The following table reflects the cash distributions per share that we have declared on our common shares during the three months ended March 31, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.03	$13,249
Fiscal 2022
March 31, 2022	$0.03	$13,426

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

Swap contracts typically are valued at their daily prices obtained from an independent third party. The aggregate settlement values and notional amounts of the swap contracts are not recorded in the statements of assets and liabilities. Fluctuations in the value of the swap contracts are recorded in the statements of assets and liabilities as gross assets and gross liabilities and in the statements of operations as unrealized appreciation (depreciation) until closed, when they will be recorded as net realized gain (loss).

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

Contractual Obligations

We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2022 and 2021.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 30.6% of our portfolio investments (based on fair value) paid variable interest rates, 21.8% paid fixed interest rates, 13.1% were income producing preferred equity and equity/other investments and the remaining 34.5% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2022 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 96 basis points	$(3,312)	$(2,818)	$(494)	(0.6)%
No change	—	—	—	—
Up 100 basis points	$6,697	$2,967	$3,730	4.9%
Up 300 basis points	$21,120	$8,900	$12,220	15.9%
Up 500 basis points	$35,544	$14,833	$20,711	27.0%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2022 and 2021, we did not engage in interest rate hedging activities.

In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Russian invasion of Ukraine and sanctions on Russian energy exports may have a material adverse impact on us and our portfolio companies.

The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and commodity prices, economies and industries that could negatively impact our business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear.

The U.S. government, the European Union and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls, which could contribute to a shortage of raw materials and commodities. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and compliance with them may impose additional legal compliance costs or business risks associated with our operations. Sanctions on Russian energy exports have disrupted crude oil markets, reducing supply and propelling spot prices above $100 per barrel for the first time since 2014. Global energy market participants have increased production to respond to the oil supply deficit, but commodity supply and price outlook remains uncertain. High gas prices may also result in short- or longer-term consumer switching to alternative energy solutions, such as coal and nuclear.

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

Effective May 10, 2022, Kathleen A. McGinty resigned from our board of trustees and the valuation committee of our board so that she may focus on other endeavors. Ms. McGinty’s resignation from our board and the valuation committee was not due to any disagreement on any matter relating to our operations, policies or practices.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2022.

FS Energy and Power Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)