Form 10-Q
period 2022-06-30
FS Energy & Power Fund
filed 2022-08-11
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00841
___________________________
FS Energy and Power Fund
(Exact name of registrant as specified in its charter)
___________________________

Delaware (State or other jurisdiction of incorporation or organization)	27-6822130 (I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania (Address of principal executive office)	19112 (Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
___________________________
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 450,128,854 common shares of beneficial interest outstanding as of August 11, 2022.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,964,688 and $1,961,617, respectively)	$2,177,314	$2,037,956
Non-controlled/affiliated investments (amortized cost—$101,032 and $200,189, respectively)	78,880	175,908
Controlled/affiliated investments (amortized cost—$172,248 and $191,251, respectively)	175,142	181,359
Total investments, at fair value (amortized cost—$2,237,968 and $2,353,057, respectively)	2,431,336	2,395,223
Cash	131,334	33,879
Receivable for investments sold and repaid	7,291	4,975
Interest receivable	19,432	26,242
Dividends receivable	3,691	—
Prepaid expenses and other assets	58	156
Total assets	$2,593,142	$2,460,475
Liabilities
Payable for investments purchased	$447	$49,500
Credit facilities payable (net of deferred financing costs of $671 and $2,036, respectively)(1)	305,005	284,631
Secured note payable (net of deferred financing costs of $2,257 and $3,350, respectively)(1)	452,733	482,437
Unrealized depreciation on swap contracts	3,588	—
Swap income payable	453	—
Shareholder distributions payable	13,465	13,388
Management fees payable	9,576	10,466
Administrative services expense payable	1,677	1,324
Interest payable	13,232	14,170
Trustees' fees payable	190	200
Other accrued expenses and liabilities	1,521	2,036
Total liabilities	801,887	858,152
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 448,830,667 and 446,089,499 shares issued and outstanding, respectively	449	446
Capital in excess of par value	3,139,709	3,129,252
Accumulated earnings (deficit)	(1,348,903)	(1,527,375)
Total shareholders' equity	1,791,255	1,602,323
Total liabilities and shareholders' equity	$2,593,142	$2,460,475
Net asset value per common share at period end	$3.99	$3.59
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
From non-controlled/unaffiliated investments:
Interest income	$23,713	$23,268	$46,853	$49,327
Paid-in-kind interest income	7,098	3,898	11,521	12,237
Fee income	9,226	679	10,459	1,195
Dividend income	—	1,574	—	1,574
From non-controlled/affiliated investments:
Interest income	1,030	2,025	2,940	3,111
Paid-in-kind interest income	22	60	57	132
Dividend income	3,691	—	5,417	—
From controlled/affiliated investments:
Interest income	2,072	2,049	4,109	4,069
Paid-in-kind interest income	221	5,403	891	5,472
Dividend income	—	—	735	—
Total investment income	47,073	38,956	82,982	77,117
Operating expenses
Management fees	11,276	10,278	22,011	20,928
Administrative services expenses	1,490	1,442	2,910	3,023
Share transfer agent fees	728	728	1,448	1,446
Accounting and administrative fees	189	161	366	347
Interest expense(1)	13,196	12,744	26,890	28,234
Trustees' fees	190	191	417	398
Other general and administrative expenses	868	660	2,312	1,332
Total operating expenses	27,937	26,204	56,354	55,708
Less: Management fee offset(2)	(1,700)	(321)	(2,398)	(323)
Net expenses	26,237	25,883	53,956	55,385
Net investment income	20,836	13,073	29,026	21,732
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(3,938)	20,943	(20,602)	20,503
Non-controlled/affiliated	53,584	(283,009)	41,204	(283,009)
Controlled/affiliated	10,858	—	10,858	—
Net realized gain (loss) on foreign currency	—	(6)	—	(6)
Net realized gain (loss) on swap contracts	(1,392)	—	(1,808)	—
Net realized gain (loss) on debt extinguishment	(183)	—	(929)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	784	58,661	136,287	207,887
Non-controlled/affiliated	(53,922)	163,364	2,129	156,923
Controlled/affiliated	(10,941)	6,391	12,786	(4,831)
Net change in unrealized appreciation (depreciation) on swap contracts	(106)	—	(3,588)	—
Net change in unrealized gain (loss) on foreign currency	—	4	—	8
Total net realized and unrealized gain (loss)	(5,256)	(33,652)	176,337	97,475
Net increase (decrease) in net assets resulting from operations	$15,580	$(20,579)	$205,363	$119,207
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.03	$(0.05)	$0.46	$0.27
Weighted average shares outstanding	448,730,149	443,011,321	448,070,934	442,270,736
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations
Net investment income	$20,836	$13,073	$29,026	$21,732
Net realized gain (loss) on investments, swap contracts and debt extinguishment	58,929	(262,072)	28,723	(262,512)
Net change in unrealized appreciation (depreciation) on investments	(64,079)	228,416	151,202	359,979
Net change in unrealized appreciation (depreciation) on swap contracts	(106)	—	(3,588)	—
Net change in unrealized gain (loss) on foreign currency	—	4	—	8
Net increase (decrease) in net assets resulting from operations	15,580	(20,579)	205,363	119,207
Shareholder distributions(1)
Distributions to shareholders	(13,465)	(13,294)	(26,891)	(26,543)
Net decrease in net assets resulting from shareholder distributions	(13,465)	(13,294)	(26,891)	(26,543)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,225	5,277	10,460	10,618
Net increase in net assets resulting from capital share transactions	5,225	5,277	10,460	10,618
Total increase (decrease) in net assets	7,340	(28,596)	188,932	103,282
Net assets at beginning of period	1,783,915	1,560,455	1,602,323	1,428,577
Net assets at end of period	$1,791,255	$1,531,859	$1,791,255	$1,531,859
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$205,363	$119,207
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(342,911)	(329,073)
Paid-in-kind interest	(12,469)	(17,841)
Proceeds from sales and repayments of investments	505,815	430,599
Net realized (gain) loss on investments	(31,460)	262,506
Net change in unrealized (appreciation) depreciation on investments	(151,202)	(359,979)
Net change in unrealized (appreciation) depreciation on swap contracts	3,588	—
Accretion of discount	(3,886)	(5,984)
Amortization of deferred financing costs and discount	3,718	4,653
(Increase) decrease in receivable for investments sold and repaid	(2,316)	7,691
(Increase) decrease in interest receivable	6,810	6,459
(Increase) decrease in dividends receivable	(3,691)	—
(Increase) decrease in prepaid expenses and other assets	98	34
Increase (decrease) in payable for investments purchased	(49,053)	55,387
Increase (decrease) in swap income payable	453	—
Increase (decrease) in management fees payable	(890)	(199)
Increase (decrease) in administrative services expense payable	353	658
Increase (decrease) in interest payable(1)	(938)	(319)
Increase (decrease) in trustees' fees payable	(10)	(1)
Increase (decrease) in other accrued expenses and liabilities	(515)	44
Net cash provided by (used in) operating activities	126,857	173,842
Cash flows from financing activities
Shareholder distributions paid	(16,354)	(15,819)
Borrowings under credit facilities(1)	29,009	—
Repayments of credit facilities(1)	(10,000)	(185,000)
Repayments under senior secured notes(1)	(31,925)	—
Deferred financing costs paid	(132)	(128)
Net cash provided by (used in) financing activities	(29,402)	(200,947)
Total increase (decrease) in cash	97,455	(27,105)
Cash at beginning of period	33,879	142,536
Cash at end of period	$131,334	$115,431
Supplemental disclosure
Reinvestment of shareholder distributions	$10,460	$10,618
Non-cash purchases of investments	$(1,587)	$(81,215)
Non-cash sales of investments	$1,587	$81,215
Excise and state taxes paid	$1,007	$71
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the six months ended June 30, 2022 and 2021, the Company paid $24,110 and $23,900, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—42.6%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	$22,390	$19,799	$19,627
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+350, 3.5% PIK (3.5% Max PIK)	1.5%	7/24/25	14,602	14,602	12,800
Allied Downhole Technologies, LLC	(f)(s)(z)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	8,101	8,101	8,101
Allied Downhole Technologies, LLC	(e)(s)(z)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	2,500	2,500	2,500
Allied Wireline Services, LLC	(f)(s)(z)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	63,888	63,888	53,669
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,472	38,098	38,120
Cimarron Energy Inc.	(f)(m)(o)(s)	Service & Equipment	L+900	1.0%	12/31/24	7,500	6,939	5,522
Compass Power Generation LLC		Power	L+425	1.0%	4/7/29	34,175	33,168	32,808
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(s)(v)	Upstream	10.5%		12/31/23	100,000	17,847	33,459
CPV Maryland, LLC		Power	L+400	1.0%	5/11/28	15,215	15,057	14,727
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,642	21,837
EIF Van Hook Holdings, LLC		Midstream	L+525		9/5/24	29,249	28,888	28,176
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	82,126	80,355	82,061
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	17,497	17,226	17,442
GasLog Ltd.	(k)(s)	Midstream	L+775		3/31/29	14,648	14,550	14,371
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,817	7,652	7,642
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	144	160	160
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	6,033	5,951	5,870
Goodnight Water Solutions, LLC	(s)	Midstream	L+775	0.5%	6/3/27	15,000	14,777	14,775
Hamilton Intermediate Holdings, LLC	(s)	Power	16.5% (16.5% Max PIK)		6/17/25	28,000	28,791	28,800
Lucid Energy Group II Borrower LLC		Midstream	L+425	0.8%	11/22/28	24,875	24,643	24,622
Medallion Midland Acquisition LP		Midstream	L+375	0.8%	10/18/28	7,960	7,924	7,657
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		12/31/23	42,333	42,309	42,098
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	18,025	17,731	18,148
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	12,179	12,179	12,262
Oryx Midstream Services Permian Basin LLC	(f)	Midstream	L+325	0.5%	10/5/28	32,835	32,686	31,330
Parkway Generation LLC		Power	L+475	0.8%	2/18/29	6,140	6,081	5,915
Parkway Generation LLC		Power	L+475	0.8%	2/18/29	43,750	43,330	42,274
Permian Production Holdings, LLC	(f)(h)(s)(y)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,718	4,156	4,719
Pinnacle Midland Gas Holdco LLC	(s)	Midstream	L+675	1.0%	12/9/26	7,001	6,928	6,971
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/9/26	4,847	4,847	4,826
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.4%, 9.1% PIK (9.5% Max PIK)		8/22/25	12,400	12,400	11,853
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	$3,469	$3,469	$—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/25	2,709	2,709	—
Potomac Energy Center, LLC	(s)	Power	L+600	0.5%	11/10/26	58,754	57,702	58,329
Traverse Midstream Partners LLC		Midstream	S+425	1.0%	9/27/24	30,791	30,859	29,457
Warren Resources, Inc.	(s)(z)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,464	23,464	23,464
Wattbridge Inc.	(s)	Power	L+785	1.8%	6/30/27	33,198	33,198	33,198
Wattbridge Inc.	(e)(s)	Power	L+785	1.8%	6/30/27	9,302	9,302	9,302
Total Senior Secured Loans—First Lien							816,908	808,892
Unfunded Loan Commitments							(46,139)	(46,139)
Net Senior Secured Loans—First Lien							770,769	762,753

Senior Secured Loans—Second Lien—9.9%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,819	20,200
Citizen Energy Operating, LLC	(s)	Upstream	L+765	1.0%	6/29/27	40,000	39,400	39,400
ERA II Minerals, LLC	(f)(s)	Upstream	S+625	0.8%	3/7/27	39,000	38,539	38,864
Olympus Energy, LLC	(f)(s)	Upstream	L+750	1.0%	7/23/26	30,000	30,000	30,413
Olympus Energy, LLC	(e)(s)	Upstream	L+750	1.0%	7/23/26	12,955	12,955	12,955
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,520	13,394
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,488
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,188	14,393
Tenrgys, LLC	(s)	Upstream	L+750	1.0%	3/17/27	20,537	20,537	20,537
Total Senior Secured Loans—Second Lien							190,463	191,644
Unfunded Loan Commitments							(14,460)	(14,460)
Net Senior Secured Loans—Second Lien							176,003	177,184

Senior Secured Bonds—0.6%
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,040	10,356
Total Senior Secured Bonds							10,040	10,356

Unsecured Debt—20.1%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	39,422
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	22,239	23,079	19,723
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	13,825	14,627	12,369
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	11,000	11,118	9,654
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	$26,365	$27,676	$25,111
Earthstone Energy Holdings, LLC	(k)	Upstream	8.0%		4/15/27	11,400	11,400	10,803
Endeavor Energy Resources, L.P.	(f)	Upstream	5.8%		1/30/28	31,299	32,905	29,899
EnLink Midstream, LLC	(k)	Midstream	5.4%		6/1/29	1,000	1,043	877
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	67,889	67,492	67,889
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,186	10,479
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	19,125	18,648	15,233
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	8,750	9,714	8,935
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,618	28,611
SM Energy Co.	(k)	Upstream	5.6%		6/1/25	8,000	8,036	7,570
Southwestern Energy Co.		Upstream	5.4%		2/1/29	18,928	19,683	17,593
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	17,690	18,330	15,071
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	28,261	28,526	25,257
Tallgrass Energy Partners, LP	(f)	Midstream	7.5%		10/1/25	15,424	16,458	14,954
Total Unsecured Debt							389,039	359,450

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—26.5%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$5,687
Global Jet Capital Holdings, LP, Preferred Equity	(f)(m)(o)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	173,855	12,493	9,453
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
Kinetik Holdings, LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	33,828	38,296	39,335
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	106,752	117,890
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(m)(o)(s)	Power	13.1%		6/30/25	70,297	99,761	90,824
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,851	86,888
Total Preferred Equity							497,019	475,077

						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.9%
Sustainable Infrastructure Investments, LLC	(k)(s)(z)	Power				$60,603	$54,514	$52,131
Total Sustainable Infrastructure Investments, LLC							54,514	52,131

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—33.2%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$872
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(f)(k)(o)(p)(s)	Power			7/24/25	35	2,652	1,928
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(z)	Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(z)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream			2/1/25	126,632,117	351	1,697
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream				148,692,909	44,700	53,009
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
GWP Midstream Holdco, LLC, Common Equity	(f)(o)(r)(s)(y)	Midstream				105,785	6,681	6,681
Harvest Oil & Gas Corp., Common Equity	(f)(o)(y)	Upstream				135,062	15,059	810
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(y)	Midstream				76,938,973	21,458	4,616
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream				503,176	138,208	410,778
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(f)(k)(o)(s)	Midstream			12/31/25	2,187,500	3,083	129
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(f)(k)(o)(s)	Midstream			12/31/25	3,125,000	2,623	130
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(f)(k)(o)(s)	Midstream			12/31/25	781,250	576	31
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(f)(k)(o)(s)	Midstream			12/31/25	546,880	630	32
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(y)	Upstream				1,968,861	1	10,594
Ridgeback Resources Inc., Common Equity	(f)(k)(o)(s)(t)(y)	Upstream				9,599,928	53,677	51,460
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment				3,750,000	6,029	2,194
Telpico, LLC, Common Equity	(f)(n)(o)(s)(y)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(f)(n)(o)(s)	Upstream				50	7,571	6,483
USA Compression Partners, LP, Common Equity	(f)(k)(o)	Midstream				84,779	1,617	1,418
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(f)(k)(o)(s)	Midstream			4/2/28	1,586,719	714	3,746
Warren Resources, Inc., Common Equity	(f)(o)(s)(z)	Upstream				4,415,749	20,754	37,777
Total Equity/Other							340,584	594,385
TOTAL INVESTMENTS—135.8%							$2,237,968	2,431,336
LIABILITIES IN EXCESS OF OTHER ASSETS—(35.8%)	(x)							(640,081)
NET ASSETS—100.0%								$1,791,255

Swap Contracts—Crude Oil(i)

Counterparty	Type	Location	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(w)	Unrealized Depreciation(w)
BP Energy Co.	Fixed	ICE Brent	July 1, 2022 – December 31, 2023	255,958	$82.47	$—	$3,156
Total Swap Contracts—Crude Oil						$—	$3,156
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in thousands, except share amounts)

Swap Contracts—Natural Gas(i)

Counterparty	Type	Location	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(w)	Unrealized Depreciation(w)
BP Energy Co.	Fixed	NYMEX Henry Hub	July 1, 2022 – December 31, 2023	492,834	$4.04	$—	$432
Total Swap Contracts—Natural Gas						$—	$432
TOTAL SWAP CONTRACTS						$—	$3,588
__________________
Bbls – Barrels
MMBtu – One million British thermal units

(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2022, the three-month London Interbank Offered Rate, or LIBOR, or L, was 2.29% and the Secured Overnight Financing Rate, or SOFR, or S, was 2.12%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(h)     Position or portion thereof unsettled as of June 30, 2022.
(i)    Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)    Security held within FS Power Investments, LLC, a wholly-owned subsidiary of the Company.
(k)     The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2022, 73.9% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)     Security was on non-accrual status as of June 30, 2022.
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
(t)     Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2022.
(u)     Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2022.
(v)    Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.
(w)    Represents the amounts the Company would pay or receive under each swap contract if it were to settle on June 30, 2022 (see Note 6).
(x)     Includes the effect of swap contracts.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in thousands, except share amounts)

(y)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$3,166	$—	$(1,587)	$(12,756)	$11,177	$—	$—	$—	$—
Permian Production Holdings, LLC	7,889	587	(3,674)	551	(634)	4,719	291	57	—
Senior Secured Bonds
Great Western Petroleum, LLC	58,055	96	(55,096)	1,087	(4,142)	—	2,649	—	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	40,731	—	(82,883)	52,093	(9,941)	—	—	—	—
GWP Midstream Holdco, LLC, Common Equity	—	6,681	—	—	—	6,681	—	—	—
Harvest Oil & Gas Corp., Common Equity	2,836	—	(743)	—	(1,283)	810	—	—	—
Limetree Bay Energy, LLC, Class A Units	6,046	1,795	—	—	(3,225)	4,616	—	—	—
Permian Production Holdings, LLC, Common Equity	8,829	—	—	—	1,765	10,594	—	—	1,726
Ridgeback Resources Inc., Common Equity	48,356	—	(5,537)	229	8,412	51,460	—	—	3,691
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—	—
	$175,908	$9,159	$(149,520)	$41,204	$2,129	$78,880	$2,940	$57	$5,417
______________________
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
(3)    Interest, PIK and dividend income presented for the six months ended June 30, 2022.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in thousands, except share amounts)

(z)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC(4)	$7,782	$319	$—	$—	$—	$8,101	$—	$319	$—
Allied Wireline Services, LLC	46,339	5,808	—	—	1,522	53,669	2,930	—	—
MECO IV Holdco, LLC	22,745	455	(23,200)	—	—	—	—	455	—
Warren Resources, Inc.	23,688	117	(341)	—	—	23,464	1,179	117	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	50,770	—	—	—	1,361	52,131	—	—	735
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	—	—	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—
MECO IV Holdco, LLC, Class A-1 Units	4,181	—	(13,019)	10,858	(2,020)	—	—	—	—
Warren Resources, Inc., Common Equity	25,854	—	—	—	11,923	37,777	—	—	—
	$181,359	$6,699	$(36,560)	$10,858	$12,786	$175,142	$4,109	$891	$735
______________________
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
(3)    Interest, PIK and dividend income presented for the six months ended June 30, 2022.
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

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	$3,304	$3,304	$—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(o)(s)	Power	10.0%		8/22/25	2,709	2,709	—
Potomac Energy Center, LLC		Power	L+600	0.5%	11/10/26	59,000	57,848	58,705
Traverse Midstream Partners LLC		Midstream	SF+425	1.0%	9/27/24	31,702	31,788	31,623
Warren Resources, Inc.	(s)(x)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,688	23,688	23,688
Total Senior Secured Loans—First Lien							892,016	872,094
Unfunded Loan Commitments							(59,759)	(59,759)
Net Senior Secured Loans—First Lien							832,257	812,335

Senior Secured Loans—Second Lien—5.2%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,792	20,200
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	17,143	17,091	17,314
Olympus Energy, LLC	(f)(s)	Upstream	L+750	1.0%	7/23/26	18,750	18,750	18,750
Olympus Energy, LLC	(e)(s)	Upstream	L+750	1.0%	7/23/26	11,250	11,250	11,250
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,512	13,438
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,177	14,393
Total Senior Secured Loans—Second Lien							96,077	96,838
Unfunded Loan Commitments							(12,755)	(12,755)
Net Senior Secured Loans—Second Lien							83,322	84,083

Senior Secured Bonds—5.1%
Great Western Petroleum, LLC	(f)(w)	Upstream	12.0%		9/1/25	55,096	53,913	58,055
SM Energy Co.	(k)	Upstream	10.0%		1/15/25	12,000	13,337	13,220
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,016	10,371
Total Senior Secured Bonds							77,266	81,646

Unsecured Debt—24.8%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	43,552
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	22,239	23,141	23,221
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	13,500	14,531	14,333
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	8,000	8,110	8,251
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	23,365	24,737	25,312
Endeavor Energy Resources, L.P.		Upstream	5.8%		1/30/28	31,299	33,030	33,412
EnLink Midstream, LLC	(k)	Midstream	5.4%		6/1/29	6,000	6,271	6,145
EnLink Midstream, LLC	(f)(k)	Midstream	5.6%		1/15/28	5,881	6,334	6,125
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	$64,046	$63,569	$64,046
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,027	10,945
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	11,625	11,619	11,411
Penn Virginia Escrow LLC	(k)	Upstream	9.3%		8/15/26	29,772	29,603	30,926
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	5,000	5,643	5,584
Range Resources Corp.	(k)	Upstream	9.3%		2/1/26	3,000	3,256	3,237
SM Energy Co.	(k)	Upstream	5.6%		6/1/25	8,000	8,041	8,079
Southwestern Energy Co.		Upstream	5.4%		2/1/29	18,928	19,731	20,043
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	17,690	18,359	17,919
Tallgrass Energy Partners, LP	(f)	Midstream	7.5%		10/1/25	13,424	14,499	14,545
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	9,000	9,414	9,369
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	40,613
Total Unsecured Debt							425,715	397,068

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—31.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$3,965
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	58,725	61,379
Global Jet Capital Holdings, LP, Preferred Equity	(f)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	167,176	12,305	12,204
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	105,291	124,050
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(m)(o)(s)	Power	13.1%		6/30/25	70,297	99,761	80,772
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,763	89,918
Total Preferred Equity							515,711	497,288

						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.2%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$54,514	$50,770
Total Sustainable Infrastructure Investments, LLC							54,514	50,770

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
__________________
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
__________________
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
__________________
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2022, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2022. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2021. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2021 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2022.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the six months ended June 30, 2022 and 2021, the Company did not recognize any structuring or other upfront fee revenue.
Net Realized Gains or Realized Losses on Extinguishment of Debt: Upon the repayment of debt obligations which are deemed to be extinguishments, the difference between the principal amount due at maturity and the amount repaid on the extinguishment of debt is recognized as a gain or loss.
Recent Accounting Pronouncements: In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848), or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848), or ASU 2021-01, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to the Company’s common shares during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	2,741,168	$10,460	3,105,572	$10,618
Proceeds from Share Transactions	2,741,168	$10,460	3,105,572	$10,618
During the period from July 1, 2022 to August 11, 2022, the Company issued 1,298,187 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,193 at an average price per share of $4.00.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

If the Company recommences its share repurchase program, the Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the six months ended June 30, 2022 and 2021.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the six months ended June 30, 2022 and 2021.
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the six months ended June 30, 2022 and 2021, $2,398 and $323, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the six months ended June 30, 2022 and 2021:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2022	2021	2022	2021
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$9,576	$9,957	$19,613	$20,605
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,490	$1,442	$2,910	$3,023
_________________________
(1)    During the six months ended June 30, 2022 and 2021, $20,503 and $20,804, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $1,700 and $321 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended June 30, 2022 and 2021, respectively, and $2,398 and $323 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, $9,576 in base management fees were payable to FS/EIG Advisor.
(2)    During the six months ended June 30, 2022 and 2021, $1,372 and $2,002, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $2,234 and $2,197 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the six months ended June 30, 2022 and 2021, respectively.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the six months ended June 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.03	$13,249
June 30, 2021	0.03	13,294
Total	$0.06	$26,543
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
Total	$0.06	$26,891
Although the Company's board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company's board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and two cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company's board of trustees has and will continue to evaluate the Company's ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees. Furthermore, the JPMorgan Facility restricts the ability of the Company to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 for a discussion of the JPMorgan Facility.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$26,891	100%	$26,543	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$26,891	100%	$26,543	100%
_________________________
(1)    During the six months ended June 30, 2022 and 2021, 80.3% and 69.1%, respectively, of the Company's gross investment income was attributable to cash income earned, 15.0% and 23.1%, respectively, was attributable to paid-in-kind, or PIK, interest and 4.7% and 7.8%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2022, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $91,276 and $1,167,050, respectively.
As of June 30, 2022 and December 31, 2021, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $389,433 and $288,368, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $530,100 and $552,882, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,568,415 and $2,659,737 as of June 30, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(137,079) and $(264,514) as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of $163,822 and $155,160, respectively, resulting from net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of June 30, 2022, the Company had a deferred tax liability of $49,847 resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and no deferred tax liability as of December 31, 2021. As of June 30, 2022 and December 31, 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $113,975 and $155,160, respectively. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the six months ended June 30, 2022, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company's fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in these fixed price swaps are based on the NYMEX Henry Hub for natural gas and the ICE Brent for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)

Below is a summary of the Company's open fixed price swap positions as of June 30, 2022. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.

Swap Contracts—Crude Oil

Year	Location	Bbls	Weighted Average Price ($/Bbls)
2022	ICE Brent	87,447	$87.22
2023	ICE Brent	168,511	$80.00
Swap Contracts—Natural Gas

Year	Location	MMBtu	Weighted Average Price ($/MMBtu)
2022	NYMEX Henry Hub	149,132	$4.58
2023	NYMEX Henry Hub	343,702	$3.80
As of December 31, 2021, the Company did not have any swap contracts. The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of June 30, 2022 was as follows:

Instrument	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$—	$(3,156)
Swap Contracts—Natural Gas	—	(432)
Total	$—	$(3,588)
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
(2)    Reflected on the Company's consolidated balance sheets as: Unrealized depreciation on swap contracts.
During the six months ended June 30, 2021, the Company did not have any swap contracts. The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company's statements of operations for the six months ended June 30, 2022 was as follows:

Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$(1,502)	$(3,156)
Swap Contracts—Natural Gas	(306)	(432)
Total	$(1,808)	$(3,588)
______________
(1)    Reflected on the Company's consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)    Reflected on the Company's consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of June 30, 2022:

Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	—	$(3,588)	$(3,588)	—	—	$(3,588)
______________
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$770,769	$762,753	31%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	176,003	177,184	7%	83,322	84,083	3%
Senior Secured Bonds	10,040	10,356	0%	77,266	81,646	3%
Unsecured Debt	389,039	359,450	15%	425,715	397,068	17%
Preferred Equity	497,019	475,077	20%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	52,131	2%	54,514	50,770	2%
Equity/Other	340,584	594,385	25%	364,272	472,033	20%
Total	$2,237,968	$2,431,336	100%	$2,353,057	$2,395,223	100%
______________
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
As of June 30, 2022, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2022, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of June 30, 2022 in this quarterly report on Form 10-Q.
As of December 31, 2021, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2021, the Company held investments in four portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (w) and (x) to the consolidated schedule of investments as of December 31, 2021 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2022, the Company had eight senior secured loan investments with aggregate unfunded commitments of $60,599 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2021, the Company had eight senior secured loan investments with aggregate unfunded commitments of $72,514 and unfunded commitments of $7,625 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$1,109,498	46%	$1,071,201	44%
Midstream	803,565	33%	893,004	37%
Power	380,644	16%	302,510	13%
Service & Equipment	76,045	3%	65,534	3%
Industrials	9,453	0%	12,204	1%
Sustainable Infrastructure Investments, LLC(1)	52,131	2%	50,770	2%
Total	$2,431,336	100%	$2,395,223	100%
_____________________
(1)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of June 30, 2022, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of June 30, 2022, total outstanding borrowings under the Seine Funding Facility were $252,351.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)	December 31, 2021
Total investments(1)	$293,718	$316,422
Weighted average current interest rate on debt investments(2)	4.57%	3.34%
Number of portfolio assets in SIIJV	10	11
Largest investment in a single portfolio company(1)	$76,689	$79,521
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC Portfolio
As of June 30, 2022
(Unaudited)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$12,702	$12,702	$12,490
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		76,689	76,689	76,864
Blue Heron Intermediate Holdco I, LLC		Midstream	L+188	4/22/24		32,359	32,359	32,407
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,083	9,083	9,133
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		18,499	18,499	18,684
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		28,951	28,951	28,965
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,266	12,514	12,748
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,624	24,624	25,006
ST EIP Holdco LLC		Midstream	L+250	11/5/24		59,400	59,400	58,651
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		18,897	18,897	19,093
Total Senior Secured Loans—First Lien							293,718	294,041
TOTAL INVESTMENTS—100%							$293,718	$294,041

Sustainable Infrastructure Investments, LLC Portfolio
As of December 31, 2021

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.7%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$12,720	$12,720	$12,166
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		79,521	79,521	80,498
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		32,894	32,894	33,034
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,574	9,574	9,633
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		19,189	19,189	19,315
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		29,753	29,753	29,893
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,777	12,907	13,567
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,777	24,777	25,573
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	60,018
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		21,470	21,470	21,604
Total Senior Secured Loans—First Lien							302,805	305,301
Unsecured Debt—4.3%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		13,617	13,617	13,665
Total Unsecured Debt							13,617	13,665
TOTAL INVESTMENTS—100.0%							$316,422	$318,966
_____________________
Percentages are shown as a percentage of total investments.
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2022 and December 31, 2021, the three-month LIBOR, or L, was 2.29% and 0.21%, respectively, and Canadian Dollar Offer Rate, or C, was 2.76% and 0.52%, respectively.
(c)    Denominated in U.S. dollars unless otherwise noted.
(d)    Security is classified as Level 3.
(e)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2022 and December 31, 2021.
(f)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected balance sheet information for SIIJV as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$294,041	$318,966
Cash and other assets	24,833	67,611
Total assets	$318,874	$386,577
Debt	$252,351	$318,894
Other liabilities	1,474	1,464
Total liabilities	253,825	320,358
Member's equity	$65,049	$66,219
Below is selected statement of operations information for SIIJV for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selected Statement of Operations Information
Total investment income	$2,243	$2,312	$4,073	$4,816
Expenses
Interest expense	1,178	1,299	2,151	2,657
Administrative services	40	45	81	90
Custodian and accounting fees	57	42	104	88
Professional services	26	36	51	70
Other	—	10	—	20
Total expenses	1,301	1,432	2,387	2,925
Net investment income	942	880	1,686	1,891
Net realized and unrealized gain (loss)	(1,316)	2,485	(2,016)	3,612
Net increase (decrease) in net assets resulting from operations	$(374)	$3,365	$(330)	$5,503
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of June 30, 2022 and December 31, 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2022 (Unaudited)	December 31, 2021
Level 1—Price quotations in active markets	$2,228	$11,797
Level 2—Significant other observable inputs	582,156	761,944
Level 3—Significant unobservable inputs	1,846,952	1,621,482
Total	$2,431,336	$2,395,223
As of December 31, 2021, the Company did not hold any swap contracts. As of June 30, 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

Valuation Inputs	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	3,588
Level 3—Significant unobservable inputs	—	—
Total	$—	$3,588
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, the Company's investment in SIIJV and all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of trustees determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. In determining the fair values of swap contracts, the Company utilized an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	1,085	125	24	80	2,662	—	—	3,976
Net realized gain (loss)	(12,192)	446	—	(27,729)	270	—	60,903	21,698
Net change in unrealized appreciation (depreciation)	20,588	420	(39)	34,607	(3,519)	1,361	154,688	208,106
Purchases	99,677	110,150	—	—	—	—	45,835	255,662
Paid-in-kind interest	7,901	537	—	3,843	188	—	—	12,469
Sales and repayments	(117,681)	(18,577)	—	(47,571)	(21,812)	—	(129,505)	(335,146)
Transfers into Level 3	58,705	—	—	—	—	—	—	58,705
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$472,158	$177,184	$10,356	$67,889	$475,077	$52,131	$592,157	$1,846,952
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10,826	$643	$(39)	$(80)	$(3,519)	$1,361	$168,303	$177,495

	For the Six Months Ended June 30, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	3,047	159	19	64	1,335	—	455	5,079
Net realized gain (loss)	(9,505)	1,185	(100,556)	(39,319)	(156,872)	—	(3,993)	(309,060)
Net change in unrealized appreciation (depreciation)	19,864	3,234	(67,273)	48,831	208,874	(242)	120,349	333,637
Purchases	49,805	—	43,292	—	13	—	52,021	145,131
Paid-in-kind interest	8,788	—	—	4,449	4,604	—	—	17,841
Sales and repayments	(121,084)	(158,102)	(18,836)	(21,581)	(41,207)	(6,089)	(1,221)	(368,120)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$433,283	$84,227	$196,688	$100,761	$487,824	$55,485	$420,045	$1,778,313
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$13,720	$4,065	$8,460	$875	$5,625	$(1,970)	$118,760	$149,535

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2022 and December 31, 2021 were as follows:

Type of Investment	Fair Value at June 30, 2022 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$369,751	Market Comparables	Market Yield (%)	8.3%-19.0%	11.3%
			EBITDA Multiples (x)	4.1x-8.3x	5.4x
	40,409	Discounted Cash Flow	Discount Rate (%)	11.0%-17.5%	14.4%
	61,998	Cost
Senior Secured Loans—Second Lien	137,784	Market Comparables	Market Yield (%)	9.3%-12.8%	10.6%
	39,400	Cost
Senior Secured Bonds	10,356	Market Comparables	Market Yield (%)	6.7%-7.7%	7.2%
Unsecured Debt	67,889	Market Comparables	Market Yield (%)	8.5%-9.5%	9.0%
Preferred Equity	384,253	Market Comparables	Market Yield (%)	10.3%-26.5%	16.4%
			EBITDA Multiples (x)	7.8x-8.8x	8.3x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	90,824	Discounted Cash Flow	Discount Rate (%)	10.8%-11.3%	11.0%
Sustainable Infrastructure Investments, LLC	52,131	Discounted Cash Flow	Discount Rate (%)	13.0%-13.5%	13.3%
Equity/Other	579,848	Market Comparables	Market Yield (%)	9.3%-9.8%	9.6%
			EBITDA Multiples (x)	2.0x-8.8x	5.2x
			Production Multiples (Mboe/d)	$38,000.0-$43,000.0	$40,500.0
			Proved Reserves Multiples (Mmboe)	10.0x-11.5x	10.8x
			Production Multiples (MMcfe/d)	$3,850.0-$4,150.0	$4,000.0
			Proved Reserves Multiples (Bcfe)	0.8x-0.9x	0.8x
			PV-10 Multiples (x)	0.6x-0.9x	0.8x
	3,625	Discounted Cash Flow	Discount Rate (%)	8.0%-33.0%	21.2%
	4,068	Option Valuation Model	Volatility (%)	37.5%-65.0%	46.2%
	4,616	Other(2)
Total	$1,846,952

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2021	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$376,827	Market Comparables	Market Yield (%)	6.3%-15.8%	9.1%
			EBITDA Multiples (x)	3.5x-6.7x	4.6x
	34,195	Discounted Cash Flow	Discount Rate (%)	8.5%-13.5%	10.8%
	3,053	Other(2)
Senior Secured Loans—Second Lien	84,083	Market Comparables	Market Yield (%)	7.0%-10.5%	8.8%
Senior Secured Bonds	10,371	Market Comparables	Market Yield (%)	6.5%-7.0%	6.8%
Unsecured Debt	64,046	Market Comparables	Market Yield (%)	8.9%-9.9%	9.4%
	40,613	Other(2)
Preferred Equity	416,516	Market Comparables	Market Yield (%)	7.5%-24.5%	14.9%
			EBITDA Multiples (x)	9.0x-10.0x	9.5x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	80,772	Discounted Cash Flow	Discount Rate (%)	9.5%-10.0%	9.8%
Sustainable Infrastructure Investments, LLC	50,770	Discounted Cash Flow	Discount Rate (%)	11.8%-12.3%	12.0%
Equity/Other	444,610	Market Comparables	EBITDA Multiples (x)	2.8x-10.5x	4.7x
			Production Multiples (Mboe/d)	$30,000.0-$35,000.0	$32,500.0
			Proved Reserves Multiples (Mmboe)	10.0x-11.5x	10.8x
			Production Multiples (MMcfe/d)	$2,900.0-$3,200.0	$3,050.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	1.2x-4.8x	2.8x
	3,195	Discounted Cash Flow	Discount Rate (%)	8.0%-32.0%	23.3%
	6,385	Option Valuation Model	Volatility (%)	52.0%-65.0%	63.6%
	6,046	Other(2)
Total	$1,621,482
______________
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
Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of June 30, 2022 and December 31, 2021. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021. Any significant changes to the Company's financing arrangements during the six months ended June 30, 2022 are discussed below.

	As of June 30, 2022 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$305,676	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023
Total			$762,751	$—

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
______________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of June 30, 2022 and December 31, 2021, the fair value of the Senior Secured Notes was approximately $459,091 and $510,511, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
For the six months ended June 30, 2022 and 2021, the components of total interest expense for the Company's financing arrangements were as follows:

	Six Months Ended June 30,
	2022			2021
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
JPMorgan Facility	$5,364	$1,365	$6,729	$5,243	$2,649	$7,892
Senior Secured Notes	17,808	2,353	20,161	18,338	2,004	20,342
Total	$23,172	$3,718	$26,890	$23,581	$4,653	$28,234
___________________
(1)     Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)     Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2022 were $774,853 and 6.90%, respectively. As of June 30, 2022, the Company’s effective interest rate on borrowings was 6.34%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2021 were $809,589 and 6.94%, respectively. As of June 30, 2021, the Company’s effective interest rate on borrowings was 6.26%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2022 and December 31, 2021.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Six Months Ended June 30, 2022 (Unaudited)	Year Ended December 31, 2021
Per Share Data:(1)
Net asset value, beginning of period	$3.59	$3.25
Results of operations(2)
Net investment income	0.06	0.09
Net realized gain (loss) and unrealized appreciation (depreciation)	0.40	0.37
Net increase (decrease) in net assets resulting from operations	0.46	0.46
Shareholder distributions(3)
Distributions from net investment income	(0.06)	(0.12)
Net decrease in net assets resulting from shareholder distributions	(0.06)	(0.12)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.99	$3.59
Shares outstanding, end of period	448,830,667	446,089,499
Total return(5)	12.81%	14.22%
Total return (without assuming reinvestment of distributions)(5)	12.81%	14.15%
Ratio/Supplemental Data:
Net assets, end of period	$1,791,255	$1,602,323
Ratio of net investment income to average net assets(6)(7)	3.31%	2.77%
Ratio of total operating expenses to average net assets(6)	6.70%	6.96%
Ratio of management fee offset to average net assets(6)	(0.14)%	(0.09)%
Ratio of net operating expenses to average net assets(6)	6.56%	6.87%
Ratio of interest expense to average net assets(6)	3.20%	3.46%
Portfolio turnover(8)	14.41%	44.25%
Total amount of senior securities outstanding, exclusive of treasury securities	$762,751	$775,667
Asset coverage per unit(9)	3.35	3.07
_________________________
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2022 are annualized. Annualized ratios for the six months ended June 30, 2022 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2022.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 3.17% and 2.68% for the six months ended June 30, 2022 and the year ended December 31, 2022, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the six months ended June 30, 2022 is not annualized.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (in thousands, except share and per share amounts)
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us" and "our" refer to FS Energy and Power Fund and "FS/EIG Advisor" refers to FS/EIG Advisor, LLC.
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•our future operating results;
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
•changes in the general interest rate environment;
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
We reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and EIG providing administrative services to us on behalf of FS/EIG Advisor, and for transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. We reimburse FS/EIG Advisor no less than quarterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and two cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future.
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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2022 and for the Year Ended December 31, 2021
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2022:

Net Investment Activity	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
Purchases	$220,408		$344,498
Sales and Repayments	(267,067)		(507,402)
Net Portfolio Activity	$(46,659)		$(162,904)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$115,986	53%	$133,628	39%
Senior Secured Loans—Second Lien	46,900	21%	110,150	32%
Unsecured Debt	19,228	9%	53,269	15%
Equity/Other	38,294	17%	47,451	14%
Total	$220,408	100%	$344,498	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$770,769	$762,753	31%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	176,003	177,184	7%	83,322	84,083	3%
Senior Secured Bonds	10,040	10,356	0%	77,266	81,646	3%
Unsecured Debt	389,039	359,450	15%	425,715	397,068	17%
Preferred Equity	497,019	475,077	20%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	52,131	2%	54,514	50,770	2%
Equity/Other	340,584	594,385	25%	364,272	472,033	20%
Total	$2,237,968	$2,431,336	100%	$2,353,057	$2,395,223	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Number of Portfolio Companies	71	71
% Variable Rate (based on fair value)	34.4%	35.1%
% Fixed Rate (based on fair value)	19.5%	22.3%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	14.3%	14.1%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	31.8%	28.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	99.3%	98.5%
% of Investments on Non-Accrual (based on fair value)	9.5%	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.3%	5.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.4%	7.8%
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and two cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. For the six months ended June 30, 2022 and the year ended December 31, 2021, our total return was 12.81% and 14.22%, respectively, and our total return without assuming reinvestment of distributions was 12.81% and 14.15%, respectively.
Our estimated gross portfolio yield does not represent actual investment returns to shareholders. Our gross annual portfolio yield is subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.
Direct Originations
We define Direct Originations as any investment where FS/EIG Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of June 30, 2022 and December 31, 2021:

Characteristics of All Direct Originations held in Portfolio	June 30, 2022	December 31, 2021
Number of Portfolio Companies	44	43
% of Investments on Non-Accrual (based on fair value)	12.9%	15.4%
Total Cost of Direct Originations	$1,546,521	$1,586,099
Total Fair Value of Direct Originations	$1,790,041	$1,621,482
% of Total Investments, at Fair Value	73.6%	67.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	6.2%	5.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.7%	8.4%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,790,041	74%	$1,621,482	68%
Broadly Syndicated/Other	641,295	26%	773,741	32%
Total	$2,431,336	100%	$2,395,223	100%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,878,180	77%	1,771,346	74%
3	164,034	7%	232,319	10%
4	314,885	13%	284,055	12%
5	74,237	3%	107,503	4%
Total	$2,431,336	100%	$2,395,223	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues
Our investment income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$26,815	57%	$27,342	70%	$53,902	65%	$56,507	73%
Paid-in-kind interest income	7,341	15%	9,361	24%	12,469	15%	17,841	23%
Fee income	9,226	20%	679	2%	10,459	13%	1,195	2%
Dividend income	3,691	8%	1,574	4%	6,152	7%	1,574	2%
Total investment income(1)	$47,073	100%	$38,956	100%	$82,982	100%	$77,117	100%
_____________________________
(1)     Such revenues represent $37,875 and $27,139 of cash income earned as well as $9,198 and $11,817 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2022 and 2021, respectively, and represent $66,627 and $53,293 of cash income earned as well as $16,355 and $23,824 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The decrease in the amount of interest income and PIK income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to an increase in repayments on higher-yielding debt investments which were reinvested into assets with lower yields.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to an increase in prepayment fees.
The increase in the amount of dividend income for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to the increase in dividends paid with respect to our investments in certain common equity and Sustainable Infrastructure Investments, LLC.

Expenses
Our operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$11,276	$10,278	$22,011	$20,928
Administrative services expenses	1,490	1,442	2,910	3,023
Share transfer agent fees	728	728	1,448	1,446
Accounting and administrative fees	189	161	366	347
Interest expense	13,196	12,744	26,890	28,234
Trustees' fees	190	191	417	398
Expenses associated with our independent audit and related fees	112	112	223	223
Legal fees	150	—	150	3
Printing fees	76	123	409	310
Other	530	425	1,530	796
Total operating expenses	27,937	26,204	56,354	55,708
Less: Management fee offset	(1,700)	(321)	(2,398)	(323)
Net operating expenses	$26,237	$25,883	$53,956	$55,385
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2022 and 2021 (not annualized):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Ratio of operating expenses to average net assets	1.59%	1.63%	3.35%	3.56%
Ratio of management fee offset to average net assets	(0.10)%	(0.02)%	(0.14)%	(0.02)%
Ratio of net operating expenses to average net assets	1.49%	1.61%	3.21%	3.54%
Ratio of interest expense to average net assets	(0.75)%	(0.79)%	(1.60)%	(1.80)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.74%	0.82%	1.61%	1.74%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $1,700 and $321 for the three months ended June 30, 2022 and 2021, respectively, and $2,398 and $323 for the six months ended June 30, 2022 and 2021, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and six months ended June 30, 2022 and 2021.
Net Investment Income
Our net investment income totaled $20,836 ($0.05 per share) and $13,073 ($0.03 per share) for the three months ended June 30, 2022 and 2021, respectively, and $29,026 ($0.06 per share) and $21,732 ($0.05 per share) for the six months ended June 30, 2022 and 2021, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments(1)	$60,504	$(262,066)	$31,460	$(262,506)
Net realized gain (loss) on foreign currency	—	(6)	—	(6)
Net realized gain (loss) on swap contracts	(1,392)	—	(1,808)	—
Net realized gain (loss) on debt extinguishment	(183)	—	(929)	—
Total net realized gain (loss)	$58,929	$(262,072)	$28,723	$(262,512)
_________________________
(1)    We sold investments and received principal repayments of $201,929 and $65,138, respectively, during the three months ended June 30, 2022 and $97,177 and $129,908, respectively, during the three months ended June 30, 2021. We sold investments and received principal repayments of $270,691 and $236,711, respectively, during the six months ended June 30, 2022 and $208,545 and $303,269, respectively, during the six months ended June 30, 2021.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Swap Contracts and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments and swap contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$(64,079)	$228,416	$151,202	$359,979
Net change in unrealized appreciation (depreciation) on swap contracts	(106)	—	(3,588)	—
Net change in unrealized gain (loss) on foreign currency	—	4	—	8
Total net change in unrealized appreciation (depreciation) and unrealized gain (loss)	$(64,185)	$228,420	$147,614	$359,987
During the three and six months ended June 30, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized depreciation to realized losses. During the three and six months ended June 30, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and the conversion of unrealized depreciation to realized losses.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $15,580 ($0.03 per share) and $(20,579) ($(0.05) per share), respectively. For the six months ended June 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $205,363 ($0.46 per share) and $119,207 ($0.27 per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2022, we had $131,334 in cash, which we held in custodial accounts. As of June 30, 2022, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2022, we had eight senior secured loan investments with aggregate unfunded commitments of $60,599 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2022:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$305,676	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023
Total			$762,751	$—
________________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of June 30, 2022, the fair value of the Senior Secured Notes was approximately $459,091.

The JPMorgan Facility matures on February 16, 2023 and the Senior Secured Notes mature on August 15, 2023. For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.
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
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and two cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. Furthermore, the JPMorgan Facility restricts our ability to make certain discretionary cash dividends and distributions and other restricted payments.

The following table reflects the cash distributions per share that we have declared on our common shares during the six months ended June 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.03	$13,249
June 30, 2021	0.03	13,294
Total	$0.06	$26,543
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
Total	$0.06	$26,891
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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins with FS/EIG Advisor reviewing and documenting preliminary valuations of each portfolio company or investment;
•such preliminary valuations for each portfolio company or investment are compared to a valuation range that is obtained from an independent third-party valuation service;
•FS/EIG Advisor then provides the valuation committee of our board of trustees, or the valuation committee, its valuation recommendation for each portfolio company or investment, along with supporting materials;
•preliminary valuations are then discussed with the valuation committee;
•the valuation committee reviews the preliminary valuations and FS/EIG Advisor, together with our independent third-party valuation services, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;
•following its review, the valuation committee will recommend that our board of trustees approve our fair valuations; and
•our board of trustees discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/EIG Advisor, the valuation committee and any independent third-party valuation services, if applicable.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the six months ended June 30, 2022 and 2021.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), or ASU 2021-01, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 34.4% of our portfolio investments (based on fair value) paid variable interest rates, 19.5% paid fixed interest rates, 14.3% were income producing preferred equity and equity/other investments and the remaining 31.8% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2022 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 229 basis points	$(13,211)	$(5,943)	$(7,268)	(7.6)%
No change	—	—	—	—
Up 100 basis points	$8,138	$2,641	$5,497	5.7%
Up 300 basis points	$24,415	$7,924	$16,491	17.2%
Up 500 basis points	$30,112	$9,773	$20,339	21.2%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2022 and 2021, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, other than the risk described below.
If our portfolio is concentrated in a single or limited number of investments at any given time, our performance may be significantly adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of the value of any one investment.
We may from time to time hold securities of a single portfolio company that comprise more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act. As of June 30, 2022, we had an investment in a single portfolio company, which represented approximately 16.9% of our total investment portfolio, by fair value. A consequence of the concentration of a small number of investments at any given time is that the aggregate income and returns we realize may be significantly adversely affected by the unfavorable performance of a single or small number of such investments or a substantial write-down of the value of any one investment.
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
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2022.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)