Form 10-Q
period 2022-09-30
FS Energy & Power Fund
filed 2022-11-10
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 451,464,658 common shares of beneficial interest outstanding as of November 10, 2022.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,862,402 and $1,961,617, respectively)	$2,017,216	$2,037,956
Non-controlled/affiliated investments (amortized cost—$101,089 and $200,189, respectively)	65,795	175,908
Controlled/affiliated investments (amortized cost—$172,474 and $191,251, respectively)	175,712	181,359
Total investments, at fair value (amortized cost—$2,135,965 and $2,353,057, respectively)	2,258,723	2,395,223
Cash	246,406	33,879
Receivable for investments sold and repaid	17	4,975
Interest receivable	18,098	26,242
Dividends receivable	864	—
Unrealized appreciation on swap contracts	682	—
Prepaid expenses and other assets	138	156
Total assets	$2,524,928	$2,460,475
Liabilities
Payable for investments purchased	$—	$49,500
Credit facilities payable (net of deferred financing costs of $206 and $2,036, respectively)(1)	305,470	284,631
Secured note payable (net of deferred financing costs of $1,752 and $3,350, respectively)(1)	453,705	482,437
Unrealized depreciation on swap contracts	688	—
Swap income payable	47	—
Shareholder distributions payable	13,504	13,388
Management fees payable	11,142	10,466
Administrative services expense payable	1,980	1,324
Interest payable	4,768	14,170
Trustees' fees payable	161	200
Other accrued expenses and liabilities	1,622	2,036
Total liabilities	793,087	858,152
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 450,129,732 and 446,089,499 shares issued and outstanding, respectively	450	446
Capital in excess of par value	3,144,899	3,129,252
Accumulated earnings (deficit)	(1,413,508)	(1,527,375)
Total shareholders' equity	1,731,841	1,602,323
Total liabilities and shareholders' equity	$2,524,928	$2,460,475
Net asset value per common share at period end	$3.85	$3.59
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
From non-controlled/unaffiliated investments:
Interest income	$31,049	$20,066	$77,902	$69,393
Paid-in-kind interest income	5,549	7,926	17,070	20,163
Fee income	1,061	117	4,252	1,312
Dividend income	479	—	479	—
From non-controlled/affiliated investments:
Interest income	129	1,961	3,069	5,072
Paid-in-kind interest income	24	43	81	175
Fee income	—	—	7,268	—
Dividend income	—	—	5,417	1,574
From controlled/affiliated investments:
Interest income	2,271	2,173	6,380	6,242
Paid-in-kind interest income	226	645	1,117	6,117
Fee income	1,662	—	1,662	—
Dividend income	—	4,960	735	4,960
Total investment income	42,450	37,891	125,432	115,008
Operating expenses
Management fees	11,350	10,077	33,361	31,005
Administrative services expenses	1,695	1,457	4,605	4,480
Share transfer agent fees	768	736	2,216	2,182
Accounting and administrative fees	369	169	735	516
Interest expense(1)	14,104	12,783	40,994	41,017
Trustees' fees	161	189	578	587
Other general and administrative expenses	859	732	3,171	2,064
Total operating expenses	29,306	26,143	85,660	81,851
Less: Management fee offset(2)	(208)	(1,026)	(2,606)	(1,349)
Net expenses	29,098	25,117	83,054	80,502
Net investment income	13,352	12,774	42,378	34,506
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	2,930	1,509	(17,672)	22,012
Non-controlled/affiliated	718	116	41,922	(282,893)
Controlled/affiliated	—	—	10,858	—
Net realized gain (loss) on foreign currency	(202)	—	(202)	(6)
Net realized gain (loss) on swap contracts	(812)	—	(2,620)	—
Net realized gain (loss) on debt extinguishment	—	—	(929)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(57,812)	57,390	78,475	265,277
Non-controlled/affiliated	(13,142)	(11,500)	(11,013)	145,423
Controlled/affiliated	344	3,104	13,130	(1,727)
Net change in unrealized appreciation (depreciation) on swap contracts	3,582	—	(6)	—
Net change in unrealized appreciation (depreciation) on foreign currency	(59)	(21)	(59)	(13)
Total net realized and unrealized gain (loss)	(64,453)	50,598	111,884	148,073
Net increase (decrease) in net assets resulting from operations	$(51,101)	$63,372	$154,262	$182,579
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.11)	$0.14	$0.34	$0.41
Weighted average shares outstanding	450,023,829	444,498,317	448,729,053	443,021,423
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations
Net investment income	$13,352	$12,774	$42,378	$34,506
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	2,634	1,625	31,357	(260,887)
Net change in unrealized appreciation (depreciation) on investments	(70,610)	48,994	80,592	408,973
Net change in unrealized appreciation (depreciation) on swap contracts	3,582	—	(6)	—
Net change in unrealized appreciation (depreciation) on foreign currency	(59)	(21)	(59)	(13)
Net increase (decrease) in net assets resulting from operations	(51,101)	63,372	154,262	182,579
Shareholder distributions(1)
Distributions to shareholders	(13,504)	(13,339)	(40,395)	(39,882)
Net decrease in net assets resulting from shareholder distributions	(13,504)	(13,339)	(40,395)	(39,882)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,191	5,262	15,651	15,880
Net increase in net assets resulting from capital share transactions	5,191	5,262	15,651	15,880
Total increase (decrease) in net assets	(59,414)	55,295	129,518	158,577
Net assets at beginning of period	1,791,255	1,531,859	1,602,323	1,428,577
Net assets at end of period	$1,731,841	$1,587,154	$1,731,841	$1,587,154
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$154,262	$182,579
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(373,525)	(668,351)
Paid-in-kind interest	(18,268)	(26,455)
Proceeds from sales and repayments of investments	649,418	725,937
Net realized (gain) loss on investments	(35,108)	260,881
Net change in unrealized (appreciation) depreciation on investments	(80,592)	(408,973)
Net change in unrealized (appreciation) depreciation on swap contracts	6	—
Accretion of discount	(5,425)	(7,269)
Amortization of deferred financing costs and discount	5,155	6,238
(Increase) decrease in receivable for investments sold and repaid	4,958	(5,485)
(Increase) decrease in interest receivable	8,144	8,803
(Increase) decrease in dividends receivable	(864)	—
(Increase) decrease in prepaid expenses and other assets	18	34
Increase (decrease) in payable for investments purchased	(49,500)	80,184
Increase (decrease) in swap income payable	47	—
Increase (decrease) in management fees payable	676	(1,105)
Increase (decrease) in administrative services expense payable	656	894
Increase (decrease) in interest payable(1)	(9,402)	(9,467)
Increase (decrease) in trustees' fees payable	(39)	(3)
Increase (decrease) in other accrued expenses and liabilities	(414)	(426)
Net cash provided by (used in) operating activities	250,203	138,016
Cash flows from financing activities
Shareholder distributions paid	(24,628)	(23,851)
Borrowings under credit facilities(1)	29,009	—
Repayments of credit facilities(1)	(10,000)	(185,000)
Repayments under senior secured notes(1)	(31,925)	—
Deferred financing costs paid	(132)	(128)
Net cash provided by (used in) financing activities	(37,676)	(208,979)
Total increase (decrease) in cash	212,527	(70,963)
Cash at beginning of period	33,879	142,536
Cash at end of period	$246,406	$71,573
Supplemental disclosure
Reinvestment of shareholder distributions	$15,651	$15,880
Non-cash purchases of investments	$(1,587)	$(81,215)
Non-cash sales of investments	$1,587	$81,215
Excise and state taxes paid	$1,024	$71
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the nine months ended September 30, 2022 and 2021, the Company paid $45,241 and $44,246, respectively, in interest expense on the financing arrangements and Senior Secured Notes.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of September 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—43.3%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	$22,568	$19,916	$23,163
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	14,634	14,634	15,020
Allied Downhole Technologies, LLC	(f)(s)(y)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	8,267	8,267	8,267
Allied Downhole Technologies, LLC	(e)(s)(y)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	2,500	2,500	2,500
Allied Wireline Services, LLC	(f)(s)(y)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	63,888	63,888	60,412
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,366	38,091	38,067
Cimarron Energy Inc.	(f)(m)(o)(s)	Service & Equipment	L+900	1.0%	12/31/24	7,500	6,750	3,488
Compass Power Generation LLC		Power	S+425	1.0%	4/14/29	32,393	31,466	31,193
Cox Oil Offshore, LLC, Volumetric Production Payments	(i)(s)(v)	Upstream	12.9%		12/31/23	100,000	14,465	27,066
CPV Maryland, LLC		Power	L+400	1.0%	5/11/28	14,495	14,348	14,224
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,701	21,465
EIF Van Hook Holdings, LLC		Midstream	S+525		9/5/24	28,538	28,218	27,634
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	81,865	80,373	81,496
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+725	0.5%	10/15/26	17,422	17,164	17,271
GasLog Ltd.	(k)(s)	Midstream	L+775		3/31/29	14,648	14,553	14,168
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,778	7,637	7,687
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	163	160	161
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	6,016	5,937	5,941
Goodnight Water Solutions, LLC	(s)	Midstream	S+775	0.5%	6/3/27	15,000	14,783	14,787
Hamilton Intermediate Holdings, LLC	(s)	Power	16.5% PIK (16.5% Max PIK)		6/17/25	29,152	29,891	29,913
Medallion Midland Acquisition LP		Midstream	L+375	0.8%	10/18/28	7,940	7,905	7,697
NNE Holding LLC	(s)	Upstream	L+475, 4.5% PIK (4.5% Max PIK)		12/31/23	42,333	42,313	42,081
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	18,285	18,200	18,496
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	11,715	11,715	11,850
Oryx Midstream Services Permian Basin LLC	(f)	Midstream	L+325	0.5%	10/5/28	32,752	32,608	31,841
Parkway Generation LLC		Power	L+475	0.8%	2/18/29	6,140	6,083	6,021
Parkway Generation LLC		Power	L+475	0.8%	2/18/29	43,640	43,234	42,768
Permian Production Holdings, LLC	(f)(s)(x)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,743	4,209	4,743
Pinnacle Midland Gas Holdco LLC	(s)	Midstream	L+675	1.0%	12/9/26	8,078	8,009	8,069
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/9/26	3,770	3,770	3,766
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	12,121	12,121	10,473
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,643	3,643	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/23	2,709	2,709	—
Potomac Energy Center, LLC	(s)	Power	L+600	0.5%	11/12/26	58,459	57,461	58,267
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Traverse Midstream Partners LLC		Midstream	S+425	1.0%	9/27/24	$29,731	$29,789	$29,127
Warren Resources, Inc.	(s)(y)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,524	23,524	23,524
Wattbridge Inc.	(s)	Power	S+785	1.8%	6/30/27	42,500	42,500	42,526
Total Senior Secured Loans—First Lien							785,535	785,172
Unfunded Loan Commitments							(35,328)	(35,328)
Net Senior Secured Loans—First Lien							750,207	749,844

Senior Secured Loans—Second Lien—8.4%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,834	20,200
Citizen Energy Operating, LLC	(s)	Upstream	S+765	1.0%	6/29/27	40,000	39,413	39,331
ERA II Minerals, LLC	(f)(s)	Upstream	S+625	0.8%	3/7/27	38,000	37,571	37,768
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,524	13,418
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,491
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,193	14,392
Tenrgys, LLC	(s)	Upstream	S+950, 9.5% Max PIK	1.0%	3/17/27	20,537	20,537	20,537
Total Senior Secured Loans—Second Lien							146,577	147,137
Unfunded Loan Commitments							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							145,072	145,632

Senior Secured Bonds—0.6%
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,052	10,195
Total Senior Secured Bonds							10,052	10,195

Unsecured Debt—20.0%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	39,188
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	22,239	23,050	19,593
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	13,825	14,603	12,203
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	11,000	11,114	9,844
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	26,365	27,595	25,938
Earthstone Energy Holdings, LLC	(k)	Upstream	8.0%		4/15/27	11,400	11,400	10,767
Endeavor Energy Resources, L.P.	(f)	Upstream	5.8%		1/30/28	31,299	32,841	29,839
EnLink Midstream, LLC	(k)	Midstream	5.4%		6/1/29	1,000	1,041	917
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	35,118	34,933	35,118
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,268	10,217
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	19,125	18,658	14,960
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	$8,750	$9,683	$8,922
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,625	28,023
Sitio Royalties Operating Partnership, LP	(f)(k)(s)	Upstream	S+650	1.5%	9/20/26	20,000	19,801	19,800
SM Energy Co.	(k)	Upstream	5.6%		6/1/25	8,000	8,033	7,691
Southwestern Energy Co.	(f)	Upstream	5.4%		2/1/29	18,928	19,658	17,204
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	17,690	18,315	14,542
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	28,261	28,513	25,703
Tallgrass Energy Partners, LP	(f)	Midstream	7.5%		10/1/25	15,424	16,386	15,177
Total Unsecured Debt							376,017	345,646

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—24.9%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$5,571
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(f)(m)(o)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	17,885	12,493	9,367
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	99,240	107,499	115,895
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(m)(o)(s)	Power	13.1%		6/30/25	70,297	99,761	89,875
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,896	85,943
Total Preferred Equity							459,515	431,651

						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.0%
Sustainable Infrastructure Investments, LLC	(k)(s)(y)	Power				$60,603	$54,514	$52,047
Total Sustainable Infrastructure Investments, LLC							54,514	52,047

						Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—30.2%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$840
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(f)(k)(o)(p)(s)	Power			7/24/25	35	2,652	1,837
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(y)	Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(y)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream			2/1/25	126,632,117	351	900
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(o)(q)(s)	Upstream				133,051,371	44,700	40,297
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
GWP Midstream Holdco, LLC, Common Equity	(f)(o)(r)(s)(x)	Midstream				105,785	$6,681	$6,167
Harvest Oil & Gas Corp., Common Equity	(f)(o)(s)(x)	Upstream				135,062	15,059	552
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(x)	Midstream				76,938,973	21,458	4,616
Maverick Natural Resources, LLC, Common Equity	(f)(g)(n)(o)(s)	Upstream				503,176	138,208	374,001
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(f)(k)(o)(s)	Midstream			12/31/25	2,187,500	3,083	26
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(f)(k)(o)(s)	Midstream			12/31/25	3,125,000	2,623	22
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(f)(k)(o)(s)	Midstream			12/31/25	781,250	576	6
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(f)(k)(o)(s)	Midstream			12/31/25	546,880	630	7
Permian Production Holdings, LLC, Common Equity	(f)(n)(o)(s)(x)	Upstream				1,968,861	5	9,057
Ridgeback Resources Inc., Common Equity	(f)(k)(s)(t)(x)	Upstream				9,599,928	53,677	40,660
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(s)(u)	Service & Equipment				3,750,000	6,029	2,504
Telpico, LLC, Common Equity	(f)(n)(o)(s)(x)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(f)(n)(o)(s)	Upstream				50	7,571	5,917
USA Compression Partners, LP, Common Equity	(f)(k)(o)	Midstream				84,779	1,617	1,475
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(f)(k)(o)(s)	Midstream			4/2/28	1,586,719	714	3,362
Warren Resources, Inc., Common Equity	(f)(o)(s)(y)	Upstream				4,415,749	20,754	31,462
Total Equity/Other							340,588	523,708
TOTAL INVESTMENTS—130.4%							$2,135,965	2,258,723
LIABILITIES IN EXCESS OF OTHER ASSETS—(30.4)%	(j)							(526,882)
NET ASSETS—100.0%								$1,731,841

Swap Contracts—Crude Oil(i)

Counterparty	Type	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(w)	Unrealized Depreciation(w)
BP Energy Co.	Fixed	ICE Brent	October 1, 2022 – December 31, 2023	211,557	$81.47	$682	$10
Total Swap Contracts—Crude Oil						$682	$10
Swap Contracts—Natural Gas(i)

Counterparty	Type	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(w)	Unrealized Depreciation(w)
BP Energy Co.	Fixed	NYMEX Henry Hub	October 1, 2022 – December 31, 2023	399,946	$3.91	$—	$678
Total Swap Contracts—Natural Gas						$—	$678
TOTAL SWAP CONTRACTS						$682	$688
__________________
Bbls – Barrels
MMBtu – One million British thermal units
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in thousands, except share amounts)

(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2022, the three-month London Interbank Offered Rate, or LIBOR, or L, was 3.75% and the Secured Overnight Financing Rate, or SOFR, or S, was 3.59%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)    Denominated in U.S. dollars, unless otherwise noted.
(d)    See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
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
(h)     Not used.
(i)    Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)    Includes the effect of swap contracts.
(k)     The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2022, 74.1% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)     Security was on non-accrual status as of September 30, 2022.
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
(t)     Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2022.
(u)     Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2022.
(v)    Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.
(w)    Represents the amounts the Company would pay or receive under each swap contract if it were to settle on September 30, 2022 (see Note 6).
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in thousands, except share amounts)

(x)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$3,166	$—	$(1,587)	$(12,756)	$11,177	$—	$—	$—	$—	$—
Permian Production Holdings, LLC	7,889	640	(3,674)	551	(663)	4,743	420	81	—	—
Senior Secured Bonds
Great Western Petroleum, LLC	58,055	96	(55,096)	1,087	(4,142)	—	2,649	—	7,268	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	40,731	—	(83,601)	52,811	(9,941)	—	—	—	—	—
GWP Midstream Holdco, LLC, Common Equity	—	6,681	—	—	(514)	6,167	—	—	—	—
Harvest Oil & Gas Corp., Common Equity	2,836	—	(743)	—	(1,541)	552	—	—	—	—
Limetree Bay Energy, LLC, Class A Units	6,046	1,795	—	—	(3,225)	4,616	—	—	—	—
Permian Production Holdings, LLC, Common Equity	8,829	4	—	—	224	9,057	—	—	—	1,726
Ridgeback Resources Inc., Common Equity	48,356	—	(5,537)	229	(2,388)	40,660	—	—	—	3,691
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—	—	—
	$175,908	$9,216	$(150,238)	$41,922	$(11,013)	$65,795	$3,069	$81	$7,268	$5,417
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
(3)    Interest, PIK, fee and dividend income presented for the nine months ended September 30, 2022.

See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in thousands, except share amounts)

(y)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC(4)	$7,782	$485	$—	$—	$—	$8,267	$—	$485	$—	$—
Allied Wireline Services, LLC	46,339	5,808	—	—	8,265	60,412	4,527	—	—	—
MECO IV Holdco, LLC	22,745	455	(23,200)	—	—	—	—	455	1,662	—
Warren Resources, Inc.	23,688	177	(341)	—	—	23,524	1,853	177	—	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	50,770	—	—	—	1,277	52,047	—	—	—	735
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	—	—	—	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—	—
MECO IV Holdco, LLC, Class A-1 Units	4,181	—	(13,019)	10,858	(2,020)	—	—	—	—	—
Warren Resources, Inc., Common Equity	25,854	—	—	—	5,608	31,462	—	—	—	—
	$181,359	$6,925	$(36,560)	$10,858	$13,130	$175,712	$6,380	$1,117	$1,662	$735
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
(3)    Interest, PIK, fee and dividend income presented for the nine months ended September 30, 2022.
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

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$—	$14,343	$—	$—	$(11,177)	$3,166	$—	$—	$—
Permian Production Holdings, LLC	11,446	489	(6,401)	1,106	1,249	7,889	1,009	215	—
Warren Resources, Inc.(4)	27,788	69	(27,857)	—	—	—	—	—	—
Senior Secured Bonds
Great Western Petroleum, LLC	—	53,913	—	—	4,142	58,055	5,861	—	—
Limetree Bay Ventures, LLC	25,538	—	(3,810)	(21,752)	24	—	—	—	—
Limetree Bay Ventures, LLC	36,308	19	(5,137)	(29,021)	(2,169)	—	19	—	—
Limetree Bay Ventures, LLC	89,968	43,291	(9,889)	(49,783)	(73,587)	—	—	—	—
Unsecured Debt
Limetree Bay Ventures, LLC	—	—	(6,298)	(31,516)	37,814	—	—	—	—
Limetree Bay Ventures, LLC	—	—	(1,648)	(8,244)	9,892	—	—	—	—
Preferred Equity
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	(53,548)	53,548	—	—	—	—
Limetree Bay Ventures, LLC, Preferred Equity	—	—	—	(86,729)	86,729	—	—	—	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	—	30,790	—	—	9,941	40,731	—	—	—
Harvest Oil & Gas Corp., Common Equity	2,794	—	(1,756)	—	1,798	2,836	—	—	—
Limetree Bay Energy, LLC, Class A Units	—	19,663	—	—	(13,617)	6,046	—	—	—
Limetree Bay Ventures, LLC, Common Equity	—	—	—	(3,406)	3,406	—	—	—	—
Lonestar Resources US Inc., Common Equity	2,592	—	(2,376)	—	(216)	—	—	—	—
Permian Production Holdings, LLC, Common Equity	—	1	—	—	8,828	8,829	—	—	1,574
Ridgeback Resources Inc., Common Equity	38,385	—	—	—	9,971	48,356	—	—	—
Warren Resources, Inc., Common Equity(4)	4,460	—	(20,754)	—	16,294	—	—	—	—
	$239,279	$162,578	$(85,926)	$(282,893)	$142,870	$175,908	$6,889	$215	$1,574
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2022. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2021. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2022 and 2021, the Company did not accrue any amount of capital gains incentive fee.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the nine months ended September 30, 2022 and 2021, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2021 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2022.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the nine months ended September 30, 2022 and 2021, the Company did not recognize any structuring or other upfront fee revenue.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to the Company’s common shares during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	4,040,233	$15,651	4,608,920	$15,880
Proceeds from Share Transactions	4,040,233	$15,651	4,608,920	$15,880
During the period from October 1, 2022 to November 10, 2022, the Company issued 1,334,926 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,206 at an average price per share of $3.90.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

If the Company recommences its share repurchase program, the Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the nine months ended September 30, 2022 and 2021.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the nine months ended September 30, 2022 and 2021.
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the nine months ended September 30, 2022 and 2021, $2,606 and $1,349, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and nine months ended September 30, 2022 and 2021:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2022	2021	2022	2021
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$11,142	$9,051	$30,755	$29,656
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,695	$1,457	$4,605	$4,480
_________________________
(1)    During the nine months ended September 30, 2022 and 2021, $30,079 and $30,761, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $208 and $1,026 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended September 30, 2022 and 2021, respectively, and $2,606 and $1,349 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, $11,142 in base management fees were payable to FS/EIG Advisor.
(2)    During the nine months ended September 30, 2022 and 2021, $1,999 and $3,113, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,284 and $3,174 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the nine months ended September 30, 2022 and 2021, respectively.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the nine months ended September 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.03	$13,249
June 30, 2021	0.03	13,294
September 30, 2021	0.03	13,339
Total	$0.09	$39,882
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
September 30, 2022	0.03	13,504
Total	$0.09	$40,395
Although the Company's board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company's board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and three cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company's board of trustees has and will continue to evaluate the Company's ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees. Furthermore, the JPMorgan Facility restricts the ability of the Company to make certain discretionary cash dividends and distributions and other restricted payments.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$40,395	100%	$39,882	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$40,395	100%	$39,882	100%
_________________________
(1)    During the nine months ended September 30, 2022 and 2021, 81.1% and 70.7%, respectively, of the Company's gross investment income was attributable to cash income earned, 14.6% and 23.0%, respectively, was attributable to paid-in-kind, or PIK, interest and 4.3% and 6.3%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of September 30, 2022, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $89,298 and $1,165,895, respectively.
As of September 30, 2022 and December 31, 2021, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $358,712 and $288,368, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $551,020 and $544,430, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,450,966 and $2,651,285 as of September 30, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(192,243) and $(256,062) as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of $182,445 and $176,159, respectively, resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of September 30, 2022 and December 31, 2021, the Company had deferred tax liabilities of $43,234 and $20,999, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of September 30, 2022 and December 31, 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $139,211 and $155,160, respectively. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the nine months ended September 30, 2022, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)

Below is a summary of the Company's open fixed price swap positions as of September 30, 2022. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil

Year	Settlement Index	Bbls	Weighted Average Price ($/Bbls)
2022	ICE Brent	43,046	$87.22
2023	ICE Brent	168,511	$80.00
Swap Contracts—Natural Gas

Year	Settlement Index	MMBtu	Weighted Average Price ($/MMBtu)
2022	NYMEX Henry Hub	56,244	$4.58
2023	NYMEX Henry Hub	343,702	$3.80
During the nine months ended September 30, 2021, the Company did not have any swap contracts. During the nine months ended September 30, 2022, the average monthly notional volume of fixed price swap contracts—crude oil and fixed price swap contracts—natural gas outstanding were 211,042 Bbls and 407,724 MMBtus, respectively.
As of December 31, 2021, the Company did not have any swap contracts. The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of September 30, 2022 was as follows:

Instrument	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$682	$(10)
Swap Contracts—Natural Gas	—	(678)
Total	$682	$(688)
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
(2)    Reflected on the Company's consolidated balance sheets as: Unrealized depreciation on swap contracts.
During the nine months ended September 30, 2021, the Company did not have any swap contracts. The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company's statements of operations for the nine months ended September 30, 2022 was as follows:

Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$(1,968)	$672
Swap Contracts—Natural Gas	(652)	(678)
Total	$(2,620)	$(6)
______________
(1)    Reflected on the Company's consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)    Reflected on the Company's consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of September 30, 2022:

Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	$682	$(688)	$(6)	—	—	$(6)
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$750,207	$749,844	33%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	145,072	145,632	7%	83,322	84,083	3%
Senior Secured Bonds	10,052	10,195	1%	77,266	81,646	3%
Unsecured Debt	376,017	345,646	15%	425,715	397,068	17%
Preferred Equity	459,515	431,651	19%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	52,047	2%	54,514	50,770	2%
Equity/Other	340,588	523,708	23%	364,272	472,033	20%
Total	$2,135,965	$2,258,723	100%	$2,353,057	$2,395,223	100%
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
As of September 30, 2022, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2022, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (x) and (y) to the unaudited consolidated schedule of investments as of September 30, 2022 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2022, the Company had six senior secured loan investments with aggregate unfunded commitments of $36,833 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2021, the Company had eight senior secured loan investments with aggregate unfunded commitments of $72,514 and unfunded commitments of $7,625 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$988,443	44%	$1,071,201	44%
Midstream	735,574	33%	893,004	37%
Power	392,210	17%	302,510	13%
Service & Equipment	81,082	4%	65,534	3%
Industrials	9,367	0%	12,204	1%
Sustainable Infrastructure Investments, LLC(1)	52,047	2%	50,770	2%
Total	$2,258,723	100%	$2,395,223	100%
_____________________
(1)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of September 30, 2022, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of September 30, 2022, total outstanding borrowings under the Seine Funding Facility were $229,417.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)	December 31, 2021
Total investments(1)	$292,551	$316,422
Weighted average current interest rate on debt investments(2)	5.96%	2.34%
Number of portfolio assets in SIIJV	10	11
Largest investment in a single portfolio company(1)	$76,689	$79,521
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC Portfolio
As of September 30, 2022
(Unaudited)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$12,701	$12,701	$12,587
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		76,689	76,689	77,705
Blue Heron Intermediate Holdco I, LLC		Midstream	L+188	4/22/24		32,101	32,101	32,057
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,083	9,083	9,199
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		18,499	18,499	18,816
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		28,559	28,559	28,270
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,248	12,500	11,863
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,487	24,487	24,781
ST EIP Holdco LLC		Midstream	L+250	11/5/24		59,035	59,035	58,275
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		18,897	18,897	19,430
Total Senior Secured Loans—First Lien							292,551	292,983
TOTAL INVESTMENTS—100.0%							$292,551	$292,983

Sustainable Infrastructure Investments, LLC Portfolio
As of December 31, 2021

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.7%
AES DE Holdings V, LLC		Renewables	L+175	6/13/26		$12,720	$12,720	$12,166
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		79,521	79,521	80,498
Blue Heron Intermediate Holdco I, LLC		Midstream	L+175	4/22/24		32,894	32,894	33,034
Cedar Creek II LLC		Renewables	L+188	11/18/23		9,574	9,574	9,633
Copper Mountain Solar 3, LLC		Renewables	L+175	5/29/25		19,189	19,189	19,315
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		29,753	29,753	29,893
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,777	12,907	13,567
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,777	24,777	25,573
ST EIP Holdco LLC		Midstream	L+250	11/5/24		60,000	60,000	60,018
Top of the World Wind Energy LLC		Renewables	L+188	12/2/28		21,470	21,470	21,604
Total Senior Secured Loans—First Lien							302,805	305,301
Unsecured Debt—4.3%
Sociedad Minera Cerro Verde S.A.A.		Power	L+190	6/19/22		13,617	13,617	13,665
Total Unsecured Debt							13,617	13,665
TOTAL INVESTMENTS—100.0%							$316,422	$318,966
_____________________
Percentages are shown as a percentage of total investments.
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2022 and December 31, 2021, the three-month LIBOR, or L, was 3.75% and 0.21%, respectively, and Canadian Dollar Offer Rate, or C, was 4.20% and 0.52%, respectively.
(c)    Denominated in U.S. dollars unless otherwise noted.
(d)    Security is classified as Level 3 and fair value is determined in accordance with the Company’s valuation process.
(e)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2022 and December 31, 2021.
(f)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected balance sheet information for SIIJV as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$292,983	$318,966
Cash and other assets	5,453	67,611
Total assets	$298,436	$386,577
Debt	$229,417	$318,894
Other liabilities	1,157	1,464
Total liabilities	230,574	320,358
Member's equity	$67,862	$66,219
Below is selected statement of operations information for SIIJV for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selected Statement of Operations Information
Total investment income	$3,313	$2,124	$7,386	$6,940
Expenses
Interest expense	1,201	1,157	3,352	3,814
Administrative services	42	43	123	133
Custodian and accounting fees	23	34	127	122
Professional services	25	46	76	116
Other	44	3	44	23
Total expenses	1,335	1,283	3,722	4,208
Net investment income	1,978	841	3,664	2,732
Net realized and unrealized gain (loss)	836	1,217	(1,180)	4,829
Net increase (decrease) in net assets resulting from operations	$2,814	$2,058	$2,484	$7,561
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of September 30, 2022 and December 31, 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2022 (Unaudited)	December 31, 2021
Level 1—Price quotations in active markets	$1,475	$11,797
Level 2—Significant other observable inputs	554,554	761,944
Level 3—Significant unobservable inputs	1,702,694	1,621,482
Total	$2,258,723	$2,395,223
As of December 31, 2021, the Company did not hold any swap contracts. As of September 30, 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

Valuation Inputs	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	682	688
Level 3—Significant unobservable inputs	—	—
Total	$682	$688
The Company's board of trustees is responsible for overseeing the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. The Company's board of trustees has designated FS/EIG Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not generally available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, the Company's investment in SIIJV and all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if FS/EIG Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. In determining the fair values of swap contracts, FS/EIG Advisor utilized an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy. Except as described above, FS/EIG Advisor values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy.
FS/EIG Advisor periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, FS/EIG Advisor believes that these prices are reliable indicators of fair value. FS/EIG Advisor reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with FS/EIG Advisor’s valuation policy.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the nine months ended September 30, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	1,426	194	36	105	3,473	—	—	5,234
Net realized gain (loss)	(12,186)	446	—	(27,541)	1,329	—	64,960	27,008
Net change in unrealized appreciation (depreciation)	26,048	(201)	(212)	34,394	(9,441)	1,277	82,667	134,532
Purchases	110,486	110,150	—	19,800	—	—	16,052	256,488
Paid-in-kind interest	9,627	537	—	7,916	188	—	—	18,268
Sales and repayments	(122,163)	(49,577)	—	(84,415)	(61,186)	—	(104,518)	(421,859)
Transfers into Level 3(1)	58,705	—	—	—	—	—	2,836	61,541
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$486,018	$145,632	$10,195	$54,918	$431,651	$52,047	$522,233	$1,702,694
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,286	$22	$(212)	$(293)	$(6,787)	$1,277	$83,316	$93,609

	For the Nine Months Ended September 30, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	2,219	1,338	23	76	1,962	—	455	6,073
Net realized gain (loss)	(8,197)	448	(100,555)	(39,319)	(156,872)	—	162	(304,333)
Net change in unrealized appreciation (depreciation)	9,552	4,282	(53,965)	57,706	204,258	(1,297)	155,052	375,588
Purchases	54,953	15,000	53,291	832	13	—	52,021	176,110
Paid-in-kind interest	11,174	—	—	8,373	6,907	—	—	26,454
Sales and repayments	(132,333)	(158,734)	(228,836)	(21,582)	(41,207)	(6,089)	(14,398)	(603,179)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$419,736	$100,085	$10,000	$114,403	$486,138	$54,430	$445,726	$1,630,518
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(433)	$4,697	$(5)	$9,771	$34,791	$(1,297)	$150,206	$197,730
______________
(1)    Transfers into Level 3 were primarily due to decreased price transparency.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2022 and December 31, 2021 were as follows:

Type of Investment	Fair Value at September 30, 2022 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$450,887	Market Comparables	Market Yield (%)	8.5%-20.0%	12.1%
			EBITDA Multiples (x)	3.9x-6.3x	4.6x
	35,131	Discounted Cash Flow	Discount Rate (%)	11.5%-20.0%	16.2%
Senior Secured Loans—Second Lien	145,632	Market Comparables	Market Yield (%)	9.3%-13.5%	11.3%
Senior Secured Bonds	10,195	Market Comparables	Market Yield (%)	7.1%-8.1%	7.6%
Unsecured Debt	35,118	Market Comparables	Market Yield (%)	9.9%-10.9%	10.4%
	19,800	Cost
Preferred Equity	341,776	Market Comparables	Market Yield (%)	11.0%-27.8%	17.7%
			EBITDA Multiples (x)	7.5x-8.5x	8.0x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	89,875	Discounted Cash Flow	Discount Rate (%)	11.3%-11.8%	11.5%
Sustainable Infrastructure Investments, LLC	52,047	Discounted Cash Flow	Discount Rate (%)	13.5%-14.0%	13.8%
Equity/Other	510,905	Market Comparables	EBITDA Multiples (x)	1.7x-8.5x	4.6x
			Production Multiples (Mboe/d)	$31,000.0-$36,000.0	$33,564.9
			Proved Reserves Multiples (Mmboe)	$7.4-$9.8	$7.9
			Production Multiples (MMcfe/d)	$3,350.0-$3,650.0	$3,500.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.8x	0.8x
			PV-10 Multiples (x)	0.5x-0.9x	0.8x
	2,737	Discounted Cash Flow	Discount Rate (%)	8.0%-33.0%	24.1%
	3,423	Option Valuation Model	Volatility (%)	33.5%-58.0%	38.6%
	5,168	Other(2)
Total	$1,702,694

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
Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of September 30, 2022 and December 31, 2021. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021. Any significant changes to the Company's financing arrangements during the nine months ended September 30, 2022 are discussed below.

	As of September 30, 2022 (Unaudited)
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
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of September 30, 2022 and December 31, 2021, the fair value of the Senior Secured Notes was approximately $457,852 and $510,511, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
For the nine months ended September 30, 2022 and 2021, the components of total interest expense for the Company's financing arrangements were as follows:

	Nine Months Ended September 30,
	2022			2021
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
JPMorgan Facility	$9,458	$1,830	$11,288	$7,273	$3,214	$10,487
Senior Secured Notes	26,381	3,325	29,706	27,506	3,024	30,530
Total	$35,839	$5,155	$40,994	$34,779	$6,238	$41,017
___________________
(1)     Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)     Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2022 were $770,774 and 7.01%, respectively. As of September 30, 2022, the Company’s effective interest rate on borrowings was 6.93%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2021 were $779,623 and 6.94%, respectively. As of September 30, 2021, the Company’s effective interest rate on borrowings was 6.26%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2022 and December 31, 2021.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine Months Ended September 30, 2022 (Unaudited)	Year Ended December 31, 2021
Per Share Data:(1)
Net asset value, beginning of period	$3.59	$3.25
Results of operations(2)
Net investment income	0.09	0.09
Net realized gain (loss) and unrealized appreciation (depreciation)	0.26	0.37
Net increase (decrease) in net assets resulting from operations	0.35	0.46
Shareholder distributions(3)
Distributions from net investment income	(0.09)	(0.12)
Net decrease in net assets resulting from shareholder distributions	(0.09)	(0.12)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.85	$3.59
Shares outstanding, end of period	450,129,732	446,089,499
Total return(5)	9.69%	14.22%
Total return (without assuming reinvestment of distributions)(5)	9.75%	14.15%
Ratio/Supplemental Data:
Net assets, end of period	$1,731,841	$1,602,323
Ratio of net investment income to average net assets(6)(7)	3.22%	2.77%
Ratio of total operating expenses to average net assets(6)	6.62%	6.96%
Ratio of management fee offset to average net assets(6)	(0.15)%	(0.09)%
Ratio of net operating expenses to average net assets(6)	6.47%	6.87%
Ratio of interest expense to average net assets(6)	3.17%	3.46%
Portfolio turnover(8)	15.75%	44.25%
Total amount of senior securities outstanding, exclusive of treasury securities	$762,751	$775,667
Asset coverage per unit(9)	3.27	3.07
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
(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2022 are annualized. Annualized ratios for the nine months ended September 30, 2022 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2022.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 3.07% and 2.68% for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the nine months ended September 30, 2022 is not annualized.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and three cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future.
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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2022 and for the Year Ended December 31, 2021
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2022:

Net Investment Activity	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
Purchases	$30,614		$375,112
Sales and Repayments	(143,603)		(651,005)
Net Portfolio Activity	$(112,989)		$(275,893)

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$10,809	35%	$144,437	39%
Senior Secured Loans—Second Lien	—	—	110,150	29%
Unsecured Debt	19,800	65%	73,069	19%
Equity/Other	5	0%	47,456	13%
Total	$30,614	100%	$375,112	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$750,207	$749,844	33%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	145,072	145,632	7%	83,322	84,083	3%
Senior Secured Bonds	10,052	10,195	1%	77,266	81,646	3%
Unsecured Debt	376,017	345,646	15%	425,715	397,068	17%
Preferred Equity	459,515	431,651	19%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	52,047	2%	54,514	50,770	2%
Equity/Other	340,588	523,708	23%	364,272	472,033	20%
Total	$2,135,965	$2,258,723	100%	$2,353,057	$2,395,223	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Number of Portfolio Companies	69	71
% Variable Rate (based on fair value)	34.4%	35.1%
% Fixed Rate (based on fair value)	21.0%	22.3%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	13.0%	14.1%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	31.6%	28.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	99.9%	98.5%
% of Investments on Non-Accrual (based on fair value)	10.1%	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	6.9%	5.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.4%	7.8%
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and three cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. For the nine months ended September 30, 2022 and the year ended December 31, 2021, our total return was 9.69% and 14.22%, respectively, and our total return without assuming reinvestment of distributions was 9.75% and 14.15%, respectively.
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
Direct Originations
We define Direct Originations as any investment where FS/EIG Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of September 30, 2022 and December 31, 2021:

Characteristics of All Direct Originations held in Portfolio	September 30, 2022	December 31, 2021
Number of Portfolio Companies	41	43
% of Investments on Non-Accrual (based on fair value)	13.8%	15.4%
Total Cost of Direct Originations	$1,473,985	$1,586,099
Total Fair Value of Direct Originations	$1,645,350	$1,621,482
% of Total Investments, at Fair Value	72.8%	67.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	6.9%	5.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.0%	8.4%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,645,350	73%	$1,621,482	68%
Broadly Syndicated/Other	613,373	27%	773,741	32%
Total	$2,258,723	100%	$2,395,223	100%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,692,276	75%	1,771,346	74%
3	244,156	11%	232,319	10%
4	262,012	11%	284,055	12%
5	60,279	3%	107,503	4%
Total	$2,258,723	100%	$2,395,223	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues
Our investment income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$33,449	79%	$24,200	64%	$87,351	70%	$80,707	70%
Paid-in-kind interest income	5,799	14%	8,614	23%	18,268	15%	26,455	23%
Fee income	2,723	6%	117	0%	13,182	10%	1,312	1%
Dividend income	479	1%	4,960	13%	6,631	5%	6,534	6%
Total investment income(1)	$42,450	100%	$37,891	100%	$125,432	100%	$115,008	100%
_____________________________
(1)     Such revenues represent $35,111 and $27,991 of cash income earned as well as $7,339 and $9,900 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2022 and 2021, respectively, and represent $101,738 and $81,284 of cash income earned as well as $23,694 and $33,724 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to ongoing restructuring activity in the portfolio. The increase in the amount of interest income for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to the rising interest rate environment.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to an increase in prepayment fees.

Expenses
Our operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$11,350	$10,077	$33,361	$31,005
Administrative services expenses	1,695	1,457	4,605	4,480
Share transfer agent fees	768	736	2,216	2,182
Accounting and administrative fees	369	169	735	516
Interest expense	14,104	12,783	40,994	41,017
Trustees' fees	161	189	578	587
Expenses associated with our independent audit and related fees	213	113	436	336
Legal fees	101	15	251	18
Printing fees	73	89	482	399
Other	472	515	2,002	1,311
Total operating expenses	29,306	26,143	85,660	81,851
Less: Management fee offset	(208)	(1,026)	(2,606)	(1,349)
Net operating expenses	$29,098	$25,117	$83,054	$80,502
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2022 and 2021 (not annualized):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ratio of operating expenses to average net assets	1.62%	1.72%	4.96%	5.28%
Ratio of management fee offset to average net assets	(0.01)%	(0.07)%	(0.15)%	(0.09)%
Ratio of net operating expenses to average net assets	1.61%	1.65%	4.81%	5.19%
Ratio of interest expense to average net assets	(0.78)%	(0.84)%	(2.38)%	(2.64)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.83%	0.81%	2.43%	2.55%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $208 and $1,026 for the three months ended September 30, 2022 and 2021, respectively, and $2,606 and $1,349 for the nine months ended September 30, 2022 and 2021, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and nine months ended September 30, 2022 and 2021.
Net Investment Income
Our net investment income totaled $13,352 ($0.03 per share) and $12,774 ($0.03 per share) for the three months ended September 30, 2022 and 2021, respectively, and $42,378 ($0.09 per share) and $34,506 ($0.08 per share) for the nine months ended September 30, 2022 and 2021, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments(1)	$3,648	$1,625	$35,108	$(260,881)
Net realized gain (loss) on foreign currency	(202)	—	(202)	(6)
Net realized gain (loss) on swap contracts	(812)	—	(2,620)	—
Net realized gain (loss) on debt extinguishment	—	—	(929)	—
Total net realized gain (loss)	$2,634	$1,625	$31,357	$(260,887)
_________________________
(1)    We sold investments and received principal repayments of $28,558 and $115,045, respectively, during the three months ended September 30, 2022 and $168,333 and $127,005, respectively, during the three months ended September 30, 2021. We sold investments and received principal repayments of $299,249 and $351,756, respectively, during the nine months ended September 30, 2022 and $376,878 and $430,274, respectively, during the nine months ended September 30, 2021.
Net Change in Unrealized Appreciation (Depreciation) on Investments, Swap Contracts and Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$(70,610)	$48,994	$80,592	$408,973
Net change in unrealized appreciation (depreciation) on swap contracts	3,582	—	(6)	—
Net change in unrealized appreciation (depreciation) on foreign currency	(59)	(21)	(59)	(13)
Total net change in unrealized appreciation (depreciation) and unrealized gain (loss)	$(67,087)	$48,973	$80,527	$408,960
During the three and nine months ended September 30, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized appreciation to realized gains. During the three and nine months ended September 30, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and the conversion of unrealized depreciation to realized losses.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $(51,101) ($(0.11) per share) and $63,372 ($0.14 per share), respectively. For the nine months ended September 30, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $154,262 ($0.34 per share) and $182,579 ($0.41 per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2022, we had $246,406 in cash, which we held in custodial accounts. As of September 30, 2022, we also had broadly syndicated investments that could be sold to create additional liquidity. As of September 30, 2022, we had six senior secured loan investments with aggregate unfunded commitments of $36,833 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
In addition, the JPMorgan Facility matures on February 16, 2023 and the Senior Secured Notes mature on August 15, 2023. We intend on maintaining sufficient liquid securities and cash on hand and/or seeking new financing arrangements to repay the maturing financing arrangements. For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.

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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2022:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Revolving/Term	L+3.00%	$305,676	$—	February 16, 2023
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023
Total			$762,751	$—
________________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of September 30, 2022, the fair value of the Senior Secured Notes was approximately $457,852.

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
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and three cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. Furthermore, the JPMorgan Facility restricts our ability to make certain discretionary cash dividends and distributions and other restricted payments.

The following table reflects the cash distributions per share that we have declared on our common shares during the nine months ended September 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.03	$13,249
June 30, 2021	0.03	13,294
September 30, 2021	0.03	13,339
Total	$0.09	$39,882
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
September 30, 2022	0.03	13,504
Total	$0.09	$40,395
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
Valuation of Portfolio Investments
Our board of trustees is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of trustees has designated FS/EIG Advisor as our valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
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
FS/EIG Advisor determines the fair value of our investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by FS/EIG Advisor. In connection with that determination, FS/EIG Advisor will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins with FS/EIG Advisor facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in FS/EIG Advisor’s valuation policy and communicates the information to FS/EIG Advisor in the form of a valuation range for Level 3 assets;
•FS/EIG Advisor then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
•FS/EIG Advisor then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by FS/EIG Advisor’s board reporting obligations;
•the valuation committee meets with FS/EIG Advisor to receive the relevant quarterly reporting from FS/EIG Advisor and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of FS/EIG Advisor) provides our board of trustees with a report regarding the quarterly valuation process.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, FS/EIG Advisor may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, FS/EIG Advisor is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by FS/EIG Advisor or provided by any independent third-party pricing or valuation service that FS/EIG Advisor deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor and any independent third-party valuation services may consider when determining the fair value of our investments.
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company’s business in order to establish whether the portfolio company’s enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, FS/EIG Advisor may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate discount rate in a discounted cash flow model.
Other factors that may be considered include the borrower's ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing the debt investments.
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
When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. FS/EIG Advisor subsequently values these warrants or other equity securities received at their fair value.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the nine months ended September 30, 2022 and 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, 34.4% of our portfolio investments (based on fair value) paid variable interest rates, 21.0% paid fixed interest rates, 13.0% were income producing preferred equity and equity/other investments and the remaining 31.6% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of September 30, 2022 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(10,652)	$(3,057)	$(7,595)	(7.9)%
No change	—	—	—	—
Up 100 basis points	$4,923	$3,057	$1,866	1.9%
Up 300 basis points	$21,226	$9,170	$12,056	12.5%
Up 500 basis points	$37,530	$15,284	$22,246	23.1%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2022 and 2021, we did not engage in interest rate hedging activities.
We also have risks regarding the inability to renew, extend or replace the JPMorgan Facility. See “Item 1A. Risk Factors” for additional information.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, other than the risk described below.
Any inability to renew, extend or replace the JPMorgan Facility could adversely impact our liquidity and ability to fund new investments or maintain distributions to our shareholders.
There can be no assurance that we will be able to renew, extend or replace the JPMorgan Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace such facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace the JPMorgan Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our shareholders and our ability to qualify as a RIC.
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
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2022.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)