Form 10-K
period 2022-12-31
FS Energy & Power Fund
filed 2023-03-23
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 814-00841
______________________________________________________________________________________________
FS Energy and Power Fund
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________

Delaware	27-6822130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
201 Rouse Boulevard
Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
None

Title of each class	Trading symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest, par value
$0.001 per share
______________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.
There is no established market for the Registrant's common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $3.95 per share.
There were 452,787,008 shares of the Registrant's common shares of beneficial interest outstanding as of February 28, 2023.
 Documents Incorporated by Reference
The contents of the amendment to this Annual Report on Form 10-K, which will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FS ENERGY AND POWER FUND
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2022

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.
Item 1. Business.
FS Energy and Power Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2022, we had total assets of approximately $2.6 billion.
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
Our investment policy is to invest, under normal circumstances, at least 80% of our total assets in securities of energy and power, or Energy, companies. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. We consider Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. We seek to concentrate our investments on debt securities in Energy companies that we believe have, or are connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We may also make select equity investments in certain Energy companies meeting our investment objectives of current income generation and long-term capital appreciation. Our primary areas of focus will be the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly define our ‘‘Energy Investment Universe’’ as follows:
•Upstream—businesses that find, develop and extract energy resources, including natural gas, crude oil and coal, from onshore and offshore reservoirs;
•Midstream—businesses that gather, process, store and transmit energy resources and their by-products, including businesses that own pipelines, gathering systems, gas processing plants, liquefied natural gas facilities and other energy infrastructure;
•Downstream—businesses that refine, market and distribute refined energy resources, such as customer-ready natural gas, propane and gasoline, to end-user customers;
•Power—businesses engaged in the generation, transmission and distribution of power and electricity or in the production of alternative energy; and
•Service and Equipment—businesses that provide services and/or equipment to aid in the exploration and production of oil and natural gas, including seismic, drilling, completion and production activities, as well as those companies that support the operations and development of power assets.
Our investment objectives are to generate current income and long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of FS/EIG Advisor in sourcing, evaluating and structuring transactions;
•employing a conservative investment approach focused on current income and long-term investment performance;
•focusing primarily on debt or debt-like investments, such as structured preferred equity investments, in a broad array of private Energy companies within the United States;
•making select equity investments in certain Energy companies that have strong growth potential;
•investing primarily in established, stable enterprises with positive cash flow and strong asset and collateral coverage so as to limit the risk of potential principal loss; and
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative events within our portfolio.
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
For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, De Minimus Account Liquidation and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”
About FS/EIG Advisor
FS/EIG Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. FS/EIG Advisor is jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), and EIG Asset Management, LLC, or EIG. Our chairman and chief executive officer, Michael C. Forman, serves as FS/EIG Advisor’s chairman and chief executive officer, and Eric Long, our president, also serves as FS/EIG Advisor’s president.
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
FS Investments is headquartered in Philadelphia, PA with offices in New York, NY, Orlando, FL and Leawood, KS. The firm had approximately $35 billion in assets under management as of December 31, 2022.
About EIG
EIG is a leading institutional investor to the global energy and infrastructure sectors with $22.7 billion under management as of December 31, 2022. EIG specializes in private investments in energy and energy-related infrastructure on a global basis. During its 40-year history, EIG has committed over $44.6 billion to the energy sector through 396 projects or companies in 42 countries on six continents. EIG’s clients include many of the leading pension plans, insurance companies, endowments, foundations and sovereign wealth funds in the U.S., Asia and Europe. EIG is headquartered in Washington, D.C. with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For additional information, please visit EIG’s website at www.eigpartners.com.
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

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:
◦Deeply-rooted asset value. We seek to invest in companies that have significant asset value rather than speculative investments that rely solely on rising energy commodity prices, exploratory drilling success or factors beyond the control of a portfolio company. We focus on companies that have strong potential for enhancing asset value through factors within their control, such as operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. We expect such investments to have significant collateral coverage and downside protection irrespective of the broader economy.
◦Defensible market positions. We seek to invest in companies that have developed strong positions within their sector and exhibit the potential to maintain sufficient cash flows and profitability to service our investments in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
◦Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically require our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.
◦Commodity price management. We seek to invest in companies that appropriately manage their commodity price exposure through the use of hedging arrangements and other contracts and instruments that seek to minimize the company’s exposure to significant commodity price volatility.
◦Allocation among various issuers and sub-sectors. We seek to allocate our portfolio broadly among issuers and certain sectors within the Energy industry, thereby attempting to reduce the risk of a downturn in any one company or sector having a disproportionate adverse impact on the value of our portfolio.
In addition, since the JV Effective Date, the EIG Order has permitted us to participate in co-investment transactions with certain other EIG advised funds. We believe that the ability to participate in co-investment transactions with other funds managed by EIG permits us to participate in a broader range of, and allocate a higher percentage of our portfolio to, secured, directly negotiated investments that span the upstream, midstream, power and service and equipment sectors.
Joint Venture
Since January 2020, we have also invested with Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, through Sustainable Infrastructure Investments, LLC, or SIIJV, a joint venture between us and Imperial. SIIJV invests its capital in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. We and Imperial each have 50% voting control of SIIJV and together are required to agree on all investment decisions as well as all other significant actions for SIIJV. As of December 31, 2022, SIIJV had total capital commitments of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars pursuant to which we and Imperial have agreed to provide 87.5% and 12.5%, respectively, of the committed capital. As of December 31, 2022, we and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from us. As of December 31, 2022, our investment in SIIJV had a fair market value of approximately $51,098. We do not consolidate SIIJV in our consolidated financial statements.
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
Senior secured debt
Senior secured debt is situated at the top of the capital structure. Because this debt has priority in payment, it typically carries the lowest risk among all investments in a company. Generally, senior secured debt in which we invest is expected to have a maturity period of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Senior secured debt may also include second lien debt, which is granted a second priority security interest in the assets of the borrower, meaning that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid, and the value of the collateral may not be enough to repay in full both first lien secured debt and second lien secured debt. Generally, we expect that the variable interest rate on our first lien debt will typically range between 4.0% and 9.0% over a standard benchmark, such as the prime rate, the London Interbank Offered Rate, or LIBOR, or the Secured Overnight Financing Rate, or SOFR. We expect that the variable interest rate on second lien debt will range between 6.0% and 12.0% over a standard benchmark. In addition, we may receive additional returns from any yield enhancements we receive in connection with these investments.
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
Derivatives
We may also invest from time to time in derivatives, such as total return swaps, credit default swaps and other commodity swap contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities. Any use of derivatives may subject us to additional risks. See “Risk Factors—Risks Related to Our Investments—We may from time to time enter into total return swaps, credit default swaps, fixed price swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, commodity risk, liquidity risk and other risks similar to those associated with the use of leverage.”
Cash and cash equivalents
We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities or existing commitments.
Sources of Income
The primary means through which our shareholders may receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by us under the FS/EIG investment advisory agreement. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees.
Risk Management
We seek to limit the downside potential of our investment portfolio by, among other things:
•applying our investment strategy guidelines for portfolio investments;
•requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;
•allocating our portfolio among various issuers and sub-sectors, size permitting, with an adequate number of companies, across different sub-sectors of the Energy industry, with different types of collateral; and
•negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
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
Valuation Process. Our board of trustees is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of trustees has designated FS/EIG Advisor as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
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
During 2022, compliance with material governmental regulation applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;

ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any eligible portfolio company that we control.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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

Code of Ethics
We and FS/EIG Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act and Rule 204A-1 of the Advisers Act, respectively, that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code's pre-clearance and other requirements. Each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC's Internet site at www.sec.gov. Shareholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, at 100 F Street, N.E, Washington, D.C. 20549.
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
Personnel of FS/EIG Advisor and its affiliates will vote proxies relating to our securities in the best interest of its clients. Such personnel will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although FS/EIG Advisor will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
The proxy voting decisions are made by the senior personnel of FS/EIG Advisor and its affiliates who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FS/EIG Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•pursuant to Rule 13a-15 promulgated under the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as dividends to our shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as dividends to our shareholders.
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each tax year;
•derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or foreign currencies, net income from certain "qualified publicly-traded partnerships (which generally are partnerships that are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof), other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income)," or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the tax year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly-traded partnerships," or the Diversification Tests.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "—Regulation—Senior Securities." Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement, or the Excise Tax Avoidance Requirement, may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
Employees
We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FS/EIG Advisor or its affiliates, which manages and oversees our investment operations. In the future, FS/EIG Advisor may retain additional investment personnel based upon its needs.
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
Shareholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, from the EDGAR database on the SEC's web site at www.sec.gov. Shareholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov.

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

Risks Related to Our Business and Structure
•If our investment advisory agreement with our investment adviser, FS/EIG Advisor, were to be terminated, or if FS/EIG Advisor were to lose any members of its investment team, our ability to achieve our objectives could be significantly harmed.
•The inability of FS/EIG Advisor to generate investment opportunities through relationships with private equity sponsors, investment banks and commercial banks could adversely affect our business.
•We operate in a highly competitive market for investment opportunities.
•Our board of trustees may change our investment policy or modify or waive our operating policies.
•The SBCA Act allows us to incur additional leverage.
•Failure to safeguard the security of our data could compromise our ability to conduct business.
Risks Related to FS/EIG Advisor and its Respective Affiliates
•FS/EIG Advisor and its affiliates face conflicts of interest as a result of arrangements between us and FS/EIG Advisor and related to obligations FS/EIG Advisor and its affiliates have to our affiliates and to other clients.
•We may be obligated to pay FS/EIG Advisor incentive compensation even if we incur a net loss.
•We may face additional competition because employees of FS/EIG Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Risks Related to Business Development Companies and RICs
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•Our ability to acquire investments may be adversely affected if we cannot obtain debt or equity financing.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
Risks Related to Our Investments
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Under normal circumstances, 80% of our total assets are required to be invested in securities of Energy companies, and therefore, we are subject to specific risks related to investments in the Energy sector.
•Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.
•If our portfolio is concentrated in a single or limited number of investments at any given time, our performance may be significantly adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of the value of any one investment.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors.
•Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.
•A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value in accordance with policies and procedures approved by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•We are exposed to risks associated with changes in interest rates.
•Our investments may include original issue discount and PIK instruments.
•We may, from time to time, enter into derivative transactions which expose us to certain risks.

Risks Related to Debt Financing
•We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common shares and may increase the risk of investing in our common shares.
•The agreements governing our debt financing arrangements contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.
Risks Related to an Investment in Our Common Shares
•Our common shares are not listed on an exchange or quoted through a quotation system, and may never be.
•We are not obligated to complete a liquidity event by a specified date.
•Only a limited number of common shares may be repurchased pursuant to our share repurchase program, if any.
•We may pay distributions from borrowings or the sale of assets.
•The timing of our repurchase offers, if any, may be at a time that is disadvantageous to our shareholders.
•A shareholder's interest in us will be diluted if we issue additional common shares.
•Certain provisions of our declaration of trust and bylaws could deter takeover attempts.
General Risk Factors
•Future economic downturns could impair our portfolio companies and harm our operating results.
•Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
•If a period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all, or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
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

FS/EIG Advisor has a limited track record of acting as an investment adviser to a BDC, and any failure by FS/EIG Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
FS/EIG Advisor is jointly operated by an affiliate of FS and EIG and has limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. FS/EIG Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder FS/EIG Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. The track records and achievements of affiliates of, and funds advised or managed by, FS or EIG are not necessarily indicative of the future results FS/EIG Advisor will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS and EIG have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
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
Accomplishing this result on a cost‑effective basis is largely a function of the structuring of our investment process and the ability of FS/EIG Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FS/EIG Advisor’s investment committee have substantial responsibilities in connection with their roles at FS, EIG and the other entities affiliated with FS and EIG, as well as responsibilities under the FS/EIG investment advisory agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grows, may distract them or slow the rate of investment. In order to grow, FS/EIG Advisor will need to hire, train, supervise, manage and retain new personnel. However, we cannot assure you that FS/EIG Advisor will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user.” Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our investors.
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
We may from time to time hold securities of a single portfolio company that comprise more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act. As of December 31, 2022, we had an investment in a single portfolio company, which represented approximately 15.3% of our total investment portfolio, by fair value. A consequence of the concentration of a small number of investments at any given time is that the aggregate income and returns we realize may be significantly adversely affected by the unfavorable performance of a single or small number of such investments or a substantial write-down of the value of any one investment.
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
Under the 1940 Act, we are required to carry our investments at market value or, if there is no readily available market value, at fair value, in accordance with policies and procedures approved by our board of trustees. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in significant reductions to our net asset value for a given period.
A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value in accordance with policies and procedures approved by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value in accordance with policies and procedures approved by our board of trustees. There is not a public market for the securities of certain of the companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, FS/EIG Advisor, with oversight from our board of trustees, will value these securities quarterly at fair value.
Pursuant to Rule 2a-5 under the 1940 Act, our board has designated FS/EIG Advisor to perform, subject to board oversight, fair value determinations of our investments. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
We are exposed to risks associated with changes in interest rates.
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
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally will rise and there may be a significant number of issuers of such floating rate debt instruments that will be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
On March 5, 2021, the United Kingdom’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar

LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.
Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.
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
Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:
•may have limited financial resources and may be unable to meet the obligations under their debt and equity securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors' actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of FS/EIG Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
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
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases FS/EIG Advisor’s future base management fees which, thus, increases FS/EIG Advisor’s future income incentive fees at a compounding rate;
•Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•Tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;
•The required recognition of PIK interest for U.S federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income, income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•Original issue discount may create a risk of non-refundable cash payments to FS/EIG Advisor based on non-cash accruals that may never be realized.
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
Certain Energy companies in which we may invest are dependent on their parents or sponsors for a majority of their revenues. Any failure by an Energy company's parent or sponsor to satisfy its payments or obligations would impact the Energy company's revenues and cash flows and ability to make debt service payments and/or distributions.
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
MLPs are subject to additional fees, some of which are paid regardless of the performance of its assets. We will pay certain management fees to the adviser entity of any MLP in which we invest. FS/EIG Advisor will also earn its base management fee from us based on our gross assets, including our investment in any such MLP; therefore, we will be paying both FS/EIG Advisor's base management fee and any management fees charged by an MLP. As a result, our investment returns attributable to MLPs in which we invest may be lower than other investments we select. In addition, because the fees received by an MLP adviser are typically based on the managed assets of the MLP, including the proceeds of any leverage it may incur, the MLP adviser has a financial incentive to utilize leverage, which may create a conflict of interest between the MLP adviser and us as a shareholder in the MLP.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the net asset value attributable to our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to FS/EIG Advisor. See “Risks Related to FS/EIG Advisor and its Respective Affiliates—FS/EIG Advisor and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2,374,097 in total average assets, (ii) a weighted average cost of funds of 8.13%, (iii) $457,075 in borrowings outstanding, and (iv) $1,917,022 in average shareholders' equity. In order to compute the "Corresponding return to shareholders," the "Assumed Return on Our Portfolio (net of expenses)" is multiplied by the assumed total average assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed borrowings outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders' equity to determine the "Corresponding return to shareholders." Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholders	(14.32)%	(8.13)%	(1.94)%	4.25%	10.45%
Similarly, assuming (i) approximately $2,374,097 in total average assets, (ii) a weighted average cost of funds of approximately 8.13% and (iii) $457,075 in borrowings outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.56% in order to cover the annual interest payments on our outstanding borrowings.

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
•The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our shareholders each tax year, dividends of an amount at least equal to the sum of 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, determined without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•The income source requirement will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, De Minimis Account Liquidation and Distributions" for a detailed description of our share repurchase program.
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
Our share repurchase program includes numerous restrictions that limit shareholders' ability to sell their common shares. We intend to limit the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we intend to limit the number of common shares to be repurchased during any calendar year to the number of common shares we can repurchase with the proceeds we receive from the issuance of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we intend to limit the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless shareholders tender all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeds the number of common shares that we are able to repurchase, we will repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Furthermore, the maximum number of common shares to be repurchased for any repurchase offer may further be limited by the terms of our financing arrangements. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terms of our financing arrangements. In addition, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to losses of value in our portfolio and a decrease in our revenues, net income, net worth and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders. This could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.
Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.
From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have recovered from the events of 2008 and 2009, there have been continuing periods of volatility. For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. We, FS/EIG Advisor, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, FS/EIG Advisor, a portfolio company or a counterparty to us, FS/EIG Advisor, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of FS/EIG Advisor or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, FS/EIG Advisor, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
The COVID-19 pandemic has resulted in and may continue to result in adverse consequences for us and our portfolio companies. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of FS/EIG Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of

COVID-19 and its variants or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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
If a period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
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
Our business, results of operations and financial condition could be adversely affected by disruptions in the global oil and energy markets and declines in the price of oil, and the ultimate effect of these events on our business would be highly uncertain and cannot be predicted.
A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our investments in Energy companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices or other disruptions in the energy markets occur, it is likely that the ability of our portfolio companies to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged period of depressed oil and natural gas prices or other disruptions in the energy markets occur, it is likely that our portfolio companies’ cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us amounts owed or dividends or distributions, as applicable. Moreover, any decline in oil and natural gas prices and other disruptions in the energy markets could have a material adverse impact on our or our portfolio companies’ business, results of operations or financial condition.
Global economic, political and market conditions, including downgrades of the U.S. credit rating and Russia’s invasion of Ukraine, may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including Russia’s invasion of Ukraine), may contribute to increased market volatility, may have long-term effects on the

United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The United Kingdom’s decision to leave the European Union (the so-called “Brexit”) led to volatility in global financial markets. On December 24, 2020, a trade agreement was concluded between the European Union and the United Kingdom (the “TCA”), which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. Although the TCA covers many issues, it leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As such, there remains uncertainty as to the scope, nature and terms of the relationship between the United Kingdom and the European Union and the effect and implications of the TCA, and the actual and potential consequences of Brexit. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. And while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.
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
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or we become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item 3. Legal Proceedings.
We are not currently subject to any material legal proceedings, and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material adverse effect on our financial condition or results of operations.
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
Set forth below is a chart describing the classes of our securities outstanding as of February 28, 2023:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	700,000,000	—	452,787,008
As of February 28, 2023, we had 86,281 record holders of our common shares.
Share Repurchase Program, De Minimis Account Liquidation and Distributions
In March 2020, in light of difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. As a result, no common shares were purchased pursuant to our share repurchase program and there were no de minimis account liquidations during the year ended December 31, 2022.
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and four cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. In addition, prior to its maturity, the JPMorgan Facility restricted our ability to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terms of the JPMorgan Facility.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2022, 2021 and 2020:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2020	$0.1733	$75,656
2021	$0.1200	$53,264
2022	$0.1200	$53,938
See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions" and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations.
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
Forward-Looking Statements
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements and investments;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the other funds managed by FS/EIG Advisor, FS Investments, EIG, or any of their respective affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;
•our use of financial leverage;
•the ability of FS/EIG Advisor to locate suitable investments for us and to monitor and administer our investments;
•the ability of FS/EIG Advisor or its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a RIC and as a BDC;
•the impact on our business of the Dodd-Frank Act, as amended, and the rules and regulations issued thereunder;
•the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•the tax status of the enterprises in which we may invest.
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
i.changes in the economy;
ii.geo-political risks;
iii.risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters or pandemics; and
iv.future changes in laws or regulations and conditions in our operating areas.
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
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•corporate and organization expenses related to offerings of our common shares, subject to limitations included in the FS/EIG investment advisory agreement;

•the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;
•the cost of effecting sales and repurchases of our common shares and other securities;
•investment advisory fees;
•fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•interest payments on our debt or related obligations;
•transfer agent and custodial fees;
•research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g. telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
•fees and expenses associated with marketing efforts;
•federal and state registration fees;
•federal, state and local taxes;
•annual fees of the Delaware trustee;
•fees and expenses of our trustees not also serving in an executive officer capacity for us or FS/EIG Advisor;
•costs of proxy statements, shareholders’ reports and notices and other filings;
•our fidelity bond, trustees and officers/errors and omissions liability insurance and other insurance premiums;
•direct costs such as printing, mailing, long distance telephone and staff;
•fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;
•costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes‑Oxley Act;
•brokerage commissions for our investments;
•costs associated with our chief compliance officer; and
•all other expenses incurred by FS/EIG Advisor in connection with administering our business, including expenses incurred by FS/EIG Advisor in performing administrative services for us and administrative personnel paid by FS/EIG Advisor, to the extent they are not controlling persons of FS/EIG Advisor or any of its affiliates, subject to the limitations included in the FS/EIG investment advisory agreement.
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
COVID-19 and Energy Market Developments
Events in recent years such as the rapid spread of the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have, at times, resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery in 2021 and 2022, volatility in the energy markets may persist, recur or worsen, as a result of these events or other macroeconomic events, such as the current conflict in Ukraine and sanctions imposed on Russia in response. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. Many of our portfolio companies are performing well, and energy markets are currently experiencing relatively stable conditions. However, we expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and could become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of depressed commodity prices or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and four cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future.
We will continue to carefully monitor the energy markets and any other new or ongoing events that may affect our business and the business of our portfolio companies, including the current conflict in Ukraine and government responses thereto. Because the full effects of these events are not capable of being known at this time, we cannot estimate the impacts on our future financial condition, results of operations or cash flows.

Portfolio Investment Activity for the Years Ended December 31, 2022 and 2021
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
Net Investment Activity	2022		2021
Purchases	$376,779		$1,010,496
Sales and Repayments	(870,989)		(998,391)
Net Portfolio Activity	$(494,210)		$12,105

	For the Year Ended December 31,
	2022		2021
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$146,104	39%	$423,495	42%
Senior Secured Loans—Second Lien	110,150	29%	18,750	2%
Senior Secured Bonds	—	—	169,298	17%
Unsecured Debt	73,069	19%	334,396	33%
Preferred Equity	—	—	11,942	1%
Equity/Other	47,456	13%	52,615	5%
Total	$376,779	100%	$1,010,496	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$702,842	$706,646	35%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	143,153	143,270	7%	83,322	84,083	3%
Senior Secured Bonds	10,064	10,074	0%	77,266	81,646	3%
Unsecured Debt	253,675	241,418	12%	425,715	397,068	17%
Preferred Equity	425,182	400,414	20%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	51,098	2%	54,514	50,770	2%
Equity/Other	333,510	494,195	24%	364,272	472,033	20%
Total	$1,922,940	$2,047,115	100%	$2,353,057	$2,395,223	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Number of Portfolio Companies	63	71
% Variable Rate (based on fair value)	36.8%	35.1%
% Fixed Rate (based on fair value)	17.0%	22.3%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	28.9%	14.1%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	17.3%	28.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.5%	98.5%
% of Investments on Non-Accrual (based on fair value)	10.8%	10.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.3%	5.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.3%	7.8%
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and four cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future and any annualized distribution rate provided in this report may not be representative of the actual distribution rate for any period. Based on the distributions declared during 2022 of $0.12 per share, and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.95 per share as of December 31, 2022, the annualized distribution rate to shareholders as of December 31, 2022 was 3.04%. Based on the distributions declared in 2021 of $0.12 per share and the price at which we issued shares pursuant to our distribution reinvestment plan of $3.65 per share as of December 31, 2021, the annualized distribution rate to shareholders as of December 31, 2021 was 3.29%. For the years ended December 31, 2022 and 2021, our total return was 11.39% and 14.22%, respectively, and our total return without assuming reinvestment of distributions was 11.29% and 14.15%, respectively.
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

The following table presents certain selected information regarding our Direct Originations as of December 31, 2022 and 2021:

Characteristics of All Direct Originations held in Portfolio	December 31, 2022	December 31, 2021
Number of Portfolio Companies	40	43
% of Investments on Non-Accrual (based on fair value)	14.4%	15.4%
Total Cost of Direct Originations	$1,387,547	$1,586,099
Total Fair Value of Direct Originations	$1,537,417	$1,621,482
% of Total Investments, at Fair Value	75.1%	67.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	6.8%	5.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.7%	8.4%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,537,417	75%	$1,621,482	68%
Broadly Syndicated/Other	509,698	25%	773,741	32%
Total	$2,047,115	100%	$2,395,223	100%
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

Portfolio Asset Quality
In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,426,668	70%	1,771,346	74%
3	336,097	16%	232,319	10%
4	255,580	13%	284,055	12%
5	28,770	1%	107,503	4%
Total	$2,047,115	100%	$2,395,223	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2022, 2021 and 2020
Revenues
Our investment income for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022		2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$125,158	68%	$112,201	74%	$190,177	85%
Paid-in-kind interest income	19,925	11%	27,816	19%	30,396	14%
Fee income	11,928	6%	2,517	2%	1,287	1%
Dividend income	27,956	15%	8,173	5%	66	0%
Total investment income(1)	$184,967	100%	$150,707	100%	$221,926	100%
____________________________
(1)     Such revenues represent $158,257, $111,722 and $161,239 of cash income earned as well as $26,710, $38,985 and $60,687 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2022, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The increase in the amount of interest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the rising interest rate environment. The decrease in the amount of PIK income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to certain investments being placed on non-accrual and the divestiture of certain investments earning PIK income.
The decrease in the amount of interest income and PIK income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a combination of factors including certain investments being placed on non-accrual, an increase in the portfolio's allocation to non-income producing assets as a result of restructurings and an increase in repayments on higher-yielding debt which was reinvested into assets with lower yields.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in the amount of fee income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an increase in prepayment fees. The increase in the amount of fee income for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in prepayment and amendment fees.
The increase in the amount of dividend income for the year ended December 31, 2022 compared to the years ended December 31, 2021 and 2020 was primarily due to the increase in dividends paid with respect to our investments in certain common equities and Sustainable Infrastructure Investments, LLC.

Expenses
Our operating expenses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Management fees	$44,559	$41,561	$49,029
Administrative services expenses	5,626	5,713	6,579
Share transfer agent fees	2,985	2,918	2,728
Accounting and administrative fees	731	692	787
Interest expense	55,716	54,122	75,101
Trustees' fees	742	787	789
Expenses associated with our independent audit and related fees	614	450	451
Legal fees	752	18	1,581
Printing fees	554	488	736
Other	3,185	2,138	2,404
Total operating expenses	115,464	108,887	140,185
Less: Management fee offset	(2,619)	(1,439)	(706)
Net operating expenses before taxes	112,845	107,448	139,479
Federal income and excise taxes	2,353	—	—
Total net expenses, including federal income and excise taxes	$115,198	$107,448	$139,479
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Ratio of operating expenses and federal income and excise taxes to average net assets	6.78%	6.96%	8.20%
Ratio of management fee offset to average net assets	(0.15)%	(0.09)%	(0.04)%
Ratio of net operating expenses and federal income and excise taxes to average net assets	6.63%	6.87%	8.16%
Ratio of interest expense and federal income and excise taxes to average net assets	(3.34)%	(3.46)%	(4.40)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.29%	3.41%	3.76%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR or SOFR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $2,619, $1,439 and $706 for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the management fee offset for the years ended December 31, 2022, 2021 and 2020.
Net Investment Income
Our net investment income totaled $69,769 ($0.16 per share), $43,259 ($0.09 per share) and $82,447 ($0.19 per share) for the years ended December 31, 2022, 2021 and 2020, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Net realized gain (loss) on investments(1)	$37,383	$(273,439)	$(1,222,667)
Net realized gain (loss) on foreign currency	(202)	(28)	—
Net realized gain (loss) on swap contracts	(2,785)	—	20,250
Net realized gain (loss) on debt extinguishment	(929)	—	2,591
Total net realized gain (loss)	$33,467	$(273,467)	$(1,199,826)
______________
(1)    We sold investments and received principal repayments of $457,619 and $413,370, respectively, during the year ended December 31, 2022, $482,932 and $515,459, respectively, during the year ended December 31, 2021 and $992,178 and $83,350, respectively, during the year ended December 31, 2020.

Net Change in Unrealized Appreciation (Depreciation) on Investments, Swap Contracts and Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$82,009	$436,095	$249,140
Net change in unrealized appreciation (depreciation) on swap contracts	(698)	—	(6,551)
Net change in unrealized appreciation (depreciation) on foreign currency	(45)	(12)	5
Total net change in unrealized appreciation (depreciation)	$81,266	$436,083	$242,594
During the year ended December 31, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized appreciation to realized gains. During the year ended December 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized depreciation to realized losses. During the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses and the performance of certain upstream equity/other investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2022, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $184,502 ($0.41 per share), $205,875 ($0.46 per share) and $(874,785) ($(2.00) per share), respectively.
This "Results of Operations" section should be read in conjunction with "COVID-19 and Energy Market Developments" above.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2022, we had $481,655 in cash, which we held in custodial accounts. As of December 31, 2022, we also had broadly syndicated investments that could be sold to create additional liquidity. As of December 31, 2022, we had six senior secured loan investments with aggregate unfunded commitments of $25,891 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
On February 14, 2023, the JPMorgan Facility matured, and we repaid and terminated the facility with cash. In addition, the Senior Secured Notes mature on August 15, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. We intend on maintaining sufficient cash on hand and/or seeking new financing arrangements, subject to market conditions, to repay the maturing financing arrangements. For additional information regarding our financing arrangements, see Note 9 to our consolidated financial statements included herein.
We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we may also seek to employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but unless and until we elect otherwise, as permitted by the 1940 Act, in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of December 31, 2022:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Term Loan	L+3.00%	$305,676	$—	February 16, 2023(4)
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023
Total			$762,751	$—
________________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of December 31, 2022, the fair value of the Senior Secured Notes was approximately $458,908.
(4)    On February 14, 2023, the JPMorgan Facility matured, and we repaid and terminated the JPMorgan Facility.

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
Our distribution proceeds have exceeded and in the future may exceed our earnings. Therefore, portions of the distributions that we have made represented, and may make in the future may represent, a return of capital to shareholders, which lowers their tax basis in their common shares.A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS/EIG Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder’s cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.

We intend to make any regular distributions in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their cash distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder.
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and four cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. In addition, prior to its termination, the JPMorgan Facility restricted our ability to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terms of the JPMorgan Facility.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2022, 2021 and 2020:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2020	$0.1733	$75,656
2021	$0.1200	$53,264
2022	$0.1200	$53,938
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
With respect to investments for which market quotations are not readily available, a multi-step valuation process is undertaken each quarter, as described below:
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
•FS/EIG Advisor then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by FS/EIG Advisor's board reporting obligations;
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the years ended December 31, 2022, 2021 and 2020.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 36.8% of our portfolio investments (based on fair value) paid variable interest rates, 17.0% paid fixed interest rates, 28.9% were income producing preferred equity and equity/other investments and the remaining 17.3% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of December 31, 2022 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(12,767)	$(3,057)	$(9,710)	(11.7)%
No Change	—	—	—	—
Up 100 basis points	$3,937	$3,057	$880	1.1%
Up 300 basis points	$20,641	$9,171	$11,470	13.9%
Up 500 basis points	$37,344	$15,284	$22,060	26.7%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2022, 2021 and 2020, we did not engage in interest rate hedging activities.
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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance accounting principles generally accepted in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of FS Energy and Power Fund

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FS Energy and Power Fund (the Company), including the consolidated schedule of investments, as of December 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence with the custodians, underlying investee companies and others. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.
Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter
At December 31, 2022, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $1.59 billion. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 8 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of valuation techniques and the significant observable inputs and assumptions used by management requires subjective judgments and estimates. The primary valuation techniques used by the Company include market comparables and discounted cash flows. The primary significant unobservable inputs used to measure fair value include EBITDA multiples, discount rates, market yield percentages, proved reserve multiples and production multiples.
Auditing the fair value of the Company’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Company are highly judgmental, are sensitive to economic dislocations, and could have a significant effect on the fair value measurements of such investments.

How We Addressed the Matter in Our Audit
To test the valuation of the Company’s Level 3 investments, we gained an understanding of the valuation techniques, significant unobservable inputs and assumptions used by the Company in determining the fair value of the Company’s Level 3 investments. For a sample of Level 3 investments, with the support of our valuation specialists, we evaluated the valuation techniques used, tested the significant unobservable inputs and assumptions, and tested the mathematical accuracy of the related valuation models. For this sample of Level 3 investments, we agreed the significant inputs and underlying data used in the Company’s valuations including deal terms, portfolio company operating results, and market yields to transaction agreements, most recently available portfolio company financial statements or other financial or operating documents, information available from third-party sources and market data, as applicable. We also involved our valuation specialists to assist in developing independent estimates of fair value for a sample of investments by using portfolio company and market information, and we compared such estimates to the Company’s fair value of these investments. We also searched for and evaluated information that corroborated or contradicted the Company’s valuations of Level 3 investments.

/s/ Ernst & Young LLP

We have served as auditor of one or more FS Investments investment companies since 2013.

Philadelphia, Pennsylvania
March 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders of
FS Energy and Power Fund

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of FS Energy and Power Fund (the Company), including the consolidated schedule of investments, as of December 31, 2021, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 by correspondence with the custodians, brokers and/or the underlying investees, or by other appropriate auditing procedures where replies from the custodians, brokers and/or the underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

The primary procedures we performed to address this critical audit matter included the following, among others:
a.We obtained an understanding of the relevant controls related to management’s valuation of Level 3 fair value measurements, including those related to valuation techniques and significant unobservable inputs and tested such controls for design and operating effectiveness.
b.With the assistance of our valuation specialists, we evaluated the appropriateness of the selected valuation techniques, and any changes to selected valuation techniques from prior periods, used for Level 3 fair value measurements. We also tested the related significant unobservable inputs by comparing these inputs to external sources.
c.We evaluated management’s historical ability to estimate fair value through comparison of previous estimates to the transaction price of available transactions occurring subsequent to the previous valuation date.

/s/ RSM US LLP

We served as the Company’s auditor from 2007 to September 23, 2022.

Blue Bell, Pennsylvania
March 11, 2022

FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,656,169 and $1,961,617, respectively)	$1,786,887	$2,037,956
Non-controlled/affiliated investments (amortized cost—$94,068 and $200,189, respectively)	65,777	175,908
Controlled/affiliated investments (amortized cost—$172,703 and $191,251, respectively)	194,451	181,359
Total investments, at fair value (amortized cost—$1,922,940 and $2,353,057, respectively)	2,047,115	2,395,223
Cash	481,655	33,879
Receivable for investments sold and repaid	7,022	4,975
Interest receivable	21,932	26,242
Dividends receivable	878	—
Swap income receivable	83	—
Prepaid expenses and other assets	96	156
Total assets	$2,558,781	$2,460,475
Liabilities
Payable for investments purchased	$—	$49,500
Credit facilities payable (net of deferred financing costs of $238 and $2,036, respectively)(1)	305,438	284,631
Secured note payable (net of deferred financing costs of $1,253 and $3,350, respectively)(1)	454,671	482,437
Unrealized depreciation on swap contracts	698	—
Swap income payable	26	—
Shareholder distributions payable	13,543	13,388
Management fees payable	11,185	10,466
Administrative services expenses payable	1,086	1,324
Interest payable	13,371	14,170
Trustees' fees payable	164	200
Other accrued expenses and liabilities	4,851	2,036
Total Liabilities	805,033	858,152
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 451,465,673 and 446,089,499 shares issued and outstanding, respectively	451	446
Capital in excess of par value	3,191,293	3,129,252
Accumulated earnings (deficit)	(1,437,996)	(1,527,375)
Total shareholders' equity	1,753,748	1,602,323
Total liabilities and shareholders' equity	$2,558,781	$2,460,475
Net asset value per common share at year end	$3.88	$3.59
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Investment income
From non-controlled/unaffiliated investments:
Interest income	$119,003	$102,342	$177,147
Paid-in-kind interest income	12,666	20,827	18,397
Fee income	4,660	2,508	1,287
Dividend income	21,804	870	66
From non-controlled/affiliated investments:
Interest income	3,219	6,889	10,144
Paid-in-kind interest income	105	215	11,999
Fee income	7,268	—	—
Dividend income	5,417	1,574	—
From controlled/affiliated investments:
Interest income	2,936	2,970	2,886
Paid-in-kind interest income	7,154	6,774	—
Fee income	—	9	—
Dividend income	735	5,729	—
Total investment income	184,967	150,707	221,926
Operating expenses
Management fees	44,559	41,561	49,029
Administrative services expenses	5,626	5,713	6,579
Share transfer agent fees	2,985	2,918	2,728
Accounting and administrative fees	731	692	787
Interest expense(1)	55,716	54,122	75,101
Trustees' fees	742	787	789
Other general and administrative expenses	5,105	3,094	5,172
Total operating expenses	115,464	108,887	140,185
Less: Management fee offset(2)	(2,619)	(1,439)	(706)
Net expenses	112,845	107,448	139,479
Net investment income before taxes	72,122	43,259	82,447
Federal income and excise taxes	2,353	—	—
Net investment income	69,769	43,259	82,447
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(21,652)	9,454	(766,774)
Non-controlled/affiliated	43,136	(282,893)	(428,429)
Controlled/affiliated	15,899	—	(27,464)
Net realized gain (loss) on foreign currency	(202)	(28)	—
Net realized gain (loss) on swap contracts	(2,785)	—	20,250
Net realized gain (loss) on debt extinguishment	(929)	—	2,591
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	54,379	304,707	63,204
Non-controlled/affiliated	(4,010)	142,870	156,882
Controlled/affiliated	31,640	(11,482)	29,054
Net change in unrealized appreciation (depreciation) on swap contracts	(698)	—	(6,551)
Net change in unrealized appreciation (depreciation) on foreign currency	(45)	(12)	5
Total net realized and unrealized gain (loss)	114,733	162,616	(957,232)
Net increase (decrease) in net assets resulting from operations	$184,502	$205,875	$(874,785)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.41	$0.46	$(2.00)
Weighted average shares outstanding	449,393,210	443,768,738	437,620,915
_________________________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operations
Net investment income	$69,769	$43,259	$82,447
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	33,467	(273,467)	(1,199,826)
Net change in unrealized appreciation (depreciation) on investments	82,009	436,095	249,140
Net change in unrealized appreciation (depreciation) on swap contracts	(698)	—	(6,551)
Net change in unrealized appreciation (depreciation) on foreign currency	(45)	(12)	5
Net increase (decrease) in net assets resulting from operations	184,502	205,875	(874,785)
Shareholder distributions(1)
Distributions to shareholders	(53,938)	(53,264)	(63,272)
Distributions representing return of capital	—	—	(12,384)
Net decrease in net assets resulting from shareholder distributions	(53,938)	(53,264)	(75,656)
Capital share transactions(2)
Reinvestment of shareholder distributions	20,861	21,135	26,236
Repurchases of common shares	—	—	(26,823)
Net increase (decrease) in net assets resulting from capital share transactions	20,861	21,135	(587)
Total increase (decrease) in net assets	151,425	173,746	(951,028)
Net assets at beginning of year	1,602,323	1,428,577	2,379,605
Net assets at end of year	$1,753,748	$1,602,323	$1,428,577
_________________________
(1)    See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)    See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$184,502	$205,875	$(874,785)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(375,192)	(883,097)	(375,782)
Paid-in-kind interest	(19,925)	(27,816)	(30,396)
Proceeds from sales and repayments of investments	869,402	870,992	764,102
Net realized (gain) loss on investments	(37,383)	273,439	1,222,667
Net change in unrealized (appreciation) depreciation on investments	(82,009)	(436,095)	(249,140)
Net change in unrealized (appreciation) depreciation on swap contracts	698	—	6,551
Accretion of discount	(6,785)	(11,170)	(30,290)
Amortization of deferred financing costs and discount	6,095	7,824	7,523
(Increase) decrease in receivable for investments sold and repaid	(2,047)	2,716	(6,962)
(Increase) decrease in interest receivable	4,310	463	6,802
(Increase) decrease in dividends receivable	(878)	—	—
(Increase) decrease in swap income receivable	(83)	—	395
(Increase) decrease in prepaid expenses and other assets	60	78	32
Increase (decrease) in payable for investments purchased	(49,500)	49,500	(28,518)
Increase (decrease) in swap income payable	26	—	—
Increase (decrease) in management fees payable	719	310	(5,426)
Increase (decrease) in administrative services expenses payable	(238)	375	442
Increase (decrease) in interest payable(1)	(799)	(66)	(2,331)
Increase (decrease) in trustees' fees payable	(36)	8	—
Increase (decrease) in other accrued expenses and liabilities	2,815	64	(5,711)
Net cash provided by (used in) operating activities	493,752	53,400	399,173
Cash flows from financing activities
Repurchases of common shares	—	—	(26,823)
Shareholder distributions paid	(32,922)	(31,929)	(46,472)
Borrowings under credit facilities(1)	29,009	95,000	160,000
Repayments of credit facilities(1)	(10,000)	(225,000)	(480,000)
Repayments under senior secured notes(1)	(31,925)	—	(11,000)
Deferred financing costs paid	(138)	(128)	(2,761)
Net cash provided by financing activities	(45,976)	(162,057)	(407,056)
Total increase (decrease) in cash	447,776	(108,657)	(7,883)
Cash at beginning of year	33,879	142,536	150,419
Cash at end of year	$481,655	$33,879	$142,536
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$20,861	$21,135	$26,236
Non-cash purchases of investments	$(1,587)	$(127,399)	$(311,426)
Non-cash sales of investments	$1,587	$127,399	$311,426
Excise taxes paid	$404	$—	$—
_________________________
(1)See Note 9 for a discussion of the Company's financing arrangements. During the years ended December 31, 2022, 2021 and 2020, the Company paid $50,420, $46,364 and $69,909, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—40.3%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	$22,734	$20,082	$23,519
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	5,359	5,359	5,545
Allied Downhole Technologies, LLC	(f)(s)(u)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	8,436	8,436	8,436
Allied Downhole Technologies, LLC	(e)(s)(u)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	2,500	2,500	2,500
Allied Wireline Services, LLC	(f)(s)(u)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	63,888	63,888	63,888
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,259	38,085	39,137
Cimarron Energy Inc.	(f)(m)(o)(s)	Service & Equipment	L+900	1.0%	12/31/24	7,500	6,563	3,713
Compass Power Generation LLC		Power	S+425	1.0%	4/14/29	31,575	30,712	31,384
Cox Oil Offshore, LLC, Volumetric Production Payments	(g)(i)(s)	Upstream	12.9%		12/31/23	100,000	11,081	20,683
CPV Maryland, LLC		Power	L+400	1.0%	5/11/28	14,286	14,146	14,155
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,760	21,935
EIF Van Hook Holdings, LLC		Midstream	S+525		9/5/24	26,882	26,609	26,075
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	81,582	80,371	81,361
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+750	0.5%	10/15/26	17,347	17,103	17,406
GasLog Ltd.	(k)(s)	Midstream	L+775		3/31/29	14,648	14,556	14,010
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,432	7,305	7,385
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	163	160	162
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	5,918	5,842	5,877
Goodnight Water Solutions, LLC	(s)	Midstream	S+725	0.5%	6/3/27	14,963	14,752	14,819
Hamilton Intermediate Holdings, LLC	(s)	Power	16.5% PIK (16.5% Max PIK)		6/17/25	30,391	31,075	31,007
Medallion Midland Acquisition LP		Midstream	S+375	0.8%	10/18/28	7,920	7,886	7,862
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	18,659	18,579	18,847
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	11,341	11,341	11,455
Oryx Midstream Services Permian Basin LLC	(f)	Midstream	L+325	0.5%	10/5/28	32,357	32,220	32,026
Parkway Generation LLC		Power	S+475	0.8%	2/18/29	5,760	5,708	5,700
Parkway Generation LLC		Power	S+475	0.8%	2/18/29	43,910	43,513	43,285
Permian Production Holdings, LLC	(f)(s)(t)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,767	4,266	4,767
Pinnacle Midland Gas Holdco LLC	(s)	Midstream	L+675	1.0%	12/9/26	9,370	9,304	9,310
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/9/26	2,477	2,477	2,461
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	12,121	12,121	9,997
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,643	3,643	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/23	2,709	2,709	—

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Potomac Energy Center, LLC	(s)	Power	L+600	0.5%	11/12/26	$58,459	$57,508	$58,443
Traverse Midstream Partners LLC		Midstream	S+425	1.0%	9/27/24	28,436	28,484	28,418
Warren Resources, Inc.	(s)(u)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,584	23,584	23,584
Wattbridge Inc.	(s)	Power	S+785	1.8%	6/30/27	42,500	42,500	41,880
Total Senior Secured Loans—First Lien							727,228	731,032
Unfunded Loan Commitments							(24,386)	(24,386)
Net Senior Secured Loans—First Lien							702,842	706,646

Senior Secured Loans—Second Lien—8.2%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,848	20,138
Citizen Energy Operating, LLC	(f)(s)	Upstream	S+765	1.0%	6/29/27	39,000	38,440	38,240
ERA II Minerals, LLC	(f)(s)	Upstream	S+625	0.8%	3/7/27	37,000	36,601	36,656
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,528	13,394
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,488
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,199	14,322
Tenrgys, LLC	(f)(s)	Upstream	S+750, (9.5% Max PIK)	1.0%	3/17/27	20,537	20,537	20,537
Total Senior Secured Loans—Second Lien							144,658	144,775
Unfunded Loan Commitments							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							143,153	143,270

Senior Secured Bonds—0.6%
ST EIP Holdings Inc.	(s)	Midstream	6.3%		1/10/30	10,526	10,064	10,074
Total Senior Secured Bonds							10,064	10,074

Unsecured Debt—13.7%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	40,221
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	3,098	3,168	2,840
Earthstone Energy Holdings, LLC	(k)	Upstream	8.0%		4/15/27	11,400	11,400	10,920
Endeavor Energy Resources, L.P.	(f)	Upstream	5.8%		1/30/28	24,299	25,388	23,306
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	35,118	34,961	35,118
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,358	10,561
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	19,125	18,668	14,401
Permian Resources Operating LLC		Upstream	7.8%		2/15/26	26,365	27,511	25,703
Permian Resources Operating LLC	(f)	Upstream	5.9%		7/1/29	5,200	5,257	4,473
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,633	29,678
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sitio Royalties Operating Partnership, LP	(f)(k)(s)	Upstream	S+650	1.5%	9/20/26	$19,500	$19,318	$19,256
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	7,590	7,837	6,461
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	19,761	19,676	18,480
Total Unsecured Debt							253,675	241,418

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—22.8%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$8,321
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(f)(m)(o)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	18,296	12,493	9,377
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	2,640,311	73,114	83,590
Segreto Power Holdings, LLC, Preferred Equity	(f)(m)(n)(o)(s)	Power	13.1%		6/30/25	70,297	99,766	83,647
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,943	90,479
Total Preferred Equity							425,182	400,414

						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.9%
Sustainable Infrastructure Investments, LLC	(k)(s)(u)	Power				$60,603	$54,514	$51,098
Total Sustainable Infrastructure Investments, LLC							54,514	51,098

						Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—28.2%
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$1,219
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(f)(k)(o)(p)(s)	Power			7/24/25	35	2,652	1,630
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(u)	Service & Equipment				48,400	1,527	10,463
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(u)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream			2/1/25	126,632,117	351	858
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(n)(o)(s)	Upstream				148,692,948	44,700	52,340
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
GWP Midstream Holdco, LLC, Common Equity	(f)(n)(o)(s)(t)	Midstream				105,785	6,681	5,044
Harvest Oil & Gas Corp., Common Equity	(f)(o)(t)	Upstream				135,062	15,059	810
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(t)	Midstream				76,938,973	21,458	1,885
Maverick Natural Resources, LLC, Common Equity	(f)(n)(s)	Upstream				503,176	138,208	312,372
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	$490	$—
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(f)(k)(o)(s)	Midstream			12/31/25	2,187,500	3,083	10
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(f)(k)(o)(s)	Midstream			12/31/25	3,125,000	2,623	8
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(f)(k)(o)(s)	Midstream			12/31/25	781,250	576	2
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(f)(k)(o)(s)	Midstream			12/31/25	546,880	630	3
Permian Production Holdings, LLC, Common Equity	(f)(n)(s)(t)	Upstream				1,968,861	5	11,420
Ridgeback Resources Inc., Common Equity	(f)(k)(q)(s)(t)	Upstream				9,599,928	46,599	41,851
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(r)(s)	Service & Equipment				3,750,000	6,029	3,131
Telpico, LLC, Common Equity	(f)(n)(o)(s)(t)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(f)(n)(o)(s)	Upstream				50	7,571	6,801
USA Compression Partners, LP, Common Equity	(f)(k)(o)	Midstream				84,779	1,617	1,655
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(f)(k)(o)(s)	Midstream			4/2/28	1,586,719	714	5,711
Warren Resources, Inc., Common Equity	(f)(o)(s)(u)	Upstream				4,415,749	20,754	36,982
Total Equity/Other							333,510	494,195
TOTAL INVESTMENTS—116.7%							$1,922,940	2,047,115
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.7%)	(j)							(293,367)
NET ASSETS—100.0%								$1,753,748

Fixed Price Swap Contracts—Crude Oil(i)

Counterparty	Type	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	ICE Brent	January 1, 2023 – December 31, 2023	168,511	$80.00	$—	$572
Total Swap Contracts—Crude Oil						$—	$572
Fixed Price Swap Contracts—Natural Gas(i)

Counterparty	Type	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	NYMEX Henry Hub	February 1, 2023 – December 31, 2023	314,818	$3.80	$—	$126
Total Swap Contracts—Natural Gas						$—	$126
TOTAL SWAP CONTRACTS						$—	$698
__________________
Bbls – Barrels
MMBtu – One million British thermal units

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the three-month London Interbank Offered Rate, or LIBOR, or L, was 4.77% and the Secured Overnight Financing Rate, or SOFR, or S, was 4.59%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)    Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.
(h)    Represents the amounts the Company would pay or receive under each swap contract if it were to settle on December 31, 2022 (see Note 6).
(i)    Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2022, 77.5% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of December 31, 2022.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2022.
(r)    Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2022.
(s)    Security is classified as Level 3 in the Company’s fair value hierarchy (See Note 8).
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

(t)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Limetree Bay Energy, LLC	$3,166	$—	$(1,587)	$(12,756)	$11,177	$—	$—	$—	$—	$—
Permian Production Holdings, LLC	7,889	697	(3,674)	551	(696)	4,767	570	105	—	—
Senior Secured Bonds
Great Western Petroleum, LLC	58,055	96	(55,096)	1,087	(4,142)	—	2,649	—	7,268	—
Equity/Other
Great Western Petroleum, LLC, Common Equity	40,731	—	(84,871)	54,081	(9,941)	—	—	—	—	—
GWP Midstream Holdco, LLC, Common Equity	—	6,681	—	—	(1,637)	5,044	—	—	—	—
Harvest Oil & Gas Corp., Common Equity	2,836	—	(743)	—	(1,283)	810	—	—	—	—
Limetree Bay Energy, LLC, Class A Units	6,046	1,795	—	—	(5,956)	1,885	—	—	—	—
Permian Production Holdings, LLC, Common Equity	8,829	4	—	—	2,587	11,420	—	—	—	1,726
Ridgeback Resources Inc., Common Equity	48,356	—	(12,559)	173	5,881	41,851	—	—	—	3,691
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—	—	—
	$175,908	$9,273	$(158,530)	$43,136	$(4,010)	$65,777	$3,219	$105	$7,268	$5,417
_____________
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
(3)    Interest, PIK, fee and dividend income presented for the year ended December 31, 2022.
See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

(u)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC(4)	$7,782	$654	$—	$—	$—	$8,436	$—	$654	$—
Allied Wireline Services, LLC	46,339	5,808	—	—	11,741	63,888	316	5,808	—
MECO IV Holdco, LLC	22,745	455	(23,200)	—	—	—	—	455	—
Warren Resources, Inc.	23,688	237	(341)	—	—	23,584	2,620	237	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	50,770	—	—	—	328	51,098	—	—	735
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	—	10,463	10,463	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—
MECO IV Holdco, LLC, Class A-1 Units	4,181	—	(18,060)	15,899	(2,020)	—	—	—	—
Warren Resources, Inc., Common Equity	25,854	—	—	—	11,128	36,982	—	—	—
	$181,359	$7,154	$(41,601)	$15,899	$31,640	$194,451	$2,936	$7,154	$735
_____________
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
(3)    Interest, PIK and dividend income presented for the year ended December 31, 2022.
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

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/2/26	$6,462	$6,462	$6,365
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.7%, 8.8% PIK (9.5% Max PIK)		8/22/25	11,804	11,804	11,954
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,304	3,304	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(o)(s)	Power	10.0%		8/22/25	2,709	2,709	—
Potomac Energy Center, LLC		Power	L+600	0.5%	11/10/26	59,000	57,848	58,705
Traverse Midstream Partners LLC		Midstream	SF+425	1.0%	9/27/24	31,702	31,788	31,623
Warren Resources, Inc.	(s)(x)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,688	23,688	23,688
Total Senior Secured Loans—First Lien							892,016	872,094
Unfunded Loan Commitments							(59,759)	(59,759)
Net Senior Secured Loans—First Lien							832,257	812,335

Senior Secured Loans—Second Lien—5.2%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,792	20,200
Chisholm Energy Holdings, LLC	(f)(s)	Upstream	L+625	1.5%	5/15/26	17,143	17,091	17,314
Olympus Energy, LLC	(f)(s)	Upstream	L+750	1.0%	7/23/26	18,750	18,750	18,750
Olympus Energy, LLC	(e)(s)	Upstream	L+750	1.0%	7/23/26	11,250	11,250	11,250
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,512	13,438
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,493
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,177	14,393
Total Senior Secured Loans—Second Lien							96,077	96,838
Unfunded Loan Commitments							(12,755)	(12,755)
Net Senior Secured Loans—Second Lien							83,322	84,083

Senior Secured Bonds—5.1%
Great Western Petroleum, LLC	(f)(w)	Upstream	12.0%		9/1/25	55,096	53,913	58,055
SM Energy Co.	(k)	Upstream	10.0%		1/15/25	12,000	13,337	13,220
ST EIP Holdings Inc.	(s)	Midstream	6.1%		1/10/30	10,526	10,016	10,371
Total Senior Secured Bonds							77,266	81,646

Unsecured Debt—24.8%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	43,552
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	22,239	23,141	23,221
Cheniere Energy Partners LP Holdings, LLC	(f)(k)	Midstream	4.5%		10/1/29	13,500	14,531	14,333
Colgate Energy Partners III LLC	(f)	Upstream	5.9%		7/1/29	8,000	8,110	8,251
Colgate Energy Partners III LLC		Upstream	7.8%		2/15/26	23,365	24,737	25,312
Endeavor Energy Resources, L.P.		Upstream	5.8%		1/30/28	31,299	33,030	33,412

See notes to consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
EnLink Midstream, LLC	(k)	Midstream	5.4%		6/1/29	$6,000	$6,271	$6,145
EnLink Midstream, LLC	(f)(k)	Midstream	5.6%		1/15/28	5,881	6,334	6,125
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	64,046	63,569	64,046
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,027	10,945
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	11,625	11,619	11,411
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,603	30,926
Range Resources Corp.	(k)	Upstream	8.3%		1/15/29	5,000	5,643	5,584
Range Resources Corp.	(k)	Upstream	9.3%		2/1/26	3,000	3,256	3,237
SM Energy Co.	(k)	Upstream	5.6%		6/1/25	8,000	8,041	8,079
Southwestern Energy Co.		Upstream	5.4%		2/1/29	18,928	19,731	20,043
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	17,690	18,359	17,919
Tallgrass Energy Partners, LP	(f)	Midstream	7.5%		10/1/25	13,424	14,499	14,545
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	9,000	9,414	9,369
Tenrgys, LLC	(f)(m)(n)(o)(s)	Upstream	L+900	2.5%	12/23/18	75,000	75,300	40,613
Total Unsecured Debt							425,715	397,068

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—31.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$3,965
Altus Midstream LP, Series A Preferred Units	(j)(s)	Midstream	11.0%		6/28/26	52,856	58,725	61,379
Global Jet Capital Holdings, LP, Preferred Equity	(f)(s)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	167,176	12,305	12,204
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Industrials				27,856	2,786	—
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	3,910,165	105,291	124,050
Segreto Power Holdings, LLC, Preferred Equity	(f)(g)(m)(o)(s)	Power	13.1%		6/30/25	70,297	99,761	80,772
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,763	89,918
Total Preferred Equity							515,711	497,288

						Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.2%
Sustainable Infrastructure Investments, LLC	(k)(s)(x)	Power				$60,603	$54,514	$50,770
Total Sustainable Infrastructure Investments, LLC							54,514	50,770

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
______________________
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
_______________
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
_____________
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2022, the Company had various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2022. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Valuation of Portfolio Investments: The Company’s board of trustees is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Company’s board of trustees has designated FS/EIG Advisor as the Company’s valuation designee, with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
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
FS/EIG Advisor determines the fair value of the Company’s investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by FS/EIG Advisor. In connection with that determination, FS/EIG Advisor will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, a multi-step valuation process is undertaken each quarter, as described below:
•the quarterly fair valuation process begins with FS/EIG Advisor facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
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
•FS/EIG Advisor then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process;
•the valuation committee meets with FS/EIG Advisor to receive the relevant quarterly reporting from FS/EIG Advisor and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of FS/EIG Advisor) provides the Company's board of trustees with a report regarding the quarterly valuation process.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company's consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company's consolidated financial statements. In making its determination of fair value, FS/EIG Advisor may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, FS/EIG Advisor is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by FS/EIG Advisor or provided by any independent third-party pricing or valuation service that FS/EIG Advisor deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/EIG Advisor and any independent third-party valuation services may consider when determining the fair value of the Company's investments.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the years ended December 31, 2022 and 2021, the Company did not recognize any structuring or other upfront fee revenue. For the year ended December 31, 2020, the Company recognized $83 in structuring or other upfront fee revenue.
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
Swap Contracts: The Company may enter into swap contracts to economically hedge against the variability in cash flows associated with the sale of future crude oil and natural gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements. The Company's previously held fixed price swaps were settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, the Company did not incur any interest or penalties.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has recorded a provision for taxes related to its wholly-owned taxable subsidiaries for the year ended December 31, 2022. The Company's federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.
Distributions: Distributions to the Company's shareholders are recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2021 and 2020 may have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2022.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	5,376,174	$20,861	6,069,376	$21,135	6,420,185	$26,236
Share Repurchase Program	—	—	—	—	(4,877,069)	(26,823)
Net Proceeds from Share Transactions	5,376,174	$20,861	6,069,376	$21,135	1,543,116	$(587)
During the period from January 1, 2023 to February 28, 2023, the Company issued 1,321,335 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,218 at an average price per share of $3.95.
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
If the Company recommences its share repurchase program, the Company intends to offer to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. During the year ended December 31, 2020, the Company repurchased 4,354,073 common shares pursuant to its share repurchase program for aggregate consideration of $23,947. The Company did not repurchase any shares pursuant to its share repurchase program during the years ended December 31, 2022 and 2021.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in a regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. During the year ended December 31, 2020, the Company repurchased 522,996 common shares in connection with its de minimis account liquidations for aggregate consideration of $2,876. There were no de minimis account liquidations during the years ended December 31, 2022 and 2021.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement. During the years ended December 31, 2022, 2021 and 2020, there were no capital gains or subordinated income incentive fees accrued or paid to FS/EIG Advisor.
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the years ended December 31, 2022, 2021 and 2020, $2,619, $1,439 and $706, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the years ended December 31, 2022, 2021 and 2020:

			Year Ended December 31,
Related Party	Source Agreement	Description	2022	2021	2020
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$41,940	$40,122	$48,323
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$5,626	$5,713	$6,579
_________________________
(1)    During the years ended December 31, 2022, 2021 and 2020, $41,221, $39,812 and $53,749, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above for the years ended December 31, 2022, 2021 and 2020 is shown net of $2,619, $1,439 and $706, respectively, in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees. As of December 31, 2022, $11,185 in base management fees were payable to FS/EIG Advisor.
(2)    During the years ended December 31, 2022, 2021 and 2020, $3,930, $3,450 and $3,821, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $5,134, $4,849 and $5,316 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the years ended December 31, 2022, 2021 and 2020, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common shares during the years ended December 31, 2022, 2021 and 2020:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2020	$0.1733	$75,656
2021	$0.1200	$53,264
2022	$0.1200	$53,938
Although the Company’s board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company’s board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021 and four cash distributions in 2022, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company’s board of trustees has and will continue to evaluate the Company’s ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees. Furthermore, prior to its termination, the JPMorgan Facility restricted the ability of the Company to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 for a discussion of the JPMorgan Facility.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)(2)	$53,938	100%	$53,264	100%	$63,272	84%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Return of capital	—	—	—	—	12,384	16%
Total	$53,938	100%	$53,264	100%	$75,656	100%
______________________________
(1)    During the years ended December 31, 2022, 2021 and 2020, 85.5%, 74.1% and 72.7%, respectively, of the Company's gross investment income was attributable to cash income earned, 10.8%, 18.5% and 13.7%, respectively, was attributable to paid-in-kind, or PIK, interest and 3.7%, 7.4% and 13.6%, respectively, was attributable to non-cash accretion of discount.
(2)    Of the distribution declared on December 30, 2020, $13,188 is treated as a distribution from 2021 tax-basis net investment income.

The Company’s net investment income on a tax basis for the years ended December 31, 2022, 2021 and 2020 was $69,711, $80,892 and $55,648, respectively. As of December 31, 2022 and 2021, the Company had $21,803 and $14,440, respectively, of undistributed ordinary income on a tax basis.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
GAAP-basis net investment income	$69,769	$43,259	$82,447
Reclassification of unamortized original issue discount and prepayment fees	(12,480)	(4,030)	(404)
GAAP vs. tax-basis impact of consolidation of certain subsidiaries	1,242	13,532	(5,565)
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	13,036	28,182	(24,640)
Other miscellaneous differences	(1,856)	(51)	3,810
Tax-basis net investment income	$69,711	$80,892	$55,648
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2022, the Company reduced accumulated earnings (deficit) and increased capital in excess of par value by $41,185. During the year ended December 31, 2021, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $44,362.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.
As of December 31, 2022 and 2021, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2022	2021
Distributable ordinary income	$21,803	$14,440
Accumulated capital losses(1)	(1,282,145)	(1,277,194)
Other temporary differences	(83)	(107)
Net unrealized appreciation (depreciation) on investments, swap contracts and foreign currency(2)	(177,571)	(264,514)
Total	$(1,437,996)	$(1,527,375)
______________________________
(1)Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2022, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $68,964 and $1,213,181, respectively.
(2)As of December 31, 2022 and 2021, for federal income tax purposes, the gross unrealized appreciation on the Company's investments and unrealized gain on foreign currency was $334,635 and $288,368, respectively, and the gross unrealized depreciation on the Company's investments, swap contracts and unrealized loss on foreign currency was $512,206 and $552,882, respectively.
The aggregate cost of the Company's investments for federal income tax purposes totaled $2,223,943 and $2,659,737 as of December 31, 2022 and 2021, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(176,828) and $(264,514) as of December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, the Company had deferred tax assets of $145,383 and $155,160, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of December 31, 2022, the Company had a deferred tax liability of $28,753 resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries and no deferred tax liability as of December 31, 2021. As of December 31, 2022 and 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $116,630 and of $155,160, respectively. For the year ended December 31, 2022, the Company recorded a provision for taxes related to its wholly-owned taxable subsidiaries of $1,207 related to current taxes. For the year ended December 31, 2021, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the years ended December 31, 2022 and 2020, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. During the year ended December 31, 2021, the Company did not have any swap contracts. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
The Company's fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume. The prices contained in the fixed price swaps utilized during the year ended December 31, 2022 are based on the NYMEX Henry Hub for natural gas and the ICE Brent for oil. The prices contained in the fixed price swaps utilized during the year ended December 31, 2020 were based on the NYMEX Henry Hub for natural gas and the NYMEX West Texas Intermediate, or NYMEX WTI, for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls.
Below is a summary of the Company's open fixed price swap positions as of December 31, 2022. As of December 31, 2021 and 2020, the Company did not have any swap contracts. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil

Year	Settlement Index	Bbls	Weighted Average Price ($/Bbls)
2023	ICE Brent	168,511	$80.00
Swap Contracts—Natural Gas

Year	Settlement Index	MMBtu	Weighted Average Price ($/MMBtu)
2023	NYMEX Henry Hub	314,818	$3.80
During the year ended December 31, 2022, the average monthly notional volume of fixed price swap contracts—crude oil and fixed price swap contracts—natural gas outstanding were 207,555 Bbls and 398,707 MMBtus, respectively.
The fair value of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of December 31, 2022 were as follows:

Instrument	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$—	$(572)
Swap Contracts—Natural Gas	—	(126)
Total	$—	$(698)
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
During the year ended December 31, 2021, the Company did not have any swap contracts. The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company's statements of operations for the years ended December 31, 2022 and 2020 were as follows:

	Year Ended December 31,
	2022		2020
Instrument	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Swap Contracts—Crude Oil	$(2,030)	$(572)	$19,313	$(5,982)
Swap Contracts—Natural Gas	(755)	(126)	937	(569)
Total	$(2,785)	$(698)	$20,250	$(6,551)
______________
(1)    Reflected on the Company's consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)    Reflected on the Company's consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of December 31, 2022:

Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	—	$(698)	$(698)	—	—	$(698)
______________
(1)    In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)    Net amount of derivative assets and liabilities represents the net amount due from the counterparty to the Company and the net amount due from the Company to the counterparty, respectively, in the event of default.
Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$702,842	$706,646	35%	$832,257	$812,335	34%
Senior Secured Loans—Second Lien	143,153	143,270	7%	83,322	84,083	3%
Senior Secured Bonds	10,064	10,074	0%	77,266	81,646	3%
Unsecured Debt	253,675	241,418	12%	425,715	397,068	17%
Preferred Equity	425,182	400,414	20%	515,711	497,288	21%
Sustainable Infrastructure Investments, LLC	54,514	51,098	2%	54,514	50,770	2%
Equity/Other	333,510	494,195	24%	364,272	472,033	20%
	$1,922,940	$2,047,115	100%	$2,353,057	$2,395,223	100%
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
As of December 31, 2022, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2022, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2022.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2022, the Company had six senior secured loan investments with aggregate unfunded commitments of $25,891 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2021, the Company had eight senior secured loan investments with aggregate unfunded commitments of $72,514 and an unfunded commitment of $7,625 in U.S dollars and $858 in Canadian dollars to contribute to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
During the years ended December 31, 2022 and 2021, the Company’s debt and equity investments in Limetree Bay Ventures, LLC and Limetree Energy, LLC, or collectively Limetree, resulted in realized and unrealized losses of approximately $7,536 and $193,136, respectively. The losses are a result of a write-down of such investments due to the shut-down of Limetree’s refinery operations as a result of regulatory, operational and financial challenges. In July 2021, Limetree filed for bankruptcy. There is a substantial risk that no new cash flows will accrue to the Company's investments in Limetree.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$854,974	42%	$1,071,201	44%
Midstream	646,488	32%	893,004	37%
Power	386,007	19%	302,510	13%
Service & Equipment	99,171	5%	65,534	3%
Industrials	9,377	0%	12,204	1%
Sustainable Infrastructure Investments, LLC(1)	51,098	2%	50,770	2%
Total	$2,047,115	100%	$2,395,223	100%
____________
(1)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream, renewables and power assets.
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies,

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of December 31, 2022, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of December 31, 2022, total outstanding borrowings under the Seine Funding Facility were $213,583.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Total investments(1)	$274,088	$316,422
Weighted average current interest rate on debt investments(2)	6.96%	2.34%
Number of portfolio assets in SIIJV	9	11
Largest investment in a single portfolio company(1)	$73,707	$79,521
_______________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
Sustainable Infrastructure Investments, LLC Portfolio
As of December 31, 2022

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		$73,707	$73,707	$74,601
Blue Heron Intermediate Holdco I, LLC		Midstream	L+188	4/22/24		31,832	31,832	31,885
Cedar Creek II LLC		Renewables	L+188	11/18/23		8,710	8,710	8,722
Copper Mountain Solar 3, LLC		Renewables	L+175	5/31/25		17,804	17,804	17,879
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		28,170	28,170	27,990
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,030	12,332	11,873
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,487	24,487	24,954
ST EIP Holdco LLC		Midstream	L+250	11/5/24		58,673	58,673	58,288
Top of the World Wind Energy LLC		Renewables	L+188	12/1/28		18,373	18,373	18,866
Total Senior Secured Loans—First Lien							274,088	275,058
TOTAL INVESTMENTS—100.0%							$274,088	$275,058

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
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022 and 2021, the three-month LIBOR, or L, was 4.77% and 0.21%, respectively, and Canadian Dollar Offered Rate, or C, was 4.94% and 0.52%, respectively.
(c)    Denominated in U.S. dollars unless otherwise noted.
(d)    Security is classified as Level 3 and fair value is determined in accordance with the Company's valuation process.
(e)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2022 and 2021.
(f)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

Below is selected balance sheet information for SIIJV as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$275,058	$318,966
Cash and other assets	10,380	67,611
Total assets	$285,438	$386,577
Debt	$213,583	$318,894
Other liabilities	3,358	1,464
Total liabilities	216,941	320,358
Member's equity	$68,497	$66,219

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected statement of operations information for SIIJV for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Selected Statement of Operations Information
Total investment income	$11,463	$9,007
Expenses
Interest expense	6,994	4,891
Administrative services	166	175
Custodian and accounting fees	184	175
Professional services	125	156
Other	54	23
Total expenses	7,523	5,420
Net investment income	3,940	3,587
Net realized and unrealized gain (loss)	(821)	4,276
Net increase in net assets resulting from operations	$3,119	$7,863
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
As of December 31, 2022 and 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2022	December 31, 2021
Level 1—Price quotations in active markets	$2,465	$11,797
Level 2—Significant other observable inputs	450,445	761,944
Level 3—Significant unobservable inputs	1,594,205	1,621,482
Total	$2,047,115	$2,395,223

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of December 31, 2021, the Company did not hold any swap contracts. As of December 31, 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

Valuation Inputs	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	698
Level 3—Significant unobservable inputs	—	—
Total	$—	$698
The Company’s board of trustees is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. The Company’s board of trustees has designated FS/EIG Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes or pricing information from third-party pricing services are not generally available, are valued by FS/EIG Advisor with the assistance of independent valuation firms, which determine a valuation range of fair value for such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, the Company’s investment in SIIJV and all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if FS/EIG Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, FS/EIG Advisor typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy. In determining the fair values of swap contracts, FS/EIG Advisor utilized an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy.
FS/EIG Advisor periodically benchmarks the bid and ask prices it receives from the third-party pricing service and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, FS/EIG Advisor believes that these prices are reliable indicators of fair value. FS/EIG Advisor reviewed the valuation determinations made with respect to these investments in a manner consistent with FS/EIG Advisor’s valuation policy.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the years ended December 31, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2022
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	1,781	275	48	151	4,194	—	—	6,449
Net realized gain (loss)	(12,186)	12	—	(27,542)	7,203	—	71,214	38,701
Net change in unrealized appreciation (depreciation)	25,893	(644)	(345)	34,305	(6,345)	328	61,335	114,527
Purchases	112,154	110,150	—	19,800	—	—	16,052	258,156
Paid-in-kind interest	11,284	537	—	7,916	188	—	—	19,925
Sales and repayments	(168,461)	(51,143)	—	(84,915)	(102,114)	—	(117,107)	(523,740)
Transfers into Level 3(1)	58,705	—	—	—	—	—	—	58,705
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$443,245	$143,270	$10,074	$54,374	$400,414	$51,098	$491,730	$1,594,205
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$15,525	$(421)	$(345)	$(382)	$(3,691)	$328	$74,950	$85,964

	For the Year Ended December 31, 2021
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$482,368	$237,751	$340,042	$108,317	$471,077	$61,816	$252,434	$1,953,805
Accretion of discount (amortization of premium)	2,639	1,389	34	131	5,312	—	455	9,960
Net realized gain (loss)	(8,208)	750	(100,555)	(41,422)	(156,872)	—	(13,037)	(319,344)
Net change in unrealized appreciation (depreciation)	6,597	4,014	(53,605)	61,751	199,753	(4,957)	185,848	399,401
Purchases	63,483	18,750	53,291	969	11,942	—	52,615	201,050
Paid-in-kind interest	12,160	—	—	8,373	7,283	—	—	27,816
Sales and repayments	(144,964)	(178,571)	(228,836)	(33,460)	(41,207)	(6,089)	(18,079)	(651,206)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(3,388)	$3,405	$355	$13,752	$30,286	$(4,957)	$166,497	$205,950
________________________
(1)    Transfers into Level 3 were primarily due to decreased price transparency.

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2022 and 2021 were as follows:

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$413,268	Market Comparables	Market Yield (%)	8.5%-21.8%	12.3%
			EBITDA Multiples (x)	5.0x-7.5x	6.3x
	29,977	Discounted Cash Flow	Discount Rate (%)	11.5%-19.5%	15.4%
Senior Secured Loans—Second Lien	143,270	Market Comparables	Market Yield (%)	10.3%-14.3%	11.8%
Senior Secured Bonds	10,074	Market Comparables	Market Yield (%)	6.9%-7.9%	7.4%
Unsecured Debt	19,256	Market Comparables	Market Yield (%)	10.3%-11.3%	10.8%
	35,118	Other(2)
Preferred Equity	316,767	Market Comparables	Market Yield (%)	8.8%-30.3%	19.0%
			EBITDA Multiples (x)	9.5x-10.5x	10.0x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	83,647	Discounted Cash Flow	Discount Rate (%)	11.3%-12.3%	11.8%
Sustainable Infrastructure Investments, LLC	51,098	Discounted Cash Flow	Discount Rate (%)	13.5%-14.5%	14.0%
Equity/Other	481,623	Market Comparables	EBITDA Multiples (x)	1.8x-10.5x	5.4x
			Production Multiples (Mboe/d)	$27,946.0-$37,500.0	$30,265.3
			Proved Reserves Multiples (Mmboe)	$6.9-$10.3	$7.6
			Production Multiples (MMcfe/d)	$3,400.0-$3,700.0	$3,550.0
			Proved Reserves Multiples (Bcfe)	0.8x-0.9x	0.8x
			PV-10 Multiples (x)	0.5x-0.9x	0.8x
	2,488	Discounted Cash Flow	Discount Rate (%)	8.0%-33.0%	23.8%
	5,734	Option Valuation Model	Volatility (%)	31.5%-55.1%	36.6%
	1,885	Other(2)
Total	$1,594,205

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2021	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$376,827	Market Comparables	Market Yield (%)	6.3%-15.8%	9.1%
			EBITDA Multiples (x)	3.5x-6.7x	4.6x
	34,195	Discounted Cash Flow	Discount Rate (%)	8.5%-13.5%	10.8%
	3,053	Other(2)	Other(2)
Senior Secured Loans—Second Lien	84,083	Market Comparables	Market Yield (%)	7.0%-10.5%	8.8%
Senior Secured Bonds	10,371	Market Comparables	Market Yield (%)	6.5%-7.0%	6.8%
Unsecured Debt	64,046	Market Comparables	Market Yield (%)	8.9%-9.9%	9.4%
	40,613	Other(2)	Other(2)
Preferred Equity	416,516	Market Comparables	Market Yield (%)	7.5%-24.5%	14.9%
			EBITDA Multiples (x)	9.0x-10.0x	9.5x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	80,772	Discounted Cash Flow	Discount Rate (%)	9.5%-10.0%	9.8%
Sustainable Infrastructure Investments, LLC	50,770	Discounted Cash Flow	Discount Rate (%)	11.8%-12.3%	12.0%
Equity/Other	444,610	Market Comparables	EBITDA Multiples (x)	2.8x-10.5x	4.7x
			Production Multiples (Mboe/d)	$30,000.0-$35,000.0	$32,500.0
			Proved Reserves Multiples (Mmboe)	10.0x-11.5x	10.8x
			Production Multiples (MMcfe/d)	$2,900.0-$3,200.0	$3,050.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	1.2x-4.8x	2.8x
	3,195	Discounted Cash Flow	Discount Rate (%)	8.0%-32.0%	23.3%
	6,385	Option Valuation Model	Volatility (%)	52.0%-65.0%	63.6%
	6,046	Other(2)	Other(2)
Total	$1,621,482
________________________
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

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of December 31, 2022 and 2021:

	As of December 31, 2022
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Term Loan	L+3.00%	$305,676	$—	February 16, 2023(4)
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023
Total			$762,751	$—

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
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of December 31, 2022 and 2021, the fair value of the Senior Secured Notes was approximately $458,908 and $510,511, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(4)    On February 14, 2023, the JPMorgan Facility matured, and the Company repaid and terminated the JPMorgan Facility.
For the years ended December 31, 2022, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2022			2021			2020
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Goldman Facility(3)	$—	$—	$—	$—	$—	$—	$13,882	$773	$14,655
JPMorgan Facility(4)	14,670	1,798	16,468	9,623	3,780	13,403	16,687	2,417	19,104
Senior Secured Notes	34,951	4,297	39,248	36,675	4,044	40,719	37,009	4,333	41,342
Total	$49,621	$6,095	$55,716	$46,298	$7,824	$54,122	$67,578	$7,523	$75,101
_________________________
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
(4)    On February 14, 2023, the JPMorgan Facility matured, and the Company repaid and terminated the JPMorgan Facility.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2022 were $768,752 and 7.25%, respectively. As of December 31, 2022, the Company’s effective interest rate on borrowings was 7.47%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2021 were $776,406 and 6.97%, respectively. As of December 31, 2021, the Company’s effective interest rate on borrowings was 6.07%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2022 and 2021.
Goldman Facility
On July 8, 2020, Gladwyne Funding LLC, or Gladwyne Funding, the Company's wholly-owned subsidiary, repaid and terminated the committed credit facility, or the Goldman Facility, which Gladwyne Funding originally entered into on April 19, 2017, with Goldman Sachs Bank U.S.A., as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. Prior to the termination of the Goldman Facility, $200,000 aggregate principal amount of loans were outstanding to Gladwyne Funding and such loans accrued interest at a rate equal to LIBOR (subject to

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
a 0% floor) plus 5.20% per annum. Gladwyne Funding incurred certain customary costs and expenses in connection with the termination of the Goldman Facility.
JPMorgan Facility
On August 16, 2018, the Company entered into that certain Senior Secured Credit Agreement, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, or as amended, the JPMorgan Facility. On February 14, 2023, the JPMorgan Facility matured, and the Company repaid and terminated the JPMorgan Facility. The JPMorgan Facility provided for borrowings in an aggregate amount of up to $371,667, consisting of (i) up to $140,000 of revolving loans available in U.S. dollars and certain agreed upon foreign currencies and (ii) $231,667 of term loans in U.S. dollars. The JPMorgan Facility provided for a revolving period through February 16, 2022, during which the Company was permitted to borrow, repay and re-borrow the revolving loans.
The interest under the JPMorgan Facility (i) for loans bearing interest by reference to the eurocurrency rate was 3.00% per annum plus the one-, two-, three- or six-month adjusted eurocurrency rate, as elected by the Company from time to time, and (ii) for loans bearing interest by reference to the base rate was 2.00% per annum plus the greater of (a) the U.S. Prime Rate on such date, (b) the Federal Reserve Bank of New York Rate for such day plus 0.50% per annum, (c) the adjusted eurocurrency rate for a one-month interest period on such day plus 1.00%, and (d) 1.00% per annum. Interest was payable in arrears at the end of each interest period (or at three-month intervals for interest periods longer than three months) for eurocurrency borrowings and quarterly for base rate borrowings. In addition, during the revolving period, the Company paid a commitment fee at a rate equal to 0.50% on the average daily undrawn revolving commitment.
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
The Company incurred costs in connection with obtaining the JPMorgan Facility and its amendments, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of December 31, 2022, $238 of such deferred financing costs had yet to be amortized to interest expense.
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The Company incurred costs in connection with obtaining the Notes, which the Company recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Notes. As of December 31, 2022, $1,253 of such deferred financing costs had yet to be amortized to interest expense. In connection with issuing the Notes, the Company has charged a discount against the carrying amount of such notes. As of December 31, 2022, $1,151 of such discount had yet to be amortized to interest expense.
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
Note 11. Senior Securities Asset Coverage
Information about the Company's senior securities is shown in the table below for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit (Exclude Bank Loans)(3)
2018	$1,131,667	3.34	—	N/A
2019	$1,236,667	2.92	—	N/A
2020	$905,667	2.58	—	N/A
2021	$775,667	3.07	—	N/A
2022	$762,751	3.30	—	N/A
_________________________
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

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data:(1)
Net asset value, beginning of year	$3.59	$3.25	$5.43	$6.01	$6.65
Results of operations(2)
Net investment income	0.16	0.09	0.19	0.46	0.42
Net realized gain (loss) and unrealized appreciation (depreciation)	0.25	0.37	(2.20)	(0.54)	(0.56)
Net increase (decrease) in net assets resulting from operations	0.41	0.46	(2.01)	(0.08)	(0.14)
Shareholder distributions(3)
Distributions from net investment income	(0.12)	(0.12)	(0.14)	(0.50)	(0.50)
Distributions representing return of capital	—	—	(0.03)	—	—
Net decrease in net assets resulting from shareholder distributions	(0.12)	(0.12)	(0.17)	(0.50)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	—	—
Net asset value, end of year	$3.88	$3.59	$3.25	$5.43	$6.01
Shares outstanding, end of year	451,465,673	446,089,499	440,020,123	438,477,007	440,451,167
Total return(5)	11.39%	14.22%	(37.68)%	(1.83)%	(2.49)%
Total return (without assuming reinvestment of distributions)(5)	11.29%	14.15%	(37.02)%	(1.33)%	(2.11)%
Ratio/Supplemental Data:
Net assets, end of year	$1,753,748	$1,602,323	$1,428,577	$2,379,605	$2,648,186
Ratio of net investment income to average net assets(6)(7)	4.02%	2.77%	4.82%	7.76%	6.40%
Ratio of total operating expenses to average net assets(6)	6.78%	6.96%	8.20%	6.54%	5.19%
Ratio of management fee offset to average net assets(6)	(0.15)%	(0.09)%	(0.04)%	(0.23)%	(0.05)%
Ratio of net operating expenses to average net assets(6)	6.63%	6.87%	8.16%	6.31%	5.14%
Ratio of interest expense to average net assets(6)	3.21%	3.46%	4.39%	3.40%	2.30%
Ratio of federal income and excise taxes to average net assets(6)	0.13%	—	—	—	—
Portfolio turnover	16.15%	44.25%	26.54%	32.88%	51.25%
Total amount of senior securities outstanding, exclusive of treasury securities	$762,751	$775,667	$905,667	$1,236,667	$1,131,667
Asset coverage per unit(8)	3.30	3.07	2.58	2.92	3.34
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
(5)    The total return for each year presented was calculated based on the change in net asset value during the applicable year, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year and dividing the total by the net asset value per share at the beginning of the applicable year. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company’s common shares. The total returns include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of

FS Energy and Power Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)
these factors, results for any previous year should not be relied upon as being indicative of performance in future years. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable year and do not represent actual returns to shareholders.
(6)    Weighted average net assets during the applicable years are used for this calculation.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 3.87%, 2.68%, 4.78%, 7.53% and 6.35% for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
Note 13. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2022 and 2021. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment income	$59,535	$42,450	$47,073	$35,909
Operating expenses
Total expenses and federal income and excise taxes	32,157	29,306	27,937	28,417
Less: Management fee offset	(13)	(208)	(1,700)	(698)
Net expenses and federal income and excise taxes	32,144	29,098	26,237	27,719
Net investment income	27,391	13,352	20,836	8,190
Realized and unrealized gain (loss)	2,849	(64,453)	(5,256)	181,593
Net increase (decrease) in net assets resulting from operations	$30,240	$(51,101)	$15,580	$189,783
Per share information—basic and diluted
Net investment income	$0.06	$0.03	$0.05	$0.02
Net increase (decrease) in net assets resulting from operations	$0.07	$(0.11)	$0.03	$0.42
Weighted average shares outstanding	451,364,025	450,023,829	448,730,149	447,404,395

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment income	$35,699	$37,891	$38,956	$38,161
Operating expenses
Total expenses	27,036	26,143	26,204	29,504
Less: Management fee offset	(90)	(1,026)	(321)	(2)
Net expenses	26,946	25,117	25,883	29,502
Net investment income	8,753	12,774	13,073	8,659
Realized and unrealized gain (loss)	14,543	50,598	(33,652)	131,127
Net increase (decrease) in net assets resulting from operations	$23,296	$63,372	$(20,579)	$139,786
Per share information—basic and diluted
Net investment income	$0.01	$0.03	$0.03	$0.02
Net increase (decrease) in net assets resulting from operations	$0.05	$0.14	$(0.05)	$0.32
Weighted average shares outstanding	445,986,315	444,498,317	443,011,321	441,521,922
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2022 and 2021. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2022, 92.2% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Our internal control over financial reporting includes those policies and procedures that:
1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and the dispositions of assets of the Company;
2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of trustees; and
3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
4.4*    Description of Securities.
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

10.3    Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund’s subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
10.4    Collateral Agency and Intercreditor Agreement, dated August 16, 2018, by and among FS Energy and Power Fund, FS Energy and Power Fund’s subsidiaries parties thereto, JPMorgan Chase Bank, N.A., as the initial credit facility representative, U.S. Bank National Association as the initial secured notes representative and JPMorgan Chase Bank, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.3 to FS Energy and Power Fund’s Current Report on Form 8-K filed on August 22, 2018.)
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

FS ENERGY AND POWER FUND

Date: March 22, 2023	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 22, 2023	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)

Date: March 22, 2023	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 22, 2023	/s/ R. BLAIR THOMAS
R. Blair Thomas Trustee

Date: March 22, 2023	/s/ SIDNEY BROWN
Sidney Brown Trustee

Date: March 22, 2023	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Trustee

Date: March 22, 2023	/s/ RICHARD GOLDSTEIN
Richard Goldstein Trustee

Date: March 22, 2023	/s/ CHARLES P. PIZZI
Charles P. Pizzi Trustee

Date: March 22, 2023	/s/ PEDRO A. RAMOS
Pedro A. Ramos Trustee