Form 10-K/A
period 2022-12-31
FS Energy & Power Fund
filed 2023-04-28
CIK 1501729

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
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
There were 452,787,008.303 shares of the Registrant’s common shares of beneficial interest outstanding as of March 31, 2023.
Documents Incorporated by Reference
None.

Auditor Name: Ernst & Young LLP	Auditor Location: Philadelphia, Pennsylvania	PCAOB ID: 42
Auditor Name: RSMUS LLP	Auditor Location: Blue Bell, Pennsylvania	PCAOB ID: 49

Explanatory Note
FS Energy and Power Fund (the “Company”), which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form
10-K
for the Company’s fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference by this Amendment in reliance on General Instruction G(3) to Form
10-K.
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

ENDED DECEMBER 31, 2022

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

The Board is currently comprised of seven trustees, five of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”) of the Company or FS/EIG Advisor, LLC, the Company’s investment adviser (the “Advisor”) and are “independent” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market LLC. These individuals are referred to as the Company’s independent trustees (the “Independent Trustees”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Trustees are referred to as interested trustees (the “Interested Trustees”).

Trustees

Information regarding the Board is set forth below. We have divided the trustees into two groups - Interested Trustees and Independent Trustees. The address for each trustee is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	TRUSTEE SINCE	EXPIRATION OF TERM
Interested Trustees(1)
Michael C. Forman	62	2010	2023
R. Blair Thomas	60	2019	2023
Independent Trustees
Sidney R. Brown	66	2011	2023
Gregory P. Chandler	56	2010	2023
Richard I. Goldstein	62	2011	2023
Charles P. Pizzi	66	2012	2023
Pedro A. Ramos	58	2018	2023

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Thomas are each an “interested person” because of their affiliation with the Advisor.

Interested Trustees

Michael C. Forman is chairman and chief executive officer of Franklin Square Holdings, LP (“FS Investments”) and has been leading FS Investments since its founding in 2007. Mr. Forman has served as the Company’s chairman and chief executive officer since its inception in September 2010 and as the chairman and chief executive officer of the Company’s former investment adviser, FS Investment Advisor, LLC, since its inception in September 2010. He has also served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the other funds sponsored by FS Investments and its affiliates. Mr. Forman has served as a member of the board of directors of FS KKR Capital Corp. (“FSK”) since 2007, FS Credit Opportunities Fund since 2013, FS Credit Income Fund since 2016 and FS Credit Real Estate Income Trust, Inc. since 2017. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of several civic and charitable boards, including the Barnes Foundation (Corporate Leadership Board member), Children’s Hospital of Philadelphia (corporate council member), Drexel University and the Center City District Foundation. He is a founding member of the Philadelphia Equity Alliance. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.

R. Blair Thomas has served as a trustee of the Company since September 2019. Mr. Thomas is the chairman and chief executive officer of EIG Global Energy Partners (“EIG”), as well as chairman of the investment committee and executive committee of EIG. EIG is among the largest institutional investors in energy and infrastructure globally. EIG was formerly part of Trust Company of the West, where Mr. Thomas was a group managing director and a member of the board of directors of TCW Asset Management Company. Prior to joining EIG in 1998, Mr. Thomas was a senior investment officer with the Inter-American Development Bank and a project finance attorney at the law firm of Brown & Wood in New York. Mr. Thomas also served on the White House staff of President George H. W. Bush as an advisor on energy and budget policy. Mr. Thomas received a BA from the University of Virginia, a JD from New York Law School and an LLM from Georgetown University Law Center. Mr. Thomas is also the chairman of the board of directors of Harbour Energy plc (HBR.L) and Prumo Logistica S.A. and is a member of the board of directors of Avantus LLC and HIF Global LLC.

Mr. Thomas has significant experience as an executive, director and advisor at various organizations. In addition, Mr. Thomas has significant legal and investment management experience. This experience has provided Mr. Thomas, in the opinion of the Board, with experience and insight which is beneficial to the Company.

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

Gregory P. Chandler has been chief financial officer of Herspiegel Consulting LLC (“Herspiegel”), a leading pharmaceutical and biotech consulting firm, since December 2020. Prior to Herspiegel, Mr. Chandler acted as chief financial officer of Emtec, Inc. (“Emtec”), a global information technology services provider, from May 2009 to April 2020. Mr. Chandler was a member of Emtec’s board of trustees from 2005 to 2019 where he served as chairman of the audit committee from 2005 through 2009. He was a member of the board of directors of FS KKR Capital Corp. (formerly FS Investment Corporation) from April 2008 through December 2018, and served as chairman of its audit committee and as a member of its valuation committee. Mr. Chandler also presently serves as director and chairman of the audit committee of the RBB Funds and the Wilmington Funds. Mr. Chandler’s degrees include a B.S. in Engineering from the United States Military Academy at West Point and an M.B.A. from Harvard Business School. He is also a Certified Public Accountant (inactive). Mr. Chandler began his career as an officer in the United States Army. After business school he spent four years with PricewaterhouseCoopers LLP (“PwC”), and its predecessor, Coopers and Lybrand, where he assisted companies in the “Office of the CFO Practice” and also worked as a certified public accountant. During his tenure at PwC he spent the majority of his time in the investment company practice. He also was an Investment Banker for 10 years leading the Business and IT services practice at Janney Montgomery Scott LLC prior to his CFO positions.

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

Charles P. Pizzi is the retired president, director and chief executive officer of Tasty Baking Company, manufacturer of Tastykake branded snack cakes. He served in these positions from 2002 to 2011. Prior to leading Tasty Baking Company, Mr. Pizzi served as president and chief executive officer of the Greater Philadelphia Chamber of Commerce, vice chairman of the American Chamber of Commerce Executives and chairman of the Metro Council of Presidents. His career also includes work with the transition teams for the former Pennsylvania Governor Tom Ridge and the former Philadelphia Mayor Ed Rendell. Mr. Pizzi has also served as Commerce Director for the City of Philadelphia. He has been a trustee of Brandywine Realty Trust since 1996, serving on the Audit Committee and as a Chair of the Compensation Committee, the chairman of the board of directors of Independence Health Group (“IHG”) where he has been a member since 1991, trustee of Pennsylvania Real Estate Investment Trust since May 2013 and a director of Drexel University since 1991. Since 2020, Mr. Pizzi has also served as a trustee of Mistras Group Inc., a multinational provider of integrated technology-enabled asset protection solutions. He is also Chairman of AmeriHealth Caritas, a subsidiary of IHG and a provider of Medicaid service, since February 2023. Mr. Pizzi was a director of the Federal Reserve Bank of Philadelphia from 2006 to December 2011, serving as Chairman from January 2010 to December 2011. He also previously served as a trustee of the Philadelphia Stock Exchange from 1998 until it was acquired by NASDAQ in July 2008, on the board of governors of NASDAQ OMX PHLX, Inc. from August 2008 to March 2009 and as a trustee of Allied Security Holdings LLC from 2011 to 2016. Mr. Pizzi holds a bachelor’s degree from LaSalle University and a master’s degree from the University of Pennsylvania.

Mr. Pizzi has significant experience as an executive and director at various companies and governmental organizations. This experience has provided Mr. Pizzi, in the opinion of the Board, with experience and insight which is beneficial to the Company.

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

Mr. Ramos has served as a director of Independence Health Group, Inc. since March 2015, and prior to mergers served as a director of AmeriGas Propane, Inc. (NYSE: APU) from September 2015 to August 2019, and trustee of FS Investment Corporation (NYSE: FSIC) from September 2013 to December 2018. A civic leader, Mr. Ramos has served as a member of the executive committee and a director of the Greater Philadelphia Chamber of Commerce since October 2017. An Eisenhower Fellow since 2000, he was elected to be a trustee and member of the executive committee of the Eisenhower Exchange Fellowships in 2022.

Mr. Ramos’ extensive service in the private and public sectors has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	62	Chief Executive Officer
Eric Long	53	President
David Weiser	42	Chief Investment Officer
Edward T. Gallivan, Jr.	61	Chief Financial Officer and Treasurer
James Beach	36	Chief Operating Officer
Stephen S. Sypherd	46	General Counsel
James F. Volk	60	Chief Compliance Officer

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

James Beach has served as the Company’s chief operating officer since June 2020. Mr. Beach is also a managing director of FS Investments, which he joined in 2010. He is one of the persons responsible for fund administration and portfolio management, including forecasting, and management reporting. Prior to joining FS Investments, Mr. Beach was an investment banking analyst at Ewing Bemiss & Co. Mr. Beach received his B.A. in Economics from the University of Richmond and a general course certificate from the London School of Economics. Mr. Beach holds the CFA Institute’s Chartered Financial Analyst designation.

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

James F. Volk has served as the Company’s chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of the other registered funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PwC. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting and is currently an inactive Certified Public Accountant.

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

Trustee Compensation

The Company does not pay compensation to its trustees who also serve in an executive officer capacity for the Company or the Advisor. Trustees who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson. These trustees are Messrs. Brown, Chandler, Goldstein, Pizzi and Ramos. Mr. Goldstein also receives an annual retainer for his service as lead Independent Trustee.

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

The table below sets forth the compensation received by each of the Company’s trustees for service during the fiscal year ended December 31, 2022. Our trustees do not receive any retirement benefits from us.

Name of Trustee	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
Michael C. Forman(1)	—	—
R. Blair Thomas(1)	—	—
Sidney R. Brown	$115,000	$115,000
Gregory P. Chandler	$150,000	$150,000
Richard I. Goldstein	$171,000	$171,000
Kathleen A. McGinty(2)	$75,250	$75,250
Charles P. Pizzi	$139,500	$139,500
Pedro A. Ramos	$127,500	$127,500

(1)	Messrs. Forman and Thomas do not receive fees.
(2)	Ms. McGinty resigned from the Board, effective May 10, 2022.

Compensation and Insider Participation

The Company does not have a compensation committee because the executive officers do not receive any direct compensation from the Company. The Independent Trustees review their own compensation and recommend to the Board the appropriate level of compensation. This level of compensation may be adjusted from time to time. In conducting their review, the Independent Trustees use such information as they deem relevant, including compensation paid to directors or trustees of other BDCs of similar size and the time and effort required of the trustees in fulfilling their responsibilities to the Company. The Board determines the compensation of the Independent Trustees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2023, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and trustees as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of March 31, 2023.

	Shares Beneficially Owned as of March 31, 2023
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	447,141.125	*
R. Blair Thomas	—	—
Independent Trustees:
Sidney R. Brown(4)	64,870.090	*
Gregory P. Chandler(5)	30,363.903	*
Richard I. Goldstein	43,992.788	*
Charles P. Pizzi	22,003.792	*
Pedro A. Ramos	—	—
Executive Officers:
Eric Long	—	—
Edward T. Gallivan, Jr.	5,171.140	*
David Weiser	—	—
James Beach	2,114.739	*
Stephen S. Sypherd(6)	7,920.475	*
James F. Volk	2,280.541	*
All Trustees and Executive Officers as a group (13 persons)	625,858.593	*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Energy and Power Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 452,787,008.303 Shares issued and outstanding on March 31, 2023.
(3)	Includes 270,905.320 Shares held through MCFDA SCV LLC, 11,690.349 Shares held for the benefit of minor children in trust and 164,545.456 Shares held by FSH Seed Capital Vehicle I LLC.
(4)	Includes 28,055.556 Shares held by NFI International, Ltd., a company of which Mr. Brown is a principal interest holder, and 36,814.534 Shares held in trust.
(5)	All Shares held in 401(k) account.
(6)	All Shares held in a joint account with spouse.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

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

The Advisor may receive structuring or other upfront fees from portfolio companies in which the Advisor has caused the Company to invest. The Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by the Advisor or its members against the management fees payable by the Company under the Investment Advisory and Administrative Services Agreement. During the years ended December 31, 2022 and 2021, $2,619 and $1,439 (dollars in thousands), respectively, of structuring, upfront or certain other fees received by the Advisor or its members were offset against management fees.

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

The following table describes the fees and expenses accrued under the Investment Advisory and Administrative Services Agreement during the years ended December 31, 2022 and 2021 (dollar amounts in the table below and the related notes are presented in thousands):

Related Party	Source Agreement	Description	Year Ended December 31, 2022	Year Ended December 31, 2021
The Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$41,940	$40,122
The Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$5,626	$5,713

(1)

During the years ended December 31, 2022 and 2021, $41,221 and $39,812, respectively, in base management fees were paid to the Advisor. The base management fee amount shown in the table above for the years ended December 31, 2022 and 2021 is shown net of $2,619 and $1,439, respectively, in structuring, upfront or certain other fees received by the Advisor or its members and offset against base management fees. As of December 31, 2022, $11,185 in base management fees were payable to the Advisor.

(2)

During the years ended December 31, 2022 and 2021, $3,930 and $3,450, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses. The Company paid $5,134 and $4,849, respectively, in administrative services expenses to the Advisor, or its affiliates, during the years ended December 31, 2022 and 2021.

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

The Board is currently comprised of seven trustees, five of whom are Independent Trustees. The Board has determined that the following trustees are Independent Trustees: Messrs. Brown, Chandler, Goldstein, Pizzi and Ramos. Based upon information requested from each trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has, or within the last two years had, a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any Board committee or as a shareholder.

Item 14.	Principal Accountant Fees and Services.

Fees to Auditors

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Ernst & Young LLP and RSM, LLP for professional services performed for the fiscal years ended December 31, 2022 and 2021:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2022	$509,800	$62,500	—	—
2021	$457,091	—	—	—

(1)

“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP and RSM, LLP in connection with statutory and regulatory filings.

(2)

“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	“Tax Fees” consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.
(4)	“All Other Fees” are those fees, if any, billed to the Company by Ernst and Young LLP and RSM, LLP other than Audit Fees, Audit-Related Fees and Tax Fees.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit

Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by Ernst & Young LLP and RSM, LLP to management. All of the audit and non-audit services described above for which Ernst & Young LLP and RSM US LLP invoiced the Company for the fiscal years ended December 31, 2022 and 2021 were pre-approved by the Audit Committee.

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

Date: April 28, 2023	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2023	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Trustee

Date: April 28, 2023	/S/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2023	/s/ ROBERT BLAIR THOMAS
Robert Blair Thomas Trustee

Date: April 28, 2023	/s/ SIDNEY R. BROWN
Sidney R. Brown Trustee

Date: April 28, 2023	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Trustee

Date: April 28, 2023	/s/ RICHARD I. GOLDSTEIN
Richard I. Goldstein Trustee

Date: April 28, 2023	/s/ CHARLES P. PIZZI
Charles P. Pizzi Trustee

Date: April 28, 2023	/s/ PEDRO A. RAMOS
Pedro A. Ramos Trustee