Form 10-Q
period 2023-03-31
FS Energy & Power Fund
filed 2023-05-15
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☐	☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 454,129,547 common shares of beneficial interest outstanding as of May 1, 2023.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,429,977 and $1,656,169, respectively)	$1,536,176	$1,786,887
Non-controlled/affiliated investments (amortized cost—$47,102 and $94,068, respectively)	16,250	65,777
Controlled/affiliated investments (amortized cost—$171,880 and $172,703, respectively)	190,235	194,451
Total investments, at fair value (amortized cost—$1,648,959 and $1,922,940, respectively)	1,742,661	2,047,115
Cash	438,494	481,655
Receivable for investments sold and repaid	—	7,022
Interest receivable	17,890	21,932
Dividends receivable	878	878
Unrealized appreciation on swap contracts	379	—
Swap income receivable	65	83
Prepaid expenses and other assets	50	96
Total assets	$2,200,417	$2,558,781
Liabilities
Credit facilities payable (net of deferred financing costs of $0 and $238, respectively)(1)	$—	$305,438
Secured note payable (net of deferred financing costs of $845 and $1,253, respectively)(1)	455,535	454,671
Unrealized depreciation on swap contracts	—	698
Swap income payable	—	26
Shareholder distributions payable	13,584	13,543
Management fees payable	10,219	11,185
Administrative services expense payable	869	1,086
Interest payable	4,380	13,371
Trustees' fees payable	164	164
Other accrued expenses and liabilities	2,838	4,851
Total liabilities	487,589	805,033
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 452,787,008 and 451,465,673 shares issued and outstanding, respectively	453	451
Capital in excess of par value	3,196,509	3,191,293
Accumulated earnings (deficit)	(1,484,134)	(1,437,996)
Total shareholders' equity	1,712,828	1,753,748
Total liabilities and shareholders' equity	$2,200,417	$2,558,781
Net asset value per common share at period end	$3.78	$3.88
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$30,190	$23,140
Paid-in-kind interest income	4,306	4,423
Fee income	97	1,233
Dividend income	5,690	—
From non-controlled/affiliated investments:
Interest income	157	1,910
Paid-in-kind interest income	24	35
Dividend income	—	1,726
From controlled/affiliated investments:
Interest income	2,459	2,037
Paid-in-kind interest income	172	670
Dividend income	—	735
Total investment income	43,095	35,909
Operating expenses
Management fees	10,474	10,735
Administrative services expenses	1,320	1,420
Share transfer agent fees	751	720
Accounting and administrative fees	183	177
Interest expense(1)	12,598	13,694
Trustees' fees	164	227
Other general and administrative expenses	703	1,444
Total operating expenses	26,193	28,417
Less: Management fee offset(2)	(255)	(698)
Net expenses	25,938	27,719
Net investment income	17,157	8,190
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(8,848)	(16,664)
Non-controlled/affiliated	(11,359)	(12,380)
Net realized gain (loss) on foreign currency	(120)	—
Net realized gain (loss) on swap contracts	12	(416)
Net realized gain (loss) on debt extinguishment	—	(746)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(24,519)	135,503
Non-controlled/affiliated	(2,561)	56,051
Controlled/affiliated	(3,393)	23,727
Net change in unrealized appreciation (depreciation) on swap contracts	1,077	(3,482)
Total net realized and unrealized gain (loss)	(49,711)	181,593
Net increase (decrease) in net assets resulting from operations	$(32,554)	$189,783
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.07)	$0.42
Weighted average shares outstanding	452,684,238	447,404,395
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operations
Net investment income	$17,157	$8,190
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	(20,315)	(30,206)
Net change in unrealized appreciation (depreciation) on investments	(30,473)	215,281
Net change in unrealized appreciation (depreciation) on swap contracts	1,077	(3,482)
Net increase (decrease) in net assets resulting from operations	(32,554)	189,783
Shareholder distributions(1)
Distributions to shareholders	(13,584)	(13,426)
Net decrease in net assets resulting from shareholder distributions	(13,584)	(13,426)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,218	5,235
Net increase in net assets resulting from capital share transactions	5,218	5,235
Total increase (decrease) in net assets	(40,920)	181,592
Net assets at beginning of period	1,753,748	1,602,323
Net assets at end of period	$1,712,828	$1,783,915
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(32,554)	$189,783
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(25,032)	(122,503)
Paid-in-kind interest	(4,502)	(5,128)
Proceeds from sales and repayments of investments	284,570	238,748
Net realized (gain) loss on investments	20,207	29,044
Net change in unrealized (appreciation) depreciation on investments	30,473	(215,281)
Net change in unrealized (appreciation) depreciation on swap contracts	(1,077)	3,482
Accretion of discount	(1,262)	(2,029)
Amortization of deferred financing costs and discount	1,238	2,185
(Increase) decrease in receivable for investments sold and repaid	7,022	4,975
(Increase) decrease in interest receivable	4,042	7,129
(Increase) decrease in swap income receivable	18	—
(Increase) decrease in prepaid expenses and other assets	46	68
Increase (decrease) in payable for investments purchased	—	(49,500)
Increase (decrease) in swap income payable	(26)	416
Increase (decrease) in management fees payable	(966)	(429)
Increase (decrease) in administrative services expense payable	(217)	81
Increase (decrease) in interest payable(1)	(8,991)	(9,468)
Increase (decrease) in trustees' fees payable	—	27
Increase (decrease) in other accrued expenses and liabilities	(2,013)	(368)
Net cash provided by (used in) operating activities	270,976	71,232
Cash flows from financing activities
Shareholder distributions paid	(8,325)	(8,153)
Borrowings under credit facilities(1)	—	29,009
Repayments of credit facilities(1)	(305,676)	(10,000)
Repayments under senior secured notes(1)	—	(22,383)
Deferred financing costs paid	(136)	(132)
Net cash provided by (used in) financing activities	(314,137)	(11,659)
Total increase (decrease) in cash	(43,161)	59,573
Cash at beginning of period	481,655	33,879
Cash at end of period	$438,494	$93,452
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$5,218	$5,235
Non-cash purchases of investments	$(3,284)	$(1,587)
Non-cash sales of investments	$3,284	$1,587
Excise and state taxes paid	$711	$846
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the three months ended March 31, 2023 and 2022, the Company paid $20,351 and $20,977, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of March 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—35.0%
AIRRO (Mauritius) Holdings II	(k)(p)(r)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	$22,902	$20,250	$23,682
AIRRO (Mauritius) Holdings II	(e)(k)(p)(r)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	5,359	5,359	5,542
Allied Downhole Technologies, LLC	(r)(t)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	7,553	7,553	7,553
Allied Downhole Technologies, LLC	(e)(r)(t)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	2,500	2,500	2,500
Allied Wireline Services, LLC	(r)(t)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	63,888	63,888	63,888
Compass Power Generation LLC		Power	S+425	1.0%	4/14/29	9,798	9,530	9,777
Cox Oil Offshore, LLC, Volumetric Production Payments	(g)(i)(r)	Upstream	12.8%		12/31/23	100,000	8,638	12,822
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,819	21,874
EIF Van Hook Holdings, LLC		Midstream	S+525		9/5/24	26,882	26,644	26,781
FR BR Holdings LLC	(r)	Midstream	L+650		12/14/23	81,316	80,393	81,242
FR XIII PAA Holdings HoldCo, LLC	(r)	Midstream	L+750	0.5%	10/15/26	17,272	17,040	17,351
GasLog Ltd.	(k)(r)	Midstream	7.8%		3/31/29	14,648	14,559	14,125
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,092	6,976	7,091
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	163	160	163
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	5,812	5,740	5,792
Goodnight Water Solutions, LLC	(r)	Midstream	S+700	0.5%	6/3/27	14,925	14,720	14,788
Hamilton Intermediate Holdings, LLC	(r)	Power	16.5% PIK (16.5% Max PIK)		6/17/25	31,655	32,281	31,996
Meritage Midstream Services II, LLC	(r)	Midstream	S+675	1.0%	8/13/28	25,000	24,511	24,500
OE2 North, LLC	(r)	Midstream	L+525	1.0%	5/21/26	19,108	19,034	19,243
OE2 North, LLC	(e)(r)	Midstream	L+525	1.0%	5/21/26	10,892	10,892	10,968
Oryx Midstream Services Permian Basin LLC		Midstream	S+325	0.5%	10/5/28	26,289	26,181	25,885
Parkway Generation LLC		Power	S+475	0.8%	2/18/29	5,760	5,709	5,577
Parkway Generation LLC		Power	S+475	0.8%	2/18/29	43,800	43,415	42,431
Permian Production Holdings, LLC	(r)(s)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,791	4,322	4,791
Pinnacle Midland Gas Holdco LLC	(r)	Midstream	L+675	1.0%	12/9/26	9,370	9,308	9,314
Pinnacle Midland Gas Holdco LLC	(e)(r)	Midstream	L+675	1.0%	12/9/26	2,477	2,477	2,462
Plainfield Renewable Energy Holdings LLC	(r)	Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	12,704	12,704	9,468
Plainfield Renewable Energy Holdings LLC	(m)(r)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,827	3,827	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Power	10.0%		8/22/25	2,709	2,709	—
Potomac Energy Center, LLC	(r)	Power	L+600	0.5%	11/12/26	58,164	57,265	56,878
Warren Resources, Inc.	(r)(t)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,644	23,644	23,644
Wattbridge Inc.	(r)	Power	S+785	1.8%	6/30/27	42,252	42,252	41,263
Total Senior Secured Loans—First Lien							627,300	623,391
Unfunded Loan Commitments							(23,937)	(23,937)
Net Senior Secured Loans—First Lien							603,363	599,454
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—7.5%
Aethon III BR LLC	(r)	Upstream	L+750	1.5%	1/10/25	$20,000	$19,862	$20,111
Citizen Energy Operating, LLC	(r)	Upstream	S+765	1.0%	6/29/27	38,000	37,466	37,380
ERA II Minerals, LLC	(r)	Upstream	S+625	0.8%	3/7/27	36,000	35,628	35,564
SilverBow Resources, Inc.	(k)(r)	Upstream	L+750	1.0%	12/15/26	14,250	14,205	14,297
Tenrgys, LLC	(r)	Upstream	S+750 (9.5% Max PIK)	1.0%	3/17/27	20,537	20,537	20,691
Total Senior Secured Loans—Second Lien							127,698	128,043

Senior Secured Bonds—0.6%
ST EIP Holdings Inc.	(r)	Midstream	6.3%		1/10/30	10,526	10,076	10,164
Total Senior Secured Bonds							10,076	10,164

Unsecured Debt—8.1%
Aethon United BR LP		Upstream	8.3%		2/15/26	40,500	40,500	39,780
Earthstone Energy Holdings, LLC	(k)	Upstream	8.0%		4/15/27	11,400	11,400	11,073
Hammerhead Resources Inc.	(k)(r)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	37,225	37,085	37,225
Moss Creek Resources, LLC		Upstream	7.5%		1/15/26	11,693	10,446	10,856
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	16,125	15,658	12,917
Sitio Royalties Operating Partnership, LP	(k)(r)	Upstream	S+575	1.5%	9/20/26	19,000	18,835	18,818
Tallgrass Energy Partners, LP		Midstream	6.0%		3/1/27	9,761	9,580	9,250
Total Unsecured Debt							143,504	139,919

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—24.2%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Service & Equipment				28,942,003	$1,447	$9,175
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Industrials				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Industrials	9.0% PIK (9.0% Max PIK)		10/1/28	18,676	12,493	9,641
NGL Energy Partners, LP, Preferred Equity	(k)(m)(o)(r)	Midstream	14.2%		7/2/27	156,250	157,633	134,138
NuStar, Preferred Equity	(k)(r)	Midstream	12.8%		6/29/28	67,011	73,650	83,272
Segreto Power Holdings, LLC, Preferred Equity	(m)(n)(o)(r)	Power	13.1%		6/30/25	70,297	99,761	86,037
USA Compression Partners, LP, Preferred Equity	(k)(r)	Midstream	9.8%		4/3/28	79,336	77,991	92,436
Total Preferred Equity							425,761	414,699

Sustainable Infrastructure Investments, LLC—3.1%						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC	(k)(o)(r)(t)	Power				$60,603	$54,514	$52,937
Total Sustainable Infrastructure Investments, LLC							54,514	52,937
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—23.2%
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Service & Equipment				6,944,444	$6,944	$1,313
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Power			7/24/25	35	2,652	1,381
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Service & Equipment				3,750,000	6,029	3,413
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(t)	Service & Equipment				48,400	1,527	12,385
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(t)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(r)	Upstream			2/1/25	126,632,117	351	514
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Upstream				148,692,948	44,700	40,221
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(s)	Midstream				105,785	6,681	3,607
Harvest Oil & Gas Corp., Common Equity	(o)(r)(s)	Upstream				135,062	14,553	810
Limetree Bay Energy, LLC, Class A Units	(o)(r)(s)	Midstream				76,938,973	21,541	939
Maverick Natural Resources, LLC, Common Equity	(n)(r)	Upstream				503,176	138,208	278,760
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Midstream			12/31/25	2,187,500	3,083	441
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Midstream			12/31/25	3,125,000	2,623	449
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Midstream			12/31/25	781,250	576	113
NGL Energy Partners, LP, Warrants (Par), Strike:$13.56	(k)(o)(r)	Midstream			12/31/25	546,880	630	105
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(s)	Upstream				1,968,861	5	6,103
Saturn Oil & Gas Inc., Common Equity	(k)(o)(q)	Upstream				1,735,283	3,284	3,220
Telpico, LLC, Common Equity	(n)(o)(r)(s)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Upstream				50	7,571	5,672
USA Compression Partners, LP, Common Equity	(k)	Midstream				84,779	1,617	1,791
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(k)(o)(r)	Midstream			4/2/28	1,586,719	714	6,380
Warren Resources, Inc., Common Equity	(o)(r)(t)	Upstream				4,415,749	20,754	29,828
Total Equity/Other							284,043	397,445
TOTAL INVESTMENTS—101.7%							$1,648,959	1,742,661
LIABILITIES IN EXCESS OF OTHER ASSETS—(1.7%)	(j)							(29,833)
NET ASSETS—100.0%								$1,712,828
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in thousands, except share amounts)

Fixed Price Swap Contracts—Crude Oil(i)

Counterparty	Type	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	ICE Brent	April 1, 2023 – December 31, 2023	123,680	$80.00	$161	$—
Total Swap Contracts—Crude Oil						$161	$—
Fixed Price Swap Contracts—Natural Gas(i)

Counterparty	Type	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	NYMEX Henry Hub	May 1, 2023 – December 31, 2023	227,542	$3.80	$218	$—
Total Swap Contracts—Natural Gas						$218	$—
TOTAL SWAP CONTRACTS						$379	$—
__________________
Bbls – Barrels
MMBtu – One million British thermal units
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2023, the three-month London Interbank Offered Rate, or LIBOR, or L, was 5.19% and the Secured Overnight Financing Rate, or SOFR, or S, was 4.91%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(h)    Represents the amounts the Company would pay or receive under each swap contract if it were to settle on March 31, 2023 (see Note 6).
(i)    Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2023, 76.7% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of March 31, 2023.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2023.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in thousands, except share amounts)

(s)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,767	$56	$—	$—	$(32)	$4,791	$157	$24
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	5,044	—	—	—	(1,437)	3,607	—	—
Harvest Oil & Gas Corp., Common Equity	810	—	(506)	—	506	810	—	—
Limetree Bay Energy, LLC, Class A Units	1,885	83	—	—	(1,029)	939	—	—
Permian Production Holdings, LLC, Common Equity	11,420	—	—	—	(5,317)	6,103	—	—
Ridgeback Resources Inc., Common Equity	41,851	—	(35,240)	(11,359)	4,748	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$65,777	$139	$(35,746)	$(11,359)	$(2,561)	$16,250	$157	$24
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
(3)    Interest and PIK income presented for the three months ended March 31, 2023.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in thousands, except share amounts)

(t)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC(4)	$8,436	$113	$(996)	$—	$—	$7,553	$52	$113
Allied Wireline Services, LLC	63,888	—	—	—	—	63,888	1,597	—
Warren Resources, Inc.	23,584	60	—	—	—	23,644	810	59
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	51,098	—	—	—	1,839	52,937	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	10,463	—	—	—	1,922	12,385	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	36,982	—	—	—	(7,154)	29,828	—	—
	$194,451	$173	$(996)	$—	$(3,393)	$190,235	$2,459	$172
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
(3)    Interest and PIK income presented for the three months ended March 31, 2023.
(4)    Security includes a partially unfunded commitment with amortized cost of $2,500 and fair value of $2,500.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Liens—40.3%
AIRRO (Mauritius) Holdings II	(k)(p)(s)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	$22,734	$20,082	$23,519
AIRRO (Mauritius) Holdings II	(e)(k)(p)(s)	Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	5,359	5,359	5,545
Allied Downhole Technologies, LLC	(f)(s)(u)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	8,436	8,436	8,436
Allied Downhole Technologies, LLC	(e)(s)(u)	Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	2,500	2,500	2,500
Allied Wireline Services, LLC	(f)(s)(u)	Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	63,888	63,888	63,888
Brazos Delaware II LLC		Midstream	L+400		5/21/25	39,259	38,085	39,137
Cimarron Energy Inc.	(f)(m)(o)(s)	Service & Equipment	L+900	1.0%	12/31/24	7,500	6,563	3,713
Compass Power Generation LLC		Power	S+425	1.0%	4/14/29	31,575	30,712	31,384
Cox Oil Offshore, LLC, Volumetric Production Payments	(g)(i)(s)	Upstream	12.9%		12/31/23	100,000	11,081	20,683
CPV Maryland, LLC		Power	L+400	1.0%	5/11/28	14,286	14,146	14,155
CPV Shore Holdings LLC		Power	L+375		12/29/25	23,601	22,760	21,935
EIF Van Hook Holdings, LLC		Midstream	S+525		9/5/24	26,882	26,609	26,075
FR BR Holdings LLC	(f)(s)	Midstream	L+650		12/14/23	81,582	80,371	81,361
FR XIII PAA Holdings HoldCo, LLC	(s)	Midstream	L+750	0.5%	10/15/26	17,347	17,103	17,406
GasLog Ltd.	(k)(s)	Midstream	L+775		3/31/29	14,648	14,556	14,010
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	7,432	7,305	7,385
Generation Bridge LLC		Power	L+500	0.8%	12/1/28	163	160	162
GIP II Blue Holding LP		Midstream	L+450	1.0%	9/29/28	5,918	5,842	5,877
Goodnight Water Solutions, LLC	(s)	Midstream	S+725	0.5%	6/3/27	14,963	14,752	14,819
Hamilton Intermediate Holdings, LLC	(s)	Power	16.5% PIK (16.5% Max PIK)		6/17/25	30,391	31,075	31,007
Medallion Midland Acquisition LP		Midstream	S+375	0.8%	10/18/28	7,920	7,886	7,862
OE2 North, LLC	(s)	Midstream	L+525	1.0%	5/21/26	18,659	18,579	18,847
OE2 North, LLC	(e)(s)	Midstream	L+525	1.0%	5/21/26	11,341	11,341	11,455
Oryx Midstream Services Permian Basin LLC	(f)	Midstream	L+325	0.5%	10/5/28	32,357	32,220	32,026
Parkway Generation LLC		Power	S+475	0.8%	2/18/29	5,760	5,708	5,700
Parkway Generation LLC		Power	S+475	0.8%	2/18/29	43,910	43,513	43,285
Permian Production Holdings, LLC	(f)(s)(t)	Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,767	4,266	4,767
Pinnacle Midland Gas Holdco LLC	(s)	Midstream	L+675	1.0%	12/9/26	9,370	9,304	9,310
Pinnacle Midland Gas Holdco LLC	(e)(s)	Midstream	L+675	1.0%	12/9/26	2,477	2,477	2,461
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	12,121	12,121	9,997
Plainfield Renewable Energy Holdings LLC	(f)(s)	Power	10.0% PIK (10.0% Max PIK)		8/22/25	3,643	3,643	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(s)	Power	10.0%		8/22/23	2,709	2,709	—
Potomac Energy Center, LLC	(s)	Power	L+600	0.5%	11/12/26	58,459	57,508	58,443
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Traverse Midstream Partners LLC		Midstream	S+425	1.0%	9/27/24	$28,436	$28,484	$28,418
Warren Resources, Inc.	(s)(u)	Upstream	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,584	23,584	23,584
Wattbridge Inc.	(s)	Power	S+785	1.8%	6/30/27	42,500	42,500	41,880
Total Senior Secured Loans—First Lien							727,228	731,032
Unfunded Loan Commitments							(24,386)	(24,386)
Net Senior Secured Loans—First Lien							702,842	706,646

Senior Secured Loans—Second Lien—8.2%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,848	20,138
Citizen Energy Operating, LLC	(f)(s)	Upstream	S+765	1.0%	6/29/27	39,000	38,440	38,240
ERA II Minerals, LLC	(f)(s)	Upstream	S+625	0.8%	3/7/27	37,000	36,601	36,656
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,528	13,394
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,488
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,199	14,322
Tenrgys, LLC	(f)(s)	Upstream	S+750 (9.5% Max PIK)	1.0%	3/17/27	20,537	20,537	20,537
Total Senior Secured Loans—Second Lien							144,658	144,775
Unfunded Loan Commitments							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							143,153	143,270

Senior Secured Bonds—0.6%
ST EIP Holdings Inc.	(s)	Midstream	6.3%		1/10/30	10,526	10,064	10,074
Total Senior Secured Bonds							10,064	10,074

Unsecured Debt—13.7%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	40,221
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	3,098	3,168	2,840
Earthstone Energy Holdings, LLC	(k)	Upstream	8.0%		4/15/27	11,400	11,400	10,920
Endeavor Energy Resources, L.P.	(f)	Upstream	5.8%		1/30/28	24,299	25,388	23,306
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	35,118	34,961	35,118
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,358	10,561
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	19,125	18,668	14,401
Permian Resources Operating LLC		Upstream	7.8%		2/15/26	26,365	27,511	25,703
Permian Resources Operating LLC	(f)	Upstream	5.9%		7/1/29	5,200	5,257	4,473
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,633	29,678
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

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(t)	Midstream				76,938,973	$21,458	$1,885
Maverick Natural Resources, LLC, Common Equity	(f)(n)(s)	Upstream				503,176	138,208	312,372
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(f)(k)(o)(s)	Midstream			12/31/25	2,187,500	3,083	10
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(f)(k)(o)(s)	Midstream			12/31/25	3,125,000	2,623	8
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(f)(k)(o)(s)	Midstream			12/31/25	781,250	576	2
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(f)(k)(o)(s)	Midstream			12/31/25	546,880	630	3
Permian Production Holdings, LLC, Common Equity	(f)(n)(s)(t)	Upstream				1,968,861	5	11,420
Ridgeback Resources Inc., Common Equity	(f)(k)(q)(s)(t)	Upstream				9,599,928	46,599	41,851
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(r)(s)	Service & Equipment				3,750,000	6,029	3,131
Telpico, LLC, Common Equity	(f)(n)(o)(s)(t)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(f)(n)(o)(s)	Upstream				50	7,571	6,801
USA Compression Partners, LP, Common Equity	(f)(k)(o)	Midstream				84,779	1,617	1,655
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(f)(k)(o)(s)	Midstream			4/2/28	1,586,719	714	5,711
Warren Resources, Inc., Common Equity	(f)(o)(s)(u)	Upstream				4,415,749	20,754	36,982
Total Equity/Other							333,510	494,195
TOTAL INVESTMENTS—116.7%							$1,922,940	2,047,115
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.7%)	(j)							(293,367)
NET ASSETS—100.0%								$1,753,748
Fixed Price Swap Contracts—Crude Oil(i)

Counterparty	Type	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	ICE Brent	January 1, 2023 – December 31, 2023	168,511	$80.00	$—	$572
Total Swap Contracts—Crude Oil						$—	$572
Fixed Price Swap Contracts—Natural Gas(i)

Counterparty	Type	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	NYMEX Henry Hub	February 1, 2023 – December 31, 2023	314,818	$3.80	$—	$126
Total Swap Contracts—Natural Gas						$—	$126
TOTAL SWAP CONTRACTS						$—	$698
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2023. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objective is to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. The Company’s investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. The Company’s board of trustees has approved changing the Company’s name to FS Specialty Lending Fund and changing its non-fundamental investment policy to be to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of the Fund’s total assets, rather than to invest at least 80% of its total assets in securities of Energy companies.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2022. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2023 and 2022, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the three months ended March 31, 2023 and 2022, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2023.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the three months ended March 31, 2023 and 2022, the Company did not recognize any structuring or other upfront fee revenue.
Net Realized Gains or Realized Losses on Extinguishment of Debt: Upon the repayment of debt obligations which are deemed to be extinguishments, the difference between the principal amount due at maturity and the amount repaid on the extinguishment of debt is recognized as a gain or loss.
Recent Accounting Pronouncements: In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848), or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848), or ASU 2021-01, which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued Accounting Standards Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, or ASU 2022-06, which deferred the sunset date of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	1,321,335	$5,218	1,434,432	$5,235
Proceeds from Share Transactions	1,321,335	$5,218	1,434,432	$5,235
During the period from April 1, 2023 to May 1, 2023, the Company issued 1,342,539 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,170 at an average price per share of $3.85.
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
Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the three months ended March 31, 2023 and 2022.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Any such repurchases will be made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the three months ended March 31, 2023 and 2022.
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the three months ended March 31, 2023 and 2022, $255 and $698, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three months ended March 31, 2023 and 2022:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2023	2022
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$10,219	$10,037
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,320	$1,420
_________________________
(1)    During the three months ended March 31, 2023 and 2022, $11,185 and $10,466, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $255 and $698 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, $10,219 in base management fees were payable to FS/EIG Advisor.
(2)    During the three months ended March 31, 2023 and 2022, $645 and $638, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,458 and $1,121 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the three months ended March 31, 2023 and 2022, respectively.
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of FS/EIG Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the three months ended March 31, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.03	$13,426
Fiscal 2023
March 31, 2023	$0.03	$13,584
Although the Company's board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, the Company's board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021, four cash distributions in 2022 and one cash distribution in 2023, each in the amount of $0.03 per share. FS/EIG Advisor and the Company’s board of trustees expect that future regular cash distributions to shareholders will remain suspended until

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
such time that the Company’s board of trustees and FS/EIG Advisor believe that market conditions and the financial condition of the Company support the resumption of such distributions. The Company's board of trustees has and will continue to evaluate the Company's ability to pay any distributions in the future. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees. Furthermore, prior to its termination, the JPMorgan Facility restricted the ability of the Company to make certain discretionary cash dividends and distributions and other restricted payments. See Note 9 for a discussion of the JPMorgan Facility.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$13,584	100%	$13,426	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$13,584	100%	$13,426	100%
_________________________
(1)    During the three months ended March 31, 2023 and 2022, 86.6% and 80.1%, respectively, of the Company's gross investment income was attributable to cash income earned, 10.5% and 14.3%, respectively, was attributable to paid-in-kind, or PIK, interest and 2.9% and 5.6%, respectively, was attributable to non-cash accretion of discount.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2023, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $69,270 and $1,248,683, respectively.
As of March 31, 2023 and December 31, 2022, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $276,302 and $334,635, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $471,400 and $512,206, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,938,093 and $2,223,943 as of March 31, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(195,432) and $(176,828) as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had deferred tax assets of $145,397 and $145,383, respectively, resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of March 31, 2023 and December 31, 2022, the Company had deferred tax liabilities of $19,413 and $28,753, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of March 31, 2023 and December 31, 2022, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $125,984 and $116,630, respectively. For the three months ended March 31, 2023, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries. For the year ended December 31, 2022, the Company recorded a provision for taxes related to its wholly-owned taxable subsidiaries of $1,207 related to current taxes.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the three months ended March 31, 2023, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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
Below is a summary of the Company's open fixed price swap positions as of March 31, 2023. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil

Year	Settlement Index	Bbls	Weighted Average Price ($/Bbls)
2023	ICE Brent	123,680	$80.00
Swap Contracts—Natural Gas

Year	Settlement Index	MMBtu	Weighted Average Price ($/MMBtu)
2023	NYMEX Henry Hub	227,542	$3.80
During the three months ended March 31, 2023, the average monthly notional volume of fixed price swap contracts—crude oil and fixed price swap contracts—natural gas outstanding were 153,486 Bbls and 285,889 MMBtus, respectively.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The following table presents the fair value of open swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)		December 31, 2022
Instrument	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$161	$—	$—	$(572)
Swap Contracts—Natural Gas	218	—	—	(126)
Total	$379	$—	$—	$(698)
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
(2)    Reflected on the Company's consolidated balance sheets as: Unrealized depreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company's statements of operations for the three months ended March 31, 2023 and 2022 was as follows:

	Net Realized Gains (Losses)(1)		Net Change in Unrealized Appreciation (Depreciation)(2)
	Three Months Ended March 31,		Three Months Ended March 31,
Instrument	2023	2022	2023	2022
Swap Contracts—Crude Oil	$(100)	$(392)	$733	$(2,976)
Swap Contracts—Natural Gas	112	(24)	344	(506)
Total	$12	$(416)	$1,077	$(3,482)
______________
(1)    Reflected on the Company's consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)    Reflected on the Company's consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023 (Unaudited)
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	$379	—	$379	—	—	$379

	As of December 31, 2022
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	—	$(698)	$(698)	—	—	$(698)
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$603,363	$599,454	34%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	127,698	128,043	7%	143,153	143,270	7%
Senior Secured Bonds	10,076	10,164	1%	10,064	10,074	0%
Unsecured Debt	143,504	139,919	8%	253,675	241,418	12%
Preferred Equity	425,761	414,699	24%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	54,514	52,937	3%	54,514	51,098	2%
Equity/Other	284,043	397,445	23%	333,510	494,195	24%
Total	$1,648,959	$1,742,661	100%	$1,922,940	$2,047,115	100%
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
As of March 31, 2023, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of March 31, 2023, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (s) and (t) to the unaudited consolidated schedule of investments as of March 31, 2023 in this quarterly report on Form 10-Q.
As of December 31, 2022, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2022, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2022 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2023, the Company had five senior secured loan investments with aggregate unfunded commitments of $23,937 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2022, the Company had six senior secured loan investments with aggregate unfunded commitments of $25,891 and unfunded commitments of $7,625 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)		December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Upstream	$652,180	37%	$854,974	42%
Midstream	582,167	33%	646,488	32%
Power	348,009	20%	386,007	19%
Service & Equipment	97,727	6%	99,171	5%
Industrials	9,641	1%	9,377	0%
Sustainable Infrastructure Investments, LLC(1)	52,937	3%	51,098	2%
Total	$1,742,661	100%	$2,047,115	100%
_____________________
(1)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream and renewables assets.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of March 31, 2023, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of March 31, 2023, total outstanding borrowings under the Seine Funding Facility were $208,021.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)	December 31, 2022
Total investments(1)	$272,680	$274,088
Weighted average current interest rate on debt investments(2)	7.26%	6.96%
Number of portfolio assets in SIIJV	9	9
Largest investment in a single portfolio company(1)	$73,707	$73,707
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC Portfolio
As of March 31, 2023
(Unaudited)

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		$73,707	$73,707	$75,719
Blue Heron Intermediate Holdco I, LLC		Midstream	L+188	4/22/24		31,538	31,538	31,619
Cedar Creek II LLC		Renewables	L+188	11/18/23		8,711	8,711	8,852
Copper Mountain Solar 3, LLC		Renewables	L+175	5/31/25		17,804	17,804	18,241
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		27,780	27,780	27,624
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	15,637	12,029	11,585
NES Hercules Class B Member, LLC		Renewables	S+165	1/31/28		$24,317	24,317	24,764
ST EIP Holdco LLC		Midstream	L+250	11/5/24		58,421	58,421	58,156
Top of the World Wind Energy LLC		Renewables	S+188	12/1/28		18,373	18,373	19,050
Total Senior Secured Loans—First Lien							272,680	275,610
TOTAL INVESTMENTS—100.0%							$272,680	$275,610

Sustainable Infrastructure Investments, LLC Portfolio
As of December 31, 2022

Portfolio Company(a)(f)	Footnotes	Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+260	5/23/27		$73,707	$73,707	$74,601
Blue Heron Intermediate Holdco I, LLC		Midstream	L+188	4/22/24		31,832	31,832	31,885
Cedar Creek II LLC		Renewables	L+188	11/18/23		8,710	8,710	8,722
Copper Mountain Solar 3, LLC		Renewables	L+175	5/31/25		17,804	17,804	17,879
FLNG Liquefaction 2, LLC		Midstream	L+150	12/31/26		28,170	28,170	27,990
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	16,030	12,332	11,873
NES Hercules Class B Member, LLC		Renewables	L+150	1/31/28		$24,487	24,487	24,954
ST EIP Holdco LLC		Midstream	L+250	11/5/24		58,673	58,673	58,288
Top of the World Wind Energy LLC		Renewables	L+188	12/1/28		18,373	18,373	18,866
Total Senior Secured Loans—First Lien							274,088	275,058
TOTAL INVESTMENTS—100.0%							$274,088	$275,058
_____________________
Percentages are shown as a percentage of total investments.
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2023 and December 31, 2022, the three-month LIBOR, or L, was 5.19% and 4.77%, respectively, the Canadian Dollar Offered Rate, or C, was 5.03% and 4.94%, respectively, and the SOFR, or S, was 4.91% and 4.59%, respectively.
(c)    Denominated in U.S. dollars unless otherwise noted.
(d)    Security is classified as Level 3 and fair value is determined in accordance with the Company’s valuation process.
(e)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2023 and December 31, 2022.
(f)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected balance sheet information for SIIJV as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$275,610	$275,058
Cash and other assets	7,152	10,380
Total assets	$282,762	$285,438
Debt	$208,021	$213,583
Other liabilities	2,789	3,358
Total liabilities	210,810	216,941
Member's equity	$71,952	$68,497
Below is selected statement of operations information for SIIJV for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Selected Statement of Operations Information
Total investment income	$4,798	$11,463
Expenses
Interest expense	3,141	6,994
Administrative services	43	166
Custodian and accounting fees	45	184
Professional services	50	125
Other	10	54
Total expenses	3,289	7,523
Net investment income	1,509	3,940
Net realized and unrealized gain (loss)	1,946	(821)
Net increase (decrease) in net assets resulting from operations	$3,455	$3,119
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of March 31, 2023 and December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2023 (Unaudited)	December 31, 2022
Level 1—Price quotations in active markets	$5,011	$2,465
Level 2—Significant other observable inputs	229,247	450,445
Level 3—Significant unobservable inputs	1,508,403	1,594,205
Total	$1,742,661	$2,047,115
As of March 31, 2023 and December 31, 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

	March 31, 2023 (Unaudited)		December 31, 2022
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	379	—	—	698
Level 3—Significant unobservable inputs	—	—	—	—
Total	$379	$—	$—	$698
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the three months ended March 31, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$443,245	$143,270	$10,074	$54,374	$400,414	$51,098	$491,730	$1,594,205
Accretion of discount (amortization of premium)	349	81	12	29	579	—	—	1,050
Net realized gain (loss)	(2,806)	9	—	5	—	—	(15,008)	(17,800)
Net change in unrealized appreciation (depreciation)	(5,939)	228	78	28	13,706	1,839	(47,355)	(37,415)
Purchases	24,949	—	—	—	—	—	83	25,032
Paid-in-kind interest	2,395	—	—	2,107	—	—	—	4,502
Sales and repayments	(8,110)	(15,545)	—	(500)	—	—	(37,826)	(61,981)
Transfers into Level 3(1)	—	—	—	—	—	—	810	810
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$454,083	$128,043	$10,164	$56,043	$414,699	$52,937	$392,434	$1,508,403
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(8,789)	$228	$78	$28	$13,706	$1,839	$(57,832)	$(50,742)

	For the Three Months Ended March 31, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	549	74	13	22	1,406	—	—	2,064
Net realized gain (loss)	(12,397)	434	—	(27,729)	167	—	—	(39,525)
Net change in unrealized appreciation (depreciation)	24,374	136	106	34,665	(940)	1,330	172,334	232,005
Purchases	17,642	63,250	—	—	—	—	9,157	90,049
Paid-in-kind interest	1,097	—	—	3,843	188	—	—	5,128
Sales and repayments	(74,622)	(17,576)	—	(47,571)	(14,462)	—	—	(154,231)
Transfers into Level 3(1)	58,705	—	—	—	—	—	—	58,705
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$429,423	$130,401	$10,490	$67,889	$483,647	$52,100	$641,727	$1,815,677
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$14,611	$359	$106	$(22)	$(940)	$1,330	$172,334	$187,778
______________
(1)    Changes in inputs or methodologies used for valuing investments may result in transfers into or out of levels within the fair value hierarchy. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the three months ended March 31, 2023 and 2022, transfers into Level 3 were due to decreased price transparency.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2023 and December 31, 2022 were as follows:

Type of Investment	Fair Value at March 31, 2023 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$441,261	Market Comparables	Market Yield (%)	8.3%-20.8%	12.3%
			EBITDA Multiples (x)	5.9x-6.2x	6.0x
	12,822	Discounted Cash Flow	Discount Rate (%)	7.5%-12.5%	10.0%
Senior Secured Loans—Second Lien	128,043	Market Comparables	Market Yield (%)	10.0%-13.3%	11.6%
Senior Secured Bonds	10,164	Market Comparables	Market Yield (%)	6.9%-7.9%	7.4%
Unsecured Debt	18,818	Market Comparables	Market Yield (%)	10.0%-11.0%	10.5%
	37,225	Other(2)
Preferred Equity	328,662	Market Comparables	Market Yield (%)	10.3%-28.3%	18.8%
			EBITDA Multiples (x)	10.3x-11.3x	10.8x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	86,037	Discounted Cash Flow	Discount Rate (%)	11.5%-12.0%	11.8%
Sustainable Infrastructure Investments, LLC	52,937	Discounted Cash Flow	Discount Rate (%)	13.5%-14.5%	14.0%
Equity/Other	349,629	Market Comparables	EBITDA Multiples (x)	3.8x-11.3x	4.9x
			Production Multiples (Mboe/d)	$27,578.0-$31,344.0	$29,447.0
			Proved Reserves Multiples (Mmboe)	$5.8-$6.6	$6.2
			Production Multiples (MMcfe/d)	$2,850.0-$3,150.0	$3,000.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	0.3x-0.9x	0.8x
	13,683	Discounted Cash Flow	Discount Rate (%)	8.0%-33.0%	13.4%
	7,488	Option Valuation Model	Volatility (%)	28.1%-65.0%	37.1%
	21,634	Other(2)
Total	$1,508,403

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
Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of March 31, 2023 and December 31, 2022. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2023 are discussed below.

	As of March 31, 2023 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Senior Secured Notes(3)(5)	Bond	7.50%	$457,075	$—	August 15, 2023
Total			$457,075	$—

	As of December 31, 2022
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Term Loan	L+3.00%	$305,676	$—	February 16, 2023(4)
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023
Total			$762,751	$—

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
______________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of March 31, 2023 and December 31, 2022, the fair value of the Senior Secured Notes was approximately $457,569 and $458,908, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(4)    On February 14, 2023, the Company repaid and terminated the JPMorgan Facility.
(5)    On April 14, 2023, the Company delivered notice of its intention to redeem 100% of the issued and outstanding Senior Secured Notes on May 15, 2023 at a price equal to 100% of the principal amount of the notes being redeemed, plus any accrued but unpaid interest, if any, to, but excluding, May 15, 2023.
For the three months ended March 31, 2023 and 2022, the components of total interest expense for the Company's financing arrangements were as follows:

	Three Months Ended March 31,
	2023			2022
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
JPMorgan Facility(3)	$2,790	$238	$3,028	$2,405	$905	$3,310
Senior Secured Notes(4)	8,570	1,000	9,570	9,104	1,280	10,384
Total	$11,360	$1,238	$12,598	$11,509	$2,185	$13,694
___________________
(1)     Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)     Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
(3)     On February 14, 2023, the Company repaid and terminated the JPMorgan Facility.
(4)    On April 14, 2023, the Company delivered notice of its intention to redeem 100% of the issued and outstanding Senior Secured Notes on May 15, 2023 at a price equal to 100% of the principal amount of the notes being redeemed, plus any accrued but unpaid interest, if any, to, but excluding, May 15, 2023.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2023 were $606,516 and 8.31%, respectively. As of March 31, 2023, the Company’s effective interest rate on borrowings was 7.50%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2022 were $779,774 and 7.02%, respectively. As of March 31, 2022, the Company’s effective interest rate on borrowings was 5.91%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2023 and December 31, 2022.
JPMorgan Facility
On August 16, 2018, the Company entered into that certain Senior Secured Credit Agreement, by and among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent and collateral agent, and the other parties signatory thereto, or as amended, the JPMorgan Facility. On February 14, 2023, the Company repaid and terminated the JPMorgan Facility. Prior to the termination of the JPMorgan Facility, $305,676 aggregate principal amount of loans were outstanding to the Company and such loans accrued interest at a rate equal to LIBOR (subject to a 0.00% floor) plus 3.00% per annum. The Company incurred certain customary costs and expenses in connection with the termination of the JPMorgan Facility.
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
Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Three Months Ended March 31, 2023 (Unaudited)	Year Ended December 31, 2022
Per Share Data:(1)
Net asset value, beginning of period	$3.88	$3.59
Results of operations(2)
Net investment income	0.04	0.16
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.11)	0.25
Net increase (decrease) in net assets resulting from operations	(0.07)	0.41
Shareholder distributions(3)
Distributions from net investment income	(0.03)	(0.12)
Net decrease in net assets resulting from shareholder distributions	(0.03)	(0.12)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.78	$3.88
Shares outstanding, end of period	452,787,008	451,465,673
Total return(5)	(1.82)%	11.39%
Total return (without assuming reinvestment of distributions)(5)	(1.80)%	11.29%
Ratio/Supplemental Data:
Net assets, end of period	$1,712,828	$1,753,748
Ratio of net investment income to average net assets(6)(7)	3.84%	4.02%
Ratio of total operating expenses to average net assets(6)	5.93%	6.78%
Ratio of management fee offset to average net assets(6)	(0.01)%	(0.15)%
Ratio of net operating expenses to average net assets(6)	5.92%	6.63%
Ratio of interest expense to average net assets(6)	2.85%	3.21%
Portfolio turnover(8)	1.30%	16.15%
Total amount of senior securities outstanding, exclusive of treasury securities	$457,075	$762,751
Asset coverage per unit(9)	4.75	3.30
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
(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2023 are annualized. Annualized ratios for the three months ended March 31, 2023 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2023.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 3.83% and 3.87% for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the three months ended March 31, 2023 is not annualized.
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
•    actual and potential conflicts of interest with the other funds managed by FS/EIG Advisor, FS Investments, EIG, or any of their respective affiliates;
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
•    our transition from an investment policy of investing primarily in private U.S. energy and power companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors;
•    our distribution rate and intention to declare dividends, including with respect to the amount and timing of any such distributions;
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
In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021, four cash distributions in 2022 and one cash distribution in 2023, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future.
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

Portfolio Investment Activity for the Three Months Ended March 31, 2023 and for the Year Ended December 31, 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2023:

Net Investment Activity	For the Three Months Ended March 31, 2023
Purchases	$28,316
Sales and Repayments	(287,854)
Net Portfolio Activity	$(259,538)

	For the Three Months Ended March 31, 2023
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$24,949	88%
Equity/Other	3,367	12%
Total	$28,316	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$603,363	$599,454	34%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	127,698	128,043	7%	143,153	143,270	7%
Senior Secured Bonds	10,076	10,164	1%	10,064	10,074	0%
Unsecured Debt	143,504	139,919	8%	253,675	241,418	12%
Preferred Equity	425,761	414,699	24%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	54,514	52,937	3%	54,514	51,098	2%
Equity/Other	284,043	397,445	23%	333,510	494,195	24%
Total	$1,648,959	$1,742,661	100%	$1,922,940	$2,047,115	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Number of Portfolio Companies	52	63
% Variable Rate (based on fair value)	35.4%	36.8%
% Fixed Rate (based on fair value)	15.0%	17.0%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	26.2%	28.9%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	23.4%	17.3%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	95.3%	97.5%
% of Investments on Non-Accrual (based on fair value)	13.2%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.5%	7.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.5%	9.3%
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021, four cash distributions in 2022 and one cash distribution in 2023, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. For the three months ended March 31, 2023 and the year ended December 31, 2022, our total return was (1.82)% and 11.39%, respectively, and our total return without assuming reinvestment of distributions was (1.80)% and 11.29%, respectively.
Our estimated gross portfolio yield does not represent actual investment returns to shareholders. Our gross annual portfolio yield is subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
The following table presents certain selected information regarding our Direct Originations as of March 31, 2023 and December 31, 2022:

Characteristics of All Direct Originations held in Portfolio	March 31, 2023	December 31, 2022
Number of Portfolio Companies	38	40
% of Investments on Non-Accrual (based on fair value)	15.8%	14.4%
Total Cost of Direct Originations	$1,342,383	$1,387,547
Total Fair Value of Direct Originations	$1,455,726	$1,537,417
% of Total Investments, at Fair Value	83.5%	75.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	7.1%	6.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.8%	9.7%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,455,726	84%	$1,537,417	75%
Broadly Syndicated/Other	286,935	16%	509,698	25%
Total	$1,742,661	100%	$2,047,115	100%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,183,370	68%	1,426,668	70%
3	271,318	16%	336,097	16%
4	260,559	15%	255,580	13%
5	27,414	1%	28,770	1%
Total	$1,742,661	100%	$2,047,115	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues
Our investment income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$32,806	76%	$27,087	76%
Paid-in-kind interest income	4,502	11%	5,128	14%
Fee income	97	0%	1,233	3%
Dividend income	5,690	13%	2,461	7%
Total investment income(1)	$43,095	100%	$35,909	100%
_____________________________
(1)     Such revenues represent $37,331 and $28,752 of cash income earned as well as $5,764 and $7,157 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The increase in the amount of interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the rising interest rate environment.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in the amount of dividend income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the increase in dividends paid with respect to our investments in certain common equities.

Expenses
Our operating expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Management fees	$10,474	$10,735
Administrative services expenses	1,320	1,420
Share transfer agent fees	751	720
Accounting and administrative fees	183	177
Interest expense	12,598	13,694
Trustees' fees	164	227
Expenses associated with our independent audit and related fees	128	111
Legal fees	99	—
Printing fees	100	333
Other	376	1,000
Total operating expenses	26,193	28,417
Less: Management fee offset	(255)	(698)
Net operating expenses	$25,938	$27,719
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2023 and 2022 (not annualized):

	Three Months Ended March 31,
	2023	2022
Ratio of operating expenses to average net assets	1.48%	1.76%
Ratio of management fee offset to average net assets	(0.01)%	(0.04)%
Ratio of net operating expenses to average net assets	1.47%	1.72%
Ratio of interest expense to average net assets	(0.71)%	(0.85)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.76%	0.87%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR or SOFR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $255 and $698 for the three months ended March 31, 2023 and 2022, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three months ended March 31, 2023 and 2022.
Net Investment Income
Our net investment income totaled $17,157 ($0.04 per share) and $8,190 ($0.02 per share) for the three months ended March 31, 2023 and 2022, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022
Net realized gain (loss) on investments(1)	$(20,207)	$(29,044)
Net realized gain (loss) on foreign currency	(120)	—
Net realized gain (loss) on swap contracts	12	(416)
Net realized gain (loss) on debt extinguishment	—	(746)
Total net realized gain (loss)	$(20,315)	$(30,206)
_________________________
(1)    We sold investments and received principal repayments of $198,006 and $89,848, respectively, during the three months ended March 31, 2023 and $68,762 and $171,573, respectively, during the three months ended March 31, 2022.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and swap contracts for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$(30,473)	$215,281
Net change in unrealized appreciation (depreciation) on swap contracts	1,077	(3,482)
Total net change in unrealized appreciation (depreciation)	$(29,396)	$211,799
During the three months ended March 31, 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets. During the three months ended March 31, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized depreciation to realized losses.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $(32,554) ($(0.07) per share) and $189,783 ($0.42 per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2023, we had $438,494 in cash, which we held in custodial accounts. As of March 31, 2023, we also had broadly syndicated investments that could be sold to create additional liquidity. As of March 31, 2023, we had five senior secured loan investments with aggregate unfunded commitments of $23,937 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
On February 14, 2023, we repaid and terminated the JPMorgan Facility with cash. On April 14, 2023, we delivered notice of our intention to redeem 100% of the principal amount of the outstanding Senior Secured Notes, plus any accrued but unpaid interest, on May 15, 2023. For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.
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
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2023:

Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Senior Secured Notes(2)(3)	Bond	7.50%	$457,075	$—	August 15, 2023
________________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    As of March 31, 2023, the fair value of the Senior Secured Notes was approximately $457,569.
(3)    On April 14, 2023, we delivered notice of our intention to redeem 100% of the issued and outstanding Senior Secured Notes on May 15, 2023 at a price equal to 100% of the principal amount of the notes being redeemed, plus any accrued but unpaid interest, on May 15, 2023.
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
Although our board of trustees has not declared or resumed regular cash distributions to shareholders for any period after March 31, 2020, our board of trustees has since declared three cash distributions in 2020, four cash distributions in 2021, four cash distributions in 2022 and one cash distribution in 2023, each in the amount of $0.03 per share. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. In addition, prior to its termination, the JPMorgan Facility restricted our ability to make certain discretionary cash dividends and distributions and other restricted payments.
The following table reflects the cash distributions per share that we have declared on our common shares during the three months ended March 31, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.03	$13,426
Fiscal 2023
March 31, 2023	$0.03	$13,584
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 35.4% of our portfolio investments (based on fair value) paid variable interest rates, 15.0% paid fixed interest rates, 26.2% were income producing preferred equity and equity/other investments and the remaining 23.4% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of March 31, 2023 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(11,059)	$—	$(11,059)	(12.4)%
No change	—	—	—	—
Up 100 basis points	$3,160	$—	$3,160	3.5%
Up 300 basis points	$17,379	$—	$17,379	19.4%
Up 500 basis points	$31,598	$—	$31,598	35.4%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2023 and 2022, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, other than the risks described below.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
Our transition to a new investment policy will increase portfolio turnover, which will increase commission and transaction costs.
We expect that the transition to the Company's new investment policy will require more frequent trading and a high portfolio turnover (i.e., the purchase and sale of instruments and securities). The more frequently the Company trades, the higher the commission and transaction costs and certain other expenses involved in its operations. The Company will bear these costs regardless of the profitability of its investment and trading activities. In addition, a high portfolio turnover may increase the recognition of short-term, rather than long-term, capital gains.
The Company’s debt investments are subject to certain risks.
Debt investments are subject to the risk of non-payment of scheduled interest or principal by the borrowers with respect to such investments. Such non-payment would likely result in a reduction of income to the Company and a reduction in the value of the debt investments experiencing non-payment.
Although the Company may invest in investments that management believes are secured by specific collateral, the value of which may exceed the principal amount of the investments at the time of initial investment, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. In addition, in the event of bankruptcy of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing an investment. Under certain circumstances, collateral securing an investment may be released without the consent of the Company. Moreover, the Company’s investments in secured debt may be unperfected for a variety of reasons, including the failure to make required filings by lenders, trustees or other responsible parties and, as a result, the Company may not have priority over other creditors as anticipated. The Company’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of more senior creditors. Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In this case, a portfolio company’s ability to repay the principal of an investment may be dependent upon a liquidity event or the long-term success of the company, the occurrence of which is uncertain.
Companies in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or an economic downturn. As a result, companies that the Company expected to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.
Below investment grade debt instruments may be subject to greater risks than securities or instruments that have higher credit ratings, including a higher risk of default.
The credit rating of a corporate bond and senior loan that is rated below investment grade does not necessarily address its market value risk, and ratings may from time to time change, positively or negatively, to reflect developments regarding the borrower’s financial condition. Below investment grade corporate bonds and senior loans and similar instruments often are considered to be speculative with respect to the capacity of the borrower to timely repay principal and pay interest or dividends in accordance with the terms of the obligation and may have more credit risk than higher rated securities. Lower grade securities and similar debt instruments may be particularly susceptible to economic downturns. It is likely that a prolonged or deepening economic recession could adversely affect the ability of some borrowers issuing such corporate bonds, senior loans and similar debt instruments to repay principal and pay interest on the instrument, increase the incidence of default and severely disrupt the market value of the securities and similar debt instruments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable. See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program and de minimis account liquidation.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Senior Secured Notes
On April 14, 2023, the Company delivered notice of its intention to redeem 100% of the principal amount of its outstanding Senior Secured Notes, plus any accrued but unpaid interest, on May 15, 2023.
Company Name and Investment Policy
Our board of trustees has approved changing the Company’s name to FS Specialty Lending Fund and changing its non-fundamental investment policy to be to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of the Fund’s total assets, rather than to invest at least 80% of its total assets in securities of Energy companies. We believe this new diversified credit investment policy will help maximize the Company’s long-term liquidity options and reduce the volatility associated with a single sector-focused investment policy. To demonstrate a meaningful and tangible step towards providing shareholders with liquidity, we expect to provide quarterly distributions to shareholders commencing in the third quarter of 2023 at an annualized distribution rate of approximately 7.5% based on the Company’s net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the Company’s then-current net asset value beyond 2026. FS/EIG Advisor will continue to manage the Company under the new investment policy and is expected to supplement its investment management resources with existing resources at FS Investments, one of FS/EIG Advisor’s joint venture partners. There will be no changes to the Company’s Investment Advisory and Administrative Services Agreement, dated April 9, 2018, between the Company and FS/EIG Advisor.
The effective date of the new investment policy will be 60 days after we send to our shareholders a regulatory notice regarding the change. We expect to send this regulatory notice prior to the end of the second quarter. In the meantime, management intends to begin transitioning the Company’s portfolio holdings away from investments in the Energy sector, while remaining in compliance with the Company’s current policy. Like the current investment policy, the new investment policy may not be changed without at least 60 days’ prior notice to holders of the Company’s common shares of any such change.
In light of the changes discussed above, the Company is amending the section titled “Risks Related to Our Investments” in Item 1A of its most recent Annual Report on Form 10-K. See Item 1A (Risk Factors) of this quarterly report on Form 10-Q for additional information on the amended risk factors.

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
101.INS*    Inline XBRL Instance Document
101.SCH*    Inline XBRL Taxonomy Extension Schema Document
101.CAL*    Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2023.

FS Energy and Power Fund
By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)