Form 10-Q
period 2023-06-30
FS Energy & Power Fund
filed 2023-08-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 455,504,623 common shares of beneficial interest outstanding as of July 31, 2023.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Energy and Power Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,202,527 and $1,656,169, respectively)	$1,293,701	$1,786,887
Non-controlled/affiliated investments (amortized cost—$25,483 and $94,068, respectively)	12,720	65,777
Controlled/affiliated investments (amortized cost—$178,328 and $172,703, respectively)	189,181	194,451
Total investments, at fair value (amortized cost—$1,406,338 and $1,922,940, respectively)	1,495,602	2,047,115
Cash	245,358	481,655
Receivable for investments sold and repaid	2,580	7,022
Interest receivable	13,742	21,932
Dividends receivable	359	878
Unrealized appreciation on swap contracts	505	—
Swap income receivable	105	83
Prepaid expenses and other assets	49	96
Total assets	$1,758,300	$2,558,781
Liabilities
Payable for investments purchased	$53,758	$—
Credit facilities payable (net of deferred financing costs of $0 and $238, respectively)(1)	—	305,438
Secured note payable (net of deferred financing costs of $0 and $1,253, respectively)(1)	—	454,671
Unrealized depreciation on swap contracts	—	698
Swap income payable	—	26
Shareholder distributions payable	13,624	13,543
Management fees payable	8,686	11,185
Administrative services expense payable	663	1,086
Interest payable	—	13,371
Trustees' fees payable	176	164
Other accrued expenses and liabilities	1,670	4,851
Total liabilities	78,577	805,033
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 454,129,547 and 451,465,673 shares issued and outstanding, respectively	454	451
Capital in excess of par value	3,201,678	3,191,293
Accumulated earnings (deficit)	(1,522,409)	(1,437,996)
Total shareholders' equity	1,679,723	1,753,748
Total liabilities and shareholders' equity	$1,758,300	$2,558,781
Net asset value per common share at period end	$3.70	$3.88
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$21,599	$23,713	$51,789	$46,853
Paid-in-kind interest income	7,245	7,098	11,551	11,521
Fee income	1,029	1,958	1,126	3,191
Dividend income	8,733	—	14,423	—
From non-controlled/affiliated investments:
Interest income	167	1,030	324	2,940
Paid-in-kind interest income	24	22	48	57
Fee income	—	7,268	—	7,268
Dividend income	—	3,691	—	5,417
From controlled/affiliated investments:
Interest income	2,619	2,072	5,078	4,109
Paid-in-kind interest income	60	221	232	891
Dividend income	—	—	—	735
Total investment income	41,476	47,073	84,571	82,982
Operating expenses
Management fees	8,705	11,276	19,179	22,011
Administrative services expenses	1,359	1,490	2,679	2,910
Share transfer agent fees	794	728	1,545	1,448
Accounting and administrative fees	179	189	362	366
Interest expense(1)	5,730	13,196	18,328	26,890
Trustees' fees	176	190	340	417
Other general and administrative expenses	2,651	868	3,354	2,312
Total operating expenses	19,594	27,937	45,787	56,354
Less: Management fee offset(2)	(19)	(1,700)	(274)	(2,398)
Net expenses	19,575	26,237	45,513	53,956
Net investment income	21,901	20,836	39,058	29,026
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(20,947)	(3,938)	(29,795)	(20,602)
Non-controlled/affiliated	(21,541)	53,584	(32,900)	41,204
Controlled/affiliated	—	10,858	—	10,858
Net realized gain (loss) on foreign currency	—	—	(120)	—
Net realized gain (loss) on swap contracts	214	(1,392)	226	(1,808)
Net realized gain (loss) on debt extinguishment	—	(183)	—	(929)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(15,025)	784	(39,544)	136,287
Non-controlled/affiliated	18,089	(53,922)	15,528	2,129
Controlled/affiliated	(7,502)	(10,941)	(10,895)	12,786
Net change in unrealized appreciation (depreciation) on swap contracts	126	(106)	1,203	(3,588)
Net change in unrealized appreciation (depreciation) on foreign currency	34	—	34	—
Total net realized and unrealized gain (loss)	(46,552)	(5,256)	(96,263)	176,337
Net increase (decrease) in net assets resulting from operations	$(24,651)	$15,580	$(57,205)	$205,363
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.05)	$0.03	$(0.13)	$0.46
Weighted average shares outstanding	454,041,028	448,730,149	453,366,381	448,070,934
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operations
Net investment income	$21,901	$20,836	$39,058	$29,026
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	(42,274)	58,929	(62,589)	28,723
Net change in unrealized appreciation (depreciation) on investments	(4,438)	(64,079)	(34,911)	151,202
Net change in unrealized appreciation (depreciation) on swap contracts	126	(106)	1,203	(3,588)
Net change in unrealized appreciation (depreciation) on foreign currency	34	—	34	—
Net increase (decrease) in net assets resulting from operations	(24,651)	15,580	(57,205)	205,363
Shareholder distributions(1)
Distributions to shareholders	(13,624)	(13,465)	(27,208)	(26,891)
Net decrease in net assets resulting from shareholder distributions	(13,624)	(13,465)	(27,208)	(26,891)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,170	5,225	10,388	10,460
Net increase in net assets resulting from capital share transactions	5,170	5,225	10,388	10,460
Total increase (decrease) in net assets	(33,105)	7,340	(74,025)	188,932
Net assets at beginning of period	1,712,828	1,783,915	1,753,748	1,602,323
Net assets at end of period	$1,679,723	$1,791,255	$1,679,723	$1,791,255
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(57,205)	$205,363
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(91,324)	(342,911)
Paid-in-kind interest	(11,831)	(12,469)
Proceeds from sales and repayments of investments	560,174	505,815
Net realized (gain) loss on investments	62,695	(31,460)
Net change in unrealized (appreciation) depreciation on investments	34,911	(151,202)
Net change in unrealized (appreciation) depreciation on swap contracts	(1,203)	3,588
Accretion of discount	(3,112)	(3,886)
Amortization of deferred financing costs and discount	2,778	3,718
(Increase) decrease in receivable for investments sold and repaid	4,442	(2,316)
(Increase) decrease in interest receivable	8,190	6,810
(Increase) decrease in dividends receivable	519	(3,691)
(Increase) decrease in swap income receivable	(22)	—
(Increase) decrease in prepaid expenses and other assets	47	98
Increase (decrease) in payable for investments purchased	53,758	(49,053)
Increase (decrease) in swap income payable	(26)	453
Increase (decrease) in management fees payable	(2,499)	(890)
Increase (decrease) in administrative services expense payable	(423)	353
Increase (decrease) in interest payable(1)	(13,371)	(938)
Increase (decrease) in trustees' fees payable	12	(10)
Increase (decrease) in other accrued expenses and liabilities	(3,181)	(515)
Net cash provided by (used in) operating activities	543,329	126,857
Cash flows from financing activities
Shareholder distributions paid	(16,739)	(16,354)
Borrowings under credit facilities(1)	—	29,009
Repayments of credit facilities(1)	(305,676)	(10,000)
Repayments under senior secured notes(1)	(457,075)	(31,925)
Deferred financing costs paid	(136)	(132)
Net cash provided by (used in) financing activities	(779,626)	(29,402)
Total increase (decrease) in cash	(236,297)	97,455
Cash at beginning of period	481,655	33,879
Cash at end of period	$245,358	$131,334
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$10,388	$10,460
Non-cash purchases of investments	$(3,284)	$(1,587)
Non-cash sales of investments	$3,284	$1,587
Federal and state taxes paid	$3,234	$1,007
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the six months ended June 30, 2023 and 2022, the Company paid $28,921 and $24,110, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—31.1%
Acrisure, LLC		Insurance	S+575	1.0%	2/15/27	$9,975	$10,044	$10,062
AIRRO (Mauritius) Holdings II	(k)(p)(r)	Energy—Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	23,071	20,419	23,243
AIRRO (Mauritius) Holdings II	(e)(k)(p)(r)	Energy—Power	L+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	5,359	5,359	5,399
Allied Downhole Technologies, LLC	(r)(t)	Energy—Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	7,553	7,553	7,553
Allied Downhole Technologies, LLC	(e)(r)(t)	Energy—Service & Equipment	8.0% PIK (8.0% Max PIK)		9/30/23	2,500	2,500	2,500
Allied Universal Holdco, LLC		Consumer Services	S+375	0.5%	5/12/28	7,980	7,671	7,771
Allied Wireline Services, LLC	(r)(t)	Energy—Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	70,277	70,277	70,277
Aveanna Healthcare LLC		Health Care Equipment & Services	L+375	0.5%	7/17/28	9,975	8,583	8,562
Cox Oil Offshore, LLC, Volumetric Production Payments	(g)(i)(r)	Energy—Upstream	12.7%		12/31/23	100,000	6,120	8,507
CPV Shore Holdings LLC		Energy—Power	L+375		12/29/25	23,601	22,880	21,765
First Brands Group, LLC		Automobiles & Components	S+500	1.0%	3/30/27	6,982	6,817	6,853
FR BR Holdings LLC	(r)	Energy—Midstream	L+650		12/14/23	81,041	80,414	81,008
FR XIII PAA Holdings HoldCo, LLC	(r)	Energy—Midstream	L+750	0.5%	10/15/26	17,197	16,978	17,233
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	14,648	14,562	14,012
GIP II Blue Holding LP		Energy—Midstream	S+450	1.0%	9/29/28	4,763	4,706	4,785
Goodnight Water Solutions, LLC	(r)	Energy—Midstream	S+700	0.5%	6/3/27	14,741	14,544	14,586
Mavis Tire Express Services TopCo, LP		Consumer Discretionary Distribution & Retail	S+400	0.8%	5/4/28	6,982	6,896	6,932
Meritage Midstream Services II, LLC	(r)	Energy—Midstream	S+675	1.0%	8/13/28	21,857	21,443	21,440
Parkway Generation LLC		Energy—Power	S+475	0.8%	2/18/29	5,760	5,711	5,631
Parkway Generation LLC		Energy—Power	S+475	0.8%	2/18/29	43,689	43,317	42,710
Permian Production Holdings, LLC	(r)(s)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,815	4,379	4,815
Pinnacle Midland Gas Holdco LLC	(r)	Energy—Midstream	L+675	1.0%	12/9/26	9,370	9,338	9,294
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	13,297	12,329	9,565
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,015	3,827	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Energy—Power	10.0%		8/22/25	2,709	2,709	—
Potomac Energy Center, LLC	(r)	Energy—Power	L+600	0.5%	11/12/26	58,164	57,313	53,753
TKC Holdings, Inc.		Consumer Staples Distribution & Retail	L+550	1.0%	5/15/28	4,747	4,439	4,467
TruGreen, LP		Commercial & Professional Services	S+400	0.8%	11/2/27	4,987	4,551	4,603
Warren Resources, Inc.	(r)(t)	Energy—Upstream	S+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,703	23,703	23,703
Wattbridge Inc.	(r)	Energy—Power	S+985	1.8%	6/30/27	42,938	42,938	41,568
Total Senior Secured Loans—First Lien							542,320	532,597
Unfunded Loan Commitments							(10,568)	(10,568)
Net Senior Secured Loans—First Lien							531,752	522,029
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—7.4%
Aethon III BR LLC	(r)	Energy—Upstream	L+750	1.5%	1/10/25	$20,000	$19,877	$20,081
Citizen Energy Operating, LLC	(r)	Energy—Upstream	S+765	1.0%	6/29/27	37,000	36,491	36,360
ERA II Minerals, LLC	(r)	Energy—Upstream	S+625	0.8%	3/7/27	35,000	34,658	34,636
SilverBow Resources, Inc.	(k)(r)	Energy—Upstream	L+750	1.0%	12/15/26	14,250	14,211	14,313
Tenrgys, LLC	(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	19,613
Total Senior Secured Loans—Second Lien							125,774	125,003

Senior Secured Bonds—1.4%
Guitar Center, Inc.		Consumer Discretionary Distribution & Retail	8.5%		1/15/26	10,000	9,131	9,109
Navios Logistics Finance, Inc.	(k)	Transportation	10.8%		7/1/25	5,000	4,875	4,830
ST EIP Holdings Inc.	(r)	Energy—Midstream	6.3%		1/10/30	10,473	10,037	10,015
Total Senior Secured Bonds							24,043	23,954

Unsecured Debt—6.3%
Aethon United BR LP		Energy—Upstream	8.3%		2/15/26	40,500	40,500	39,828
Hammerhead Resources Inc.	(k)(r)	Energy—Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	37,225	37,114	37,225
Moss Creek Resources, LLC		Energy—Upstream	7.5%		1/15/26	11,693	10,541	10,750
Sitio Royalties Operating Partnership, LP	(k)(r)	Energy—Upstream	S+575	1.5%	9/20/26	18,500	18,350	18,289
Total Unsecured Debt							106,505	106,092

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—18.0%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Energy—Service & Equipment				28,942,003	$1,447	$8,827
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	19,096	12,493	9,978
NGL Energy Partners, LP, Preferred Equity	(k)(m)(o)(r)	Energy—Midstream	14.2%		7/2/27	156,250	157,633	138,531
NuStar, Preferred Equity	(k)(r)	Energy—Midstream	12.8%		6/29/28	1,751,951	49,215	55,433
USA Compression Partners, LP, Preferred Equity	(k)(r)	Energy—Midstream	9.8%		4/3/28	79,336	78,041	88,850
Total Preferred Equity							301,615	301,619

Sustainable Infrastructure Investments, LLC—3.0%						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC	(k)(o)(r)(t)	Energy—Power				$60,603	$54,514	$50,149
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Total Sustainable Infrastructure Investments, LLC							54,514	50,149
Equity/Other—21.8%
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Energy—Service & Equipment				6,944,444	$6,944	$1,243
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power			7/24/25	35	2,652	2,223
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	6,029	3,038
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(t)	Energy—Service & Equipment				48,400	1,527	8,068
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(t)	Energy—Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(r)	Energy—Upstream			2/1/25	126,632,117	351	488
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				148,692,948	44,700	31,895
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(s)	Energy—Midstream				105,785	6,681	1,385
Harvest Oil & Gas Corp., Common Equity	(o)(r)(s)	Energy—Upstream				135,062	14,418	810
Maverick Natural Resources, LLC, Common Equity	(n)(r)	Energy—Upstream				503,176	138,208	266,487
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream			12/31/25	2,187,500	3,083	809
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream			12/31/25	3,125,000	2,623	886
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream			12/31/25	781,250	576	213
NGL Energy Partners, LP, Warrants (Par), Strike:$13.56	(k)(o)(r)	Energy—Midstream			12/31/25	546,880	630	202
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(s)	Energy—Upstream				1,968,861	5	5,710
Saturn Oil & Gas Inc., Common Equity	(k)(o)(q)	Energy—Upstream				1,612,683	3,052	2,674
Telpico, LLC, Common Equity	(n)(o)(r)(s)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	4,531
USA Compression Partners, LP, Common Equity	(k)	Energy—Midstream				84,779	1,617	1,673
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(k)(o)(r)	Energy—Midstream			4/2/28	1,586,719	714	4,990
Warren Resources, Inc., Common Equity	(o)(r)(t)	Energy—Upstream				4,415,749	20,754	29,431
Total Equity/Other							262,135	366,756
TOTAL INVESTMENTS—89.0%							$1,406,338	1,495,602
OTHER ASSETS IN EXCESS OF LIABILITIES—11.0%	(j)							184,121
NET ASSETS—100.0%								$1,679,723
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in thousands, except share amounts)

Fixed Price Swap Contracts—Crude Oil(i)

Counterparty	Type	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	ICE Brent	July 1, 2023 – December 31, 2023	80,561	$80.00	$399	$—
Total Swap Contracts—Crude Oil						$399	$—
Fixed Price Swap Contracts—Natural Gas(i)

Counterparty	Type	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	NYMEX Henry Hub	August 1, 2023 – December 31, 2023	139,923	$3.80	$106	$—
Total Swap Contracts—Natural Gas						$106	$—
TOTAL SWAP CONTRACTS						$505	$—
__________________
Bbls – Barrels
MMBtu – One million British thermal units
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2023, the three-month London Interbank Offered Rate, or LIBOR, or L, was 5.55% and the Secured Overnight Financing Rate, or SOFR, or S, was 5.27%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)    Denominated in U.S. dollars, unless otherwise noted.
(d)    See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)    Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(f)    Not used.
(g)    Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.
(h)    Represents the amounts the Company would pay or receive under each swap contract if it were to settle on June 30, 2023 (see Note 6).
(i)    Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2023, 73.7% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of June 30, 2023.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2023.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in thousands, except share amounts)

(s)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,767	$113	$—	$—	$(65)	$4,815	$324	$48
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	5,044	—	—	—	(3,659)	1,385	—	—
Harvest Oil & Gas Corp., Common Equity	810	—	(641)	—	641	810	—	—
Limetree Bay Energy, LLC, Class A Units	1,885	83	—	(21,541)	19,573	—	—	—
Permian Production Holdings, LLC, Common Equity	11,420	—	—	—	(5,710)	5,710	—	—
Ridgeback Resources Inc., Common Equity	41,851	—	(35,240)	(11,359)	4,748	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$65,777	$196	$(35,881)	$(32,900)	$15,528	$12,720	$324	$48
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
(3)    Interest and PIK income presented for the six months ended June 30, 2023.
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in thousands, except share amounts)

(t)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC(4)	$8,436	$113	$(996)	$—	$—	$7,553	$207	$113
Allied Wireline Services, LLC	63,888	6,389	—	—	—	70,277	3,223	—
Warren Resources, Inc.	23,584	119	—	—	—	23,703	1,648	119
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	51,098	—	—	—	(949)	50,149	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	10,463	—	—	—	(2,395)	8,068	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	36,982	—	—	—	(7,551)	29,431	—	—
	$194,451	$6,621	$(996)	$—	$(10,895)	$189,181	$5,078	$232
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
(3)    Interest and PIK income presented for the six months ended June 30, 2023.
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

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sitio Royalties Operating Partnership, LP	(f)(k)(s)	Upstream	S+650	1.5%	9/20/26	$19,500	$19,318	$19,256
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	7,590	7,837	6,461
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	19,761	19,676	18,480
Total Unsecured Debt							253,675	241,418

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—22.8%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$8,321
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Commercial & Professional Services				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(f)(m)(o)(s)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	18,296	12,493	9,377
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	2,640,311	73,114	83,590
Segreto Power Holdings, LLC, Preferred Equity	(f)(m)(n)(o)(s)	Power	13.1%		6/30/25	70,297	99,766	83,647
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,943	90,479
Total Preferred Equity							425,182	400,414

						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.9%
Sustainable Infrastructure Investments, LLC	(k)(s)(u)	Power				$60,603	$54,514	$51,098
Total Sustainable Infrastructure Investments, LLC							54,514	51,098

						Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—28.2%
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$1,219
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(f)(k)(o)(p)(s)	Power			7/24/25	35	2,652	1,630
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(u)	Service & Equipment				48,400	1,527	10,463
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(u)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream			2/1/25	126,632,117	351	858
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(n)(o)(s)	Upstream				148,692,948	44,700	52,340
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
GWP Midstream Holdco, LLC, Common Equity	(f)(n)(o)(s)(t)	Midstream				105,785	6,681	5,044
See notes to unaudited consolidated financial statements.

FS Energy and Power Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Harvest Oil & Gas Corp., Common Equity	(f)(o)(t)	Upstream				135,062	15,059	810
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(t)	Midstream				76,938,973	$21,458	$1,885
Maverick Natural Resources, LLC, Common Equity	(f)(n)(s)	Upstream				503,176	138,208	312,372
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(f)(k)(o)(s)	Midstream			12/31/25	2,187,500	3,083	10
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(f)(k)(o)(s)	Midstream			12/31/25	3,125,000	2,623	8
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(f)(k)(o)(s)	Midstream			12/31/25	781,250	576	2
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(f)(k)(o)(s)	Midstream			12/31/25	546,880	630	3
Permian Production Holdings, LLC, Common Equity	(f)(n)(s)(t)	Upstream				1,968,861	5	11,420
Ridgeback Resources Inc., Common Equity	(f)(k)(q)(s)(t)	Upstream				9,599,928	46,599	41,851
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(r)(s)	Commercial & Professional Services				3,750,000	6,029	3,131
Telpico, LLC, Common Equity	(f)(n)(o)(s)(t)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(f)(n)(o)(s)	Upstream				50	7,571	6,801
USA Compression Partners, LP, Common Equity	(f)(k)(o)	Midstream				84,779	1,617	1,655
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(f)(k)(o)(s)	Midstream			4/2/28	1,586,719	714	5,711
Warren Resources, Inc., Common Equity	(f)(o)(s)(u)	Upstream				4,415,749	20,754	36,982
Total Equity/Other							333,510	494,195
TOTAL INVESTMENTS—116.7%							$1,922,940	2,047,115
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.7%)	(j)							(293,367)
NET ASSETS—100.0%								$1,753,748
Fixed Price Swap Contracts—Crude Oil(i)

Counterparty	Type	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	ICE Brent	January 1, 2023 – December 31, 2023	168,511	$80.00	$—	$572
Total Swap Contracts—Crude Oil						$—	$572
Fixed Price Swap Contracts—Natural Gas(i)

Counterparty	Type	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	NYMEX Henry Hub	February 1, 2023 – December 31, 2023	314,818	$3.80	$—	$126
Total Swap Contracts—Natural Gas						$—	$126
TOTAL SWAP CONTRACTS						$—	$698
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Energy and Power Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2023. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objective is to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. The Company’s investment policy is to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing. The Company’s board of trustees has approved changing the Company’s name to FS Specialty Lending Fund and changing its non-fundamental investment policy to be to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of the Company’s total assets, rather than to invest at least 80% of its total assets in securities of Energy companies. These changes will be effective on September 29, 2023.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2022. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2023 and 2022, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the six months ended June 30, 2023 and 2022, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the six months ended June 30, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the six months ended June 30, 2023.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the six months ended June 30, 2023 and 2022, the Company did not recognize any structuring or other upfront fee revenue.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	2,663,874	$10,388	2,741,168	$10,460
Proceeds from Share Transactions	2,663,874	$10,388	2,741,168	$10,460
During the period from July 1, 2023 to July 31, 2023, the Company issued 1,375,076 common shares pursuant to its distribution reinvestment plan for gross proceeds of $5,156 at an average price per share of $3.75.
On July 19, 2023, the Company’s board of trustees, including the independent trustees, approved the termination of the Company’s second amended and restated distribution reinvestment plan with respect to distributions declared by the Company’s board of trustees on the Company’s common shares, effective as of September 15, 2023. After this date, all shareholders will receive any subsequent distributions in cash.
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
Historically, the Company limited the number of common shares to be repurchased during any calendar year to the lesser of (i) the number of common shares the Company can repurchase with the proceeds it receives from the issuance of common shares under the Company’s distribution reinvestment plan and (ii) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 5, 2017, the board of trustees of the Company further amended the share repurchase program. As amended, the Company limited the maximum number of common shares to be repurchased for any repurchase offer to the greater of (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer has also been limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any repurchase offer would not exceed the lesser of (i) 10% of the weighted average number

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the six months ended June 30, 2023 and 2022. The Company's distribution reinvestment plan will be terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the six months ended June 30, 2023 and 2022.
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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the six months ended June 30, 2023 and 2022, $274 and $2,398, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and six months ended June 30, 2023 and 2022:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2023	2022	2023	2022
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$8,686	$9,576	$18,905	$19,613
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,359	$1,490	$2,679	$2,910
_________________________
(1)    During the six months ended June 30, 2023 and 2022, $21,404 and $20,503, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $19 and $1,700 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended June 30, 2023 and 2022, respectively, and $274 and $2,398 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, $8,686 in base management fees were payable to FS/EIG Advisor.
(2)    During the six months ended June 30, 2023 and 2022, $1,649 and $1,372, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $2,933 and $2,234 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the six months ended June 30, 2023 and 2022, respectively.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the six months ended June 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
Total	$0.06	$26,891
Fiscal 2023
March 31, 2023	$0.03	$13,584
June 30, 2023	0.03	13,624
Total	$0.06	$27,208
The Company expects to provide quarterly distributions to shareholders commencing in the third quarter of 2023 at an annualized distribution rate of approximately 7.5% based on the Company’s estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the Company’s then-current estimated net asset value beyond 2026. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
The Company has adopted an “opt in” distribution reinvestment plan for its shareholders. As a result, if the Company makes a cash distribution, its shareholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a shareholder's ability to participate in the distribution reinvestment plan. The Company's distribution reinvestment plan is terminated effective as of September 15, 2023.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$27,208	100%	$26,891	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$27,208	100%	$26,891	100%
_________________________
(1)    During the six months ended June 30, 2023 and 2022, 82.3% and 80.3%, respectively, of the Company's gross investment income was attributable to cash income earned, 14.0% and 15.0%, respectively, was attributable to paid-in-kind, or PIK, interest and 3.7% and 4.7%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2023, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $70,196 and $1,273,062, respectively.
As of June 30, 2023 and December 31, 2022, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $225,951 and $334,635, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $422,405 and $512,206, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,692,550 and $2,223,943 as of June 30, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(196,948) and $(176,828) as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company had deferred tax assets of $149,104 and $145,383, respectively, resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of June 30, 2023 and December 31, 2022, the Company had deferred tax liabilities of $10,485 and $28,753, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of June 30, 2023 and December 31, 2022, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $138,619 and $116,630, respectively. For the six months ended June 30, 2023, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries. For the year ended December 31, 2022, the Company recorded a provision for taxes related to its wholly-owned taxable subsidiaries of $1,207 related to current taxes.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the six months ended June 30, 2023 and 2022, the Company utilized swap contracts to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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
Below is a summary of the Company's open fixed price swap positions as of June 30, 2023. The hedged volumes reflected below represent an aggregation of multiple derivative contracts that have varying durations and may not be realized on a ratable basis over a calendar year.
Swap Contracts—Crude Oil

Year	Settlement Index	Bbls	Weighted Average Price ($/Bbls)
2023	ICE Brent	80,561	$80.00
Swap Contracts—Natural Gas

Year	Settlement Index	MMBtu	Weighted Average Price ($/MMBtu)
2023	NYMEX Henry Hub	139,923	$3.80
During the six months ended June 30, 2023, the average monthly notional volume of fixed price swap contracts—crude oil and fixed price swap contracts—natural gas outstanding were 131,294 Bbls and 242,102 MMBtus, respectively.
The following table presents the fair value of open swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)		December 31, 2022
Instrument	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Swap Contracts—Crude Oil	$399	$—	$—	$(572)
Swap Contracts—Natural Gas	106	—	—	(126)
Total	$505	$—	$—	$(698)
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
(2)    Reflected on the Company's consolidated balance sheets as: Unrealized depreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company's statements of operations for the six months ended June 30, 2023 and 2022 was as follows:

	Net Realized Gains (Losses)(1)		Net Change in Unrealized Appreciation (Depreciation)(2)
	Six Months Ended June 30,		Six Months Ended June 30,
Instrument	2023	2022	2023	2022
Swap Contracts—Crude Oil	$(18)	$(1,502)	$971	$(3,156)
Swap Contracts—Natural Gas	244	(306)	232	(432)
Total	$226	$(1,808)	$1,203	$(3,588)
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023 (Unaudited)
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	$505	—	$505	—	—	$505

	As of December 31, 2022
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	—	$(698)	$(698)	—	—	$(698)
______________
(1)    In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)    Net amount of derivative assets and liabilities represents the net amount due from the counterparty to the Company and the net amount due from the Company to the counterparty, respectively, in the event of default.
Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$531,752	$522,029	35%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	125,774	125,003	8%	143,153	143,270	7%
Senior Secured Bonds	24,043	23,954	2%	10,064	10,074	0%
Unsecured Debt	106,505	106,092	7%	253,675	241,418	12%
Preferred Equity	301,615	301,619	20%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	54,514	50,149	3%	54,514	51,098	2%
Equity/Other	262,135	366,756	25%	333,510	494,195	24%
Total	$1,406,338	$1,495,602	100%	$1,922,940	$2,047,115	100%
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
As of June 30, 2023, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of June 30, 2023, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (s) and (t) to the unaudited consolidated schedule of investments as of June 30, 2023 in this quarterly report on Form 10-Q.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2023, the Company had three senior secured loan investments with aggregate unfunded commitments of $10,568 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2022, the Company had six senior secured loan investments with aggregate unfunded commitments of $25,891 and unfunded commitments of $7,625 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)		December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy—Upstream	$610,146	41%	$854,974	42%
Energy—Midstream	465,345	31%	646,488	32%
Energy—Power	197,789	13%	386,007	19%
Energy—Service & Equipment	95,968	7%	96,040	5%
Commercial & Professional Services (1)	17,619	1%	12,508	0%
Consumer Discretionary Distribution & Retail	16,041	1%	—	—
Insurance	10,062	1%	—	—
Health Care Equipment & Services	8,562	1%	—	—
Consumer Services	7,771	1%	—	—
Automobiles & Components	6,853	0%	—	—
Transportation	4,830	0%	—	—
Consumer Staples Distribution & Retail	4,467	0%	—	—
Sustainable Infrastructure Investments, LLC (2)	50,149	3%	51,098	2%
Total	$1,495,602	100%	$2,047,115	100%
_____________________
(1)    FS/EIG Advisor monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the six months ended June 30, 2023, two investments had their industry re-classified from Energy—Industrials to Commercial & Professional Services, and one investment had its industry re-classified from Energy—Service & Equipment to Commercial & Professional Services.
(2)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream and renewables assets in the Energy sector.
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of June 30, 2023, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of June 30, 2023, total outstanding borrowings under the Seine Funding Facility were $206,303.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)	December 31, 2022
Total investments(1)	$264,692	$274,088
Weighted average current interest rate on debt investments(2)	7.60%	6.96%
Number of portfolio assets in SIIJV	9	9
Largest investment in a single portfolio company(1)	$70,610	$73,707
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
Sustainable Infrastructure Investments, LLC Portfolio
As of June 30, 2023
(Unaudited)

Portfolio Company(a)(f)	Footnotes	Energy Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Alianca Transportadora de Gas Participacoes S.A.		Midstream	L+285	5/23/27		$70,610	$70,610	$72,560
Blue Heron Intermediate Holdco I, LLC		Midstream	S+188	4/22/24		31,244	31,244	31,352
Cedar Creek II LLC		Renewables	S+188	11/18/23		8,160	8,160	8,177
Copper Mountain Solar 3, LLC		Renewables	S+188	5/31/25		17,105	17,105	17,221
FLNG Liquefaction 2, LLC		Midstream	S+150	12/31/26		27,375	27,375	27,303
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	15,471	11,903	11,611
NES Hercules Class B Member, LLC		Renewables	S+165	1/31/28		$24,317	24,317	24,847
ST EIP Holdco LLC		Midstream	L+250	11/5/24		58,124	58,124	57,900
Top of the World Wind Energy LLC		Renewables	S+188	12/1/28		15,854	15,854	16,273
Total Senior Secured Loans—First Lien							264,692	267,244
TOTAL INVESTMENTS—100.0%							$264,692	$267,244

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
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2023 and December 31, 2022, the three-month LIBOR, or L, was 5.55% and 4.77%, respectively, the Canadian Dollar Offered Rate, or C, was 5.40% and 4.94%, respectively, and the SOFR, or S, was 5.27% and 4.59%, respectively.
(c)    Denominated in U.S. dollars unless otherwise noted.
(d)    Security is classified as Level 3 and fair value is determined in accordance with the Company’s valuation process.
(e)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of June 30, 2023 and December 31, 2022.
(f)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.
Below is selected balance sheet information for SIIJV as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$267,244	$275,058
Cash and other assets	16,037	10,380
Total assets	$283,281	$285,438
Debt	$206,303	$213,583
Other liabilities	4,105	3,358
Total liabilities	210,408	216,941
Member's equity	$72,873	$68,497

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected statement of operations information for SIIJV for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selected Statement of Operations Information
Total investment income	$5,013	$2,243	$9,811	$4,073
Expenses
Interest expense	3,319	1,178	6,460	2,151
Administrative services	45	40	88	81
Custodian and accounting fees	58	57	103	104
Professional services	50	26	100	51
Other	10	—	20	—
Total expenses	3,482	1,301	6,771	2,387
Net investment income	1,531	942	3,040	1,686
Net realized and unrealized gain (loss)	(610)	(1,316)	1,336	(2,016)
Net increase (decrease) in net assets resulting from operations	$921	$(374)	$4,376	$(330)
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
As of June 30, 2023 and December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2023 (Unaudited)	December 31, 2022
Level 1—Price quotations in active markets	$4,347	$2,465
Level 2—Significant other observable inputs	188,658	450,445
Level 3—Significant unobservable inputs	1,302,597	1,594,205
Total	$1,495,602	$2,047,115

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of June 30, 2023 and December 31, 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

	June 30, 2023 (Unaudited)		December 31, 2022
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	505	—	—	698
Level 3—Significant unobservable inputs	—	—	—	—
Total	$505	$—	$—	$698
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$443,245	$143,270	$10,074	$54,374	$400,414	$51,098	$491,730	$1,594,205
Accretion of discount (amortization of premium)	877	218	25	74	1,149	—	—	2,343
Net realized gain (loss)	(3,431)	(52)	2	4	(18,060)	—	(34,706)	(56,243)
Net change in unrealized appreciation (depreciation)	(12,082)	(888)	(32)	(45)	24,772	(949)	(55,704)	(44,928)
Purchases	24,949	—	—	—	—	—	83	25,032
Paid-in-kind interest	9,724	—	—	2,107	—	—	—	11,831
Sales and repayments	(65,394)	(17,545)	(54)	(1,000)	(106,656)	—	(39,804)	(230,453)
Transfers into Level 3(1)	—	—	—	—	—	—	810	810
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$397,888	$125,003	$10,015	$55,514	$301,619	$50,149	$362,409	$1,302,597
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(14,618)	$(1,039)	$(32)	$(45)	$8,653	$(949)	$(85,754)	$(93,784)

	For the Six Months Ended June 30, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	1,085	125	24	80	2,662	—	—	3,976
Net realized gain (loss)	(12,192)	446	—	(27,729)	270	—	60,903	21,698
Net change in unrealized appreciation (depreciation)	20,588	420	(39)	34,607	(3,519)	1,361	154,688	208,106
Purchases	99,677	110,150	—	—	—	—	45,835	255,662
Paid-in-kind interest	7,901	537	—	3,843	188	—	—	12,469
Sales and repayments	(117,681)	(18,577)	—	(47,571)	(21,812)	—	(129,505)	(335,146)
Transfers into Level 3(1)	58,705	—	—	—	—	—	—	58,705
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$472,158	$177,184	$10,356	$67,889	$475,077	$52,131	$592,157	$1,846,952
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$10,826	$643	$(39)	$(80)	$(3,519)	$1,361	$168,303	$177,495
______________
(1)    Changes in inputs or methodologies used for valuing investments may result in transfers into or out of levels within the fair value hierarchy. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the six months ended June 30, 2023 and 2022, transfers into Level 3 were due to decreased price transparency.

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2023 and December 31, 2022 were as follows:

Type of Investment	Fair Value at June 30, 2023 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$389,381	Market Comparables	Market Yield (%)	8.5%-21.5%	13.4%
			EBITDA Multiples (x)	4.6x-7.2x	5.3x
	8,507	Discounted Cash Flow	Discount Rate (%)	9.5%-14.5%	12.0%
Senior Secured Loans—Second Lien	125,003	Market Comparables	Market Yield (%)	10.8%-14.3%	12.5%
Senior Secured Bonds	10,015	Market Comparables	Market Yield (%)	7.0%-8.0%	7.5%
Unsecured Debt	18,289	Market Comparables	Market Yield (%)	11.0%-12.0%	11.5%
	37,225	Other(2)
Preferred Equity	301,619	Market Comparables	Market Yield (%)	9.3%-26.0%	18.1%
			EBITDA Multiples (x)	11.3x-12.3x	11.8x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
Sustainable Infrastructure Investments, LLC	50,149	Discounted Cash Flow	Discount Rate (%)	14.0%-15.0%	14.5%
Equity/Other	322,357	Market Comparables	EBITDA Multiples (x)	2.6x-12.3x	5.5x
			Production Multiples (Mboe/d)	$27,835.0-$31,335.0	$29,573.0
			Proved Reserves Multiples (Mmboe)	$5.8-$6.5	$6.2
			Production Multiples (MMcfe/d)	$2,500.0-$3,100.0	$2,800.0
			Proved Reserves Multiples (Bcfe)	0.6x-0.6x	0.6x
			PV-10 Multiples (x)	0.3x-0.9x	0.8x
	8,597	Discounted Cash Flow	Discount Rate (%)	8.0%-34.0%	15.4%
	7,100	Option Valuation Model	Volatility (%)	27.4%-65.0%	40.6%
	24,355	Other(2)
Total	$1,302,597

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$413,268	Market Comparables	Market Yield (%)	8.5%-21.8%	12.3%
			EBITDA Multiples (x)	5.0x-7.5x	6.3x
	29,977	Discounted Cash Flow	Discount Rate (%)	11.5%-19.5%	15.4%
Senior Secured Loans—Second Lien	143,270	Market Comparables	Market Yield (%)	10.3%-14.3%	11.8%
Senior Secured Bonds	10,074	Market Comparables	Market Yield (%)	6.9%-7.9%	7.4%
Unsecured Debt	19,256	Market Comparables	Market Yield (%)	10.3%-11.3%	10.8%
	35,118	Other(2)
Preferred Equity	316,767	Market Comparables	Market Yield (%)	8.8%-30.3%	19.0%
			EBITDA Multiples (x)	9.5x-10.5x	10.0x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	83,647	Discounted Cash Flow	Discount Rate (%)	11.3%-12.3%	11.8%
Sustainable Infrastructure Investments, LLC	51,098	Discounted Cash Flow	Discount Rate (%)	13.5%-14.5%	14.0%
Equity/Other	481,623	Market Comparables	EBITDA Multiples (x)	1.8x-10.5x	5.4x
			Production Multiples (Mboe/d)	$27,946.0-$37,500.0	$30,265.3
			Proved Reserves Multiples (Mmboe)	$6.9-$10.3	$7.6
			Production Multiples (MMcfe/d)	$3,400.0-$3,700.0	$3,550.0
			Proved Reserves Multiples (Bcfe)	0.8x-0.9x	0.8x
			PV-10 Multiples (x)	0.5x-0.9x	0.8x
	2,488	Discounted Cash Flow	Discount Rate (%)	8.0%-33.0%	23.8%
	5,734	Option Valuation Model	Volatility (%)	31.5%-55.1%	36.6%
	1,885	Other(2)
Total	$1,594,205

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
______________
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
Note 9. Financing Arrangements
The following table presents a summary of information with respect to the Company’s outstanding financing arrangements as of December 31, 2022. As of June 30, 2023, the Company had no outstanding financing arrangements. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2023 are discussed below.

	As of December 31, 2022
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Term Loan	L+3.00%	$305,676	$—	February 16, 2023(4)
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023(5)
Total			$762,751	$—
______________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    LIBOR is subject to a 0.00% floor.
(3)    As of December 31, 2022, the fair value of the Senior Secured Notes was approximately $458,908. This valuation is considered a Level 2 valuation within the fair value hierarchy.
(4)    On February 14, 2023, the Company repaid and terminated the JPMorgan Facility.
(5)    On May 15, 2023, the Company redeemed 100% of the issued and outstanding Senior Secured Notes at a price equal to 100% of the aggregate principal amount, plus the accrued but unpaid interest through to, but excluding, May 15, 2023.
For the six months ended June 30, 2023 and 2022, the components of total interest expense for the Company's financing arrangements were as follows:

	Six Months Ended June 30,
	2023			2022
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
JPMorgan Facility(3)	$2,790	$238	$3,028	$5,364	$1,365	$6,729
Senior Secured Notes(4)	12,760	2,540	15,300	17,808	2,353	20,161
Total	$15,550	$2,778	$18,328	$23,172	$3,718	$26,890
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
(3)     On February 14, 2023, the Company repaid and terminated the JPMorgan Facility.
(4)    On May 15, 2023, the Company redeemed 100% of the issued and outstanding Senior Secured Notes at a price equal to 100% of the aggregate principal amount, plus the accrued but unpaid interest through to, but excluding, May 15, 2023.
The Company’s average borrowings and weighted average interest rate for the period from January 1, 2023 to May, 15, 2023, the date on which the Company redeemed 100% of the issued and outstanding Senior Secured Notes, were $557,446 and 7.49%, respectively. As of June 30, 2023, the Company had no outstanding borrowings.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements, if any, as of May 15, 2023 (the date that the Company redeemed 100% of the issued and outstanding Senior Secured Notes at a price equal to 100% of the aggregate principal amount) and December 31, 2022.
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
7.500% Senior Secured Notes due 2023
On August 16, 2018, the Company, U.S. Bank National Association, or U.S Bank, as trustee, and certain subsidiaries of the Company, entered into an Indenture relating to the Company’s issuance of $500,000 aggregate principal amount of its 7.500% Senior Secured Notes due 2023, or the Senior Secured Notes. On May 15, 2023, the Company redeemed 100% of the issued and outstanding Senior Secured Notes at a price equal to 100% of the aggregate principal amount, plus the accrued but unpaid interest through to, but excluding, May 15, 2023. The Company incurred certain customary costs and expenses in connection with the redemption of the Senior Secured Notes.
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Six Months Ended June 30, 2023 (Unaudited)	Year Ended December 31, 2022
Per Share Data:(1)
Net asset value, beginning of period	$3.88	$3.59
Results of operations(2)
Net investment income	0.09	0.16
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.21)	0.25
Net increase (decrease) in net assets resulting from operations	(0.12)	0.41
Shareholder distributions(3)
Distributions from net investment income	(0.06)	(0.12)
Net decrease in net assets resulting from shareholder distributions	(0.06)	(0.12)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.70	$3.88
Shares outstanding, end of period	454,129,547	451,465,673
Total return(5)	(3.13)%	11.39%
Total return (without assuming reinvestment of distributions)(5)	(3.09)%	11.29%
Ratio/Supplemental Data:
Net assets, end of period	$1,679,723	$1,753,748
Ratio of net investment income to average net assets(6)(7)	4.46%	4.02%
Ratio of total operating expenses to average net assets(6)	5.25%	6.78%
Ratio of management fee offset to average net assets(6)	(0.02)%	(0.15)%
Ratio of net operating expenses to average net assets(6)	5.23%	6.63%
Ratio of interest expense to average net assets(6)	2.10%	3.21%
Portfolio turnover(8)	5.11%	16.15%
Total amount of senior securities outstanding, exclusive of treasury securities	—	$762,751
Asset coverage per unit(9)	—	3.30
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

FS Energy and Power Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2023 are annualized. Annualized ratios for the six months ended June 30, 2023 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2023.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 4.44% and 3.87% for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the six months ended June 30, 2023 is not annualized.
(9)    Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. On February 14, 2023, the Company repaid and terminated the JPMorgan Facility. On May 15, 2023, the Company redeemed 100% of the issued and outstanding Senior Secured Notes at a price equal to 100% of the aggregate principal amount, plus the accrued but unpaid interest through to, but excluding, May 15, 2023.

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
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•our future operating results;
•    our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of our board of trustees' approval of changes to our investment policy;
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
•    future changes in laws or regulations and conditions in our operating areas; and

•    the ability of the Company to (i) transition to a diversified credit strategy within anticipated timeframes or at all, (ii) pay the targeted distributions, (iii) obtain the applied-for exemptive relief, (iv) obtain leverage on terms satisfactory to the Company and (v) achieve a liquidity event.
The inclusion of forward-looking statements should not be regarded as a representation that any plans, estimates or expectations will be achieved. We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
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
On May 15, 2023, we announced that the Company's board of trustees approved our transition from an investment policy of investing primarily in private U.S. energy and power companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. In July 2023, we commenced sending to our shareholders a regulatory notice notifying them of the investment policy change and that such change will be effective September 29, 2023. During the notice period, we expect to begin transitioning the Company’s portfolio holdings away from investments in the energy sector, while remaining in compliance with the Company’s current investment strategy which permits the Company to invest up to 20% of its assets in non-energy related investments. Our future financial condition, results of operations and cash flows may be impacted by the transition to a new investment policy. See “Item 5. Other Information—Company Name, Investment Objective and Investment Policy.”

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
COVID-19 and Energy Market Developments
Events in recent years such as the rapid spread of the COVID-19 pandemic, global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have, at times, resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery since 2021, volatility in the energy markets may persist, recur or worsen, as a result of these events or other macroeconomic events, such as the current conflict in Ukraine and sanctions imposed on Russia in response. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. Many of our portfolio companies are performing well, and energy markets are currently experiencing relatively stable conditions. However, we expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and could become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of depressed commodity prices or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. We expect to provide quarterly distributions to shareholders commencing in the third quarter of 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the then-current estimated net asset value beyond 2026. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2023 and for the Year Ended December 31, 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2023:

Net Investment Activity	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
Purchases	$63,008		$91,324
Sales and Repayments	(272,320)		(560,174)
Net Portfolio Activity	$(209,312)		$(468,850)

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$49,002	78%	$73,951	81%
Senior Secured Bonds	14,006	22%	14,006	15%
Equity/Other	—	—	3,367	4%
Total	$63,008	100%	$91,324	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$531,752	$522,029	35%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	125,774	125,003	8%	143,153	143,270	7%
Senior Secured Bonds	24,043	23,954	2%	10,064	10,074	0%
Unsecured Debt	106,505	106,092	7%	253,675	241,418	12%
Preferred Equity	301,615	301,619	20%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	54,514	50,149	3%	54,514	51,098	2%
Equity/Other	262,135	366,756	25%	333,510	494,195	24%
Total	$1,406,338	$1,495,602	100%	$1,922,940	$2,047,115	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Number of Portfolio Companies	50	63
% Variable Rate (based on fair value)	37.6%	36.8%
% Fixed Rate (based on fair value)	14.4%	17.0%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	27.6%	28.9%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	20.4%	17.3%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	91.2%	97.5%
% of Investments on Non-Accrual (based on fair value)	10.6%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	8.4%	7.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	11.4%	9.3%
We expect to provide quarterly distributions to shareholders commencing in the third quarter of 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the then-current estimated net asset value beyond 2026. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. For the six months ended June 30, 2023 and the year ended December 31, 2022, our total return was (3.13)% and 11.39%, respectively, and our total return without assuming reinvestment of distributions was (3.09)% and 11.29%, respectively.
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
The following table presents certain selected information regarding our Direct Originations as of June 30, 2023 and December 31, 2022:

Characteristics of All Direct Originations held in Portfolio	June 30, 2023	December 31, 2022
Number of Portfolio Companies	34	40
% of Investments on Non-Accrual (based on fair value)	12.6%	14.4%
Total Cost of Direct Originations	$1,143,945	$1,387,547
Total Fair Value of Direct Originations	$1,252,381	$1,537,417
% of Total Investments, at Fair Value	83.7%	75.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.0%	6.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.5%	9.7%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,252,381	84%	$1,537,417	75%
Broadly Syndicated/Other	243,221	16%	509,698	25%
Total	$1,495,602	100%	$2,047,115	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,033,810	69%	1,426,668	70%
3	259,754	17%	336,097	16%
4	179,012	12%	255,580	13%
5	23,026	2%	28,770	1%
Total	$1,495,602	100%	$2,047,115	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenues
Our investment income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$24,385	59%	$26,815	57%	$57,191	68%	$53,902	65%
Paid-in-kind interest income	7,329	18%	7,341	15%	11,831	14%	12,469	15%
Fee income	1,029	2%	9,226	20%	1,126	1%	10,459	13%
Dividend income	8,733	21%	3,691	8%	14,423	17%	6,152	7%
Total investment income(1)	$41,476	100%	$47,073	100%	$84,571	100%	$82,982	100%
_____________________________
(1)     Such revenues represent $32,297 and $37,875 of cash income earned as well as $9,179 and $9,198 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2023 and 2022, respectively, and represent $69,628 and $66,627 of cash income earned as well as $14,943 and $16,355 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.

The increase in the amount of interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the rising interest rate environment.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in the amount of dividend income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the increase in dividends paid with respect to our investments in certain common equities.
Expenses
Our operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$8,705	$11,276	$19,179	$22,011
Administrative services expenses	1,359	1,490	2,679	2,910
Share transfer agent fees	794	728	1,545	1,448
Accounting and administrative fees	179	189	362	366
Interest expense	5,730	13,196	18,328	26,890
Trustees' fees	176	190	340	417
Expenses associated with our independent audit and related fees	136	112	264	223
Legal fees	138	150	237	150
Printing fees	125	76	225	409
Other	2,252	530	2,628	1,530
Total operating expenses	19,594	27,937	45,787	56,354
Less: Management fee offset	(19)	(1,700)	(274)	(2,398)
Net operating expenses	$19,575	$26,237	$45,513	$53,956
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2023 and 2022 (not annualized):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Ratio of operating expenses to average net assets	1.14%	1.59%	2.62%	3.35%
Ratio of management fee offset to average net assets	(0.00)%	(0.10)%	(0.02)%	(0.14)%
Ratio of net operating expenses to average net assets	1.14%	1.49%	2.60%	3.21%
Ratio of interest expense to average net assets	(0.33)%	(0.75)%	(1.05)%	(1.60)%
Ratio of net operating expenses, excluding interest expense, to average net assets	0.81%	0.74%	1.55%	1.61%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR or SOFR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $19 and $1,700 for the three months ended June 30, 2023 and 2022, respectively, and $274 and $2,398 for the six months ended June 30, 2023 and 2022, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and six months ended June 30, 2023 and 2022.
Net Investment Income
Our net investment income totaled $21,901 ($0.05 per share) and $20,836 ($0.05 per share) for the three months ended June 30, 2023 and 2022, respectively, and $39,058 ($0.09 per share) and $29,026 ($0.06 per share) for the six months ended June 30, 2023 and 2022, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments(1)	$(42,488)	$60,504	$(62,695)	$31,460
Net realized gain (loss) on foreign currency	—	—	(120)	—
Net realized gain (loss) on swap contracts	214	(1,392)	226	(1,808)
Net realized gain (loss) on debt extinguishment	—	(183)	—	(929)
Total net realized gain (loss)	$(42,274)	$58,929	$(62,589)	$28,723
_________________________
(1)    We sold investments and received principal repayments of $106,211 and $166,109, respectively, during the three months ended June 30, 2023 and $201,929 and $65,138, respectively, during the three months ended June 30, 2022. We sold investments and received principal repayments of $304,217 and $255,957, respectively, during the six months ended June 30, 2023 and $270,691 and $236,711, respectively, during the six months ended June 30, 2022.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and swap contracts for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$(4,438)	$(64,079)	$(34,911)	$151,202
Net change in unrealized appreciation (depreciation) on swap contracts	126	(106)	1,203	(3,588)
Net change in unrealized appreciation (depreciation) on foreign currency	34	—	34	—
Total net change in unrealized appreciation (depreciation)	$(4,278)	$(64,185)	$(33,674)	$147,614
During the three and six months ended June 30, 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets. During the three and six months ended June 30, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized depreciation to realized losses.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $(24,651) ($(0.05) per share) and $15,580 ($0.03 per share), respectively. For the six months ended June 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $(57,205) ($(0.13) per share) and $205,363 ($0.46 per share), respectively.
This “Results of Operations” section should be read in conjunction with “COVID-19 and Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2023, we had $245,358 in cash, which we held in custodial accounts. As of June 30, 2023, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2023, we had three senior secured loan investments with aggregate unfunded commitments of $10,568 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
On February 14, 2023, we repaid and terminated the JPMorgan Facility with cash. On May 15, 2023, we redeemed 100% of the aggregate principal amount of the outstanding Senior Secured Notes, plus the accrued but unpaid interest through to, but excluding, May 15, 2023. For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.

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
We expect to provide quarterly distributions to shareholders commencing in the third quarter of 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the then-current estimated net asset value beyond 2026. In general, when we pay regular cash distributions, we intend to declare them on a quarterly or monthly basis and pay them on a monthly basis. We will calculate each shareholder’s specific distribution amount for the period using record and declaration dates and each shareholder’s distributions will begin to accrue on the date that common shares are issued to such shareholder. From time to time, we may also pay special interim distributions in the form of cash or common shares at the discretion of our board of trustees. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
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

We intend to make any regular distributions in the form of cash, out of assets legally available for distribution, unless shareholders elect to receive their cash distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. shareholder. Our distribution reinvestment plan is terminated effective as of September 15 2023.
We expect to provide quarterly distributions to shareholders commencing in the third quarter of 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the then-current estimated net asset value beyond 2026. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. In addition, prior to its termination, the JPMorgan Facility restricted our ability to make certain discretionary cash dividends and distributions and other restricted payments.
The following table reflects the cash distributions per share that we have declared on our common shares during the six months ended June 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
Total	$0.06	$26,891
Fiscal 2023
March 31, 2023	$0.03	$13,584
June 30, 2023	0.03	13,624
Total	$0.06	$27,208
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the six months ended June 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 37.6% of our portfolio investments (based on fair value) paid variable interest rates, 14.4% paid fixed interest rates, 27.6% were income producing preferred equity and equity/other investments and the remaining 20.4% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
To the extent that any future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, in effect as of June 30, 2023 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(11,145)	$—	$(11,145)	(9.4)%
No change	—	—	—	—
Up 100 basis points	$191	$—	$191	0.2%
Up 300 basis points	$11,527	$—	$11,527	9.7%
Up 500 basis points	$22,863	$—	$22,863	19.3%
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2023 and 2022, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, other than the risks described below.
We are exposed to risks associated with changes in interest rates.

Because we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The recent increases in interest rates will make it more expensive to use debt to finance our investments. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

Some investments in the portfolio utilize floating rate benchmarks such as LIBOR or SOFR. LIBOR, the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. Public and private sector actors have worked to establish new or alternative reference rates to be used in place of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.

Prohibitions and requirements with respect to floating rate benchmarks may adversely affect the value of floating-rate debt securities in our portfolio. While SOFR appears to be the preferred replacement for U.S. dollar LIBOR, it is not possible to predict whether SOFR will ultimately prevail in the market as the definitive replacement for LIBOR. The transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Company Name, Investment Objectives and Investment Policy
Our board of trustees has approved changing the Company’s name to FS Specialty Lending Fund and changing its non-fundamental investment policy to be to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of the Company’s total assets, rather than to invest at least 80% of its total assets in securities of Energy companies. Our board of trustees also approved changing the Company's investment objectives from generating current income and long-term capital appreciation to generating current income and, to a lesser extent, long-term capital appreciation. We believe this new diversified credit investment policy will help maximize the Company’s long-term liquidity options and reduce the volatility associated with a single sector-focused investment policy. To demonstrate a meaningful and tangible step towards providing shareholders with liquidity, we expect to provide quarterly distributions to shareholders commencing in the third quarter of 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the Company’s then-current net asset value beyond 2026. FS/EIG Advisor will continue to manage the Company under the new investment policy and is expected to supplement its investment management resources with existing resources at FS Investments, one of FS/EIG Advisor’s joint venture partners. There will be no changes to the Company’s Investment Advisory and Administrative Services Agreement, dated April 9, 2018, between the Company and FS/EIG Advisor.
In July 2023, we commenced sending to our shareholders a regulatory notice notifying them of the name, investment objectives and investment policy changes and that such changes will be effective September 29, 2023. In the meantime, management intends to begin transitioning the Company’s portfolio holdings away from investments in the Energy sector, while remaining in compliance with the Company’s current policy. Like the current investment policy, the new investment policy may not be changed without at least 60 days’ prior notice to holders of the Company’s common shares of any such change.
In light of the changes discussed above, the Company is amending the section titled “Risks Related to Our Investments” in Item 1A of its most recent Annual Report on Form 10-K. See Item 1A (Risk Factors) of this quarterly report on Form 10-Q for additional information on the amended risk factors.
Termination of Distribution Reinvestment Plan
On July 19, 2023, our board of trustees, including the independent trustees, approved the termination of our second amended and restated distribution reinvestment plan with respect to distributions declared by our board of trustees on our common shares, effective as of September 15, 2023. After this date, all shareholders will receive any subsequent distributions in cash.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2023.

FS Energy and Power Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)