Form 10-Q
period 2023-09-30
FS Specialty Lending Fund
filed 2023-11-13
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00841
___________________________
FS Specialty Lending Fund
(Exact name of registrant as specified in its charter)
___________________________

Delaware	27-6822130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
FS Energy and Power Fund
(Former name)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 455,506,234 common shares of beneficial interest outstanding as of October 31, 2023.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,256,706 and $1,656,169, respectively)	$1,351,411	$1,786,887
Non-controlled/affiliated investments (amortized cost—$25,541 and $94,068, respectively)	13,031	65,777
Controlled/affiliated investments (amortized cost—$170,835 and $172,703, respectively)	128,324	194,451
Total investments, at fair value (amortized cost—$1,453,082 and $1,922,940, respectively)	1,492,766	2,047,115
Cash	289,738	481,655
Restricted cash	2,000	—
Receivable for investments sold and repaid	776	7,022
Interest receivable	10,519	21,932
Dividends receivable	351	878
Unrealized appreciation on swap contracts	106	—
Swap income receivable	29	83
Prepaid expenses and other assets	49	96
Total assets	$1,796,334	$2,558,781
Liabilities
Payable for investments purchased	$50,847	$—
Repurchase facility payable (net of deferred financing costs of $5,373 and $0, respectively)(1)	74,627	—
Credit facilities payable (net of deferred financing costs of $0 and $238, respectively)(1)	—	305,438
Secured note payable (net of deferred financing costs of $0 and $1,253, respectively)(1)	—	454,671
Unrealized depreciation on swap contracts	404	698
Swap income payable	170	26
Shareholder distributions payable	—	13,543
Management fees payable	7,715	11,185
Administrative services expense payable	1,104	1,086
Interest payable	613	13,371
Trustees' fees payable	163	164
Other accrued expenses and liabilities	3,230	4,851
Total liabilities	138,873	805,033
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 455,506,234 and 451,465,673 shares issued and outstanding, respectively	456	451
Capital in excess of par value	3,206,837	3,191,293
Accumulated earnings (deficit)	(1,549,832)	(1,437,996)
Total shareholders' equity	1,657,461	1,753,748
Total liabilities and shareholders' equity	$1,796,334	$2,558,781
Net asset value per common share at period end	$3.64	$3.88
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$26,497	$31,049	$78,286	$77,902
Paid-in-kind interest income	2,232	5,549	13,783	17,070
Fee income	586	1,061	1,712	4,252
Dividend income	334	479	14,757	479
From non-controlled/affiliated investments:
Interest income	74	129	398	3,069
Paid-in-kind interest income	25	24	73	81
Fee income	—	—	—	7,268
Dividend income	—	—	—	5,417
From controlled/affiliated investments:
Interest income	609	2,271	5,687	6,380
Paid-in-kind interest income	86	226	318	1,117
Dividend income	—	—	—	735
Total investment income	30,443	40,788	115,014	123,770
Operating expenses
Management fees	7,778	11,350	26,957	33,361
Administrative services expenses	1,887	1,695	4,566	4,605
Share transfer agent fees	820	768	2,365	2,216
Accounting and administrative fees	82	369	444	735
Interest expense(1)	738	14,104	19,066	40,994
Trustees' fees	163	161	503	578
Other general and administrative expenses	1,486	842	3,524	2,502
Total operating expenses	12,954	29,289	57,425	84,991
Less: Management fee offset(2)	(63)	(208)	(337)	(2,606)
Net expenses	12,891	29,081	57,088	82,385
Net investment income before taxes	17,552	11,707	57,926	41,385
Federal and state taxes	834	17	2,150	669
Net investment income	16,718	11,690	55,776	40,716
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	6,553	2,930	(23,242)	(17,672)
Non-controlled/affiliated	(163)	718	(33,063)	41,922
Controlled/affiliated	—	1,662	—	12,520
Net realized gain (loss) on foreign currency	(3)	(202)	(123)	(202)
Net realized gain (loss) on swap contracts	(138)	(812)	88	(2,620)
Net realized gain (loss) on debt extinguishment	—	—	—	(929)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	3,530	(57,812)	(36,013)	78,475
Non-controlled/affiliated	253	(13,142)	15,781	(11,013)
Controlled/affiliated	(53,363)	344	(64,259)	13,130
Net change in unrealized appreciation (depreciation) on swap contracts	(803)	3,582	400	(6)
Net change in unrealized appreciation (depreciation) on foreign currency	(7)	(59)	27	(59)
Total net realized and unrealized gain (loss)	(44,141)	(62,791)	(140,404)	113,546
Net increase (decrease) in net assets resulting from operations	$(27,423)	$(51,101)	$(84,628)	$154,262
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.06)	$(0.11)	$(0.19)	$0.34
Weighted average shares outstanding	455,401,486	450,023,829	454,052,204	448,729,053
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operations
Net investment income	$16,718	$11,690	$55,776	$40,716
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	6,249	4,296	(56,340)	33,019
Net change in unrealized appreciation (depreciation) on investments	(49,580)	(70,610)	(84,491)	80,592
Net change in unrealized appreciation (depreciation) on swap contracts	(803)	3,582	400	(6)
Net change in unrealized appreciation (depreciation) on foreign currency	(7)	(59)	27	(59)
Net increase (decrease) in net assets resulting from operations	(27,423)	(51,101)	(84,628)	154,262
Shareholder distributions(1)
Distributions to shareholders	—	(13,504)	(27,208)	(40,395)
Net decrease in net assets resulting from shareholder distributions	—	(13,504)	(27,208)	(40,395)
Capital share transactions(2)
Reinvestment of shareholder distributions	5,161	5,191	15,549	15,651
Net increase in net assets resulting from capital share transactions	5,161	5,191	15,549	15,651
Total increase (decrease) in net assets	(22,262)	(59,414)	(96,287)	129,518
Net assets at beginning of period	1,679,723	1,791,255	1,753,748	1,602,323
Net assets at end of period	$1,657,461	$1,731,841	$1,657,461	$1,731,841
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(84,628)	$154,262
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(253,471)	(373,525)
Paid-in-kind interest	(14,174)	(18,268)
Proceeds from sales and repayments of investments	685,682	651,080
Net realized (gain) loss on investments	56,305	(36,770)
Net change in unrealized (appreciation) depreciation on investments	84,491	(80,592)
Net change in unrealized (appreciation) depreciation on swap contracts	(400)	6
Accretion of discount	(4,484)	(5,425)
Amortization of deferred financing costs and discount	2,903	5,155
(Increase) decrease in receivable for investments sold and repaid	6,246	4,958
(Increase) decrease in interest receivable	11,413	8,144
(Increase) decrease in dividends receivable	527	(864)
(Increase) decrease in swap income receivable	54	—
(Increase) decrease in prepaid expenses and other assets	47	18
Increase (decrease) in payable for investments purchased	50,847	(49,500)
Increase (decrease) in swap income payable	144	47
Increase (decrease) in management fees payable	(3,470)	676
Increase (decrease) in administrative services expense payable	18	656
Increase (decrease) in interest payable(1)	(12,758)	(9,402)
Increase (decrease) in trustees' fees payable	(1)	(39)
Increase (decrease) in other accrued expenses and liabilities	(1,621)	(414)
Net cash provided by (used in) operating activities	523,670	250,203
Cash flows from financing activities
Shareholder distributions paid	(25,202)	(24,628)
Borrowings under repurchase facility(1)	80,000	—
Borrowings under credit facilities(1)	—	29,009
Repayments of credit facilities(1)	(305,676)	(10,000)
Repayments under senior secured notes(1)	(457,075)	(31,925)
Deferred financing costs paid	(5,634)	(132)
Net cash provided by (used in) financing activities	(713,587)	(37,676)
Total increase (decrease) in cash	(189,917)	212,527
Cash at beginning of period	481,655	33,879
Cash and restricted cash at end of period(2)	$291,738	$246,406
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$15,549	$15,651
Non-cash purchases of investments	$(3,284)	$(1,587)
Non-cash sales of investments	$3,284	$1,587
Federal and state taxes paid	$3,596	$1,024
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the nine months ended September 30, 2023 and 2022, the Company paid $28,921 and $45,241, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
(2)    Includes cash of $289,738 and restricted cash of $2,000. Restricted cash is the cash collateral required to be posted pursuant to the Company’s equity total return swap.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments
As of September 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—38.1%
Acrisure LLC	(f)(q)	Insurance	S+575	1.0%	2/15/27	$11,191	$11,271	$11,275
AIRRO (Mauritius) Holdings II	(k)(p)(r)	Energy—Power	S+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	22,970	20,881	22,878
Allied Universal Holdco LLC	(f)(q)	Consumer Services	S+475	0.5%	5/12/28	5,500	5,429	5,431
Allied Universal Holdco LLC	(f)	Consumer Services	S+375	0.5%	5/12/28	9,954	9,638	9,631
Allied Wireline Services, LLC	(f)(m)(o)(r)(t)	Energy—Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	70,277	70,277	37,176
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	9,949	8,565	8,986
BCPE Empire Holdings, Inc.	(f)(q)	Consumer Services	S+475	0.5%	12/11/28	14,975	15,035	14,992
CCS-CMGC Holdings, Inc.		Health Care Equipment & Services	S+550		10/1/25	997	783	808
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+675	1.0%	7/18/28	20,968	20,968	20,968
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+675	1.0%	7/18/25	2,688	2,688	2,688
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+675	1.0%	7/18/28	1,344	1,344	1,344
Cox Oil Offshore, LLC, Volumetric Production Payments	(g)(i)(r)	Energy—Upstream	8.5%		12/31/23	100,000	3,907	4,275
CPV Shore Holdings LLC	(f)	Energy—Power	S+375		12/27/25	23,172	22,519	21,136
Engineered Machinery Holdings, Inc.	(f)(q)	Capital Goods	S+350	0.8%	5/19/28	9,975	9,950	9,936
First Brands Group, LLC	(f)(q)	Automobiles & Components	S+500	1.0%	3/30/27	9,957	9,760	9,849
FR BR Holdings LLC	(r)	Energy—Midstream	S+650		12/14/23	80,582	80,261	80,405
FR XIII PAA Holdings HoldCo, LLC	(f)(r)	Energy—Midstream	S+750	0.5%	10/15/26	17,122	16,916	17,267
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	13,951	13,871	13,263
GIP II Blue Holding LP	(f)	Energy—Midstream	S+450	1.0%	9/29/28	3,137	3,100	3,151
Goodnight Water Solutions, LLC	(f)(r)	Energy—Midstream	S+700	0.5%	6/3/27	14,703	14,511	14,587
Guardian US Holdco, LLC	(f)	Financial Services	S+400	0.5%	1/31/30	9,975	9,975	9,999
Knowlton Development Corporation Inc.	(f)	Household & Personal Products	S+500		8/15/28	21,000	20,370	20,297
Mavis Tire Express Services TopCo, LP	(f)(q)	Consumer Discretionary Distribution & Retail	S+400	0.8%	5/4/28	14,944	14,849	14,925
Meritage Midstream Services II, LLC	(r)	Energy—Midstream	S+675	1.0%	8/13/28	21,759	21,361	22,409
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+900	1.5%	9/11/26	20,000	19,400	19,400
Parkway Generation LLC	(f)	Energy—Power	S+475	0.8%	2/18/29	5,760	5,712	5,761
Parkway Generation LLC	(f)	Energy—Power	S+475	0.8%	2/18/29	43,579	43,217	43,585
Permian Production Holdings, LLC	(r)(s)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,840	4,437	4,840
Phoenix Guarantor Inc.	(f)(q)	Financial Services	S+350		3/5/26	9,974	9,971	9,940
Pinnacle Midland Gas Holdco LLC	(f)(r)	Energy—Midstream	S+675	1.0%	12/9/26	9,370	9,340	9,759
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	13,297	12,329	8,561
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,015	3,827	—
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Energy—Power	10.0%		8/22/25	$2,709	$2,709	$—
Potomac Energy Center, LLC	(f)(r)	Energy—Power	S+600	0.5%	11/12/26	57,869	57,133	53,702
Pro Mach Group, Inc.	(f)(q)	Capital Goods	S+400	1.0%	8/31/28	9,975	10,012	9,996
SRS Distribution Inc.	(f)	Capital Goods	S+350	0.5%	6/2/28	9,975	9,883	9,889
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+550	1.0%	5/15/28	10,240	9,612	9,844
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	9,962	9,245	9,493
Warren Resources, Inc.	(f)(r)(t)	Energy—Upstream	S+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,763	23,763	23,763
Wattbridge Inc.	(f)(r)	Energy—Power	S+985	1.8%	6/30/27	42,938	42,938	41,839
Total Senior Secured Loans—First Lien							681,757	638,048
Unfunded Loan Commitments							(6,741)	(6,741)
Net Senior Secured Loans—First Lien							675,016	631,307

Senior Secured Loans—Second Lien—4.2%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+765	1.0%	6/29/27	36,000	35,513	35,377
SilverBow Resources, Inc.	(k)(r)	Energy—Upstream	S+750	1.0%	12/15/26	14,250	14,217	14,250
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	19,972
Total Senior Secured Loans—Second Lien							70,267	69,599

Senior Secured Bonds—2.0%
Guitar Center, Inc.	(f)(q)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	15,000	13,577	13,050
Navios Logistics Finance, Inc.	(f)(k)(q)	Transportation	10.8%		7/1/25	10,000	9,809	9,851
ST EIP Holdings Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,419	9,999	9,780
Total Senior Secured Bonds							33,385	32,681

Unsecured Debt—6.6%
Aethon United BR LP		Energy—Upstream	8.3%		2/15/26	40,500	40,500	40,219
Hammerhead Resources Inc.	(k)(r)	Energy—Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	39,458	39,366	39,459
Moss Creek Resources, LLC		Energy—Upstream	7.5%		1/15/26	11,693	10,635	11,340
Sitio Royalties Operating Partnership, LP	(f)(k)(r)	Energy—Upstream	S+575	1.5%	9/20/26	18,000	17,866	18,284
Total Unsecured Debt							108,367	109,302

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—15.6%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Energy—Service & Equipment				28,942,003	$1,447	$11,027
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	19,526	12,493	9,494
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(r)	Energy—Midstream	14.2%		7/2/27	156,250	157,633	139,911
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	79,336	78,091	98,773
Total Preferred Equity							252,450	259,205

Sustainable Infrastructure Investments, LLC—3.0%						Principal Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC	(k)(o)(r)(t)	Energy—Power				$60,603	$54,514	$49,192
Total Sustainable Infrastructure Investments, LLC							54,514	49,192

						Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—20.6%
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Energy—Service & Equipment				6,944,444	$6,944	$1,521
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power				35	2,652	187
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	6,029	3,075
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(t)	Energy—Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(t)	Energy—Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(r)	Energy—Upstream				126,632,117	351	472
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	44,700	41,357
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(s)	Energy—Midstream				105,785	6,681	1,413
Harvest Oil & Gas Corp., Common Equity	(o)(r)(s)	Energy—Upstream				135,062	14,418	675
Maverick Natural Resources, LLC, Common Equity	(n)(r)	Energy—Upstream				503,176	138,208	250,421
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	695
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	662
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	173
NGL Energy Partners, LP, Warrants (Par), Strike:$13.56	(k)(o)(r)	Energy—Midstream				546,880	630	168
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(s)	Energy—Upstream				1,968,861	5	6,103
Telpico, LLC, Common Equity	(n)(o)(r)(s)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	4,790
USA Compression Partners, LP, Common Equity	(f)(k)	Energy—Midstream				84,779	1,617	2,023
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(k)(o)(r)	Energy—Midstream				1,586,719	714	9,552
Warren Resources, Inc., Common Equity	(o)(r)(t)	Energy—Upstream				4,415,749	20,754	18,193
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Total Equity/Other							$259,083	$341,480
TOTAL INVESTMENTS—90.1%							$1,453,082	1,492,766
OTHER ASSETS IN EXCESS OF LIABILITIES—9.9%	(j)							164,695
NET ASSETS—100.0%								$1,657,461
Commodity Fixed Price Swaps—Crude Oil(i)

Counterparty	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation (Depreciation)(h)
BP Energy Co.	ICE Brent	October 1, 2023 – December 31, 2023	39,290	$80.00	$(404)
Total Commodity Fixed Price Swaps—Crude Oil					$(404)
Commodity Fixed Price Swaps—Natural Gas(i)

Counterparty	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation (Depreciation)(h)
BP Energy Co.	NYMEX Henry Hub	November 1, 2023 – December 31, 2023	52,626	$3.80	$36
Total Commodity Fixed Price Swaps—Natural Gas					$36
Total Commodity Fixed Price Swaps					$(368)
__________________
Bbls – Barrels
MMBtu – One million British thermal units

Equity Total Return Swaps

Reference Entity	Counterparty	Interest Rate(b)	Maturity	Number of Shares	Notional	Unrealized Appreciation (Depreciation)(h)
FS Credit Opportunities Corp. Common Stock	Nomura Global Financial Products Inc.	OBFR+1.15%	September 21, 2026	547,479	$2,897	$70
Total Equity Total Return Swaps						$70
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2023, the Secured Overnight Financing Rate, or SOFR, or S, was 5.40% and the Overnight Bank Funding Rate, or OBFR, was 5.32%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)    Denominated in U.S. dollars, unless otherwise noted.
(d)    See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)    Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in thousands, except share amounts)

(f)    Security or portion thereof held within FSSL Finance BB AssetCo LLC, a wholly-owned subsidiary of the Company, and is pledged as collateral supporting the obligations outstanding under the repurchase facility with Barclays Bank PLC (see Note 9).
(g)    Investment is a real property interest and is included with Senior Secured Loans—First Lien to facilitate comparison with other investments.
(h)    Represents the amounts the Company would pay or receive under each swap contract if it were to settle on September 30, 2023 (see Note 6).
(i)    Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2023, 76.5% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of September 30, 2023.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)    Security or portion thereof unsettled as of September 30, 2023.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
(s)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,767	$171	$—	$—	$(98)	$4,840	$398	$73
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	5,044	—	—	—	(3,631)	1,413	—	—
Harvest Oil & Gas Corp., Common Equity	810	—	(641)	—	506	675	—	—
Limetree Bay Energy, LLC, Class A Units	1,885	246	—	(21,704)	19,573	—	—	—
Permian Production Holdings, LLC, Common Equity	11,420	—	—	—	(5,317)	6,103	—	—
Ridgeback Resources Inc., Common Equity	41,851	—	(35,240)	(11,359)	4,748	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$65,777	$417	$(35,881)	$(33,063)	$15,781	$13,031	$398	$73
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
(3)    Interest and PIK income presented for the nine months ended September 30, 2023.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in thousands, except share amounts)

(t)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC	$8,436	$138	$(8,574)	$—	$—	$—	$256	$139
Allied Wireline Services, LLC	63,888	6,389	—	—	(33,101)	37,176	2,910	—
Warren Resources, Inc.	23,584	23,882	(23,703)	—	—	23,763	2,521	179
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	51,098	—	—	—	(1,906)	49,192	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	10,463	—	—	—	(10,463)	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	36,982	—	—	—	(18,789)	18,193	—	—
	$194,451	$30,409	$(32,277)	$—	$(64,259)	$128,324	$5,687	$318
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
(3)    Interest and PIK income presented for the nine months ended September 30, 2023.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
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

FS Specialty Lending Fund
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

FS Specialty Lending Fund
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

FS Specialty Lending Fund
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

FS Specialty Lending Fund
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

FS Specialty Lending Fund
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

FS Specialty Lending Fund
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2023. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
On May 15, 2023, the Company announced that its board of trustees approved the Company’s transition from an investment policy of investing primarily in energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. The Company notified its shareholders of the new policy, which became effective on September 29, 2023.
The Company’s current investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in private and public credit in a broad set of industries, sectors and sub-sectors. The Company’s current investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of the Company’s total assets.
Prior to September 29, 2023, the Company’s investment objectives were to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. Prior to September 29, 2023, the Company’s investment policy was to invest, under normal circumstances, at least 80% of its total assets in securities of energy and power related, or Energy, companies. The Company considers Energy companies to be those companies that engage in the exploration, development, production, gathering, transportation, processing, storage, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power, including those companies that provide equipment or services to companies engaged in any of the foregoing.
The Company commenced transitioning the Company’s portfolio holdings away from Energy investments in May 2023, while remaining in compliance with the Company’s then-current investment policy. The Company’s allocation to Energy investments is expected to decline over time through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation is dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, the Company’s access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2022. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2023 and 2022, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the nine months ended September 30, 2023 and 2022, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the nine months ended September 30, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the nine months ended September 30, 2023.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the nine months ended September 30, 2023 and 2022, the Company recognized $591 and $0, respectively, in structuring or other upfront fee revenue.

FS Specialty Lending Fund
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
Derivative Instruments: The Company’s derivative instruments may include fixed price swaps and equity total return swaps. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments for accounting purposes, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on swap contracts in the consolidated statements of operations. Realized gains and losses of the derivative instruments are included in net realized gain (loss) on swap contracts in the consolidated statements of operations.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	4,040,561	$15,549	4,040,233	$15,651
Proceeds from Share Transactions	4,040,561	$15,549	4,040,233	$15,651
______________
(1)    On September 15, 2023, the Company's second amended and restated distribution reinvestment plan terminated.
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

FS Specialty Lending Fund
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
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares were issued under the Company’s distribution reinvestment plan was determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the nine months ended September 30, 2023 and 2022. The Company's distribution reinvestment plan was terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the nine months ended September 30, 2023 and 2022.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the nine months ended September 30, 2023 and 2022, $337 and $2,606, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and nine months ended September 30, 2023 and 2022:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2023	2022	2023	2022
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$7,715	$11,142	$26,620	$30,755
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,887	$1,695	$4,566	$4,605
_________________________
(1)    During the nine months ended September 30, 2023 and 2022, $30,090 and $30,079, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $63 and $208 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended September 30, 2023 and 2022, respectively, and $337 and $2,606 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, $7,715 in base management fees were payable to FS/EIG Advisor.
(2)    During the nine months ended September 30, 2023 and 2022, $2,386 and $1,999, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $4,017 and $3,284 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the nine months ended September 30, 2023 and 2022, respectively.

FS Specialty Lending Fund
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
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. On September 19, 2023, the Company, among other applicants, filed an application with the SEC to seek permission to co-invest in certain privately negotiated transactions with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Tactical Opportunities Fund. The application provides that, among other things, should the SEC grant the requested order, the Company would withdraw from the EIG Order, except with respect to any transaction in which the Company participated in reliance on the EIG Order prior to the issuance of the new order.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the nine months ended September 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
September 30, 2022	0.03	13,504
Total	$0.09	$40,395
Fiscal 2023
March 31, 2023	$0.03	$13,584
June 30, 2023	0.03	13,624
September 30, 2023	—	—
Total	$0.06	$27,208
The Company expects to provide enhanced quarterly distributions to shareholders. On October 18, 2023, the Company’s board of trustees declared the initial enhanced cash distribution of $0.0683 per share for the third quarter of 2023, which represents an annualized distribution rate of approximately 7.5% based on the Company’s estimated net asset value as of September 30, 2023. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the Company’s then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
Historically, the Company had an “opt in” distribution reinvestment plan for its shareholders. As a result, if the Company made a cash distribution, its shareholders would receive distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may have imposed restrictions from time to time that may have prevented or limited a shareholder's ability to participate in the distribution reinvestment plan. The Company's distribution reinvestment plan was terminated effective as of September 15, 2023.
Under the prior distribution reinvestment plan, cash distributions to participating shareholders would be reinvested in additional common shares at a purchase price determined by the Company’s board of trustees, or a committee thereof, in its sole discretion, that was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. Any distributions reinvested under the plan would remain taxable to a U.S. shareholder.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$27,208	100%	$40,395	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$27,208	100%	$40,395	100%
_________________________
(1)    During the nine months ended September 30, 2023 and 2022, 83.8% and 80.9%, respectively, of the Company's gross investment income was attributable to cash income earned, 12.3% and 14.7%, respectively, was attributable to paid-in-kind, or PIK, interest and 3.9% and 4.4%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of September 30, 2023, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $73,519 and $1,451,516, respectively.
As of September 30, 2023 and December 31, 2022, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $203,031 and $334,635, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $262,695 and $512,206, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,552,114 and $2,223,943 as of September 30, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(59,348) and $(176,828) as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company had deferred tax assets of $151,115 and $145,383, respectively, resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of September 30, 2023 and December 31, 2022, the Company had deferred tax liabilities of $3,129 and $28,753, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of September 30, 2023 and December 31, 2022, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $147,986 and $116,630, respectively. For the nine months ended September 30, 2023, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries. For the year ended December 31, 2022, the Company recorded a provision for taxes related to its wholly-owned taxable subsidiaries of $1,207 related to current taxes.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the nine months ended September 30, 2023 and 2022, the Company utilized commodity fixed price swaps to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. On September 20, 2023, the Company entered into an equity total return swap to obtain exposure to a security without owning such security. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
Fixed Price Swaps
A fixed price swap is a contract between two parties in which settlements are made at a specified time based on the difference between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume.
The Company's fixed price swaps are settled monthly and the settlement prices contained in these fixed price swaps are based on commodity exchanges; the NYMEX Henry Hub for natural gas and the ICE Brent for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. The changes in the value of the fixed price swaps are recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. The Company's fixed price swaps settle monthly and the changes in the value of the fixed price swaps are recorded as realized gains or losses in the consolidated statements of operations. The primary underlying risk exposure through the use of fixed price swaps is commodity price risk of the underlying commodity, such as natural gas and crude oil.
Total Return Swaps
A total return swap is a contract in which there is an exchange of cash flows whereby one party agrees to make periodic payments based on the total return (distributions plus capital gains/losses) of an underlying instrument in exchange for fixed or floating rate interest payments. If the total return of the instrument or index underlying the transaction exceeds or falls short of the offsetting fixed or floating interest rate obligation, the Company receives payment from or makes a payment to the counterparty. Total return swaps are entered into to obtain exposure to a security or market without owning such security or investing directly in such market or to exchange the risk/return of one market with another market.
On September 20, 2023, the Company entered into an equity total return swap, or equity TRS, with Nomura Global Financial Products Inc., or Nomura. Under the equity TRS, the Company obtains the economic benefit of owning shares of FS Credit Opportunities Corp., or FSCO, an investment company registered under the 1940 Act, without actually owning them, and Nomura will receive an interest-type payment in return. The investment adviser to FSCO is wholly-owned by Franklin Square Holdings, L.P., which is also the majority owner of FS/EIG Advisor.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The Company's equity TRS is marked-to-market daily and the change in market value is recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. Pursuant to its terms, the Company's equity TRS settles monthly and a realized gain or loss is recorded in the consolidated statements of operations equal to the difference between the value of the shares underlying the equity TRS at the time the swap was entered into or the previous settlement date and the value as of the current settlement date. Any dividends received by Nomura as holder of the FSCO shares are paid to the Company. The equity TRS has a term of three years, but it could be terminated earlier in whole or in part following the occurrence of certain prescribed events agreed to between Nomura and the Company. The primary underlying risk exposure through the use of equity total return swaps is equity market risk.
During the nine months ended September 30, 2023, the average monthly notional volume of commodity fixed price swaps—crude oil and commodity fixed price swaps—natural gas outstanding were 109,764 Bbls and 198,215 MMBtus, respectively. The average notional amount of the equity total return swap from the initial trade date of September 25, 2023 through September 30, 2023 was $1,721.
The following table presents the fair value of open swap contracts (which are not considered to be hedging instruments for accounting purposes) as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)		December 31, 2022
Instrument	Asset(1)	Liability(2)	Asset(1)	Liability(2)
Commodity Fixed Price Swaps—Crude Oil	$—	$(404)	$—	$(572)
Commodity Fixed Price Swaps—Natural Gas	36	—	—	(126)
Equity Total Return Swaps	70	—	—	—
Total	$106	$(404)	$—	$(698)
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
(2)    Reflected on the Company's consolidated balance sheets as: Unrealized depreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the nine months ended September 30, 2023 and 2022 was as follows:

	Net Realized Gains (Losses)(1)		Net Change in Unrealized Appreciation (Depreciation)(2)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Instrument	2023	2022	2023	2022
Commodity Fixed Price Swaps—Crude Oil	$(259)	$(1,968)	$168	$672
Commodity Fixed Price Swaps—Natural Gas	348	(652)	162	(678)
Equity Total Return Swaps	(1)	—	70	—
Total	$88	$(2,620)	$400	$(6)
______________
(1)    Reflected on the Company's consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)    Reflected on the Company's consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.

FS Specialty Lending Fund
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
The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023 (Unaudited)
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	$36	$(404)	$(368)	—	—	$(368)
Nomura Global Financial Products Inc.	$70	—	$70	—	$(70)	—

	As of December 31, 2022
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BP Energy Co.	—	$(698)	$(698)	—	—	$(698)
______________
(1)    In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)    Net amount of derivative assets and liabilities represents the net amount due from the counterparty to the Company and the net amount due from the Company to the counterparty, respectively, in the event of default.
Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$675,016	$631,307	42%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	70,267	69,599	5%	143,153	143,270	7%
Senior Secured Bonds	33,385	32,681	2%	10,064	10,074	0%
Unsecured Debt	108,367	109,302	7%	253,675	241,418	12%
Preferred Equity	252,450	259,205	18%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	54,514	49,192	3%	54,514	51,098	2%
Equity/Other	259,083	341,480	23%	333,510	494,195	24%
Total	$1,453,082	$1,492,766	100%	$1,922,940	$2,047,115	100%
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
As of September 30, 2023, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of September 30, 2023, the Company held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (s) and (t) to the unaudited consolidated schedule of investments as of September 30, 2023 in this quarterly report on Form 10-Q.
As of December 31, 2022, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” As of December 31, 2022, the Company held investments in three portfolio

FS Specialty Lending Fund
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2023, the Company had three senior secured loan investments with aggregate unfunded commitments of $6,741 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2022, the Company had six senior secured loan investments with aggregate unfunded commitments of $25,891 and unfunded commitments of $7,625 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)		December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy—Upstream	$533,790	36%	$854,974	42%
Energy—Midstream	423,991	28%	646,488	32%
Energy—Power	194,940	13%	386,007	19%
Consumer Services	51,022	3%	—	—
Energy—Service & Equipment(1)	49,724	3%	96,040	5%
Capital Goods	29,821	2%	—	—
Consumer Discretionary Distribution & Retail	27,975	2%	—	—
Commercial & Professional Services(1)	22,062	2%	12,508	0%
Household & Personal Products	20,297	1%	—	—
Financial Services	19,939	1%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	19,400	1%	—	—
Insurance	11,275	1%	—	—
Transportation	9,851	1%	—	—
Automobiles & Components	9,849	1%	—	—
Consumer Staples Distribution & Retail	9,844	1%	—	—
Health Care Equipment & Services	9,794	1%	—	—
Sustainable Infrastructure Investments, LLC(2)	49,192	3%	51,098	2%
Total	$1,492,766	100%	$2,047,115	100%
_____________________
(1)    FS/EIG Advisor monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the nine months ended September 30, 2023, two investments had their industry re-classified from Energy—Industrials to Commercial & Professional Services, and one investment had its industry re-classified from Energy—Service & Equipment to Commercial & Professional Services.
(2)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream and renewables assets in the Energy sector.
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies,

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of September 30, 2023, the Company and Imperial funded approximately $62,300 to SIIJV, of which $54,514 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of September 30, 2023, total outstanding borrowings under the Seine Funding Facility were $195,734.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)	December 31, 2022
Total investments(1)	$192,881	$274,088
Weighted average current interest rate on debt investments(2)	7.35%	6.96%
Number of portfolio assets in SIIJV	8	9
Largest investment in a single portfolio company(1)	$57,784	$73,707
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
Sustainable Infrastructure Investments, LLC Portfolio
As of September 30, 2023
(Unaudited)

Portfolio Company(a)(f)	Footnotes	Energy Industry	Rate(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Blue Heron Intermediate Holdco I, LLC		Midstream	S+188	4/22/24		$30,958	$30,958	$31,004
Cedar Creek II LLC		Renewables	S+188	11/18/23	8,160		8,160	8,166
Copper Mountain Solar 3, LLC		Renewables	S+188	5/31/25	17,105		17,105	17,209
FLNG Liquefaction 2, LLC		Midstream	S+150	12/31/26	26,972		26,972	26,835
Meikle Wind Energy, LP	(e)	Renewables	C+150	5/12/24	C$	15,431	11,872	11,405
NES Hercules Class B Member, LLC		Renewables	S+163	1/31/28		$24,176	24,176	24,596
ST EIP Holdco LLC		Midstream	S+250	11/5/24	57,784		57,784	57,577
Top of the World Wind Energy LLC		Renewables	S+213	12/1/28	15,854		15,854	16,137
Total Senior Secured Loans—First Lien							192,881	192,929
TOTAL INVESTMENTS—100.0%							$192,881	$192,929

FS Specialty Lending Fund
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
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2023 and December 31, 2022, the three-month LIBOR, or L, was 5.66% and 4.77%, respectively, the Canadian Dollar Offered Rate, or C, was 5.51% and 4.94%, respectively, and the SOFR, or S, was 5.40% and 4.59%, respectively.
(c)    Denominated in U.S. dollars unless otherwise noted.
(d)    Security is classified as Level 3 and fair value is determined in accordance with the Company’s valuation process.
(e)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of September 30, 2023 and December 31, 2022.
(f)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.
Below is selected balance sheet information for SIIJV as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$192,929	$275,058
Cash and other assets	78,241	10,380
Total assets	$271,170	$285,438
Debt	$195,734	$213,583
Other liabilities	3,159	3,358
Total liabilities	198,893	216,941
Member's equity	$72,277	$68,497

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected statement of operations information for SIIJV for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selected Statement of Operations Information
Total investment income	$5,272	$3,313	$15,083	$7,386
Expenses
Interest expense	3,410	1,201	9,870	3,352
Administrative services	46	42	134	123
Custodian and accounting fees	58	23	161	127
Professional services	70	25	170	76
Other	11	44	31	44
Total expenses	3,595	1,335	10,366	3,722
Net investment income	1,677	1,978	4,717	3,664
Net realized and unrealized gain (loss)	(2,273)	836	(937)	(1,180)
Net increase (decrease) in net assets resulting from operations	$(596)	$2,814	$3,780	$2,484
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
As of September 30, 2023 and December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2023 (Unaudited)	December 31, 2022
Level 1—Price quotations in active markets	$2,023	$2,465
Level 2—Significant other observable inputs	313,384	450,445
Level 3—Significant unobservable inputs	1,177,359	1,594,205
Total	$1,492,766	$2,047,115

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of September 30, 2023 and December 31, 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

	September 30, 2023 (Unaudited)		December 31, 2022
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	106	404	—	698
Level 3—Significant unobservable inputs	—	—	—	—
Total	$106	$404	$—	$698
The Company’s board of trustees is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. The Company’s board of trustees has designated FS/EIG Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes or pricing information from third-party pricing services are not generally available, are valued by FS/EIG Advisor with the assistance of independent valuation firms, which determine a valuation range of fair value for such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, the Company’s investment in SIIJV and all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if FS/EIG Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, FS/EIG Advisor typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy. In determining the fair values of fixed price swaps, FS/EIG Advisor utilizes an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. The fair value of the equity total return swap is determined daily based on the market price of the underlying asset. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the nine months ended September 30, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$443,245	$143,270	$10,074	$54,374	$400,414	$51,098	$491,730	$1,594,205
Accretion of discount (amortization of premium)	1,369	710	38	105	1,230	—	—	3,452
Net realized gain (loss)	(2,864)	(52)	4	8	(11,847)	—	(34,851)	(49,602)
Net change in unrealized appreciation (depreciation)	(47,570)	(785)	(229)	416	31,523	(1,906)	(78,656)	(97,207)
Purchases	65,317	—	—	—	—	—	246	65,563
Paid-in-kind interest	9,834	—	—	4,340	—	—	—	14,174
Sales and repayments	(76,948)	(73,544)	(107)	(1,500)	(162,115)	—	(39,822)	(354,036)
Transfers into Level 3(1)	—	—	—	—	—	—	810	810
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$392,383	$69,599	$9,780	$57,743	$259,205	$49,192	$339,457	$1,177,359
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(50,106)	$(591)	$(229)	$416	$25,880	$(1,906)	$(108,706)	$(135,242)

	For the Nine Months Ended September 30, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	1,426	194	36	105	3,473	—	—	5,234
Net realized gain (loss)	(12,186)	446	—	(27,541)	1,329	—	64,960	27,008
Net change in unrealized appreciation (depreciation)	26,048	(201)	(212)	34,394	(9,441)	1,277	82,667	134,532
Purchases	110,486	110,150	—	19,800	—	—	16,052	256,488
Paid-in-kind interest	9,627	537	—	7,916	188	—	—	18,268
Sales and repayments	(122,163)	(49,577)	—	(84,415)	(61,186)	—	(104,518)	(421,859)
Transfers into Level 3(1)	58,705	—	—	—	—	—	2,836	61,541
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$486,018	$145,632	$10,195	$54,918	$431,651	$52,047	$522,233	$1,702,694
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,286	$22	$(212)	$(293)	$(6,787)	$1,277	$83,316	$93,609
______________
(1)    Changes in inputs or methodologies used for valuing investments may result in transfers into or out of levels within the fair value hierarchy. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the nine months ended September 30, 2023 and 2022, transfers into Level 3 were due to decreased price transparency.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2023 and December 31, 2022 were as follows:

Type of Investment	Fair Value at September 30, 2023 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$358,949	Market Comparables	Market Yield (%)	8.8%-21.3%	13.6%
			EBITDA Multiples (x)	3.9x-7.7x	5.4x
	4,275	Discounted Cash Flow	Discount Rate (%)	9.0%-14.0%	11.5%
	19,400	Cost
	9,759	Other(2)
Senior Secured Loans—Second Lien	69,599	Market Comparables	Market Yield (%)	12.7%-14.5%	13.6%
Senior Secured Bonds	9,780	Market Comparables	Market Yield (%)	7.8%-8.8%	8.3%
Unsecured Debt	18,284	Market Comparables	Market Yield (%)	10.8%-11.8%	11.3%
	39,459	Other(2)
Preferred Equity	259,205	Market Comparables	Market Yield (%)	11.0%-26.8%	20.1%
			EBITDA Multiples (x)	13.3x-14.3x	13.8x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
Sustainable Infrastructure Investments, LLC	49,192	Discounted Cash Flow	Discount Rate (%)	13.5%-14.5%	14.0%
Equity/Other	308,680	Market Comparables	EBITDA Multiples (x)	2.8x-14.3x	6.1x
			Production Multiples (Mboe/d)	$26,591.0-$29,529.0	$28,060.0
			Proved Reserves Multiples (Mmboe)	$5.6-$6.2	$5.9
			Production Multiples (MMcfe/d)	$3,000.0-$3,600.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	0.3x-0.9x	0.8x
	2,478	Discounted Cash Flow	Discount Rate (%)	8.0%-35.0%	11.7%
	11,250	Option Valuation Model	Volatility (%)	27.2%-65.0%	36.4%
	17,049	Other(2)
Total	$1,177,359

FS Specialty Lending Fund
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
Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of September 30, 2023 and December 31, 2022. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2023 are discussed below.

	As of September 30, 2023 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.42%	$80,000	$420,000	September 6, 2026
Total			$80,000	$420,000

	As of December 31, 2022
Arrangement(1)	Type of Arrangement	Rate(4)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Term Loan	L+3.00%	$305,676	$—	February 16, 2023(5)
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023(6)
Total			$762,751	$—
______________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
(2)    The financing fee under the Barclays Facility is based on three-month term SOFR (with a floor of 0.00%) plus a facility margin calculated monthly as the weighted average of the individual margin of the Collateral Obligations (such individual margins ranging from 1.90% to 4.20%, depending on the type of Collateral Obligations; subject to a floor, in the aggregate, of 3.00%).
(3)    As of December 31, 2022, the fair value of the Senior Secured Notes was approximately $458,908. This valuation is considered a Level 2 valuation within the fair value hierarchy.
(4)    LIBOR was subject to a 0.00% floor.
(5)    On February 14, 2023, the Company repaid and terminated the JPMorgan Facility.
(6)    On May 15, 2023, the Company redeemed 100% of the issued and outstanding Senior Secured Notes at a price equal to 100% of the aggregate principal amount, plus the accrued but unpaid interest through to, but excluding, May 15, 2023.
For the nine months ended September 30, 2023 and 2022, the components of total interest expense for the Company's financing arrangements were as follows:

	Nine Months Ended September 30,
	2023			2022
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$613	$125	$738	$—	$—	$—
JPMorgan Facility(3)	2,790	238	3,028	9,458	1,830	11,288
Senior Secured Notes(4)	12,760	2,540	15,300	26,381	3,325	29,706
Total	$16,163	$2,903	$19,066	$35,839	$5,155	$40,994
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
The Company’s average borrowings and weighted average interest rate for the period from January 1, 2023 to May 15, 2023, the date on which the Company redeemed 100% of the issued and outstanding Senior Secured Notes, were $557,446 and 7.49%, respectively. The Company had no outstanding borrowings during the period from May 15, 2023 to September 5, 2023. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the period from September 6, 2023 (the date on which the Company entered into the Barclays Facility) to September 30, 2023, were $80,000 and 11.03%, respectively. As of September 30, 2023, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 8.90%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2022 were $770,774 and 7.01%, respectively. As of September 30, 2022, the Company’s effective interest rate on borrowings was 6.93%.
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2023 and December 31, 2022.
Barclays Facility
On September 6, 2023, the Company, through two wholly-owned, special purpose financing subsidiaries, FSSL Finance BB AssetCo LLC, or FSSL Finance BB AssetCo, and FSSL Finance BB Seller LLC, or FSSL Finance BB Seller, entered into a financing arrangement with Barclays Bank PLC, or Barclays, pursuant to which up to $500,000 will be made available to fund investments in loans and other corporate securities, or together, the Collateral Obligations, and for other general corporate purposes, or the Barclays Facility.
The financing fee under the Barclays Facility is based on three-month term SOFR (with a floor of 0.00%) plus a facility margin calculated monthly as the weighted average of the individual margin of the Collateral Obligations (such individual margins ranging from 1.90% to 4.20%, depending on the type of Collateral Obligations; subject to a floor, in the aggregate, of 3.00%).

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
Pursuant to the financing arrangement, the Company may contribute Collateral Obligations from time to time to FSSL Finance BB AssetCo, pursuant to a Sale and Contribution Agreement, dated as of September 6, 2023, between the Company and FSSL Finance BB AssetCo, or the Sale and Contribution Agreement. The assets held by FSSL Finance BB AssetCo secure the obligations of FSSL Finance BB AssetCo under the notes, or the Notes, issued by FSSL Finance BB AssetCo to FSSL Finance BB Seller, pursuant to an indenture, dated as of September 6, 2023, with Computershare Trust Company, N.A., or Computershare, as trustee, or the Indenture.
Principal on the Notes will be due and payable on the stated maturity date of July 1, 2033, and the Notes do not bear interest. Pursuant to the Indenture, FSSL Finance BB AssetCo has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes; (b) failure to disburse amounts in accordance with the priority of payments; (c) occurrence of certain bankruptcy and insolvency events with respect to FSSL Finance BB AssetCo; and (d) occurrence of a Repurchase Date under the Repurchase Agreement (defined below) as a result of an event of default with respect to FSSL Finance BB Seller. FSSL Finance BB Seller acquired and subscribed for the Notes pursuant to a Subscription Agreement, dated as of September 6, 2023, between FSSL Finance BB AssetCo and FSSL Finance BB Seller as the investor.
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transaction with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on September 6, 2023, Barclays purchased the Notes held by FSSL Finance BB Seller for an initial purchase price of $80,000, which price may, subject to satisfaction of certain conditions, increase from time to time up to the maximum aggregate purchase price of $500,000. The scheduled Repurchase Date is September 6, 2026.
Pursuant to the Repurchase Agreement, FSSL Finance BB Seller has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Repurchase Agreement contains events of default customary for similar financing transactions, including, without limitation: (a) failure to pay the repurchase price upon the applicable payment dates; (b) failure to pay the financing fees and make-whole amounts when due; (c) failure to post collateral as required; (d) occurrence of an event of default under the Indenture, (e) occurrence of insolvency events with respect to FSSL Finance BB Seller; (f) cross default by the Company with respect to its indebtedness above a certain threshold amount and (g) financial covenant breach by the Company.
On September 6, 2023, Notes in an aggregate principal amount of $80,000 were purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $74,502. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $5,498 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of September 30, 2023, $5,373 of such deferred financing costs had yet to be amortized to interest expense.
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

FS Specialty Lending Fund
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
Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Nine Months Ended September 30, 2023 (Unaudited)	Year Ended December 31, 2022
Per Share Data:(1)
Net asset value, beginning of period	$3.88	$3.59
Results of operations(2)
Net investment income	0.12	0.16
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.30)	0.25
Net increase (decrease) in net assets resulting from operations	(0.18)	0.41
Shareholder distributions(3)
Distributions from net investment income	(0.06)	(0.12)
Net decrease in net assets resulting from shareholder distributions	(0.06)	(0.12)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.64	$3.88
Shares outstanding, end of period	455,506,234	451,465,673
Total return(5)	(4.70)%	11.39%
Total return (without assuming reinvestment of distributions)(5)	(4.64)%	11.29%
Ratio/Supplemental Data:
Net assets, end of period	$1,657,461	$1,753,748
Ratio of net investment income to average net assets(6)(7)	4.30%	4.02%
Ratio of total operating expenses to average net assets(6)	4.60%	6.78%
Ratio of management fee offset to average net assets(6)	(0.02)%	(0.15)%
Ratio of net operating expenses to average net assets(6)	4.58%	6.63%
Ratio of interest expense to average net assets(6)	1.47%	3.21%
Ratio of federal and state taxes to average net assets(6)	0.17%	0.13%
Portfolio turnover(8)	14.79%	16.15%
Total amount of senior securities outstanding, exclusive of treasury securities	$80,000	$762,751
Asset coverage per unit(9)	21.72	3.30
_________________________
(1)    Per share data may be rounded in order to recompute the ending net asset value per share.
(2)    The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)    The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Specialty Lending Fund
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
(5)    The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. Following the termination of the Company’s distribution reinvestment plan effective September 15, 2023, the total return for each period presented subsequent to the effective date was calculated based on the change in net asset value during the applicable period, assuming the reinvestment of all distributions at the Company’s net asset value per share as of the period end date. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company’s common shares. The total returns include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to shareholders.
(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2023 are annualized. Annualized ratios for the nine months ended September 30, 2023 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2023.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 4.28% and 3.87% for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the nine months ended September 30, 2023 is not annualized.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (in thousands, except share and per share amounts)
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us" and "our" refer to FS Specialty Lending Fund and "FS/EIG Advisor" refers to FS/EIG Advisor, LLC.
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
•    future changes in laws or regulations and conditions in our operating areas; and
•    our ability to (i) transition to a diversified credit strategy within anticipated timeframes or at all, (ii) pay the targeted distributions, (iii) obtain the applied-for exemptive relief, (iv) obtain leverage on terms satisfactory to us and (v) achieve a liquidity event.

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
On May 15, 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in Energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. We commenced transitioning our portfolio holdings away from Energy investments in May 2023, while remaining in compliance with our then-current investment policy. Following a shareholder notice period, the new policy became effective on September 29, 2023. Our allocation to Energy investments is expected to decline over time through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation is dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, our access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
Our current investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change.
Our current investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We intend to pursue our investment objectives by investing in both direct originations and broadly syndicated investments of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments. Investing in both direct originations and broadly syndicated investments allows us to be dynamic in our pursuit of opportunities across changing economic and credit cycles. We intend to focus on the following investment categories in an effort to generate returns for our investors with an acceptable level of risk.
•    Direct Originations: Direct lending and innovative capital structure solutions to both sponsored and non-sponsored companies, typically based in the U.S. and operating within the middle market. These investments may include both debt and equity components.
•    Broadly Syndicated Loan and Bond Transactions: Opportunistic investments into primary and secondary market, broadly syndicated loans and bonds. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies.
In the case of broadly syndicated investments, we generally intend to capitalize on market inefficiencies by investing in loans, bonds, and other asset classes where the market price of such investment reflects a lower value than we believe is warranted based on our fundamental analysis, providing us with an opportunity to earn an attractive return on our investment.
However, we may pursue other investment opportunities if we believe they are in our best interests and consistent with our investment objectives.
Prior to September 29, 2023, our investment policy was to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies and our investment objectives were to generate current income and long-term capital appreciation. We pursued our previous investment objectives by focusing on the following seven investment themes: (i) basin-on-basin competition in U.S. shale, (ii) globalization of natural gas, (iii) coal retirements and the evolving energy generation mix, (iv) renewables focused on power grid parity, (v) export infrastructure for emerging U.S. producers, (vi) market liberalization opening new markets and (vii) midstream infrastructure connecting new supplies. However, we could pursue other investment opportunities if we believed they were in our best interests and consistent with our then-current investment objectives.

The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and income-oriented preferred and common equity interests, of privately-held Energy companies within the United States although we expect our portfolio to shift away from investments in privately-held Energy companies as we transition to a diversified credit strategy. Generally, in the long-term we expect to invest primarily in directly originated investments and primary market transactions, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. A portion of our portfolio may be comprised of derivatives, including the use of total return swaps, credit default swaps and other commodity swap contracts. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.
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
Energy Market Developments
Events in recent years such as global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have, at times, resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery since 2021, volatility in the energy markets may persist, recur or worsen, as a result of these events or other macroeconomic events, such as the current conflict in Ukraine and sanctions imposed on Russia in response. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. Many of our portfolio companies are performing well, and energy markets are currently experiencing relatively stable conditions. However, we expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and could become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of depressed commodity prices or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. We expect to provide enhanced quarterly distributions to shareholders commencing in October 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the then-current estimated net asset value beyond 2026. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2023 and for the Year Ended December 31, 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2023:

Net Investment Activity	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
Purchases	$165,431		$256,755
Sales and Repayments	(128,792)		(688,966)
Net Portfolio Activity	$36,639		$(432,211)

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$155,962	94%	$229,913	90%
Senior Secured Bonds	9,306	6%	23,312	9%
Equity/Other	163	0%	3,530	1%
Total	$165,431	100%	$256,755	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$675,016	$631,307	42%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	70,267	69,599	5%	143,153	143,270	7%
Senior Secured Bonds	33,385	32,681	2%	10,064	10,074	0%
Unsecured Debt	108,367	109,302	7%	253,675	241,418	12%
Preferred Equity	252,450	259,205	18%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	54,514	49,192	3%	54,514	51,098	2%
Equity/Other	259,083	341,480	23%	333,510	494,195	24%
Total	$1,453,082	$1,492,766	100%	$1,922,940	$2,047,115	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Number of Portfolio Companies	56	63
% Variable Rate (based on fair value)	44.1%	36.8%
% Fixed Rate (based on fair value)	12.4%	17.0%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	23.5%	28.9%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	20.0%	17.3%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	88.1%	97.5%
% of Investments on Non-Accrual (based on fair value)	13.1%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.9%	7.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	11.2%	9.3%
We expect to provide enhanced quarterly distributions to shareholders commencing in October 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the then-current estimated net asset value beyond 2026. We expect a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. For the nine months ended September 30, 2023 and the year ended December 31, 2022, our total return was (4.70)% and 11.39%, respectively, and our total return without assuming reinvestment of distributions was (4.64)% and 11.29%, respectively.

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
The following table presents certain selected information regarding our Direct Originations as of September 30, 2023 and December 31, 2022:

Characteristics of All Direct Originations held in Portfolio	September 30, 2023	December 31, 2022
Number of Portfolio Companies	32	40
% of Investments on Non-Accrual (based on fair value)	17.3%	14.4%
Total Cost of Direct Originations	$1,068,114	$1,387,547
Total Fair Value of Direct Originations	$1,125,005	$1,537,417
% of Total Investments, at Fair Value	75.4%	75.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	7.0%	6.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	11.5%	9.7%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,125,005	75%	$1,537,417	75%
Broadly Syndicated/Other	367,761	25%	509,698	25%
Total	$1,492,766	100%	$2,047,115	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,038,120	70%	1,426,668	70%
3	171,663	11%	336,097	16%
4	213,388	14%	255,580	13%
5	69,595	5%	28,770	1%
Total	$1,492,766	100%	$2,047,115	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues
Our investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$27,180	89%	$33,449	82%	$84,371	73%	$87,351	71%
Paid-in-kind interest income	2,343	8%	5,799	14%	14,174	12%	18,268	15%
Fee income	586	2%	1,061	3%	1,712	2%	11,520	9%
Dividend income	334	1%	479	1%	14,757	13%	6,631	5%
Total investment income(1)	$30,443	100%	$40,788	100%	$115,014	100%	$123,770	100%
_____________________________
(1)     Such revenues represent $26,728 and $33,449 of cash income earned as well as $3,715 and $7,339 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2023 and 2022, respectively, and represent $96,356 and $100,076 of cash income earned as well as $18,658 and $23,694 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The decrease in the amount of interest income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio and certain investments being placed on non-accrual.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in the amount of fee income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the decrease in prepayment activity during the period.
The increase in the amount of dividend income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the increase in dividends paid with respect to our investments in certain common equities.

Expenses
Our operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$7,778	$11,350	$26,957	$33,361
Administrative services expenses	1,887	1,695	4,566	4,605
Share transfer agent fees	820	768	2,365	2,216
Accounting and administrative fees	82	369	444	735
Interest expense	738	14,104	19,066	40,994
Trustees' fees	163	161	503	578
Expenses associated with our independent audit and related fees	142	213	406	436
Legal fees	708	101	945	251
Printing fees	287	73	512	482
Other	349	455	1,661	1,333
Total operating expenses	12,954	29,289	57,425	84,991
Less: Management fee offset	(63)	(208)	(337)	(2,606)
Net operating expenses before taxes	12,891	29,081	57,088	82,385
Federal and state taxes	834	17	2,150	669
Total net expenses, including federal and state taxes	$13,725	$29,098	$59,238	$83,054
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2023 and 2022 (not annualized):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ratio of operating expenses and federal and state taxes to average net assets	0.81%	1.62%	3.45%	4.96%
Ratio of management fee offset to average net assets	0.00%	(0.01)%	(0.02)%	(0.15)%
Ratio of net operating expenses and federal and state taxes to average net assets	0.81%	1.61%	3.43%	4.81%
Ratio of interest expense and federal and state taxes to average net assets	(0.09)%	(0.78)%	(1.23)%	(2.41)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.72%	0.83%	2.20%	2.40%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as LIBOR or SOFR, utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $63 and $208 for the three months ended September 30, 2023 and 2022, respectively, and $337 and $2,606 for the nine months ended September 30, 2023 and 2022, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and nine months ended September 30, 2023 and 2022.
Net Investment Income
Our net investment income totaled $16,718 ($0.04 per share) and $11,690 ($0.03 per share) for the three months ended September 30, 2023 and 2022, respectively, and $55,776 ($0.12 per share) and $40,716 ($0.09 per share) for the nine months ended September 30, 2023 and 2022, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments(1)	$6,390	$5,310	$(56,305)	$36,770
Net realized gain (loss) on foreign currency	(3)	(202)	(123)	(202)
Net realized gain (loss) on swap contracts	(138)	(812)	88	(2,620)
Net realized gain (loss) on debt extinguishment	—	—	—	(929)
Total net realized gain (loss)	$6,249	$4,296	$(56,340)	$33,019
_________________________
(1)    We sold investments and received principal repayments of $52,594 and $76,198, respectively, during the three months ended September 30, 2023 and $30,220 and $115,045, respectively, during the three months ended September 30, 2022. We sold investments and received principal repayments of $356,811 and $332,155, respectively, during the nine months ended September 30, 2023 and $300,911 and $351,756, respectively, during the nine months ended September 30, 2022.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$(49,580)	$(70,610)	$(84,491)	$80,592
Net change in unrealized appreciation (depreciation) on swap contracts	(803)	3,582	400	(6)
Net change in unrealized appreciation (depreciation) on foreign currency	(7)	(59)	27	(59)
Total net change in unrealized appreciation (depreciation)	$(50,390)	$(67,087)	$(84,064)	$80,527
During the three and nine months ended September 30, 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets. During the three and nine months ended September 30, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized appreciation to realized gains.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $(27,423) ($(0.06) per share) and $(51,101) ($(0.11) per share), respectively. For the nine months ended September 30, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $(84,628) ($(0.19) per share) and $154,262 ($0.34 per share), respectively.
This “Results of Operations” section should be read in conjunction with “Energy Market Developments” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2023, we had $289,738 in cash, which we held in custodial accounts and $420,000 in borrowings available under the Barclays Facility. As of September 30, 2023, we also had broadly syndicated investments that could be sold to create additional liquidity. As of September 30, 2023, we had three senior secured loan investments with aggregate unfunded commitments of $6,741 and unfunded commitments of $7,625 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
We generate cash primarily from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we may also seek to employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but unless and until we elect otherwise, as permitted by the 1940 Act, in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

Prior to investing in securities of portfolio companies, we invest the net proceeds from sales and paydowns of existing investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
In light of difficult market conditions, we took several steps in 2020 to seek to enhance our liquidity by, among other things, suspending our share repurchase program, suspending regular cash distributions and reducing leverage by paying down borrowings. The share repurchase program and regular cash distributions currently remain suspended.
This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Energy Market Developments” above and “—Financing Arrangements” below.
Financing Arrangements
The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2023:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.42%	$80,000	$420,000	September 6, 2026
Total			$80,000	$420,000
______________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    The financing fee under the Barclays Facility is based on three-month term SOFR (with a floor of 0.00%) plus a facility margin calculated monthly as the weighted average of the individual margin of the Collateral Obligations (such individual margins ranging from 1.90% to 4.20%, depending on the type of Collateral Obligations; subject to a floor, in the aggregate, of 3.00%).
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
We intend to make any regular distributions in the form of cash, out of assets legally available for distribution. Prior to September 15, 2023, shareholders could elect to receive their cash distributions in additional common shares under our distribution reinvestment plan. Any distributions reinvested under the plan nevertheless remained taxable to a U.S. shareholder. Our distribution reinvestment plan was terminated effective as of September 15, 2023.
We expect to provide enhanced quarterly distributions to shareholders commencing in October 2023 at an annualized distribution rate of approximately 7.5% based on our estimated net asset value at the time of declaration and increasing in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15% of the then-current estimated net asset value beyond 2026. We expect a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. FS/EIG Advisor and our board of trustees expect that future regular cash distributions to shareholders will remain suspended until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the nine months ended September 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.03	$13,426
June 30, 2022	0.03	13,465
September 30, 2022	0.03	13,504
Total	$0.09	$40,395
Fiscal 2023
March 31, 2023	$0.03	$13,584
June 30, 2023	0.03	13,624
September 30, 2023	—	—
Total	$0.06	$27,208
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
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
Swap contracts typically are valued at their daily prices obtained from an independent third party. The aggregate settlement values and notional amounts of the swap contracts are not recorded in the consolidated balance sheets. Fluctuations in the value of the swap contracts are recorded in the consolidated balance sheets as gross assets and gross liabilities and in the statements of operations as unrealized appreciation (depreciation) until closed, when they will be recorded as net realized gain (loss).
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the nine months ended September 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 44.1% of our portfolio investments (based on fair value) paid variable interest rates, 12.4% paid fixed interest rates, 23.5% were income producing preferred equity and equity/other investments and the remaining 20.0% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the Barclays Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2023 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(8,823)	$(800)	$(8,023)	(7.5)%
No change	—	—	—	—
Up 100 basis points	$5,176	$800	$4,376	4.1%
Up 300 basis points	$19,174	$2,400	$16,774	15.6%
Up 500 basis points	$33,173	$4,000	$29,173	27.2%
___________________
(1)     Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)     Assumes current debt outstanding as of September 30, 2023, and no changes over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2023 and 2022, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable. See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program and de minimis account liquidation.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
3.3    Amendment No. 2 to the Third Amended and Restated Declaration of Trust of the Company. (Incorporated by reference to Exhibit 3.1 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on October 3, 2023.)
3.4    Second Amended and Restated Bylaws of FS Energy and Power Fund. (Incorporated by reference to Exhibit 3.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on June 1, 2017.)
3.5    Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on October 3, 2023.)
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
10.3    Sale and Contribution Agreement, dated September 6, 2023, by and between FS Energy and Power Fund and FSSL Finance BB AssetCo LLC. (Incorporated by reference to Exhibit 10.1 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)
10.4    Indenture, dated as of September 6, 2023, by and between FSSL Finance BB AssetCo LLC, Barclays Bank PLC, and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)
10.5    FSSL Finance BB AssetCo LLC Notes Due 2033. (Incorporated by reference to Exhibit 10.3 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)
10.6    Master Repurchase Agreement (September 1996 version), by and between Barclays Bank PLC and FSSL Finance BB Seller LLC, together with Annex 1 and the Master Confirmation thereto, each dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.4 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)
10.7    Guaranty, by FS Energy and Power Fund in favor of Barclays Bank PLC, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.5 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)
10.8    Collateral Administration Agreement, by and between FSSL Finance BB AssetCo LLC, FS Energy and Power Fund and Computershare Trust Company, N.A., dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.6 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)
10.9    Investment Management Agreement, by and between FSSL Finance BB AssetCo LLC and FS Energy and Power Fund, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.7 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)
10.10    Margining Agreement, by and between FSSL Finance BB AssetCo LLC, FS Energy and Power Fund, FSSL Finance BB Seller LLC and Barclays Bank PLC, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.8 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 21, 2023.)

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
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2023.

FS Specialty Lending Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)