Form 10-K
period 2023-12-31
FS Specialty Lending Fund
filed 2024-03-15
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
There is no established market for the Registrant's common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it continued to issue shares pursuant to its distribution reinvestment plan until the plan was terminated effective September 15, 2023. The price at which the registrant last issued shares pursuant to the distribution reinvestment plan prior to the plan's termination was $3.75 per share.
There were 455,506,155 shares of the Registrant's common shares of beneficial interest outstanding as of March 1, 2024.
 Documents Incorporated by Reference
The contents of the amendment to this Annual Report on Form 10-K, which will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FS SPECIALTY LENDING FUND
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2023

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.
Item 1. Business.
FS Specialty Lending Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2023, we had total assets of approximately $2.1 billion.
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
On May 15, 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in Energy (defined below) companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. In May 2023, we commenced transitioning our portfolio holdings away from Energy investments, while remaining in compliance with our then-current investment policy. Following a shareholder notice period, the new investment policy became effective on September 29, 2023. Our allocation to Energy investments is expected to decline over time through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation is dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, our access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
Our current investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. For purposes of our policy, “credit instruments” may include senior secured loans, unsecured loans, corporate bonds, notes, bills, debentures, distressed securities, mezzanine securities, collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, bank loans, corporate loans, government and municipal obligations, mortgage-backed securities, asset-backed securities, repurchase agreements and other fixed-income instruments of a similar nature that may be represented by derivatives such as options, forwards, futures contracts or swap agreements.
Our current investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We intend to pursue our investment objectives by investing in both direct originations and broadly syndicated investments of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments. Investing in both direct originations and broadly syndicated investments allows us to be dynamic in our pursuit of opportunities across changing economic and credit cycles in an effort to generate returns for our investors with an acceptable level of risk. Both categories of investments are described below.
•Direct Originations: Direct lending and innovative capital structure solutions to both sponsored and non-sponsored companies, typically based in the U.S. and operating within the middle market. These investments may include both debt and equity components.
•Broadly Syndicated Loan and Bond Transactions: Opportunistic investments into primary and secondary markets, broadly syndicated loans and bonds. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In the case of broadly syndicated investments, we generally intend to capitalize on market inefficiencies by investing in loans, bonds, and other asset classes where the market price of such investment reflects a lower value or the yield is higher than we believe is warranted based on our fundamental analysis, providing us with an opportunity to earn an attractive return on our investment.
However, we may pursue other investment opportunities if we believe they are in our best interests and consistent with our investment objectives.
We seek to achieve our current investment objectives by:
•utilizing the experience and expertise of FS/EIG Advisor in sourcing, evaluating and structuring transactions;

•employing a conservative investment approach focused on high conviction investment opportunities across the investment universe that offer attractive risk-adjusted income and returns and long term investment performance;
•investing across various sectors and sub-sectors depending on, among other things, market conditions, available investment opportunities, portfolio composition and other factors;
•opportunistically investing in liquid investments and dynamically adjusting allocations between public and private markets depending on where the risk adjusted returns are attractive;
•focusing primarily on debt or debt-like investments in a broad array of companies within the United States;
•making select equity investments in certain companies that have strong growth potential;
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
Under our previous investment policy, we sought to concentrate our investments on debt securities in Energy companies that we believed had, or were connected to, a strong infrastructure and/or underlying asset base so as to enhance collateral coverage and downside protection for our investments. We also made select equity investments in certain Energy companies meeting our previous investment objectives. Our primary areas of focus were the upstream, midstream, power and service and equipment sub-sectors of the Energy industry; however, we broadly defined our ‘‘Energy Investment Universe’’ as follows:
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
The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and other income-producing investments, of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although we expect our portfolio to continue to shift away from investments in Energy companies as we pursue a diversified credit strategy. Generally, in the long-term, we expect to weight our investments more heavily towards directly originated investments, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. However, our current investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our current preferred equity investments are generally directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps, credit default swaps and other swap contracts. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or other more opportunistic investments. We expect that the size of our individual investments will generally range between $10 million and $250 million each, although investments may vary proportionately as amounts available for investment change and the size of our capital base changes and will ultimately be at the discretion of FS/EIG Advisor, subject to oversight by our board of trustees.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively our co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG (as defined below), our board of trustees authorized and directed that we (i) withdraw from the Order, except with respect to any transaction in which we participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits us to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. On September 19, 2023, we, among other applicants, filed an application with the SEC to seek permission to co-invest in certain privately negotiated transactions with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Tactical Opportunities Fund. The application provides that, among other things, should the SEC grant the requested order, we would withdraw from the EIG Order, except with respect to any transaction in which we participated in reliance on the EIG Order prior to the issuance of the new order. There is no guarantee if and when the application will be granted by the SEC.
While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. Prior to any liquidity event, a non-traded structure allows us to operate with a long-term view, instead of managing to quarterly market expectations. We and FS/EIG Advisor will continue to evaluate the appropriate form and timing of any liquidity event, taking into account, among other things, the composition of our portfolio, portfolio performance and market conditions.
For information regarding our share repurchase program and distributions, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, De Minimis Account Liquidation and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”
About FS/EIG Advisor
FS/EIG Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. FS/EIG Advisor is jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), and EIG Asset Management, LLC, or EIG. Our chairman and chief executive officer, Michael C. Forman, serves as FS/EIG Advisor’s chairman and chief executive officer.
FS/EIG Advisor’s management team has significant experience investing in the credit markets, including private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by personnel of FS Investments, EIG and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS/EIG Advisor’s management team, will allow FS/EIG Advisor to successfully execute our investment strategies.
Our board of trustees, including a majority of independent trustees, oversees and monitors our investment performance, and annually reviews the FS/EIG investment advisory agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.

About FS Investments
FS Investments is a global alternative asset manager dedicated to delivering superior performance and innovative investment and capital solutions. The firm manages over $79 billion in assets for a wide range of clients, including institutional investors, financial professionals and individual investors. FS Investments provides access to a broad suite of alternative asset classes and strategies through its best-in-class investment teams and partners. With its diversified platform and flexible capital solutions, the firm is a valued partner to general partners, asset owners and portfolio companies. FS Investments is grounded in its high-performance culture and guided by its commitment to building value for its clients, investing in its colleagues and giving back to its communities. The firm has more than 500 employees across offices in the U.S., Europe and Asia and is headquartered in Philadelphia.
About EIG
EIG is a leading institutional investor in the global energy and infrastructure sectors with $22.9 billion under management as of December 31, 2023. EIG specializes in private investments in energy and energy-related infrastructure on a global basis. During its 41-year history, EIG has committed over $47.1 billion to the energy sector through over 405 projects or companies in 42 countries on six continents. EIG’s clients include many of the leading pension plans, insurance companies, endowments, foundations and sovereign wealth funds in the U.S., Asia and Europe. EIG is headquartered in Washington, D.C. with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For additional information, please visit EIG’s website at www.eigpartners.com.
Potential Market Opportunity
FS/EIG Advisor believes that opportunities exist in non-traditional areas of the credit market that can offer enhanced return potential. These opportunities may offer above-market returns because they are misunderstood or can be difficult to source, analyze, structure and/or have illiquidity premiums.
Characteristics of and Risks Related to Investments in Private Companies
The majority of our portfolio is comprised of income-oriented securities of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although we expect our portfolio to continue to shift away from investments in Energy companies as we pursue a diversified credit strategy. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market, and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS/EIG Advisor directly, or indirectly through FS Investments or EIG, to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.
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
We currently seek to achieve our current investment objectives by focusing on strategies such as direct originations, including innovative capital structure solutions, and broadly syndicated loan and bond transactions, which may include event-driven investments, opportunistic performing credit and special situations. By focusing on these opportunities, FS/EIG Advisor believes it can create a portfolio that offers high potential income and returns while limiting our risk. These strategies are described in further detail below.

Direct Originations
Capital Structure Solutions
Constrained mandates create an opportunity to lend to companies that do not satisfy conventional lending criteria. Non-traditional borrowers include companies without financial sponsors or backed by small or emerging sponsors, businesses in industries that are in transition, overlevered, stressed or distressed businesses and/or companies with unconventional or niche assets. Traditional lenders, whether banks, private credit funds or others, tend to avoid lending to these businesses because of regulations, limited investment mandates or lack of expertise.
Based on prior experience, FS/EIG Advisor believes that it can offer target portfolio companies a variety of customized financing solutions to meet their capital needs, while providing us with attractive risk-adjusted returns. These solutions are typically highly structured and offer yield premiums compared to traditional blue chip sponsor-based private lending and investments in high yield and broadly syndicated loans. The highly structured nature of the investments can also provide for significant downside protection in the form of strong creditor protections. FS/EIG Advisor believes that this capital structure solutions investment strategy provides us with an alternative and differentiated capability that diversifies and enhances our risk-adjusted return profile.
Broadly Syndicated Loan and Bond Transactions
Event-Driven
We may seek to take advantage of dislocations that arise in the markets due to an impending event for which the market’s apparent expectation of value differs substantially from the view of FS/EIG Advisor. Event-driven investing requires FS/EIG Advisor to make judgments concerning, among other things, (i) the likelihood that an event will occur and (ii) the impact such event will have on the value of a company’s loans and securities. Such events may include a looming debt maturity or default, merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Event-driven investing depends much more heavily on FS/EIG Advisor’s ability to successfully predict the outcomes of these events than on underlying macroeconomic fundamentals such as the level of interest rates or gross domestic product. As a result, successful event-driven strategies may offer substantial diversification benefits and the ability to generate performance in uncertain market environments. Our investment strategy revolves around a thorough due diligence process and is based on the belief that a deep understanding of companies and the industries in which they operate is critical to generating positive income and returns.
Opportunistic Performing Credit
We seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities for which the income of such investment reflects a higher risk premium or the market price of such investment reflects a lower value than deemed warranted by FS/EIG Advisor’s fundamental analysis. These opportunities may often be idiosyncratic in nature, as specific issues or complexity related to a prospective investment may drive the excess yield or total return potential. FS/EIG Advisor believes that market price inefficiencies may occur due to, among other things, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. Market price inefficiencies may also arise from broader market dislocations, which can include broad-based, risk-off sentiment across multiple markets as well as specific technical dislocations within a single market. FS/EIG Advisor seeks to allocate capital to securities that have been mispriced by the market and that it believes represent attractive investment opportunities.
Special Situations
Our special situations credit strategy provides flexibility to take advantage of secondary market credit opportunities with asymmetrical risk and return profiles. We seek to purchase instruments at a discount to intrinsic value from forced sellers or unnatural holders as a result of stress, distress or major events, or change at a company or industry level. The need for holders to transition out of a credit combined with a high level of complexity surrounding the investment can present an opportunity to purchase instruments at a significant discount to its fair value as determined by FS/EIG Advisor. Such investment opportunities may include investments in loans, bonds and other securities issued by companies that are over levered, facing temporary or permanent business issues, have a current or pending covenant violation, have looming debt maturities and may lack the ability to refinance or have defaulted on their debt instruments. Investments may include purchasing a portion of outstanding debt, the entire tranche or a portfolio of investments. Opportunities can be created by idiosyncratic issues at the company or industry level or by a macro-driven credit cycle.
Idiosyncratic opportunities can generate attractive returns at any point in the credit cycle, with low correlation to credit market indexes. Macro-driven credit cycles can provide an additional source of risk-adjusted return to the investment strategy by increasing the investible universe which is often coupled with market dislocations that creates increased discounts to intrinsic value.

Other
Investments may also include other assets or opportunities that are consistent with our investment approach, provided that such investments are appropriate from a tax, regulatory and operational perspective.
Our flexible strategy across several areas of opportunity allows FS/EIG Advisor to focus on what we believe are the most attractive opportunities across both the public and private markets at any given point in time. We believe this helps to mitigate timing risk and contributes to consistent deal flow.
When identifying prospective portfolio companies pursuant to the investment strategy described above, we often focus on the attributes set forth below, which we believe help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:
•Deeply-rooted asset value. We seek to invest in companies that have significant asset value rather than speculative investments. We focus on companies that have strong potential for enhancing asset value through factors within their control, such as operating cost reductions and revenue increases driven by improved operations of previously under-performing or under-exploited assets. We expect such investments to have significant collateral coverage and downside protection irrespective of the broader economy.
◦Defensible market positions. We seek to invest in companies that have developed strong positions within their sector or sub-sector and exhibit the potential to maintain sufficient cash flows and profitability to service our investments in a range of economic environments. We seek companies that can protect their competitive advantages through, among other things, scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
◦Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically require our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.
◦Allocation among various issuers, sectors and sub-sectors. We seek to allocate our portfolio broadly among issuers, sectors and sub-sectors, thereby attempting to reduce the risk of a downturn in any one company, sector or sub-sector having a disproportionate adverse impact on the value of our portfolio where possible. We expect our allocation to Energy investments to decline over time as we continue to rotate the portfolio to pursue the diversified credit strategy, though the pace of the portfolio rotation is dependent upon a number of factors, many of which are outside of our control.
In addition, since the JV Effective Date, the EIG Order has permitted us to participate in co-investment transactions with certain other EIG advised funds. We also recently filed an application with the SEC to seek permission to co-invest in certain privately negotiated transactions with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Tactical Opportunities Fund. The application provides that, among other things, should the SEC grant the requested order, we would withdraw from the EIG Order, except with respect to any transaction in which we participated in reliance on the EIG Order prior to the issuance of the new order. There is no guarantee if and when the application will be granted by the SEC. We believe that the ability to participate in co-investment transactions with other funds under a new order will permit us to participate in a broader range of, and allocate a higher percentage of our portfolio to, secured, directly negotiated investments as we pursue a diversified credit strategy.
Joint Venture
Since January 2020, we have also invested with Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, through Sustainable Infrastructure Investments, LLC, or SIIJV, a joint venture between us and Imperial. SIIJV invests its capital in first lien senior secured loans to middle market companies, broadly syndicated loans and other midstream and renewables assets. We and Imperial each have 50% voting control of SIIJV and together are required to agree on all investment decisions as well as all other significant actions for SIIJV. As of December 31, 2023, SIIJV had total capital commitments of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars pursuant to which we and Imperial have agreed to provide 87.5% and 12.5%, respectively, of the committed capital. As of December 31, 2023, we and Imperial funded approximately $49,313 to SIIJV, of which $43,150 was from us. As of December 31, 2023, our investment in SIIJV had a fair market value of approximately $39,427. We do not consolidate SIIJV in our consolidated financial statements.

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large Platform with Seasoned Investment Professionals.
We believe that the breadth and depth of the experience of FS/EIG Advisor’s management team, which is dedicated to sourcing, structuring, diligencing, executing and monitoring a broad range of private and public investments, provides us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities.
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
Disciplined, Income-Oriented Investment Philosophy.
FS/EIG Advisor employs an investment approach focused on current income and, to a lesser extent, long-term investment performance. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment Expertise Across All Levels of the Corporate Capital Structure.
FS/EIG Advisor believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for positive returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions. In addition, we seek to leverage this broad-ranging capability to enable us to provide companies with financing that most closely aligns with their particular capital needs. We believe that such flexibility is valuable to companies and provides us with an advantage over other capital providers that are more limited in the securities in which they invest.
Investment Sourcing Capabilities.
We believe that the experience, technical expertise, depth and continuity of FS/EIG Advisor’s team are key differentiators for us relative to our competitors. We believe that FS/EIG Advisor’s substantial in-house technical expertise and recognized brand name in the industry provide a competitive advantage in sourcing, analyzing and executing diversified credit investments, as FS/EIG Advisor is typically able to make independent evaluations of investment opportunities without significant reliance on third-party consultants.
Energy Specialists with In-House Technical Expertise.
Although our allocation to Energy investments is expected to decline as we continue to pursue a diversified credit strategy, the energy industry expertise and experience of the investment personnel of FS/EIG Advisor continues to represent a competitive advantage for us as we seek to rotate our portfolio. We believe it is important to have experience investing throughout multiple business and commodity cycles and maintain extensive technical capabilities due to the complexities in the underlying businesses. Focusing on providing capital to Energy projects and companies since 1982, EIG maintains one of the longest continuous track records of any specialist institutional investor in the industry. FS/EIG Advisor leverages this experience as it makes investment decisions related to the rotation of the Energy portion of our portfolio.

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
Investment Types
We may invest in both private and public U.S. and, to a lesser extent non-U.S., debt and equity securities, including, without limitation, senior secured, second lien and unsecured loans, secured and unsecured bonds, structured products, convertible bonds, preferred stocks and any other type of credit or equity investment that is consistent with our investment objectives. In making these investments, we may also seek to purchase investments across the investment spectrum that FS/EIG Advisor believes are mispriced and offer the potential for exceptional risk-adjusted income and returns.
The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and other income-producing investments, of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although we expect our portfolio to continue to shift away from investments in Energy companies as we pursue a diversified credit strategy. Generally, in the long-term, we expect to weight our investments more heavily towards directly originated investments, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. However, our current investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our current preferred equity investments are generally directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in MLPs. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps, credit default swaps and other swap contracts. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.
Historically, we have focused on the following investment categories: (i) direct originations and (ii) broadly syndicated investments. Going forward, FS/EIG Advisor intends to continue to focus on these categories while being active in its pursuit of opportunities across changing economic and credit cycles. We expect our focus over time will be more heavily weighted towards directly originated investments, though the current investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive.
Senior secured debt
Senior secured debt is situated at the top of the capital structure. Because this debt has priority in payment, it typically carries the lowest risk among all investments in a company. Generally, senior secured debt in which we invest is expected to have a maturity period of three to seven years and have first priority security interests in the assets of the borrower. Senior secured debt may also include second lien debt, which is granted a second priority security interest in the assets of the borrower, meaning that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid, and the value of the collateral may not be enough to repay in full both first lien secured debt and second lien secured debt. Generally, we expect that the variable interest rate on our first lien debt will typically range between 4.0% and 9.0% over a standard benchmark, such as the prime rate, or the Secured Overnight Financing Rate, or SOFR. We expect that the variable interest rate on second lien debt will range between 6.0% and 12.0% over a standard benchmark. In addition, we may receive additional returns from any yield enhancements we receive in connection with these investments.
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
Equity and equity-related securities
We hold and may continue to hold select and potentially significant positions in equity securities, including common stock and convertible securities, or other assets that we receive in exchange for our credit instruments as part of a reorganization or restructuring process, and may hold those assets until such time as FS/EIG Advisor believes that a disposition is most advantageous. Such assets, to the extent received as part of a reorganization or restructuring process, will be considered “credit instruments” for purposes of our intention to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets.
We may also purchase select positions in equity securities, including common stock and convertible securities. Such assets, to the extent purchased in the market or not received as part of a reorganization or restructuring process, will not be considered “credit instruments” for this purpose.
Preferred equity typically includes a stated value or liquidation preference that is contractually senior to common equity, and may include a dividend or yield feature. Holders of preferred equity can be entitled to a wide range of voting and other rights, depending on the structure of each security. Preferred equity can also include a conversion feature whereby the securities convert into common stock based on established parameters according to set ratios. We seek to invest in primarily income-oriented equity securities in a manner consistent with our status as a BDC.

Other equity securities are typically subordinated to all other securities within the capital structure and do not have a stated maturity. As compared to more senior securities, equity interests (including preferred equity interests) have greater risk exposure, but also have the potential to provide a higher return.
Net profits interests, royalty interests, volumetric production payments, or VPPs
We have invested in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Such non-operating interests do not include the rights and obligations of operating a mineral property (costs of exploration, development and operation) and do not bear any part of the net losses. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. A VPP is typically set to expire after a certain length of time or after a specified aggregate total volume of the commodity has been delivered. If the producer cannot meet the supply quota for a given period, the supply obligation rolls forward to future cycles until the buyer is made financially whole. We do not intend to invest in any new net profits interests, royalty interest or VPPs as we transition our investment strategy to secured and unsecured floating and fixed rate loans, bonds, and other types of credit instruments.
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
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
Derivatives
We may also invest from time to time in derivatives, such as total return swaps, credit default swaps and other swap contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or for hedging purposes. Any use of derivatives may subject us to additional risks. See “Risk Factors—Risks Related to Our Investments—We may from time to time enter into total return swaps, credit default swaps, fixed price swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, commodity risk, liquidity risk and other risks similar to those associated with the use of leverage.”
Cash and cash equivalents
We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities or existing commitments. We may invest our excess funds in money market instruments, commercial paper, certificates of deposit and bankers’ acceptances, among other instruments. In addition, and in response to adverse market, economic or political conditions, we may invest in high quality fixed income securities, money market instruments and money market funds or may hold significant positions in cash or cash equivalents for defensive purposes.
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
•allocating our portfolio among various issuers, sectors and sub-sectors, size permitting, with an adequate number of companies, across different sectors and sub-sectors, with different types of collateral; and
•negotiating or seeking debt and other securities with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
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
Our Transaction Process
Screening
The relationships of FS/EIG Advisor and its affiliates provide us with access to a robust and established pipeline of investment opportunities from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices. In addition, personnel of FS/EIG Advisor have long-standing personal contacts who provide us with additional opportunities for directly originated investments. Similarly, substantial in-house technical expertise and recognized brand name in the industry of FS/EIG Advisor and its affiliates provide a competitive advantage in sourcing, analyzing and executing investment opportunities, as FS/EIG Advisor is typically able to make independent evaluations of investment opportunities without significant reliance on third-party consultants. Once a potential investment has been identified, FS/EIG Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Due diligence
Before purchasing an investment, personnel of FS/EIG Advisor will conduct a thorough due diligence review of the opportunity to ensure that it fits our investment strategy and restrictions. The due diligence process may include, among other procedures: (i) an analysis to determine the presence of a catalyst for a corporate event such as a looming debt maturity, default or merger and the likelihood that an event will occur and the impact such event will have on the value of a company’s securities; (ii)

fundamental analysis to capitalize on market price inefficiencies by investing in securities for which the market price of such investments reflects a higher or lower value than deemed warranted; (iii) operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results; (iv) a review of information furnished by the target company and external sources, including rating agencies, if applicable; (v) a review of industry dynamics, the competitive landscape and global macroeconomic conditions affecting the target company; (vi) a detailed analysis of regulatory, tax and legal matters, including applicable local laws and creditors’ rights; (vii) on site-visits, as necessary; (viii) in certain circumstances, background checks to further evaluate management and other key personnel; (ix) a review by legal and accounting professionals and environmental and other industry consultants, if necessary; (x) financial sponsor due diligence; and (xi) a review of management’s experience and track record.
Structure iterations and feedback
If a potential directly originated investment passes the initial review process, the investment team then negotiates preliminary terms with the potential portfolio company. We seek to maintain flexibility in structuring the form of investments and utilize this flexibility to provide tailor-made financing solutions. FS/EIG Advisor works to structure investments not only in an effort to maximize returns, create downside protection and create tax efficiencies, but also to ensure compliance with the varying regulatory guidelines governing us as a BDC and a RIC.
Recommendation and approval process
Generally, at an appropriate stage of the due diligence process, the deal team will prepare a draft investment recommendation for direct originations, which provides the analysis for the specific investment opportunity and appropriately fosters a process for reviewing the merits of the investment. A final investment recommendation for such investments is submitted to the FS/EIG Advisor investment committee for review and approval. Each direct origination must be pre-approved by the FS/EIG Advisor investment committee.
The FS/EIG Advisor investment committee has the authority to and has delegated its investment authority to certain investment professionals of FS/EIG Advisor with respect to publicly traded / syndicated investments, provided that the investment types, risk and profiles are within the parameters set by the FS/EIG Advisor investment committee. The FS/EIG Advisor investment committee maintains its investment authority for and pre-approves all illiquid investments. On a regular basis, and no less than quarterly, the investment committee reviews individual investment decisions that have been made, the investment portfolio generally, and the investment parameters.
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
Post-investment monitoring
Portfolio monitoring. FS/EIG Advisor monitors our portfolio with a focus toward anticipating negative credit events or other adverse outcomes that may affect the value of our investments. Ongoing due diligence may include closely tracking economic, industry and company trends. To maintain portfolio company performance and help to ensure a successful exit, FS/EIG Advisor works closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements, catalysts and events driving an investment thesis and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body or seek active participation in the form of representation on creditors’ committees, equity holders’ committees or other groups. We believe that close contact with management, efficient flow of information and ongoing analysis form the basis of the monitoring process.
Typically, FS/EIG Advisor receives financial and other reports that may detail information such as operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FS/EIG Advisor uses this data, combined with due diligence gained through contact with the company’s management, customers, suppliers, competitors, market research, expert networks and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. The EIG Order permits us to co-invest in privately negotiated investment transactions with private funds managed by EIG or its affiliates. As described further above, in September 2023 we filed an application with the SEC to seek permission to co-invest in certain privately negotiated investment transactions with certain affiliates of FS/EIG Advisor. Should the SEC grant the requested order, we would withdraw from the EIG Order, except with respect to any transaction in which we participated in reliance on the EIG Order prior to the issuance of the new order. There is no guarantee if and when the application will be granted by the SEC.
During 2023, compliance with material governmental regulation applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.
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
Shareholders may obtain information, without charge, regarding how FS/EIG Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Specialty Lending Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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
Risks Related to Our Business and Structure
•If our investment advisory agreement with our investment adviser, FS/EIG Advisor, were to be terminated, or if FS/EIG Advisor loses any members of its senior management team, our ability to achieve our objectives could be significantly harmed.
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
•The SBCA Act allows us to incur additional leverage.
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
•Our investments in private investment funds subject us indirectly to the underlying risks of such private investments funds and additional fees and expenses.
•Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.
•If our portfolio is concentrated in a single or limited number of investments at any given time, our performance may be significantly adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of the value of any one investment. There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims. If there is a default, the value of any collateral securing our debt investments may not be sufficient to repay in full both the other creditors and us.
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
•We may pay distributions from borrowings or the sale of assets and portions of the distributions that we make may represent a return of capital to shareholders.
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
Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on FS/EIG Advisor’s ability to manage and support our investment process. If our agreement with FS/EIG Advisor were to be terminated, or if FS/EIG Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FS/EIG Advisor. FS/EIG Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of FS/EIG Advisor, as well as its senior management team. The departure of any members of FS/EIG Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
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
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
The amount of capital in the private debt markets and overall competition for loans could result in short-term returns for us that are lower than our long-term targets. If there is a decrease in the number of new investment opportunities in U.S. middle market companies like there was as a result of the COVID-19 pandemic during 2020, and if such conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
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

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by FS/EIG Advisor or its affiliates. Although FS/EIG Advisor allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.
Our board of trustees may change our investment policy by providing our shareholders with 60 days’ prior notice, or may modify or waive our current operating policies and strategy without prior notice or shareholder approval, the effects of which may be adverse.
Prior to September 29, 2023, our investment objectives were to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. Prior to September 29, 2023, our investment policy was to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies.
On May 15, 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. We notified our shareholders of the new policy, which became effective on September 29, 2023. Under our new investment policy, our current investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in private and public credit in a broad set of industries, sectors and sub-sectors. Our current investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets.
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
If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.
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
On March 23, 2018, the SBCA Act became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of our board of trustees or (2) a majority of votes cast at a special or annual meeting of our shareholders. If we choose to seek such approval, we may be able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. As of the date of this annual report on Form 10-K, the asset coverage ratio applicable to us remains 200%. See “Risks Related to Debt Financing—We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common shares and may increase the risk of investing in our common shares.”
As an SEC-reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As an SEC-reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.
Developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may use derivative instruments including, in particular, swaps and other similar transactions, in seeking to achieve our investment objectives or for other reasons, such as cash management, financing activities or to hedge our positions. Accordingly, these derivatives may be used in limited instances as a form of leverage or to seek to enhance returns, including speculation on changes in credit spreads, interest rates or other characteristics of the market, individual securities or groups of securities. If we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost. The use of derivatives may involve substantial leverage. The use of derivatives may subject us to various risks, including counterparty risk, currency risk, leverage risk, liquidity risk, correlation risk, index risk and regulatory risk.
Furthermore, our ability to successfully use derivatives depends on FS/EIG Advisor’s ability to predict pertinent securities prices, interest rates, currency exchange rates and other economic factors, which cannot be assured. Additionally, segregated liquid assets, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivatives are not otherwise available to us for investment purposes.
Rule 18f-4 under the 1940 Act, or the Derivatives Rule, provides a comprehensive framework for the use of derivatives by BDCs. The Derivatives Rule permits BDCs, subject to various conditions described below, to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Section 18 of the 1940 Act.
BDCs that don’t qualify as “limited derivatives users” as defined below, are required by the Derivatives Rule to, among other things, (i) adopt and implement a derivatives risk management program, or DRMP, and new testing requirements; (ii) comply with a relative or absolute limit on fund leverage risk calculated based on value-at-risk, or VaR; and (iii) comply with new requirements related to board and SEC reporting. The DRMP must be administered by a “derivatives risk manager,” who is appointed by the board and periodically reviews the DRMP and reports to the board.
The Derivatives Rule provides an exception from the DRMP, VaR limit and certain other requirements for a BDC that limits its “derivatives exposure” to no more than 10% of its net assets (as calculated in accordance with the Derivatives Rule), or a limited derivatives user, provided that the BDC establishes appropriate policies and procedures reasonably designed to manage derivatives risks, including the risk of exceeding the 10% “derivatives exposure” threshold.
The requirements of the Derivatives Rule may limit our ability to engage in derivatives transactions as part of our investment strategies. These requirements may also increase the cost of our investments and cost of doing business, which could adversely affect the value of our investments and/or our performance. The rule also may not be effective to limit our risk of loss. In particular, measurements of VaR rely on historical data and may not accurately measure the degree of risk reflected in our derivatives or other investments. There may be additional regulation of the use of derivatives transactions by BDCs, which could significantly affect our use. The ultimate impact of the regulations remains unclear. Additional regulation of derivatives transactions may make them more costly, limit their availability or utility, otherwise adversely affect their performance or disrupt markets.
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
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash is held in accounts at U.S. banking institutions. Cash held by us and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we assess our portfolio companies’ banking relationships as necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our or our portfolio companies’ respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
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
Our business and operations could be negatively affected if we become subject to shareholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our share price.
Shareholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of trustees, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any shareholder activism, because of a variety of reasons, we may in the future become the target of shareholder activism. Shareholder activism could result in substantial costs and divert management’s and our board of trustees’ attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist shareholder matters.
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
FS/EIG Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FS/EIG Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets. Because the incentive fee is based on the performance of our portfolio, FS/EIG Advisor may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FS/EIG Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, FS/EIG Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common shares. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.
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
The time and resources that FS/EIG Advisor and individuals employed by FS/EIG Advisor devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FS/EIG Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither FS/EIG Advisor, nor persons providing services to us on behalf of FS/EIG Advisor, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
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
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, FS/EIG Advisor will not be liable to us for their acts under the FS/EIG investment advisory agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FS/EIG Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, FS/EIG Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FS/EIG Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the FS/EIG investment advisory agreement. These protections may lead FS/EIG Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks Related to Business Development Companies
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.
Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue "senior securities," as defined in the 1940 Act, including issuing preferred shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our shares at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our shareholders and our independent trustees. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to corporate-level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, our board of trustees authorized and directed that we (i) withdraw from this order, except with respect to any transaction in which we participated in reliance on the order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits us to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. Pursuant to the EIG Order we are permitted to participate in co-investment transactions with certain other EIG advised funds. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FS/EIG Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. On September 19, 2023, we, among other applicants, filed an application with the SEC to seek permission to co-invest in certain privately negotiated transactions with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Tactical Opportunities Fund. The application provides that, among other things, should the SEC grant the requested order, we would withdraw from the EIG Order, except with respect to any transaction in which we participated in reliance on the EIG Order prior to the issuance of the new order. There is no guarantee if and when the application will be granted by the SEC.
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
Our investments may be risky and there is no limit on the amount of any such investments in which we may invest.
Senior Secured Loans, Second Lien Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company's subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt's terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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
Equity and Equity-Related Securities. We may make select equity investments in income-oriented preferred or common equity interests, which may include interests in MLPs. In addition, when we invest in senior secured loans and notes or unsecured debt, we may acquire warrants to purchase equity securities. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Net Profits Interests, Royalty Interests or VPPs. We may invest in energy-specific non-operating investments including net profits interests, royalty interests or VPPs. Net profits interests and royalty interests are contractual agreements whereby the holders of such interests are entitled to a portion of the mineral production, or proceeds therefrom. A VPP is a type of structured investment whereby the owner sells a specific volume of production in a field or property to an investor and the investor receives a specific quota of production on a monthly basis in either raw output or proceeds therefrom. We will not have any operational control over these investments and our receipt of payments is contingent on the producer's ability to meet its supply obligations, which can make these types of investments highly speculative. We do not intend to invest in any new net profits interests, royalty interests or VPPs as we transition our investment strategy to secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.
Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
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
Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.
Derivatives. We may invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of FS/EIG Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.
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
Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be difficult to value and illiquid.
International investments create additional risks.
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in private funds are subject to substantial risks. Investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common shares. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by FS/EIG Advisor. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, shareholders bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.
In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.
We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service debt or for distribution to shareholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our shareholders.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:
•may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
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
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and trustees and members of FS/EIG Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
If our portfolio is concentrated in a single or limited number of investments at any given time, our performance may be significantly adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of the value of any one investment.
We may from time to time hold securities of a single portfolio company that comprise more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act. As of December 31, 2023, we had an investment in two portfolio companies, which represented approximately 20.0% of our total investment portfolio, by fair value. A consequence of the concentration of a small number of investments at any given time is that the aggregate income and returns we realize may be significantly adversely affected by the unfavorable performance of a single or small number of such investments or a substantial write-down of the value of any one investment.
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
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value, in accordance with policies and procedures approved by our board of trustees. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.

A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value in accordance with policies and procedures approved by our board of trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if no market value is ascertainable, at fair value in accordance with policies and procedures approved by our board of trustees. There is not a public market for the securities of certain of the companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, FS/EIG Advisor, with oversight from our board of trustees, will value these securities quarterly at fair value.
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
We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, investment opportunities and cost of capital and, accordingly, may have a material adverse effect on our investment objectives, our rate of return on invested capital and our ability to service our debt and make distributions to our shareholders. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates have increased, those securities with a lower yield-at-cost have experienced a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. The recent increases in interest rates have made it more expensive to use debt to finance our investments and to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio more favorably for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally will rise and there may be a significant number of issuers of such floating rate debt instruments that will be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve System.
In addition, the U.K. Financial Conduct Authority, or FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex, and it could cause a disruption in the credit markets generally and could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain of our investments.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to FS/EIG Advisor with respect to pre-incentive fee net investment income.
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
Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS/EIG Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, or receive timely information, we may not make a fully informed investment decision, and we may lose money on our investments.
A lack of liquidity in certain of our investments may adversely affect our business.
We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately-negotiated over-the-counter secondary market for institutional investors, and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.
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
•For accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•Tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;
•The required recognition of PIK interest for U.S federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•Original issue discount may create a risk of non-refundable cash payments to FS/EIG Advisor based on non-cash accruals that may never be realized.
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
Energy Company Risks
Prior to September 29, 2023, our investment objectives were to generate current income and long-term capital appreciation by investing primarily in privately-held U.S. companies in the energy and power industry. On May 15, 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in Energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. We notified our shareholders of the new policy, which became effective on September 29, 2023.
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
Because prior to September 29, 2023, our investment policy was to invest, under normal circumstances, at least 80% of our total assets in securities of Energy companies, our portfolio may not be well allocated among various industries.
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
Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in Energy companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, it is likely that our Energy portfolio companies’ abilities to satisfy financial or operating covenants imposed by us or other lenders will be adversely affected, thereby negatively impacting their financial condition and their ability to satisfy their debt service and other obligations to us. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is likely that our Energy portfolio companies’ cash flow and profit generating capacities would also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on certain of our investments.
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
The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our common shares. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our shareholders, will experience increased risks of investing in our common shares. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our shareholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common shares to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to shareholders. Leverage is generally considered a speculative investment technique.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common share assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2,062,055 in total assets, (ii) a weighted average cost of funds of 8.79%, (iii) $500,000 in debt outstanding and (iv) $1,562,055 in shareholders' equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders' equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholders	(16.02)%	(9.42)%	(2.82)%	3.79%	10.39%
Similarly, assuming (i) approximately $2,062,055 in total assets, (ii) a weighted average cost of funds of approximately 8.79% and (iii) $500,000 in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.13% in order to cover the annual interest payments on our outstanding debt.
The agreements governing our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our shareholders.
The agreements governing certain of our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum shareholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the terms of our debt financings.
Risks Related to U.S. Federal Income Tax
We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy the RIC Annual Distribution Requirements.
Besides maintaining our election to be treated as a BDC under the 1940 Act, in order for us to qualify as a RIC under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”
•The Annual Distribution Requirement will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We will be subject to a 4% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy the Excise Tax Avoidance Requirement. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.
•The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to shareholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.
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
If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you may be taxed as though you received a distribution of some of our expenses.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For noncorporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a shareholder’s adjusted gross income for the taxable years after 2025 and are entirely not deductible against gross income before 2026, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.
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
Our share repurchase program includes numerous restrictions that limit shareholders' ability to sell their common shares. Historically, we limited the number of common shares repurchased pursuant to our share repurchase program as follows: (1) we limited the number of common shares to be repurchased during any calendar year to the number of common shares we could repurchase with the proceeds we received from the issuance of our common shares under our distribution reinvestment plan, although at the discretion of our board of trustees, we could also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase common shares; (2) we limited the number of common shares to be repurchased in any calendar year to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of common shares that we offered to repurchase could be less in light of the limitations noted above); (3) unless shareholders tendered all of their common shares, shareholders must tender at least 25% of the number of common shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their common shares for repurchase by us; and (4) to the extent that the number of common shares tendered for repurchase exceeded the number of common shares that we were able to repurchase, we would repurchase common shares on a pro rata basis, not on a first-come, first-served basis. Furthermore, the maximum number of common shares to be repurchased for any repurchase offer could further be limited by the terms of our financing arrangements. See Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the terms of our financing arrangements. In addition to the historical limitations described above, which we intend to apply in the future, we will have no obligation to repurchase common shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year.
Our share repurchase program is currently suspended. In addition, in the future, our board of trustees may amend, suspend or terminate the share repurchase program upon 30 days' notice. In March 2020, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. We will notify shareholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to shareholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program generally, we have discretion to not repurchase common shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell common shares promptly or at a desired price. Our distribution reinvestment plan was terminated effective September 15, 2023.
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
We may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in their common shares. For instance, we expect a portion of the enhanced distributions expected to be paid to shareholders until the achievement of a long-term liquidity event may represent a return of capital to shareholders. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FS/EIG Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder’s cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold.
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
In early 2020, an outbreak of a novel strain of coronavirus, or COVID-19, emerged globally. The outbreak of COVID-19 and its variants resulted in closing international borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general public concern and uncertainty. This outbreak negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. In May 2023, the World Health Organization declared the end of the global emergency status for COVID-19, and the United States subsequently ended the federal COVID-19 public health emergency declaration effective May 11, 2023. Although vaccines for COVID-19 are widely available, it is unknown how long certain circumstances related to the pandemic will persist, whether they will reoccur in the future, and what additional implications may follow from the pandemic. The impact of these events and other epidemics or pandemics in the future could adversely affect the performance of the Advisor, us, and our portfolio companies.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption including, as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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
In the past, our board of trustees has suspended declaring regular cash distributions to shareholders until such time that our board of trustees and FS/EIG Advisor believe that market conditions and our financial condition support the resumption of such distributions. Our future ability to pay regular distributions consistent with our historical range or to pay distributions fully in cash rather than in common shares might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may also be limited in our ability to make distributions. If we declare a distribution and if more shareholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder’s basis in our common shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such shares. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our common shares even if the shareholder sells its shares for less than the original purchase price.
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
Global economic, political and market conditions, including potential downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and the Israel-Hamas conflict) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. For example, the impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several EU countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The U.K.’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. The longer term economic, legal, political and social implications of Brexit remain unclear. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the U.K. and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the U.K.’s sovereign credit rating, could also have an impact on the performance of certain investments made in the U.K. or Europe.
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
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Sanctions on Russian energy exports have disrupted crude oil markets, reducing supply and propelling spot prices above $100 per barrel for the first time since 2014. Global energy market participants have increased production to respond to the oil supply deficit, but commodity supply and price outlook remains uncertain. High gas prices may also result in short- or longer-term consumer switching to alternative energy solutions, such as coal and nuclear.
There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio and the value of an investment in us. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cybersecurity
We have processes in place to identify, assess and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of FS/EIG Advisor, as an affiliate of FS Investments. We also rely on the communications and systems of other third-party service providers. FS Investments has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including us and our operations.
Cybersecurity Program Overview
FS Investments has instituted a cybersecurity program designed to identify, assess and manage cybersecurity risks applicable to us. The cybersecurity risk management program involves, among other things, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. FS Investments actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us.
We rely on FS Investments to engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to us. We are also included in the FS Investments risk management program and processes, which include cybersecurity risk assessments.
We depend on and engage various third parties, including suppliers, vendors and service providers, to operate our business. We rely on the expertise of the third-party risk management, legal, information technology and compliance personnel of FS/EIG Advisor and FS Investments, including the Chief Information Security Officer, or the CISO, of FS Investments, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
The audit committee of the board of trustees, or the Audit Committee, provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the FS Investments CISO and our Chief Compliance Officer, or the CCO, regarding the overall state of the FS Investments cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.
Management's Role in Cybersecurity Risk Management
Our management, including our CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees our risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over 10 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as our CCO for over 10 years and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to us.
Management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology and/or compliance personnel of FS/EIG Advisor and FS Investments.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect us, including our business strategy, operational results, and financial condition.
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
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no market for our common shares, and we do not expect that a market for our common shares will develop in the foreseeable future. In November 2016, we closed our continuous public offering of common shares to new investors. Following the closing of our continuous public offering, we continued to issue shares pursuant to our distribution reinvestment plan until it was terminated effective September 15, 2023.
Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2024:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	700,000,000	—	455,506,155
As of March 1, 2024, we had 86,701 record holders of our common shares.
Share Repurchase Program, De Minimis Account Liquidation and Distributions
In March 2020, in light of difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. As a result, no common shares were purchased pursuant to our share repurchase program and there were no de minimis account liquidations during the year ended December 31, 2023.
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. On October 18, 2023, our board of trustees declared the initial enhanced cash distribution of $0.0683 per share for the quarter ended September 30, 2023. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, representing an annualized distribution rate to shareholders of 7.5% based on the net asset value of $3.43 per share as of December 31, 2023. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of our then-current estimated net asset value beyond 2026. We expect a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2023, 2022 and 2021:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2021	$0.1200	$53,264
2022	$0.1200	$53,938
2023	$0.1892	$86,059
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
Forward-Looking Statements
Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of our board of trustees' approval of changes to our investment policy and the COVID-19 pandemic;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements and investments;
•our ability to complete a liquidity event;
•changes in the general interest rate environment;
•the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
•general economic, political and industry trends and other external factors, including the COVID-19 pandemic and related disruptions caused thereby;
•our use of financial leverage;
•the ability of FS/EIG Advisor to locate suitable investments for us and to monitor and administer our investments;
•the ability of FS/EIG Advisor or its affiliates to attract and retain highly talented professionals;
•our transition from an investment policy of investing primarily in private U.S. energy and power companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors;
•        our distribution rate and intention to declare dividends, including with respect to the amount and timing of any such distributions;
•our ability to maintain our qualification as a RIC and as a BDC;
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•the tax status of the enterprises in which we may invest.
Words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘expect’’ and ‘‘intend’’ indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements for any reason, including the factors set forth in ‘‘Item 1A. Risk Factors.’’ Other factors that could cause actual results to differ materially include changes relating to those set forth above and the following, among others:
i.changes in the economy;
ii.geo-political risks;

iii.risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics;
iv.future changes in laws or regulations and conditions in our operating areas; and
v.our ability to (i) transition to a diversified credit strategy within anticipated timeframes or at all, (ii) pay the targeted distributions, (iii) obtain the applied-for exemptive relief, (iv) obtain leverage on terms satisfactory to us and (v) achieve a liquidity event.
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Shareholders are advised to consult any additional disclosures that we may make directly to shareholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.
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
•    Broadly Syndicated Loan and Bond Transactions: Opportunistic investments into primary and secondary markets, broadly syndicated loans and bonds. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In the case of broadly syndicated investments, we generally intend to capitalize on market inefficiencies by investing in loans, bonds, and other asset classes where the market price of such investment reflects a lower value than we believe is warranted based on our fundamental analysis, providing us with an opportunity to earn an attractive return on our investment.
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
The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and other income-producing investments, of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although we expect our portfolio to continue to shift away from investments in Energy companies as we pursue a diversified credit strategy. Generally, in the long-term we expect to weight our investments more heavily towards directly originated investments, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. However, our current investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements are typically expected to include warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. Our current preferred equity investments are generally directly originated and may take the form of perpetual or redeemable securities, typically with a current income component and minimum base returns. In addition, certain income-oriented preferred or common equity interests may include interests in master limited partnerships, or MLPs. MLPs are entities that (i) are structured as limited partnerships or limited liability companies, (ii) are publicly traded, (iii) satisfy certain requirements to be treated as partnerships for U.S. federal income tax purposes and (iv) primarily own and operate midstream and upstream Energy companies. A portion of our portfolio may be comprised of derivatives, including the use of total return swaps, credit default swaps and other swap contracts. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.
Our future financial condition, results of operations and cash flows may be impacted by the transition to a new investment policy.
Revenues
The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, foreign currency, swap contracts and debt extinguishment, net change in unrealized appreciation or depreciation on investments, net change in unrealized gain or loss on foreign currency and net change in unrealized appreciation or depreciation on swap contracts. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to non-investment related foreign currency fluctuations. Net realized gain or loss on swap contracts is the portion of realized gain or loss attributable to the difference between the fixed price specified in the contract and the referenced settlement price. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. Net change in unrealized appreciation or depreciation on swap contracts is the net change in the value of receivables or accruals due to the impact of the difference between the fixed price specified in the contract and the referenced settlement price.
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
For information regarding the fee offset with FS/EIG Advisor, see Note 4 to our consolidated financial statements contained in this annual report on Form 10-K.
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
In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend, for an indefinite period of time, our share repurchase program and will reassess our ability to recommence such program in future periods. Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distributions declared for the quarters ended September 30, 2023 and December 31, 2023 each represented an annualized distribution rate of approximately 7.5% based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 10.0%, 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2024, 2025, and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
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

Portfolio Investment Activity for the Years Ended December 31, 2023 and 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
Net Investment Activity	2023		2022
Purchases	$777,787		$376,779
Sales and Repayments	(1,138,717)		(870,989)
Net Portfolio Activity	$(360,930)		$(494,210)

	For the Year Ended December 31,
	2023		2022
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$690,650	89%	$146,104	39%
Senior Secured Loans—Second Lien	—	—	110,150	29%
Senior Secured Bonds	72,503	9%	—	—
Unsecured Debt	—	—	73,069	19%
Equity/Other	14,634	2%	47,456	13%
Total	$777,787	100%	$376,779	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$878,013	$825,158	54%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	55,064	54,424	4%	143,153	143,270	7%
Senior Secured Bonds	82,793	84,468	5%	10,064	10,074	0%
Unsecured Debt	—	—	—	253,675	241,418	12%
Preferred Equity	252,450	259,990	17%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	43,150	39,427	3%	54,514	51,098	2%
Equity/Other	211,461	238,729	16%	333,510	494,195	24%
Short-Term Investments	20,994	21,000	1%	—	—	—
Total	$1,543,925	$1,523,196	100%	$1,922,940	$2,047,115	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Number of Portfolio Companies	65	63
% Variable Rate (based on fair value)	54.8%	36.8%
% Fixed Rate (based on fair value)	9.9%	17.0%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	19.8%	28.9%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	15.5%	17.3%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	90.6%	97.5%
% of Investments on Non-Accrual (based on fair value)	11.9%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.7%	7.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	9.3%

Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distributions declared for the quarters ended September 30, 2023 and December 31, 2023 each represented an annualized distribution rate of approximately 7.5% based on our then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 10.0%, 12.5% and 15.0% based on estimated net asset value at the time of declaration for 2024, 2025, and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, representing an annualized distribution rate to shareholders of 7.5% based on the net asset value of $3.43 per share as of December 31, 2023. For the quarter ended December 31, 2022, the distribution amount per share was $0.0300, representing an annualized distribution rate to shareholders of 3.04% based on the price at which we issued shares pursuant to our distribution reinvestment plan of $3.95 per share as of December 31, 2022. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. For the years ended December 31, 2023 and 2022, our total return was (6.89)% and 11.39%, respectively, and our total return without assuming reinvestment of distributions was (6.70)% and 11.29%, respectively.
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
The following table presents certain selected information regarding our Direct Originations as of December 31, 2023 and 2022:

Characteristics of All Direct Originations held in Portfolio	December 31, 2023	December 31, 2022
Number of Portfolio Companies	27	40
% of Investments on Non-Accrual (based on fair value)	21.6%	14.4%
Total Cost of Direct Originations	$852,706	$1,387,547
Total Fair Value of Direct Originations	$839,480	$1,537,417
% of Total Investments, at Fair Value	55.1%	75.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	5.4%	6.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.5%	9.7%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$839,480	55%	$1,537,417	75%
Broadly Syndicated/Other	683,716	45%	509,698	25%
Total	$1,523,196	100%	$2,047,115	100%
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

Portfolio Asset Quality
In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,132,772	75%	1,426,668	70%
3	173,486	11%	336,097	16%
4	158,773	10%	255,580	13%
5	58,165	4%	28,770	1%
Total	$1,523,196	100%	$2,047,115	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2023, 2022 and 2021
Revenues
Our investment income for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023		2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$122,925	78%	$125,158	68%	$112,201	74%
Paid-in-kind interest income	8,010	5%	19,925	11%	27,816	19%
Fee income	3,662	2%	11,928	6%	2,517	2%
Dividend income	23,125	15%	27,956	15%	8,173	5%
Total investment income(1)	$157,722	100%	$184,967	100%	$150,707	100%
____________________________
(1)     Such revenues represent $137,340, $158,257 and $111,722 of cash income earned as well as $20,382, $26,710 and $38,985 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2023, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The decrease in the amount of interest income and PIK income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a combination of factors including an overall decrease in the size of the investment portfolio, certain investments being placed on non-accrual and the divestiture of certain investments earning PIK income.
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
The decrease in the amount of fee income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the decrease in prepayment activity during the period. The increase in the amount of fee income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an increase in prepayment fees.
The decrease in the amount of dividend income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities. The increase in the amount of dividend income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the increase in dividends paid with respect to our investments in certain common equities.

Expenses
Our operating expenses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Management fees	$35,377	$44,559	$41,561
Administrative services expenses	6,087	5,626	5,713
Share transfer agent fees	3,206	2,985	2,918
Accounting and administrative fees	588	731	692
Interest expense	23,698	55,716	54,122
Trustees' fees	667	742	787
Expenses associated with our independent audit and related fees	554	614	450
Legal fees	1,318	752	18
Printing fees	796	554	488
Other	1,826	3,185	2,138
Total operating expenses	74,117	115,464	108,887
Less: Management fee offset	(341)	(2,619)	(1,439)
Net operating expenses before taxes	73,776	112,845	107,448
Federal and state taxes	2,583	2,353	—
Total net expenses, including federal and state taxes	$76,359	$115,198	$107,448
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Ratio of operating expenses and federal and state taxes to average net assets	4.50%	6.78%	6.96%
Ratio of management fee offset to average net assets	(0.02)%	(0.15)%	(0.09)%
Ratio of net operating expenses and federal and state taxes to average net assets	4.48%	6.63%	6.87%
Ratio of interest expense and federal and state taxes to average net assets	(1.54)%	(3.34)%	(3.46)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	2.94%	3.29%	3.41%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as SOFR, leverage utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $341, $2,619 and $1,439 for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the management fee offset for the years ended December 31, 2023, 2022 and 2021.
Net Investment Income
Our net investment income totaled $81,363 ($0.18 per share), $69,769 ($0.16 per share) and $43,259 ($0.09 per share) for the years ended December 31, 2023, 2022 and 2021, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Net realized gain (loss) on investments(1)	$(59,301)	$37,383	$(273,439)
Net realized gain (loss) on foreign currency	(123)	(202)	(28)
Net realized gain (loss) on swap contracts	1,048	(2,785)	—
Net realized gain (loss) on debt extinguishment	—	(929)	—
Total net realized gain (loss)	$(58,376)	$33,467	$(273,467)
______________

(1)    We sold investments and received principal repayments, other than short-term investments and U.S. government obligations, of $728,219 and $409,667, respectively, during the year ended December 31, 2023, $457,619 and $413,370, respectively, during the year ended December 31, 2022 and $482,932 and $515,459, respectively, during the year ended December 31, 2021.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$(144,904)	$82,009	$436,095
Net change in unrealized appreciation (depreciation) on swap contracts	698	(698)	—
Net change in unrealized appreciation (depreciation) on foreign currency	36	(45)	(12)
Total net change in unrealized appreciation (depreciation)	$(144,170)	$81,266	$436,083
During the year ended December 31, 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments. During the year ended December 31, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized appreciation to realized gains. During the year ended December 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized depreciation to realized losses.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2023, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $(121,183) ($(0.27) per share), $184,502 ($0.41 per share) and $205,875 ($0.46 per share), respectively.
This "Results of Operations" section should be read in conjunction with "Energy Market Developments" above.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2023, we had $486,059 in cash and cash equivalents, which we held in custodial accounts and a money market fund, and $100,000 in borrowings available under our financing arrangements. As of December 31, 2023, we also had broadly syndicated investments that could be sold to create additional liquidity. As of December 31, 2023, we had five senior secured loan investments with aggregate unfunded commitments of $11,232 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
We generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we may also seek to employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but unless and until we elect otherwise, as permitted by the 1940 Act, in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
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

Financing Arrangement
The following table presents a summary of information with respect to our outstanding financing arrangement as of December 31, 2023:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.00%	$400,000	$100,000	September 6, 2026
Total			$400,000	$100,000
________________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    The financing fee under the Barclays Facility is based on three-month term SOFR (with a floor of 0.00%) plus a facility margin calculated monthly as the weighted average of the individual margin of the collateral obligations (subject to a floor, in the aggregate, of 3.00%).
For additional information regarding our financing arrangement, see Note 9 to our consolidated financial statements contained in this annual report on Form 10-K.

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

Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distributions declared for the quarters ended September 30, 2023 and December 31, 2023 each represented an annualized distribution rate of approximately 7.5% based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 10.0%, 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2024, 2025, and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, representing an annualized distribution rate to shareholders of 7.5% based on the net asset value of $3.43 per share as of December 31, 2023. For the quarter ended December 31, 2022, the distribution amount per share was $0.0300, representing an annualized distribution rate to shareholders of 3.04% based on the price at which we issued shares pursuant to our distribution reinvestment plan of $3.95 per share as of December 31, 2022. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2023, 2022 and 2021:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2021	$0.1200	$53,264
2022	$0.1200	$53,938
2023	$0.1892	$86,059
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the years ended December 31, 2023, 2022 and 2021.
Recently Issued Accounting Standards
In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. We have concluded that this guidance will not have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 54.8% of our portfolio investments (based on fair value) paid variable interest rates, 9.9% paid fixed interest rates, 19.8% were income producing preferred equity and equity/other investments and the remaining 15.5% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
On September 6, 2023, we, through two wholly-owned, special purpose financing subsidiaries, FSSL Finance BB AssetCo LLC, or FSSL Finance BB AssetCo, and FSSL Finance BB Seller LLC, or FSSL Finance BB Seller, entered into a financing arrangement with Barclays Bank PLC, or Barclays, pursuant to which up to $500,000 will be made available to fund investments in loans and other corporate securities, or together, the Collateral Obligations, and for other general corporate purposes, or the Barclays Facility. Pursuant to the terms of the Barclays Facility, we borrow at a floating rate based on a benchmark interest rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of December 31, 2023 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(9,444)	$(4,000)	$(5,444)	(7.1)%
No Change	—	—	—	—
Up 100 basis points	$9,444	$4,000	$5,444	7.1%
Up 300 basis points	$28,333	$12,000	$16,333	21.4%
Up 500 basis points	$47,221	$20,000	$27,221	35.7%
___________________
(1) Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2) Assumes current debt outstanding as of December 31, 2023, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2023, 2022 and 2021, we did not engage in interest rate hedging activities.
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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance accounting principles generally accepted in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of FS Specialty Lending Fund

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FS Specialty Lending Fund (formerly FS Energy and Power Fund) (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, brokers, the underlying investee and others; when replies were not received from brokers, the underlying investee and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter
At December 31, 2023, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $839 million. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 8 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The primary valuation techniques used by the Company include market comparables and discounted cash flows. The primary significant unobservable inputs used to measure fair value include EBITDA multiples, discount rates, market yield percentages, proved reserve multiples and production multiples.
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

Philadelphia, Pennsylvania
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Trustees
FS Energy and Power Fund

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of FS Energy and Power Fund (the Company) for the year ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of the Company's operations, changes in net assets, and cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Blue Bell, Pennsylvania
March 11, 2022

FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,358,793 and $1,656,169 respectively)	$1,414,684	$1,786,887
Non-controlled/affiliated investments (amortized cost—$25,601 and $94,068, respectively)	7,496	65,777
Controlled/affiliated investments (amortized cost—$159,531 and $172,703, respectively)	101,016	194,451
Total investments, at fair value (amortized cost—$1,543,925 and $1,922,940, respectively)	1,523,196	2,047,115
Cash and cash equivalents	486,059	481,655
Restricted cash	6,699	—
Receivable for investments sold and repaid	27,860	7,022
Interest receivable	15,093	21,932
Dividends receivable	360	878
Swap income receivable	36	83
Prepaid expenses and other assets	254	96
Total assets	$2,059,557	$2,558,781
Liabilities
Payable for investments purchased	$61,596	$—
Repurchase facility payable (net of unamortized deferred financing costs of $5,563 and $0, respectively)(1)	394,437	—
Credit facilities payable (net of unamortized deferred financing costs of $0 and $238, respectively)(1)	—	305,438
Secured note payable (net of unamortized deferred financing costs of $0 and $1,253, respectively)(1)	—	454,671
Unrealized depreciation on swap contracts	—	698
Swap income payable	259	26
Shareholder distributions payable	27,740	13,543
Management fees payable	8,416	11,185
Administrative services expenses payable	108	1,086
Interest payable	1,603	13,371
Trustees' fees payable	164	164
Other accrued expenses and liabilities	3,179	4,851
Total liabilities	497,502	805,033
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 455,506,155 and 451,465,673 shares issued and outstanding, respectively	456	451
Capital in excess of par value	3,185,784	3,191,293
Accumulated earnings (deficit)	(1,624,185)	(1,437,996)
Total shareholders' equity	1,562,055	1,753,748
Total liabilities and shareholders' equity	$2,059,557	$2,558,781
Net asset value per common share at year end	$3.43	$3.88
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Investment income
From non-controlled/unaffiliated investments:
Interest income	$118,530	$119,003	$102,342
Paid-in-kind interest income	4,685	12,666	20,827
Fee income	3,662	4,660	2,508
Dividend income	14,801	21,804	870
From non-controlled/affiliated investments:
Interest income	675	3,219	6,889
Paid-in-kind interest income	97	105	215
Fee income	—	7,268	—
Dividend income	—	5,417	1,574
From controlled/affiliated investments:
Interest income	3,720	2,936	2,970
Paid-in-kind interest income	3,228	7,154	6,774
Fee income	—	—	9
Dividend income	8,324	735	5,729
Total investment income	157,722	184,967	150,707
Operating expenses
Management fees	35,377	44,559	41,561
Administrative services expenses	6,087	5,626	5,713
Share transfer agent fees	3,206	2,985	2,918
Accounting and administrative fees	588	731	692
Interest expense(1)	23,698	55,716	54,122
Trustees' fees	667	742	787
Other general and administrative expenses	4,494	5,105	3,094
Total operating expenses	74,117	115,464	108,887
Less: Management fee offset(2)	(341)	(2,619)	(1,439)
Net expenses	73,776	112,845	107,448
Net investment income before taxes	83,946	72,122	43,259
Federal and state taxes	2,583	2,353	—
Net investment income	81,363	69,769	43,259
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(29,350)	(21,652)	9,454
Non-controlled/affiliated	(29,951)	43,136	(282,893)
Controlled/affiliated	—	15,899	—
Net realized gain (loss) on foreign currency	(123)	(202)	(28)
Net realized gain (loss) on swap contracts	1,048	(2,785)	—
Net realized gain (loss) on debt extinguishment	—	(929)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(74,827)	54,379	304,707
Non-controlled/affiliated	10,186	(4,010)	142,870
Controlled/affiliated	(80,263)	31,640	(11,482)
Net change in unrealized appreciation (depreciation) on swap contracts	698	(698)	—
Net change in unrealized appreciation (depreciation) on foreign currency	36	(45)	(12)
Total net realized and unrealized gain (loss)	(202,546)	114,733	162,616
Net increase (decrease) in net assets resulting from operations	$(121,183)	$184,502	$205,875
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.27)	$0.41	$0.46
Weighted average shares outstanding	454,418,684	449,393,210	443,768,738
_________________________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operations
Net investment income	$81,363	$69,769	$43,259
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	(58,376)	33,467	(273,467)
Net change in unrealized appreciation (depreciation) on investments	(144,904)	82,009	436,095
Net change in unrealized appreciation (depreciation) on swap contracts	698	(698)	—
Net change in unrealized appreciation (depreciation) on foreign currency	36	(45)	(12)
Net increase (decrease) in net assets resulting from operations	(121,183)	184,502	205,875
Shareholder distributions(1)
Distributions to shareholders	(86,059)	(53,938)	(53,264)
Net decrease in net assets resulting from shareholder distributions	(86,059)	(53,938)	(53,264)
Capital share transactions(2)
Reinvestment of shareholder distributions	15,549	20,861	21,135
Net increase (decrease) in net assets resulting from capital share transactions	15,549	20,861	21,135
Total increase (decrease) in net assets	(191,693)	151,425	173,746
Net assets at beginning of year	1,753,748	1,602,323	1,428,577
Net assets at end of year	$1,562,055	$1,753,748	$1,602,323
_________________________
(1)    See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)    See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(121,183)	$184,502	$205,875
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(774,503)	(375,192)	(883,097)
Paid-in-kind interest	(14,199)	(19,925)	(27,816)
Proceeds from sales and repayments of long-term investments	1,135,433	869,402	870,992
Net proceeds from sales (purchases) of short-term investments	(20,994)	—	—
Net realized (gain) loss on investments	59,301	(37,383)	273,439
Net change in unrealized (appreciation) depreciation on investments	144,904	(82,009)	(436,095)
Net change in unrealized (appreciation) depreciation on swap contracts	(698)	698	—
Accretion of discount	(6,023)	(6,785)	(11,170)
Amortization of deferred financing costs and discount	3,414	6,095	7,824
(Increase) decrease in receivable for investments sold and repaid	(20,838)	(2,047)	2,716
(Increase) decrease in interest receivable	6,839	4,310	463
(Increase) decrease in dividends receivable	518	(878)	—
(Increase) decrease in swap income receivable	47	(83)	—
(Increase) decrease in prepaid expenses and other assets	(158)	60	78
Increase (decrease) in payable for investments purchased	61,596	(49,500)	49,500
Increase (decrease) in swap income payable	233	26	—
Increase (decrease) in management fees payable	(2,769)	719	310
Increase (decrease) in administrative services expenses payable	(978)	(238)	375
Increase (decrease) in interest payable(1)	(11,768)	(799)	(66)
Increase (decrease) in trustees' fees payable	—	(36)	8
Increase (decrease) in other accrued expenses and liabilities	(1,672)	2,815	64
Net cash provided by (used in) operating activities	436,502	493,752	53,400
Cash flows from financing activities
Shareholder distributions paid	(56,313)	(32,922)	(31,929)
Borrowings under repurchase facility(1)	400,000	—	—
Borrowings under credit facilities(1)	—	29,009	95,000
Repayments of credit facilities(1)	(305,676)	(10,000)	(225,000)
Repayments under senior secured notes(1)	(457,075)	(31,925)	—
Deferred financing costs paid	(6,335)	(138)	(128)
Net cash provided by financing activities	(425,399)	(45,976)	(162,057)
Total increase (decrease) in cash, cash equivalents and restricted cash	11,103	447,776	(108,657)
Cash at beginning of year	481,655	33,879	142,536
Cash, cash equivalents and restricted cash at end of year(2)	$492,758	$481,655	$33,879
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$15,549	$20,861	$21,135
Non-cash purchases of investments	$(3,284)	$(1,587)	$(127,399)
Non-cash sales of investments	$3,284	$1,587	$127,399
Federal and state taxes paid	$4,081	$404	$—
_________________________
(1)See Note 9 for a discussion of the Company's financing arrangements. During the years ended December 31, 2023, 2022 and 2021, the Company paid $32,052, $50,420 and $46,364, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
(2)Includes cash and cash equivalents of $486,059 and restricted cash of $6,699. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—52.9%
Acrisure, LLC	(f)	Insurance	S+450		11/6/30	$20,175	$20,033	$20,251
AI Aqua Merger Sub, Inc.	(f)(q)	Capital Goods	S+425	0.5%	7/31/28	16,522	16,398	16,625
AI Aqua Merger Sub, Inc.	(e)(q)	Capital Goods	S+425	0.5%	7/31/28	3,478	3,452	3,500
Aimbridge Acquisition Co. Inc.	(f)	Consumer Services	S+375		2/2/26	21,805	21,036	20,380
AIRRO (Mauritius) Holdings II	(k)(p)(r)	Energy—Power	S+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	22,856	20,779	23,050
Allied Universal Holdco LLC	(f)	Consumer Services	S+475	0.5%	5/12/28	9,975	9,841	9,998
Allied Universal Holdco LLC	(f)	Consumer Services	S+375	0.5%	5/12/28	9,929	9,627	9,903
Allied Wireline Services, LLC	(m)(o)(r)(v)	Energy—Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	70,277	70,277	22,200
American Auto Auction Group, LLC	(f)	Capital Goods	S+500	0.8%	12/30/27	9,975	9,752	9,858
Aretec Group, Inc.	(f)(q)	Financial Services	S+450		8/9/30	9,352	9,071	9,358
Auris Luxembourg III S.a r.l	(f)(k)	Health Care Equipment & Services	S+375		2/27/26	20,287	19,912	20,079
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	15,909	14,054	14,852
BCPE Empire Holdings, Inc.	(f)	Consumer Services	S+475	0.5%	12/11/28	24,900	24,983	24,998
CCS-CMGC Holdings, Inc.	(f)	Health Care Equipment & Services	S+550		10/1/25	21,465	18,225	18,222
Charlotte Buyer, Inc.	(f)(q)	Health Care Equipment & Services	S+525	0.5%	2/11/28	19,845	19,937	19,952
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+675	1.0%	7/18/28	20,915	20,915	21,098
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+675	1.0%	7/18/25	2,688	2,688	2,712
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+675	1.0%	7/18/28	1,344	1,344	1,356
Cirque Du Soleil Holding USA Newco, Inc.	(f)(q)	Financial Services	S+425	0.5%	3/8/30	6,387	6,331	6,372
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+350		8/21/26	20,000	19,551	19,829
Clydesdale Acquisition Holdings Inc.	(f)	Financials Services	S+418	0.5%	4/13/29	19,949	19,740	20,061
Cox Oil Offshore, LLC, Volumetric Production Payments	(g)(i)(r)	Energy—Upstream	12.9%		12/31/23	100,000	1,129	1,234
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	20,000	20,038	20,092
Crown SubSea Communications Holding, Inc.	(f)(q)	Capital Goods	S+500	0.8%	4/27/27	4,500	4,523	4,534
Crown SubSea Communications Holding, Inc.	(f)(q)	Capital Goods	S+525	0.8%	4/27/27	5,430	5,445	5,468
Engineered Machinery Holdings, Inc.	(f)	Capital Goods	S+350	0.8%	5/19/28	19,924	19,847	19,840
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	19,905	19,620	19,781
FR XIII PAA Holdings HoldCo, LLC	(f)(r)	Energy—Midstream	S+750	0.5%	10/15/26	17,047	16,855	17,156
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	13,951	13,874	13,510
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,673	30,079	30,059

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Goodnight Water Solutions, LLC	(f)(r)	Energy—Midstream	S+700	0.5%	6/3/27	$14,516	$14,326	$14,379
Guardian US Holdco, LLC	(f)	Financial Services	S+400	0.5%	1/31/30	19,925	19,922	20,008
Knowlton Development Corporation Inc.	(f)	Household & Personal Products	S+500		8/15/28	21,000	20,370	20,858
LABL, Inc.	(f)	Commerical & Professional Services	S+500	0.5%	10/29/28	19,864	19,335	19,106
Learning Care Group No. 2 Inc.	(f)	Consumer Services	S+475	0.5%	8/11/28	19,950	20,070	20,100
Mavis Tire Express Services TopCo, L.P.	(f)	Consumer Discretionary Distribution & Retail	S+400	0.8%	5/4/28	19,893	19,797	19,955
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+900	1.5%	9/11/26	20,000	19,400	19,300
Permian Production Holdings, LLC	(r)(u)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,864	4,497	4,816
Phoenix Guarantor Inc.	(f)(q)	Financial Services	S+350		3/5/26	19,923	19,891	19,951
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	13,297	12,329	7,473
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,015	3,827	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Energy—Power	10.0%		8/22/25	2,709	2,709	—
Pretium PKG Holdings, Inc.	(f)	Materials	S+500	1.0%	10/2/28	30,118	29,634	29,591
Pro Mach Group, Inc.	(f)	Capital Goods	S+400	1.0%	8/31/28	19,924	19,979	20,007
Proampac PG Borrower LLC	(f)	Materials	S+450	0.8%	9/15/28	20,000	19,994	20,062
Realtruck Group, Inc.	(f)(q)	Automobiles & Components	S+350	0.8%	1/31/28	19,956	19,117	19,740
Ryan, LLC	(f)(q)	Commerical & Professional Services	S+450	0.5%	11/14/30	9,844	9,868	9,890
Ryan, LLC	(e)(q)	Commerical & Professional Services	S+450	0.5%	11/14/30	1,036	1,039	1,041
SRS Distribution Inc.	(f)(q)	Capital Goods	S+350	0.5%	6/2/28	19,924	19,729	19,982
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+550	1.0%	5/15/28	19,650	18,681	18,830
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	19,910	18,614	19,268
Warren Resources, Inc.	(f)(r)(v)	Energy—Upstream	S+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,823	23,823	23,823
Wattbridge Inc.	(f)(r)	Energy—Power	S+985	1.8%	6/30/27	42,938	42,938	41,882
Total Senior Secured Loans—First Lien							889,245	836,390
Unfunded Loan Commitments							(11,232)	(11,232)
Net Senior Secured Loans—First Lien							878,013	825,158

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—3.5%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+765	1.0%	6/29/27	$35,000	$34,527	$34,426
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750, (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	19,998
Total Senior Secured Loans—Second Lien							55,064	54,424

Senior Secured Bonds—5.4%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	10,601	9,614	10,385
Aretec Escrow Issuer Inc.	(f)	Financial Services	10.0%		8/15/30	7,000	7,000	7,447
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	20,742	18,561	19,517
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	20,000	17,987	17,473
Navios Logistics Finance, Inc.	(f)(k)	Transportation	10.8%		7/1/25	20,000	19,680	19,772
ST EIP Holdings Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,365	9,951	9,874
Total Senior Secured Bonds							82,793	84,468

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—16.6%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Energy—Service & Equipment				28,942,003	$1,447	$10,159
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	19,965	12,493	10,357
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(r)	Energy—Midstream	14.2%		7/2/27	156,250	157,633	141,141
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	79,336	78,091	98,333
Total Preferred Equity							252,450	259,990

						Commitment Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.5%
Sustainable Infrastructure Investments, LLC	(k)(r)(v)	Energy—Power				$60,603	$43,150	$39,427
Total Sustainable Infrastructure Investments, LLC							43,150	39,427

						Number of Shares/Units	Amortized Cost	Fair Value(d)
Equity/Other—15.3%
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Energy—Service & Equipment				6,944,444	$6,944	$1,375
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power				35	2,652	—
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	$6,029	$3,413
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(v)	Energy—Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(v)	Energy—Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(o)(r)	Energy—Upstream				126,632,117	351	571
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	44,573	39,545
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(u)	Energy—Midstream				105,785	6,681	1,661
Harvest Oil & Gas Corp., Common Equity	(o)(u)	Energy—Upstream				135,062	14,418	271
Maverick Natural Resources, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				503,176	93,044	164,040
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	2,682
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	3,083
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	735
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(k)(o)(r)	Energy—Midstream				546,880	630	621
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				1,968,861	5	748
Telpico, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	4,418
Warren Resources, Inc., Common Equity	(o)(r)(v)	Energy—Upstream				4,415,749	20,754	15,566
Total Equity/Other							211,461	238,729

Short-Term Investments—1.3%
U.S. Treasury Bills	(s)	U.S. Treasury Bills			1/2/24	21,000,000	20,994	21,000
Total Short-Term Investments							20,994	21,000
TOTAL INVESTMENTS—97.5%							$1,543,925	1,523,196
Cash and Cash Equivalents—31.1%	(t)							486,059
Liabilities in Excess of Other Assets—(28.6%)	(j)							(447,200)
NET ASSETS—100.0%								$1,562,055

Equity Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	6,756,299	OBFR+1.15%	Monthly	9/21/26	$38,308	$—
Total Equity Total Return Swaps								$—
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2023, the one-month and three-month Secured Overnight Financing Rate, or SOFR, or S, was 5.35% and 5.33%, respectively, and the Overnight Bank Funding Rate, or OBFR, was 5.32%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(h)    Receive represents that the Company receives payments for any positive net return and makes payments for any negative net return on the underlying reference. Pay represents that the Company receives payments for any negative net return and makes payments for any positive net return on the underlying reference.
(i)    Security held within EP Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2023, 80.8% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of December 31, 2023.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)    Security or portion thereof unsettled as of December 31, 2023.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
(s)    Security or portion thereof is pledged as collateral supporting the equity total return swap with Nomura Global Financial Products Inc. (see Note 6).
(t)    Includes $23,098 held in Allspring Government Money Market Fund with a 7-day yield of 5.3% as of December 31, 2023.
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

(u)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,767	$231	$—	$—	$(182)	$4,816	$675	$97
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	5,044	—	(3,112)	3,112	(3,383)	1,661	—	—
Harvest Oil & Gas Corp., Common Equity	810	—	(641)	—	102	271	—	—
Limetree Bay Energy, LLC, Class A Units	1,885	246	—	(21,704)	19,573	—	—	—
Permian Production Holdings, LLC, Common Equity	11,420	—	—	—	(10,672)	748	—	—
Ridgeback Resources Inc., Common Equity	41,851	—	(35,240)	(11,359)	4,748	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$65,777	$477	$(38,993)	$(29,951)	$10,186	$7,496	$675	$97
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
(3)    Interest and PIK income presented for the year ended December 31, 2023.
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

(v)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Allied Downhole Technologies, LLC	$8,436	$138	$(8,574)	$—	$—	$—	$256	$139	$—
Allied Wireline Services, LLC	63,888	6,389	—	—	(48,077)	22,200	—	2,910	—
Warren Resources, Inc.	23,584	239	—	—	—	23,823	3,464	179	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	51,098	—	(11,364)	—	(307)	39,427	—	—	8,324
Equity/Other
Allied Wireline Services, LLC, Common Equity	10,463	—	—	—	(10,463)	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	36,982	—	—	—	(21,416)	15,566	—	—	—
	$194,451	$6,766	$(19,938)	$—	$(80,263)	$101,016	$3,720	$3,228	$8,324
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
(3)    Interest, PIK and dividend income presented for the year ended December 31, 2023.

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wattbridge Inc.	(s)	Power	S+785	1.8%	6/30/27	$42,500	$42,500	$41,880
Total Senior Secured Loans—First Lien							727,228	731,032
Unfunded Loan Commitments							(24,386)	(24,386)
Net Senior Secured Loans—First Lien							702,842	706,646

Senior Secured Loans—Second Lien—8.2%
Aethon III BR LLC	(f)(s)	Upstream	L+750	1.5%	1/10/25	20,000	19,848	20,138
Citizen Energy Operating, LLC	(f)(s)	Upstream	S+765	1.0%	6/29/27	39,000	38,440	38,240
ERA II Minerals, LLC	(f)(s)	Upstream	S+625	0.8%	3/7/27	37,000	36,601	36,656
Peak Exploration & Production, LLC	(f)(s)	Upstream	L+675	1.5%	11/16/23	13,545	13,528	13,394
Peak Exploration & Production, LLC	(e)(s)	Upstream	L+675	1.5%	11/16/23	1,505	1,505	1,488
SilverBow Resources, Inc.	(f)(k)(s)	Upstream	L+750	1.0%	12/15/26	14,250	14,199	14,322
Tenrgys, LLC	(f)(s)	Upstream	S+750, (9.5% Max PIK)	1.0%	3/17/27	20,537	20,537	20,537
Total Senior Secured Loans—Second Lien							144,658	144,775
Unfunded Loan Commitments							(1,505)	(1,505)
Net Senior Secured Loans—Second Lien							143,153	143,270

Senior Secured Bonds—0.6%
ST EIP Holdings Inc.	(s)	Midstream	6.3%		1/10/30	10,526	10,064	10,074
Total Senior Secured Bonds							10,064	10,074

Unsecured Debt—13.7%
Aethon United BR LP	(f)	Upstream	8.3%		2/15/26	40,500	40,500	40,221
Archrock Partners, L.P.	(f)(k)	Midstream	6.3%		4/1/28	3,098	3,168	2,840
Earthstone Energy Holdings, LLC	(k)	Upstream	8.0%		4/15/27	11,400	11,400	10,920
Endeavor Energy Resources, L.P.	(f)	Upstream	5.8%		1/30/28	24,299	25,388	23,306
Hammerhead Resources Inc.	(f)(k)(s)	Upstream	12.0% PIK (12.0% Max PIK)		7/15/24	35,118	34,961	35,118
Moss Creek Resources, LLC	(f)	Upstream	7.5%		1/15/26	11,693	10,358	10,561
NRG Energy, Inc.	(k)	Power	3.9%		2/15/32	19,125	18,668	14,401
Permian Resources Operating LLC		Upstream	7.8%		2/15/26	26,365	27,511	25,703
Permian Resources Operating LLC	(f)	Upstream	5.9%		7/1/29	5,200	5,257	4,473
Ranger Oil Corp.	(k)	Upstream	9.3%		8/15/26	29,772	29,633	29,678
Sitio Royalties Operating Partnership, LP	(f)(k)(s)	Upstream	S+650		9/20/26	19,500	19,318	19,256
Suburban Propane Partners LP	(f)(k)	Midstream	5.0%		6/1/31	7,590	7,837	6,461
Tallgrass Energy Partners, LP	(f)	Midstream	6.0%		3/1/27	19,761	19,676	18,480
Total Unsecured Debt							253,675	241,418

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Preferred Equity—22.8%(l)
Abaco Energy Technologies LLC, Preferred Equity	(f)(o)(s)	Service & Equipment				28,942,003	$1,447	$8,321
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(s)	Commercial & Professional Services				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(f)(m)(o)(s)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	18,296	12,493	9,377
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(s)	Midstream	14.2%		7/2/27	156,250	157,633	125,000
NuStar, Preferred Equity	(f)(k)(s)	Midstream	12.8%		6/29/28	2,640,311	73,114	83,590
Segreto Power Holdings, LLC, Preferred Equity	(f)(m)(n)(o)(s)	Power	13.1%		6/30/25	70,297	99,766	83,647
USA Compression Partners, LP, Preferred Equity	(k)(s)	Midstream	9.8%		4/3/28	79,336	77,943	90,479
Total Preferred Equity							425,182	400,414

						Principal Amount(c)	Amortized Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.9%
Sustainable Infrastructure Investments, LLC	(k)(s)(u)	Power				$60,603	$54,514	$51,098
Total Sustainable Infrastructure Investments, LLC							54,514	51,098

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—28.2%(l)
Abaco Energy Technologies LLC, Common Equity	(f)(o)(s)	Service & Equipment				6,944,444	$6,944	$1,219
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(f)(k)(o)(p)(s)	Power			7/24/25	35	2,652	1,630
Allied Wireline Services, LLC, Common Equity	(f)(n)(o)(s)(u)	Service & Equipment				48,400	1,527	10,463
Allied Wireline Services, LLC, Warrants	(f)(n)(o)(s)(u)	Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(f)(o)(s)	Upstream			2/1/25	126,632,117	351	858
Ascent Resources Utica Holdings, LLC, Common Equity	(f)(n)(o)(s)	Upstream				148,692,948	44,700	52,340
Cimarron Energy Holdco Inc., Common Equity	(f)(o)(s)	Service & Equipment				4,302,293	3,950	—
Cimarron Energy Holdco Inc., Participation Option	(f)(o)(s)	Service & Equipment				25,000,000	1,289	—
GWP Midstream Holdco, LLC, Common Equity	(f)(n)(o)(s)(t)	Midstream				105,785	6,681	5,044
Harvest Oil & Gas Corp., Common Equity	(f)(o)(t)	Upstream				135,062	15,059	810
Limetree Bay Energy, LLC, Class A Units	(f)(o)(s)(t)	Midstream				76,938,973	21,458	1,885
Maverick Natural Resources, LLC, Common Equity	(f)(n)(s)	Upstream				503,176	138,208	312,372
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(n)(o)(s)	Industrials				1,426,110	490	—
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(f)(k)(o)(s)	Midstream			12/31/25	2,187,500	3,083	10
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(f)(k)(o)(s)	Midstream			12/31/25	3,125,000	2,623	8
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(f)(k)(o)(s)	Midstream			12/31/25	781,250	576	2
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(f)(k)(o)(s)	Midstream			12/31/25	546,880	$630	$3
Permian Production Holdings, LLC, Common Equity	(f)(n)(s)(t)	Upstream				1,968,861	5	11,420
Ridgeback Resources Inc., Common Equity	(f)(k)(q)(s)(t)	Upstream				9,599,928	46,599	41,851
Swift Worldwide Resources Holdco Limited, Common Equity	(f)(k)(o)(r)(s)	Commercial & Professional Services				3,750,000	6,029	3,131
Telpico, LLC, Common Equity	(f)(n)(o)(s)(t)	Upstream				50	—	—
Tenrgys, LLC, Common Equity	(f)(n)(o)(s)	Upstream				50	7,571	6,801
USA Compression Partners, LP, Common Equity	(f)(k)(o)	Midstream				84,779	1,617	1,655
USA Compression Partners, LP, Warrants (Premium), Strike: $19.59	(f)(k)(o)(s)	Midstream			4/2/28	1,586,719	714	5,711
Warren Resources, Inc., Common Equity	(f)(o)(s)(u)	Upstream				4,415,749	20,754	36,982
Total Equity/Other							333,510	494,195
TOTAL INVESTMENTS—116.7%							$1,922,940	2,047,115
LIABILITIES IN EXCESS OF OTHER ASSETS—(16.7%)								(293,367)
NET ASSETS—100.0%								$1,753,748

Fixed Price Swap Contracts—Crude Oil(i)

Counterparty	Type	Settlement Index	Period	Bbls	Weighted Average Price ($/Bbls)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	ICE Brent	January 1, 2023 – December 31, 2023	168,511	$80.00	$—	$572
Total Swap Contracts—Crude Oil						$—	$572
Fixed Price Swap Contracts—Natural Gas(i)

Counterparty	Type	Settlement Index	Period	MMBtu	Weighted Average Price ($/MMBtu)	Unrealized Appreciation(h)	Unrealized Depreciation(h)
BP Energy Co.	Fixed	NYMEX Henry Hub	February 1, 2023 – December 31, 2023	314,818	$3.80	$—	$126
Total Swap Contracts—Natural Gas						$—	$126
TOTAL SWAP CONTRACTS						$—	$698
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2023, the Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2023. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

FS Specialty Lending Fund
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
Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company may invest its cash in a money market fund, which is stated at fair value. The Company's cash and cash equivalents are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.
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
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in FS/EIG Advisor’s valuation policy and communicates the information to FS/EIG Advisor in the form of a valuation range for Level 2 and Level 3 assets;
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

FS Specialty Lending Fund
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
Swap contracts typically are valued at their daily prices obtained from an independent third party. The aggregate settlement values and notional amounts of the swap contracts are not recorded in the consolidated financial statements. Fluctuations in the value of the swap contracts are recorded in the consolidated balance sheets as gross assets and gross liabilities and in the statements of operations as unrealized appreciation (depreciation) until closed, when they are recorded as net realized gain (loss).
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company's judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the year ended December 31, 2023, the Company recognized $591 in structuring or other upfront fee revenue. For the years ended December 31, 2022 and 2021, the Company did not recognize any structuring or other upfront fee revenue.
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
Fixed Price Swaps: The Company may enter into fixed price swap contracts to economically hedge against the variability in cash flows associated with the sale of future crude oil and natural gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements. The Company's fixed price swaps are settled monthly based on differences between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price is less than the price specified in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeds the price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the volume.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Total Return Swaps: The Company may enter into total return swaps to obtain exposure to a security or market without owning such security or investing directly in such market or to exchange the risk/return of one market with another market. Total return swaps are agreements in which there is an exchange of cash flows whereby one party agrees to make periodic payments based on the total return (distributions plus capital gains/losses) of an underlying instrument in exchange for fixed or floating rate interest payments. If the total return of the instrument or index underlying the transaction exceeds or falls short of the offsetting fixed or floating interest rate obligation, the Company receives payment from or makes a payment to the counterparty.
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
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company did not incur any interest or penalties.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has recorded a provision for taxes related to its wholly-owned taxable subsidiaries for the years ended December 31, 2023 and 2022 of $0 and $1,207, respectively. The Company's federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.
Distributions: Distributions to the Company's shareholders are recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company expects to declare and pay enhanced cash distributions on a quarterly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2022 and 2021 may have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2023.
Recent Accounting Pronouncements: In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	4,040,482	$15,549	5,376,174	$20,861	6,069,376	$21,135
Proceeds from Share Transactions	4,040,482	$15,549	5,376,174	$20,861	6,069,376	$21,135
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares were issued under the Company’s distribution reinvestment plan was determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the years ended December 31, 2023, 2022 and 2021. The Company's distribution reinvestment plan was terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the years ended December 31, 2023, 2022 and 2021.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement. During the years ended December 31, 2023, 2022 and 2021, there were no capital gains or subordinated income incentive fees accrued or paid to FS/EIG Advisor.
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the years ended December 31, 2023, 2022 and 2021, $341, $2,619 and $1,439, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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

FS Specialty Lending Fund
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the years ended December 31, 2023, 2022 and 2021:

			Year Ended December 31,
Related Party	Source Agreement	Description	2023	2022	2021
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$35,036	$41,940	$40,122
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$6,087	$5,626	$5,713
_________________________
(1)    During the years ended December 31, 2023, 2022 and 2021, $37,805, $41,221 and $39,812, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above for the years ended December 31, 2023, 2022 and 2021 is shown net of $341, $2,619 and $1,439, respectively, in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees. As of December 31, 2023, $8,416 in base management fees were payable to FS/EIG Advisor.
(2)    During the years ended December 31, 2023, 2022 and 2021, $4,431, $3,930 and $3,450, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $6,469, $5,134 and $4,849 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. On September 19, 2023, the Company, among other applicants, filed an application with the SEC to seek permission to co-invest in certain privately negotiated transactions with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Tactical Opportunities Fund. The application provides that, among other things, should the SEC grant the requested order, the Company would withdraw from the EIG Order, except with respect to any transaction in which the Company participated in reliance on the EIG Order prior to the issuance of the new order. There is no guarantee if and when the application will be granted by the SEC.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common shares during the years ended December 31, 2023, 2022 and 2021:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2021	$0.1200	$53,264
2022	$0.1200	$53,938
2023	$0.1892	$86,059
Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company expects to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. On October 18, 2023, the Company's board of trustees declared the initial enhanced cash distribution of $0.0683 per share for the quarter ended September 30, 2023. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, representing an annualized distribution rate to shareholders of 7.5% based on the net asset value of $3.43 per share as of December 31, 2023. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of the Company's then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.
Historically, the Company had an “opt in” distribution reinvestment plan for its shareholders. As a result, if the Company made a cash distribution, its shareholders would receive distributions in cash unless they specifically “opted in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional common shares. However, certain state authorities or regulators may have imposed restrictions from time to time that may have prevented or limited a shareholder’s ability to participate in the distribution reinvestment plan. The Company's distribution reinvestment plan was terminated effective as of September 15, 2023.
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$86,059	100%	$53,938	100%	$53,264	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$86,059	100%	$53,938	100%	$53,264	100%
______________________________
(1)    During the years ended December 31, 2023, 2022 and 2021, 87.1%, 85.5% and 74.1%, respectively, of the Company's gross investment income was attributable to cash income earned, 9.0%, 10.8% and 18.5%, respectively, was attributable to paid-in-kind, or PIK, interest and 3.9%, 3.7% and 7.4%, respectively, was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the years ended December 31, 2023, 2022 and 2021 was $101,804, $69,711 and $80,892, respectively. As of December 31, 2023 and 2022, the Company had $36,369 and $21,803, respectively, of undistributed ordinary income on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
GAAP-basis net investment income	$81,363	$69,769	$43,259
Reclassification of unamortized original issue discount and prepayment fees	(5,072)	(12,480)	(4,030)
GAAP vs. tax-basis impact of consolidation of certain subsidiaries	2,652	1,242	13,532
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	22,612	13,036	28,182
Other miscellaneous differences	249	(1,856)	(51)
Tax-basis net investment income	$101,804	$69,711	$80,892
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2023, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $21,053. During the year ended December 31, 2022, the Company reduced accumulated earnings (deficit) and increased capital in excess of par value by $41,185.
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
As of December 31, 2023 and 2022, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2023	2022
Distributable ordinary income	$36,369	$21,803
Accumulated capital losses(1)	(1,595,362)	(1,282,145)
Other temporary differences	(670)	(83)
Net unrealized appreciation (depreciation) on investments, swap contracts and foreign currency(2)	(64,522)	(177,571)
Total	$(1,624,185)	$(1,437,996)
______________________________
(1)Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2023, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $74,081 and $1,521,281, respectively.
(2)As of December 31, 2023 and 2022, for federal income tax purposes, the gross unrealized appreciation on the Company's investments was $148,817 and $334,635, respectively, and the gross unrealized depreciation on the Company's investments, swap contracts and unrealized loss on foreign currency was $213,339 and $512,206, respectively.
The aggregate cost of the Company's investments for federal income tax purposes totaled $1,587,709 and $2,223,943 as of December 31, 2023 and 2022, respectively. The aggregate net unrealized appreciation (depreciation) of the Company's investments on a tax basis was $(64,513) and $(176,828) as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had deferred tax assets of $142,608 and $145,383, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of December 31, 2023 and 2022, the Company had deferred tax liabilities of $2,595 and $28,753, respectively, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of December 31, 2023 and 2022, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $140,013 and of $116,630, respectively. For the year ended December 31, 2022, the Company recorded a provision for taxes related to its wholly-owned taxable subsidiaries of $1,207 related to current taxes.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the years ended December 31, 2023 and 2022, the Company utilized commodity fixed price swaps to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. During the year ended December 31, 2023, the Company entered into an equity total return swap to obtain exposure to a security without owning such security. During the year ended December 31, 2021, the Company did not utilize any swap contracts. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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
The Company's fixed price swaps are settled monthly and the settlement prices contained in these fixed price swaps are based on commodity exchanges; the NYMEX Henry Hub for natural gas and the ICE Brent for oil. Gas volumes are measured in one million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. The changes in the value of the fixed price swaps are recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. The Company's fixed price swaps settle monthly and the changes in the value of the fixed price swaps are recorded as realized gains or losses in the consolidated statements of operations. The primary underlying risk exposure through the use of fixed price swaps is commodity price risk of the underlying commodity, such as natural gas and crude oil. As of December 31, 2023, the Company's fixed price swaps were fully terminated.

FS Specialty Lending Fund
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
The Company's equity TRS is marked-to-market daily and the change in market value is recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. Pursuant to its terms, the Company's equity TRS settles monthly and a realized gain or loss is recorded in the consolidated statements of operations equal to the difference between the value of the shares underlying the equity TRS at the time the swap was entered into or the previous settlement date and the value as of the current settlement date, plus dividends received and less accrued interest. Any dividends received by Nomura as holder of the FSCO shares are paid to the Company. The equity TRS has a term of three years, but it could be terminated earlier in whole or in part following the occurrence of certain prescribed events agreed to between Nomura and the Company. The primary underlying risk exposure through the use of equity total return swaps is equity market risk.
During the years ended December 31, 2023 and 2022, the average monthly notional volume of fixed price swap contracts—crude oil and fixed price swap contracts—natural gas outstanding were 88,849 Bbls and 207,555 Bbls, respectively, and 169,313 MMBtus and 398,707 MMBtus, respectively. The average notional amount of the equity total return swap from the initial trade date of September 25, 2023 through December 31, 2023 was $19,939.
The following table presents the fair value of swap contracts (which are not considered to be hedging instruments for accounting purposes) as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Instrument	Asset	Liability	Asset	Liability(1)
Commodity Fixed Price Swaps—Crude Oil	$—	$—	$—	$(572)
Commodity Fixed Price Swaps—Natural Gas	—	—	—	(126)
Equity Total Return Swaps	—	—	—	—
Total	$—	$—	$—	$(698)
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized depreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the years ended December 31, 2023 and 2022 were as follows:

	Net Realized Gains (Losses)(1)		Net Change in Unrealized Appreciation (Depreciation)(2)
	Year Ended December 31,		Year Ended December 31,
Instrument	2023	2022	2023	2022
Commodity Fixed Price Swaps—Crude Oil	$(363)	$(2,030)	$572	$(572)
Commodity Fixed Price Swaps—Natural Gas	394	(755)	126	(126)
Equity Total Return Swaps	1,017	—	—	—
Total	$1,048	$(2,785)	$698	$(698)
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
Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$878,013	$825,158	54%	$702,842	$706,646	35%
Senior Secured Loans—Second Lien	55,064	54,424	4%	143,153	143,270	7%
Senior Secured Bonds	82,793	84,468	5%	10,064	10,074	0%
Unsecured Debt	—	—	—	253,675	241,418	12%
Preferred Equity	252,450	259,990	17%	425,182	400,414	20%
Sustainable Infrastructure Investments, LLC	43,150	39,427	3%	54,514	51,098	2%
Equity/Other	211,461	238,729	16%	333,510	494,195	24%
Short-Term Investments	20,994	21,000	1%	—	—	—
Total	$1,543,925	$1,523,196	100%	$1,922,940	$2,047,115	100%
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
As of December 31, 2023, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the consolidated schedule of investments as of December 31, 2023.
As of December 31, 2022, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the consolidated schedule of investments as of December 31, 2022.
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
companies in accordance with the terms of the underlying agreements. As of December 31, 2023, the Company had five senior secured loan investments with aggregate unfunded commitments of $11,232 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2022, the Company had six senior secured loan investments with aggregate unfunded commitments of $25,891 and an unfunded commitment of $7,625 in U.S dollars and $858 in Canadian dollars to contribute to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy—Upstream	$309,456	20%	$854,974	42%
Energy—Midstream	303,175	20%	646,488	32%
Consumer Services	156,089	10%	—	—
Capital Goods	116,454	8%	—	—
Financial Services	83,197	6%	—	—
Health Care Equipment & Services	73,105	5%	—	—
Energy—Power	69,696	5%	386,007	19%
Commercial & Professional Services(1)	62,036	4%	12,508	0%
Materials	49,653	3%	—	—
Automobiles & Components	39,521	3%	—	—
Consumer Discretionary Distribution & Retail	37,428	3%	—	—
Energy—Service & Equipment(1)	33,734	2%	96,040	5%
Transportation	30,157	2%	—	—
U.S. Treasury Bills	21,000	1%	—	—
Household & Personal Products	20,858	1%	—	—
Insurance	20,251	1%	—	—
Media & Entertainment	19,829	1%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	19,300	1%	—	—
Consumer Staples Distribution & Retail	18,830	1%	—	—
Sustainable Infrastructure Investments, LLC(2)	39,427	3%	51,098	2%
Total	$1,523,196	100%	$2,047,115	100%
____________
(1)    FS/EIG Advisor monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the years ended December 31, 2023 and 2022, two investments had their industry re-classified from Energy—Industrials to Commercial & Professional Services, and one investment had its industry re-classified from Energy—Service & Equipment to Commercial & Professional Services.
(2)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream and renewables assets in the Energy sector.
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
significant actions for SIIJV. SIIJV invests in senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans and other midstream, renewables and power assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of December 31, 2023, the Company and Imperial funded approximately $49,313 to SIIJV, of which $43,150 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of Term SOFR plus a credit spread adjustment calculated by reference to the interest periods of particular loan assets per the terms of the credit agreement (or the relevant benchmark reference rate for any foreign currency borrowings) (in each case, subject to a floor of the higher of 0% and any applicable floor for particular loan assets), plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of December 31, 2023, total outstanding borrowings under the Seine Funding Facility were $145,483.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Total investments(1)	$170,083	$274,088
Weighted average current interest rate on debt investments(2)	7.45%	6.96%
Number of portfolio assets in SIIJV	6	9
Largest investment in a single portfolio company(1)	$57,227	$73,707
_______________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
Sustainable Infrastructure Investments, LLC Portfolio
As of December 31, 2023

Portfolio Company(a)(f)	Footnotes	Energy Industry	Rate(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Blue Heron Intermediate Holdco I, LLC		Midstream	S+188	4/22/24	$30,661	$30,661	$30,692
Copper Mountain Solar 3, LLC		Renewables	S+188	5/31/25	16,104	16,104	16,172
FLNG Liquefaction 2, LLC		Midstream	S+150	12/31/26	26,567	26,567	26,557
NES Hercules Class B Member, LLC		Renewables	S+163	1/31/28	24,176	24,176	24,769
ST EIP Holdco LLC		Midstream	S+250	11/5/24	57,227	57,227	57,143
Top of the World Wind Energy LLC		Renewables	S+213	12/1/28	15,348	15,348	15,616
Total Senior Secured Loans—First Lien						170,083	170,949
TOTAL INVESTMENTS—100.0%						$170,083	$170,949

FS Specialty Lending Fund
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
(b)    Certain variable rate securities in SIIJV’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2023 and 2022, the three-month SOFR, or S, was 5.33% and 4.59%, respectively. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. As of December 31, 2022, the three-month LIBOR, or L, was 4.77% and the Canadian Dollar Offered Rate, or C, was 4.94%.
(c)    Denominated in U.S. dollars unless otherwise noted.
(d)    Security is classified as Level 3 and fair value is determined in accordance with SIIJV’s valuation process.
(e)    Investment denominated in Canadian dollars. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2022.
(f)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.

Below is selected balance sheet information for SIIJV as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$170,949	$275,058
Cash and other assets	29,089	10,380
Total assets	$200,038	$285,438
Debt	$145,483	$213,583
Other liabilities	3,406	3,358
Total liabilities	148,889	216,941
Members' equity	$51,149	$68,497

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected statement of operations information for SIIJV for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Selected Statement of Operations Information
Total investment income	$18,760	$11,463
Expenses
Interest expense	12,438	6,994
Administrative services	173	166
Custodian and accounting fees	183	184
Professional services	203	125
Other	49	54
Total expenses	13,046	7,523
Net investment income	5,714	3,940
Net realized and unrealized gain (loss)	(562)	(821)
Net increase in net assets resulting from operations	$5,152	$3,119
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
As of December 31, 2023 and 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2023	December 31, 2022
Level 1—Price quotations in active markets	$—	$2,465
Level 2—Significant other observable inputs	683,716	450,445
Level 3—Significant unobservable inputs	839,480	1,594,205
Total	$1,523,196	$2,047,115

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of December 31, 2023 and 2022, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

	December 31, 2023		December 31, 2022
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	698
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$—	$—	$698
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the years ended December 31, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2023
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$443,245	$143,270	$10,074	$54,374	$400,414	$51,098	$491,730	$1,594,205
Accretion of discount (amortization of premium)	2,227	757	42	107	1,230	—	—	4,363
Net realized gain (loss)	(8,935)	(52)	6	232	(11,847)	—	(27,458)	(48,054)
Net change in unrealized appreciation (depreciation)	(61,574)	(756)	(87)	(95)	32,308	(307)	(133,481)	(163,992)
Purchases	95,512	—	—	—	—	—	1,746	97,258
Paid-in-kind interest	9,858	—	—	4,341	—	—	—	14,199
Sales and repayments	(243,026)	(88,795)	(161)	(58,959)	(162,115)	(11,364)	(94,079)	(658,499)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$237,307	$54,424	$9,874	$—	$259,990	$39,427	$238,458	$839,480
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(62,195)	$(440)	$(87)	$—	$26,665	$(307)	$(158,534)	$(194,898)

	For the Year Ended December 31, 2022
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/ Other	Total
Fair value at beginning of period	$414,075	$84,083	$10,371	$104,659	$497,288	$50,770	$460,236	$1,621,482
Accretion of discount (amortization of premium)	1,781	275	48	151	4,194	—	—	6,449
Net realized gain (loss)	(12,186)	12	—	(27,542)	7,203	—	71,214	38,701
Net change in unrealized appreciation (depreciation)	25,893	(644)	(345)	34,305	(6,345)	328	61,335	114,527
Purchases	112,154	110,150	—	19,800	—	—	16,052	258,156
Paid-in-kind interest	11,284	537	—	7,916	188	—	—	19,925
Sales and repayments	(168,461)	(51,143)	—	(84,915)	(102,114)	—	(117,107)	(523,740)
Transfers into Level 3(1)	58,705	—	—	—	—	—	—	58,705
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$443,245	$143,270	$10,074	$54,374	$400,414	$51,098	$491,730	$1,594,205
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$15,525	$(421)	$(345)	$(382)	$(3,691)	$328	$74,950	$85,964
________________________
(1)    Changes in inputs or methodologies used for valuing investments may result in transfers into or out of levels within the fair value hierarchy. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the year ended December 31, 2022, transfers into Level 3 were due to decreased price transparency.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2023 and 2022 were as follows:

Type of Investment	Fair Value at December 31, 2023	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$212,250	Market Comparables	Market Yield (%)	8.2%-20.5%	13.6%
			EBITDA Multiples (x)	3.9x-4.6x	4.4x
	4,807	Discounted Cash Flow	Discount Rate (%)	9.0%-13.0%	10.8%
	20,250	Other(2)
Senior Secured Loans—Second Lien	54,424	Market Comparables	Market Yield (%)	12.5%-14.0%	13.1%
Senior Secured Bonds	9,874	Market Comparables	Market Yield (%)	7.5%-8.5%	8.0%
Preferred Equity	259,990	Market Comparables	Market Yield (%)	10.0%-23.0%	17.5%
			EBITDA Multiples (x)	12.0x-13.0x	12.5x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
Sustainable Infrastructure Investments, LLC	39,427	Discounted Cash Flow	Discount Rate (%)	8.0%-10.0%	9.0%
Equity/Other	51,160	Market Comparables	EBITDA Multiples (x)	2.7x-13.0x	6.0x
			Production Multiples (MMcfe/d)	$3,000.0-$3,600.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	0.3x-0.4x	0.3x
	166,946	Discounted Cash Flow	Discount Rate (%)	8.0%-17.1%	16.5%
	7,121	Option Valuation Model	Volatility (%)	55.0%-65.0%	60.0%
	13,231	Other(2)
Total	$839,480

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$413,268	Market Comparables	Market Yield (%)	8.5%-21.8%	12.3%
			EBITDA Multiples (x)	5.0x-7.5x	6.3x
	29,977	Discounted Cash Flow	Discount Rate (%)	11.5%-19.5%	15.4%
Senior Secured Loans—Second Lien	143,270	Market Comparables	Market Yield (%)	10.3%-14.3%	11.8%
Senior Secured Bonds	10,074	Market Comparables	Market Yield (%)	6.9%-7.9%	7.4%
Unsecured Debt	19,256	Market Comparables	Market Yield (%)	10.3%-11.3%	10.8%
	35,118	Other(2)
Preferred Equity	316,767	Market Comparables	Market Yield (%)	8.8%-30.3%	19.0%
			EBITDA Multiples (x)	9.5x-10.5x	10.0x
			Net Aircraft Book Value Multiple (x)	1.0x-1.0x	1.0x
	83,647	Discounted Cash Flow	Discount Rate (%)	11.3%-12.3%	11.8%
Sustainable Infrastructure Investments, LLC	51,098	Discounted Cash Flow	Discount Rate (%)	13.5%-14.5%	14.0%
Equity/Other	481,623	Market Comparables	EBITDA Multiples (x)	1.8x-10.5x	5.4x
			Production Multiples (Mboe/d)	$27,946.0-$37,500.0	$30,265.3
			Proved Reserves Multiples (Mmboe)	$6.9-$10.3	$7.6
			Production Multiples (MMcfe/d)	$3,400.0-$3,700.0	$3,550.0
			Proved Reserves Multiples (Bcfe)	0.8x-0.9x	0.8x
			PV-10 Multiples (x)	0.5x-0.9x	0.8x
	2,488	Discounted Cash Flow	Discount Rate (%)	8.0%-33.0%	23.8%
	5,734	Option Valuation Model	Volatility (%)	31.5%-55.1%	36.6%
	1,885	Other(2)
Total	$1,594,205
________________________

FS Specialty Lending Fund
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

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangements as of December 31, 2023 and 2022:

	As of December 31, 2023
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.00%	$400,000	$100,000	September 6, 2026
Total			$400,000	$100,000

	As of December 31, 2022
Arrangement(1)	Type of Arrangement	Rate(4)	Amount Outstanding	Amount Available	Maturity Date
JPMorgan Facility	Term Loan	L+3.00%	$305,676	$—	February 16, 2023(5)
Senior Secured Notes(3)	Bond	7.50%	457,075	—	August 15, 2023(6)
Total			$762,751	$—
________________________
(1)    The carrying amount outstanding under the facility approximates its fair value, unless otherwise noted.
(2)    The financing fee under the Barclays Facility is based on three-month term SOFR (with a floor of 0.00%) plus a facility margin calculated monthly as the weighted average of the individual margin of the collateral obligations (subject to a floor, in the aggregate, of 3.00%).
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
For the years ended December 31, 2023, 2022 and 2021, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2023			2022			2021
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$4,734	$636	$5,370	$—	$—	$—	$—	$—	$—
JPMorgan Facility(3)	2,790	238	3,028	14,670	1,798	16,468	9,623	3,780	13,403
Senior Secured Notes(4)	12,760	2,540	15,300	34,951	4,297	39,248	36,675	4,044	40,719
Total	$20,284	$3,414	$23,698	$49,621	$6,095	$55,716	$46,298	$7,824	$54,122
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The Company’s average borrowings and weighted average interest rate for the period from January 1, 2023 to May 15, 2023, the date on which the Company redeemed 100% of the issued and outstanding Senior Secured Notes, were $557,446 and 7.49%, respectively. The Company had no outstanding borrowings during the period from May 15, 2023 to September 5, 2023. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the period from September 6, 2023 (the date on which the Company entered into the Barclays Facility) to December 31, 2023, were $151,111 and 9.64%, respectively. As of December 31, 2023, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 8.78%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2022 were $768,752 and 7.25%, respectively. As of December 31, 2022, the Company’s effective interest rate on borrowings was 7.47%.
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2023 and 2022.
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
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transactions with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on one or more occasions beginning September 6, 2023, Barclays began purchasing Notes held by FSSL Finance BB Seller for an aggregate purchase price of $400,000 outstanding as of December 31, 2023, which price may, subject to satisfaction of certain conditions, increase from time to time up to the maximum aggregate purchase price of $500,000. The scheduled Repurchase Date is September 6, 2026.
Pursuant to the Repurchase Agreement, FSSL Finance BB Seller has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The

FS Specialty Lending Fund
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
As of December 31, 2023, Notes in an aggregate principal amount of $400,000 had been purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $394,437. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $6,199 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of December 31, 2023, $5,563 of such deferred financing costs had yet to be amortized to interest expense.
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)
____________________________________________________________________________________________________________
Note 11. Senior Securities Asset Coverage
Information about the Company's senior securities is shown in the table below as of December 31, 2023, 2022, 2021, 2020 and 2019:

As of December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit (Exclude Bank Loans)(3)
2019	$1,236,667	$2,924	—	N/A
2020	$905,667	$2,577	—	N/A
2021	$775,667	$3,066	—	N/A
2022	$762,751	$3,299	—	N/A
2023	$400,000	$4,905	—	N/A
_________________________
(1)    Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. All prior period ratios have been updated to conform with this current presentation.
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data:(1)
Net asset value, beginning of year	$3.88	$3.59	$3.25	$5.43	$6.01
Results of operations(2)
Net investment income	0.18	0.16	0.09	0.19	0.46
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.44)	0.25	0.37	(2.20)	(0.54)
Net increase (decrease) in net assets resulting from operations	(0.26)	0.41	0.46	(2.01)	(0.08)
Shareholder distributions(3)
Distributions from net investment income	(0.19)	(0.12)	(0.12)	(0.14)	(0.50)
Distributions representing return of capital	—	—	—	(0.03)	—
Net decrease in net assets resulting from shareholder distributions	(0.19)	(0.12)	(0.12)	(0.17)	(0.50)
Capital share transactions
Issuance of common shares(4)	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	—	—
Net asset value, end of year	$3.43	$3.88	$3.59	$3.25	$5.43
Shares outstanding, end of year	455,506,155	451,465,673	446,089,499	440,020,123	438,477,007
Total return(5)	(6.89)%	11.39%	14.22%	(37.68)%	(1.83)%
Total return (without assuming reinvestment of distributions)(5)	(6.70)%	11.29%	14.15%	(37.02)%	(1.33)%
Ratio/Supplemental Data:
Net assets, end of year	$1,562,055	$1,753,748	$1,602,323	$1,428,577	$2,379,605
Ratio of net investment income to average net assets(6)(7)	4.77%	4.02%	2.77%	4.82%	7.76%
Ratio of total operating expenses to average net assets(6)	4.50%	6.78%	6.96%	8.20%	6.54%
Ratio of management fee offset to average net assets(6)	(0.02)%	(0.15)%	(0.09)%	(0.04)%	(0.23)%
Ratio of net operating expenses to average net assets(6)	4.48%	6.63%	6.87%	8.16%	6.31%
Ratio of interest expense to average net assets(6)	1.39%	3.21%	3.46%	4.39%	3.40%
Ratio of federal and state taxes to average net assets(6)	0.15%	0.13%	—	—	—
Portfolio turnover	45.84%	16.15%	44.25%	26.54%	32.88%
Total amount of senior securities outstanding, exclusive of treasury securities	$400,000	$762,751	$775,667	$905,667	$1,236,667
Asset coverage per unit(8)	$4,905	$3,299	$3,066	$2,577	$2,924
Asset coverage ratio(8)	4.91	3.30	3.07	2.58	2.92
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
(5)    The total return for each year presented was calculated based on the change in net asset value during the applicable year, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. Following the termination of the Company’s distribution reinvestment plan effective September 15, 2023, the total return for each year presented subsequent to the effective date was calculated based on the change in net asset value during the applicable year, assuming the reinvestment of all distributions at the Company’s net asset value per share as of the end of the applicable period. The total return (without assuming reinvestment of distributions) for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable year and dividing the total by the net asset value per share at the beginning of the applicable year. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company’s common shares. The total returns include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)
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
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 4.75%, 3.87%, 2.68%, 4.78% and 7.53% for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. All prior period ratios have been updated to conform with this current presentation.
Note 13. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2023 and 2022. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$42,708	$30,443	$41,476	$43,095
Operating expenses
Total expenses and federal and state taxes	17,125	13,788	19,594	26,193
Less: Management fee offset	(4)	(63)	(19)	(255)
Net expenses and federal and state taxes	17,121	13,725	19,575	25,938
Net investment income	25,587	16,718	21,901	17,157
Realized and unrealized gain (loss)	(62,142)	(44,141)	(46,552)	(49,711)
Net increase (decrease) in net assets resulting from operations	$(36,555)	$(27,423)	$(24,651)	$(32,554)
Per share information—basic and diluted
Net investment income	$0.05	$0.04	$0.05	$0.04
Net increase (decrease) in net assets resulting from operations	$(0.08)	$(0.06)	$(0.05)	$(0.07)
Weighted average shares outstanding	455,506,174	455,401,486	454,041,028	452,684,238

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment income	$59,535	$42,450	$47,073	$35,909
Operating expenses
Total expenses and federal income and excise taxes	32,157	29,306	27,937	28,417
Less: Management fee offset	(13)	(208)	(1,700)	(698)
Net expenses and federal income and excise taxes	32,144	29,098	26,237	27,719
Net investment income	27,391	13,352	20,836	8,190
Realized and unrealized gain (loss)	2,849	(64,453)	(5,256)	181,593
Net increase (decrease) in net assets resulting from operations	$30,240	$(51,101)	$15,580	$189,783
Per share information—basic and diluted
Net investment income	$0.06	$0.03	$0.05	$0.02
Net increase (decrease) in net assets resulting from operations	$0.07	$(0.11)	$0.03	$0.42
Weighted average shares outstanding	451,364,025	450,023,829	448,730,149	447,404,395
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2023 and 2022. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2023, 93.3% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 14. Subsequent Events
BNP Paribas Total Return Swap
On February 15, 2024, FSSL Finance BNPP TRS LLC, or FSSL Finance BNPP TRS, a wholly-owned financing subsidiary of the Company, entered into a loan TRS with BNP Paribas, or BNPP.
The TRS with BNPP enables the Company, through its ownership of FSSL Finance BNPP TRS, to obtain the economic benefit of owning the broadly syndicated loans subject to the TRS, without actually owning them, in return for an interest-type payment to BNPP. As such, the TRS is analogous to the Company borrowing funds to acquire loans and incurring interest expense to a lender.
The terms of the TRS with BNPP include, among other things, (a) payment by BNPP to FSSL Finance BNPP TRS of all interest and fees (less applicable withholding taxes) on the underlying loans, (b) payment by FSSL Finance BNPP TRS to BNPP of (i) a financing fee on the outstanding notional amount of the TRS at a rate equal to USD-SOFR Compounded Index plus 1.65% per annum, and (ii) a utilization fee of 0.85% per annum on the difference between any lesser usage amount and a $100,000 minimum usage threshold, (c) upon the termination or repayment of any loan subject to the TRS, FSSL Finance BNPP TRS either will receive from BNPP the appreciation in the value of such loan or will pay to BNPP any depreciation in the value of such loan and (d) guarantee by the Company of all obligations of FSSL Finance BNPP TRS.

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2023, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
b. Exhibits
Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Specialty Lending Fund or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
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
4.3*    Description of Securities.
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

10.3    Sale and Contribution Agreement, dated September 6, 2023, by and between FS Energy and Power Fund and FSSL Finance BB AssetCo LLC. (Incorporated by reference to Exhibit 10.1 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.4    Indenture, dated as of September 6, 2023, by and between FSSL Finance BB AssetCo LLC, Barclays Bank PLC, and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.5    FSSL Finance BB AssetCo LLC Notes Due 2033. (Incorporated by reference to Exhibit 10.3 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.6    Master Repurchase Agreement (September 1996 version), by and between Barclays Bank PLC and FSSL Finance BB Seller LLC, together with Annex 1 and the Master Confirmation thereto, each dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.4 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.7    Guaranty, by FS Energy and Power Fund in favor of Barclays Bank PLC, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.5 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.8    Collateral Administration Agreement, by and between FSSL Finance BB AssetCo LLC, FS Energy and Power Fund and Computershare Trust Company, N.A., dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.6 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.9    Investment Management Agreement, by and between FSSL Finance BB AssetCo LLC and FS Energy and Power Fund, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.7 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.10    Margining Agreement, by and between FSSL Finance BB AssetCo LLC, FS Energy and Power Fund, FSSL Finance BB Seller LLC and Barclays Bank PLC, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.8 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
21.1*    Subsidiaries of FS Specialty Lending Fund.
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

FS SPECIALTY LENDING FUND

Date: March 15, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 15, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)

Date: March 15, 2024	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 15, 2024	/s/ SIDNEY BROWN
Sidney Brown Trustee

Date: March 15, 2024	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Trustee

Date: March 15, 2024	/s/ RICHARD GOLDSTEIN
Richard Goldstein Trustee

Date: March 15, 2024	/s/ CHARLES P. PIZZI
Charles P. Pizzi Trustee

Date: March 15, 2024	/s/ PEDRO A. RAMOS
Pedro A. Ramos Trustee