Form 10-K/A
period 2023-12-31
FS Specialty Lending Fund
filed 2024-04-29
CIK 1501729

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
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
of the Exchange Act). Yes ☐ No ☒
There is no established market for the Registrant’s common shares of beneficial interest. The Registrant closed the public offering of its common shares in November 2016. Since the registrant closed its public offering, it continued to issue shares pursuant to its distribution reinvestment plan until the plan was terminated effective September 15, 2023. The price at which the registrant last issued shares pursuant to
the distribution reinvestment plan prior to the plan’s termination was $3.75 per share.
There were 455,506,154.632 shares of the Registrant’s common shares of beneficial interest outstanding as of March 31, 2024.
Documents Incorporated by Reference
None.

Auditor Name: Ernst & Young LLP	Auditor Location: Philadelphia, Pennsylvania	PCAOB ID: 42

Explanatory Note
FS Specialty Lending Fund (the “Company”), which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form
10-K
for the Company’s fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference by this Amendment in reliance on General Instruction G(3) to Form
10-K.
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

FS SPECIALTY LENDING FUND

FORM 10-K/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2023

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance.

Board of Trustees

The role of the Company’s board of trustees (the “Board”) is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for the shareholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, oversight of the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.

The Board is currently comprised of six trustees, five of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”) of the Company or FS/EIG Advisor, LLC, the Company’s investment adviser (the “Advisor”) and are “independent” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market LLC. These individuals are referred to as the Company’s independent trustees (the “Independent Trustees”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Trustees are referred to as interested trustees (the “Interested Trustees”).

Trustees

Information regarding the Board is set forth below. We have divided the trustees into two groups - Interested Trustees and Independent Trustees. The address for each trustee is c/o FS Specialty Lending Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	TRUSTEE SINCE	EXPIRATION OF TERM
Interested Trustees(1)
Michael C. Forman	63	2010	2024
Independent Trustees
Sidney R. Brown	67	2011	2024
Gregory P. Chandler	57	2010	2024
Richard I. Goldstein	63	2011	2024
Charles P. Pizzi	67	2012	2024
Pedro A. Ramos	59	2018	2024

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Thomas are each an “interested person” because of their affiliation with the Advisor.

Interested Trustees

Michael C. Forman is Chairman and Chief Executive Officer of Franklin Square Holdings, LP (“FS Investments”) and has been leading FS Investments since its founding in 2007. Mr. Forman has served as the Company’s Chairman and Chief Executive Officer since its inception in September 2010 and as the Chairman and Chief Executive Officer of the Company’s former investment adviser, FS Investment Advisor, LLC, since its inception in September 2010. He has also served as the Chairman and Chief Executive Officer of FS/EIG Advisor since its inception. Mr. Forman also currently serves as Chairman, President and/or Chief Executive Officer of certain of the other funds sponsored by FS Investments and its affiliates. Mr. Forman has served as a member of the board of directors of FS KKR Capital Corp. (“FSK”) since 2007, FS Credit Opportunities Corp. since 2013, FS Series Trust since 2017, FS Credit Income Fund since 2016, and FS Credit Real Estate Income Trust, Inc. since 2017. Mr. Forman has served as a member of the boards of trustees of KKR FS Income Trust since 2022, and KKR FS Income Trust Select since 2023. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of several civic and charitable boards, including the Barnes Foundation Corporate Leadership (board member), Children’s Hospital of Philadelphia (corporate council member), Drexel University,the Center City District Foundation and Cobbs Creek Foundation (board member). He is a founding member of the Philadelphia Equity Alliance. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including FS/EIG Advisor. The Board believes Mr. Forman’s experience and his positions as the Company and FS/EIG Advisor’s Chief Executive Officer make him a significant asset to the Company.

Independent Trustees

Sidney R. Brown has served as the Chief Executive Officer of NFI, Inc. (“NFI”), a premier integrated supply chain solutions company, since the late 1990s. NFI, founded in 1932 as National Hauling, has evolved from a trucking company in a regulated environment into one of the largest privately-held third-party logistics companies in the United States. NFI in North America now consists of logistics, warehousing and distribution, transportation, intermodal, real estate, transportation brokerage, contract packaging, solar, global freight forwarding and NFI Canada. From 1990 to 2017, Mr. Brown served in various capacities with Sun National Bank, including chairman and interim Chief Executive Officer. In addition, Mr. Brown is a general partner of various real estate companies having extensive holdings with an emphasis on development and management of commercial and industrial real estate. He began his career working for Morgan Stanley in New York City as a financial analyst in the corporate finance department of the investment bank. Mr. Brown has served as a trustee of J & J Snack Foods Corp. since 2004, and currently serves on the board of trustees of Cooper Health System. Mr. Brown also served as a director of Sun National Bank from 1990 to 2016, and as chairman from 2013 to 2016. Mr. Brown received a B.S.B.A. in Finance from Georgetown University and an M.B.A. from Harvard University.

Mr. Brown has served as a member of various boards for publicly-traded companies. In addition, his service as Chief Executive Officer of NFI has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Gregory P. Chandler has been Chief Financial Officer of HC Parent Corp. (dba: Herspiegel Consulting LLC (“Herspiegel”), a leading pharmaceutical and biotech consulting firm since December 2020. Prior to Herspiegel, Mr. Chandler acted as Chief Financial Officer of Emtec, Inc. (“Emtec”), a global information technology services provider, from May 2009 to April 2020. Mr. Chandler was a member of Emtec’s board of directors from 2005 to 2019, where he served as chairman of the audit committee from 2005 through 2009. He was a member of the board of directors of FS KKR Capital Corp. (formerly FS Investment Corporation) from April 2008 through December 2018, and served as chairman of its audit committee and as a member of its valuation committee. Mr. Chandler also presently serves as director and chairman of the audit committee of the RBB Funds and the Wilmington Funds. Mr. Chandler’s degrees include a B.S. in Engineering from the United States Military Academy at West Point and an M.B.A. from Harvard Business School. He is also a Certified Public Accountant (inactive). Mr. Chandler began his career as an officer in the United States Army. After business school he spent four years with PricewaterhouseCoopers LLP (“PwC”), and its predecessor, Coopers and Lybrand, where he assisted companies in the “Office of the CFO Practice” and also worked as a certified public accountant. During his tenure at PwC he spent the majority of his time in the investment company practice. He was also an Investment Banker for 10 years leading the Business and IT services practice at Janney Montgomery Scott LLC prior to his CFO positions.

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

Richard I. Goldstein has served as the Company’s lead independent trustee since March 2015. Mr. Goldstein also serves as a member of the board of directors of FS KKR Capital Corp. and has served in such role since April 2015. Mr. Goldstein also serves as a member of the board of trustees of KKR FS Income Trust and KKR FS Income Trust Select and has served in such roles since October 2022 and May 2023 respectively. He currently acts as Chief Operating Officer of Radius Global Infrastructure Inc. since 2020 and also served as a managing trustee of Liberty Associated Partners, LP (“LAP”), since 2000 and Associated Partners, LP, or AP, since 2006, both investment funds that make private and public market investments in communications, media, internet and energy companies. Prior to joining LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc. (“AGI”), a multi- billion dollar publicly-traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a trustee, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein has also served as a director of Ubicquia since 2017. He also served as a member of the board of trustees of The Shipley School from 2009 through 2014 and has counseled many early stage companies. Mr. Goldstein received a B.S. in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

Mr. Goldstein has extensive experience as a senior executive and in negotiating investment transactions in a variety of industries, including in the energy industry. This experience has provided Mr. Goldstein, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Charles P. Pizzi is the retired president, director and Chief Executive Officer of Tasty Baking Company, manufacturer of Tastykake branded snack cakes. He served in these positions from 2002 to May 2011. Prior to leading Tasty Baking Company, Mr. Pizzi served as president and chief executive officer of the Greater Philadelphia Chamber of Commerce, vice-chairman of the American Chamber of Commerce Executives and chairman of the Metro Council of Presidents. His career also includes work with the transition teams for the former Pennsylvania Governor Tom Ridge and the former Philadelphia Mayor Ed Rendell. Mr. Pizzi has also served as Commerce Director for the City of Philadelphia. He has been a trustee of Brandywine Realty Trust since 1996, serving on the audit committee and as a chair of the compensation committee, the chairman of the board of directors of Independence Health Group (“IHG”) where he has been a member since 1991, trustee of Pennsylvania Real Estate Investment Trust since May 2013 and a director of Drexel University since 1991. Mr. Pizzi has also been a Trustee Emeritus at Drexel University since 2023. Since 2020, Mr. Pizzi is also a trustee of Mistras Group Inc., a multinational provider of integrated technology-enabled asset protection solutions. He has also served as chairman of AmeriHealth Caritas, a subsidiary of IHG and a provider of Medicaid service, since February 2023. Mr. Pizzi was a director of the Federal Reserve Bank of Philadelphia from 2006 to December 2011, serving as chairman from January 2010 to December 2011. He also previously served as a director of the Philadelphia Stock Exchange from 1998 until it was acquired by NASDAQ in July 2008, on the board of governors of NASDAQ OMX PHLX, Inc. from August 2008 to March 2009 and as a director of Allied Security Holdings LLC from 2011 to 2016. Mr. Pizzi holds a bachelor’s degree from LaSalle University and a master’s degree from the University of Pennsylvania.

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

Mr. Ramos has served as a director of Independence Health Group, Inc. since 2015 and prior to mergers served as a director of AmeriGas Propane, Inc (NYSE:APU) from September 2015 to August 2019 and trustee of FS Investment Corporation (NYSE: FSIC) from September 2013 to December 2018. A civic leader, Mr. Ramos has served as director of the Greater Philadelphia Chamber of Commerce since October 2016 and on its executive committee from October 2017 to October 2023. An Eisenhower Fellow since 2000, he was elected to be a trustee and member of the executive committee of the Eisenhower Exchange Fellowships in 2022.

Mr. Ramos’ extensive service in the private and public sectors has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	63	Chief Executive Officer
David Weiser	43	Chief Investment Officer
Edward T. Gallivan, Jr.	62	Chief Financial Officer and Treasurer
James Beach	37	Chief Operating Officer
Stephen S. Sypherd	47	General Counsel
James F. Volk	61	Chief Compliance Officer

The address for each executive officer is c/o FS Specialty Lending Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

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

Stephen S. Sypherd serves as the Company’s General Counsel. Mr. Sypherd also currently serves as the General Counsel, Vice President, Treasurer and/or Secretary of certain of the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as Senior Vice President from December 2011 to August 2014, General Counsel since January 2013 and Managing Director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts, chairs the audit committee of that board and also serves on its executive and governance committees.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Corporate Governance portion of the Company’s website at https://fsinvestments.com/investments/fssl-corporate-governance/. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Shareholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee

The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Chandler (Chairman), Pizzi and Ramos, each an Independent Trustee. The Board has determined that Mr. Chandler is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies and to oversee issues related to cybersecurity impacting the Company. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Corporate Governance portion of Company’s website at https://fsinvestments.com/investments/fssl-corporate-governance/.

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

The table below sets forth the compensation received by each of the Company’s trustees for service during the fiscal year ended December 31, 2023. Our trustees do not receive any retirement benefits from us.

Name of Trustee	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
Michael C. Forman(1)	—	—
R. Blair Thomas(1)(2)	—	—
Sidney R. Brown	$112,500	$112,500
Gregory P. Chandler	$140,500	$140,500
Richard I. Goldstein	$161,500	$161,500
Charles P. Pizzi	$131,500	$131,500
Pedro A. Ramos	$120,500	$120,500

(1)	Messrs. Forman and Thomas do not receive fees.
(2)	Mr. Thomas resigned from the Board, effective February 19, 2024.

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

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2024, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and trustees as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of March 31, 2024.

	Shares Beneficially Owned as of March 31, 2024
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	447,326.465	*
Independent Trustees:
Sidney R. Brown(4)	64,870.090	*
Gregory P. Chandler(5)	30,845.311	*
Richard I. Goldstein	43,992.788	*
Charles P. Pizzi	22,003.792	*
Pedro A. Ramos	—	—
Executive Officers:
Edward T. Gallivan, Jr.	5,171.140	*
David Weiser	—	—
James Beach	2,114.739	*
Stephen S. Sypherd(6)	7,920.475	*
James F. Volk	2,316.699	*
All Trustees and Executive Officers as a group (11 persons)	626,561.499	*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Specialty Lending Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 455,506,154.632 Shares issued and outstanding on March 31, 2024.
(3)	Includes 270,905.320 Shares held through MCFDA SCV LLC, 11,875.689 Shares held for the benefit of minor children in trust and 164,545.456 Shares held by FSH Seed Capital Vehicle I LLC.
(4)	Includes 28,055.556 Shares held by NFI International, Ltd., a company of which Mr. Brown is a principal interest holder, and 36,814.534 Shares held in trust.
(5)	All Shares held in 401(k) account.
(6)	All Shares held in a joint account with spouse.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

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

The Advisor may receive structuring or other upfront fees from portfolio companies in which the Advisor has caused the Company to invest. The Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by the Advisor or its members against the management fees payable by the Company under the Investment Advisory and Administrative Services Agreement. During the years ended December 31, 2023, 2022 and 2021, $341, $2,619 and $1,439 (dollars in thousands), respectively, of structuring, upfront or certain other fees received by the Advisor or its members were offset against management fees.

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

The following table describes the fees and expenses accrued under the Investment Advisory and Administrative Services Agreement during the years ended December 31, 2023 and 2022 (dollar amounts in the table below and the related notes are presented in thousands):

Related Party	Source Agreement	Description	Year Ended December 31, 2023	Year Ended December 31, 2022
The Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$35,036	$41,940
The Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$6,087	$5,626

(1)

During the years ended December 31, 2023 and 2022, $37,805 and $41,221, respectively, in base management fees were paid to the Advisor. The base management fee amount shown in the table above for the years ended December 31, 2023 and 2022 is shown net of $341 and $2,619, respectively, in structuring, upfront or certain other fees received by the Advisor or its members and offset against base management fees. As of December 31, 2023, $8,416 in base management fees were payable to the Advisor.

(2)

During the years ended December 31, 2023 and 2022, $4,431 and $3,930, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses. The Company paid $6,469 and $5,134 in administrative services expenses to the Advisor, or its affiliates, during the years ended December 31, 2023 and 2022, respectively.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013 (the “Order”), the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Company’s former investment adviser, including FS KKR Capital Corp., or collectively the Company’s co-investment affiliates. Effective April 9, 2018 (the “JV Effective Date”), and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds (the “EIG Order”). On September 19, 2023, the Company, among other applicants, filed an application with the SEC to seek permission to co-invest in certain privately negotiated transactions with certain affiliates of the Advisor, including FS Credit Opportunities Corp. and FS Tactical Opportunities Fund. The application provides that, among other things, should the SEC grant the requested order, the Company would withdraw from the EIG Order, except with respect to any transaction in which the Company participated in reliance on the EIG Order prior to the issuance of the new order. There is no guarantee if and when the application will be granted by the SEC.

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

The Board is currently comprised of six trustees, five of whom are Independent Trustees. The Board has determined that the following trustees are Independent Trustees: Messrs. Brown, Chandler, Goldstein, Pizzi and Ramos. Based upon information requested from each trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has, or within the last two years had, a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any Board committee or as a shareholder.

Item 14.	Principal Accountant Fees and Services.

Fees to Auditors

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Ernst & Young LLP for professional services performed for the fiscal years ended December 31, 2023 and 2022:

Fiscal Year	Audit Fees(1)	Audit- Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2023	$551,103	$61,800	—	—
2022	$509,800	$62,500	—	—

(1)

“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings.

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

(3)	“Tax Fees” consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.
(4)	“All Other Fees” are those fees, if any, billed to the Company by Ernst and Young LLP other than Audit Fees, Audit-Related Fees and Tax Fees.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by Ernst & Young LLP to management. All of the audit and non-audit services described above for which Ernst & Young LLP invoiced the Company for the fiscal years ended December 31, 2023 and 2022 were pre-approved by the Audit Committee.

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

Date: April 29, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Trustee

Date: April 29, 2024	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2024	/s/ SIDNEY R. BROWN
Sidney R. Brown Trustee

Date: April 29, 2024	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Trustee

Date: April 29, 2024	/s/ RICHARD I. GOLDSTEIN
Richard I. Goldstein Trustee

Date: April 29, 2024	/s/ CHARLES P. PIZZI
Charles P. Pizzi Trustee

Date: April 29, 2024	/s/ PEDRO A. RAMOS
Pedro A. Ramos Trustee