Form 10-Q
period 2024-03-31
FS Specialty Lending Fund
filed 2024-05-15
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 455,506,155 common shares of beneficial interest outstanding as of May 1, 2024.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,652,065 and $1,358,793, respectively)	$1,686,939	$1,414,684
Non-controlled/affiliated investments (amortized cost—$45,231 and $25,601, respectively)	27,968	7,496
Controlled/affiliated investments (amortized cost—$159,718 and $159,531, respectively)	86,365	101,016
Total investments, at fair value (amortized cost—$1,857,014 and $1,543,925, respectively)	1,801,272	1,523,196
Cash and cash equivalents	186,949	486,059
Restricted cash	12,189	6,699
Receivable for investments sold and repaid	29,870	27,860
Interest receivable	15,321	15,093
Dividends receivable	351	360
Unrealized appreciation on swap contracts	196	—
Swap income receivable	1,119	36
Prepaid expenses and other assets	59	254
Total assets	$2,047,326	$2,059,557
Liabilities
Payable for investments purchased	$60,589	$61,596
Repurchase facility payable (net of deferred financing costs of $5,047 and $5,563, respectively)(1)	394,953	394,437
Swap income payable	68	259
Shareholder distributions payable	—	27,740
Management fees payable	9,112	8,416
Administrative services expense payable	412	108
Interest payable	1,592	1,603
Trustees' fees payable	164	164
Other accrued expenses and liabilities	1,819	3,179
Total liabilities	468,709	497,502
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 455,506,155 and 455,506,155 shares issued and outstanding, respectively	456	456
Capital in excess of par value	3,185,784	3,185,784
Accumulated earnings (deficit)	(1,607,623)	(1,624,185)
Total shareholders' equity	1,578,617	1,562,055
Total liabilities and shareholders' equity	$2,047,326	$2,059,557
Net asset value per common share at period end	$3.47	$3.43
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$61,799	$30,190
Paid-in-kind interest income	1,236	4,306
Fee income	412	97
Dividend income	4,350	5,690
From non-controlled/affiliated investments:
Interest income	160	157
Paid-in-kind interest income	352	24
From controlled/affiliated investments:
Interest income	881	2,459
Paid-in-kind interest income	60	172
Total investment income	69,250	43,095
Operating expenses
Management fees	9,112	10,474
Administrative services expenses	1,535	1,320
Share transfer agent fees	919	751
Accounting and administrative fees	125	183
Interest expense(1)	9,084	12,598
Trustees' fees	164	164
Other general and administrative expenses	1,098	703
Total operating expenses	22,037	26,193
Less: Management fee offset(2)	—	(255)
Net expenses	22,037	25,938
Net investment income before taxes	47,213	17,157
Federal and state taxes	793	—
Net investment income	46,420	17,157
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	4,119	(8,848)
Non-controlled/affiliated	71	(11,359)
Net realized gain (loss) on foreign currency	—	(120)
Net realized gain (loss) on swap contracts	2,327	12
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(21,017)	(24,519)
Non-controlled/affiliated	842	(2,561)
Controlled/affiliated	(14,838)	(3,393)
Net change in unrealized appreciation (depreciation) on swap contracts	196	1,077
Net change in unrealized appreciation (depreciation) on foreign currency	(9)	—
Total net realized and unrealized gain (loss)	(28,309)	(49,711)
Net increase (decrease) in net assets resulting from operations	$18,111	$(32,554)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.04	$(0.07)
Weighted average shares outstanding	455,506,155	452,684,238
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operations
Net investment income	$46,420	$17,157
Net realized gain (loss) on investments, foreign currency and swap contracts	6,517	(20,315)
Net change in unrealized appreciation (depreciation) on investments	(35,013)	(30,473)
Net change in unrealized appreciation (depreciation) on swap contracts	196	1,077
Net change in unrealized appreciation (depreciation) on foreign currency	(9)	—
Net increase (decrease) in net assets resulting from operations	18,111	(32,554)
Shareholder distributions(1)
Distributions to shareholders	(1,549)	(13,584)
Net decrease in net assets resulting from shareholder distributions	(1,549)	(13,584)
Capital share transactions(2)
Reinvestment of shareholder distributions	—	5,218
Net increase in net assets resulting from capital share transactions	—	5,218
Total increase (decrease) in net assets	16,562	(40,920)
Net assets at beginning of period	1,562,055	1,753,748
Net assets at end of period	$1,578,617	$1,712,828
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$18,111	$(32,554)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(331,694)	(25,032)
Paid-in-kind interest	(1,648)	(4,502)
Proceeds from sales and repayments of long-term investments	132,117	284,570
Net proceeds from sales (purchases) of short-term investments	(105,513)	—
Net realized (gain) loss on investments	(4,190)	20,207
Net change in unrealized (appreciation) depreciation on investments	35,013	30,473
Net change in unrealized (appreciation) depreciation on swap contracts	(196)	(1,077)
Accretion of discount	(2,161)	(1,262)
Amortization of deferred financing costs and discount	516	1,238
(Increase) decrease in receivable for investments sold and repaid	(2,010)	7,022
(Increase) decrease in interest receivable	(228)	4,042
(Increase) decrease in dividends receivable	9	—
(Increase) decrease in swap income receivable	(1,083)	18
(Increase) decrease in prepaid expenses and other assets	195	46
Increase (decrease) in payable for investments purchased	(1,007)	—
Increase (decrease) in swap income payable	(191)	(26)
Increase (decrease) in management fees payable	696	(966)
Increase (decrease) in administrative services expense payable	304	(217)
Increase (decrease) in interest payable(1)	(11)	(8,991)
Increase (decrease) in other accrued expenses and liabilities	(1,360)	(2,013)
Net cash provided by (used in) operating activities	(264,331)	270,976
Cash flows from financing activities
Shareholder distributions paid	(29,289)	(8,325)
Repayments of credit facilities(1)	—	(305,676)
Deferred financing costs paid	—	(136)
Net cash provided by (used in) financing activities	(29,289)	(314,137)
Total increase (decrease) in cash, cash equivalents and restricted cash	(293,620)	(43,161)
Cash, cash equivalents and restricted cash at beginning of period	492,758	481,655
Cash, cash equivalents and restricted cash at end of period(2)	$199,138	$438,494
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$—	$5,218
Non-cash purchases of investments	$—	$(3,284)
Non-cash sales of investments	$—	$3,284
Federal and state taxes paid	$1,245	$711
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the three months ended March 31, 2024 and 2023, the Company paid $8,579 and $20,351, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
(2)    Includes cash and cash equivalents of $186,949 and restricted cash of $12,189. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—61.0%
Acrisure, LLC	(f)	Insurance	S+450		11/6/30	$25,112	$25,016	$25,269
AI Aqua Merger Sub, Inc.	(f)	Capital Goods	S+425	0.5%	7/31/28	17,948	17,804	18,051
AI Aqua Merger Sub, Inc.	(e)	Capital Goods	S+425	0.5%	7/31/28	2,052	2,052	2,064
Aimbridge Acquisition Co. Inc.	(f)	Consumer Services	S+375		2/2/26	26,735	25,778	25,921
AIRRO (Mauritius) Holdings II	(k)(p)(r)	Energy—Power	S+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	14,865	13,405	14,832
Allied Universal Holdco LLC	(f)	Consumer Services	S+475	0.5%	5/12/28	14,420	14,302	14,479
Allied Universal Holdco LLC	(f)	Consumer Services	S+375	0.5%	5/12/28	9,904	9,615	9,902
Allied Wireline Services, LLC	(m)(o)(r)(u)	Energy—Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	70,277	70,277	7,235
American Auto Auction Group, LLC	(f)(q)	Capital Goods	S+500	0.8%	12/30/27	23,913	23,634	23,816
Aretec Group, Inc.	(f)(q)	Financial Services	S+450		8/9/30	6,834	6,804	6,881
Auris Luxembourg III S.a r.l	(f)(k)	Health Care Equipment & Services	S+375		2/27/26	20,234	19,897	20,303
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	20,855	18,746	20,106
BCPE Empire Holdings, Inc.	(f)(q)	Consumer Services	S+400	0.5%	12/11/28	22,400	22,477	22,450
CCS-CMGC Holdings, Inc.	(f)	Health Care Equipment & Services	S+550		10/1/25	27,768	24,052	22,081
Charlotte Buyer, Inc.	(f)	Health Care Equipment & Services	S+525	0.5%	2/11/28	17,800	17,899	17,880
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+650	1.0%	7/18/28	20,863	20,863	21,202
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/25	2,688	2,688	2,732
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/28	1,344	1,344	1,366
Cirque Du Soleil Holding USA Newco, Inc.	(f)	Financial Services	S+425	0.5%	3/8/30	8,365	8,317	8,377
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+400		8/21/28	12,500	12,258	12,516
Clydesdale Acquisition Holdings Inc.	(f)	Financial Services	S+375	0.5%	4/13/29	17,405	17,312	17,449
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	24,938	25,010	25,002
Crown SubSea Communication Holding, Inc.	(f)	Capital Goods	S+475	0.8%	1/30/31	6,000	5,941	6,042
CT Technologies Intermediate Holdings, Inc.	(f)	Health Care Equipment & Services	S+425	0.8%	12/16/25	9,974	9,862	9,968
Delivery Hero Finco LLC	(k)(q)	Consumer Services	S+500	0.5%	12/12/29	20,000	19,900	19,900
Digicel International Finance Ltd.	(f)	Telecommunication Services	S+515	0.5%	5/25/27	20,000	19,236	19,400
Engineered Machinery Holdings, Inc.	(f)	Capital Goods	S+375	0.8%	5/19/28	24,860	24,793	24,806
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	24,841	24,564	24,910
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	13,951	13,877	13,357
Global Tel Link Corp.	(f)(q)	Technology Hardware & Equipment	S+425		11/29/25	14,031	13,599	13,685
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,596	30,023	30,328
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Goodnight Water Solutions, LLC	(f)(r)	Energy—Midstream	S+700	0.5%	6/3/27	$14,328	$14,141	$14,238
Guardian US Holdco, LLC	(f)	Financial Services	S+350	0.5%	1/31/30	24,863	24,891	24,959
Knowlton Development Corporation Inc.	(f)	Household & Personal Products	S+500		8/15/28	26,000	25,352	26,081
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/29/28	24,801	24,129	24,343
LaserShip, Inc.	(f)	Transportation	S+450	0.8%	5/7/28	6,982	6,613	6,523
Learning Care Group No. 2 Inc.	(f)	Consumer Services	S+475	0.5%	8/11/28	21,895	22,027	21,959
Mavis Tire Express Services TopCo, L.P.	(f)	Consumer Discretionary Distribution & Retail	S+375	0.8%	5/4/28	17,349	17,368	17,399
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+900	1.5%	9/11/26	19,925	19,434	19,352
Osaic Holdings, Inc.	(f)(q)	Financial Services	S+450		8/17/28	4,988	4,988	5,013
Permian Production Holdings, LLC	(r)(t)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,060	3,798	4,050
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	13,936	11,926	4,592
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,218	3,827	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Energy—Power	10.0%		8/22/25	2,709	2,709	—
Pretium PKG Holdings, Inc.	(f)	Materials	S+250, 2.5% PIK (2.5% Max PIK)	1.0%	10/2/28	32,378	31,871	32,883
Pro Mach Group, Inc.	(f)	Capital Goods	S+375	1.0%	8/31/28	17,424	17,478	17,506
Proampac PG Borrower LLC	(f)	Materials	S+450	0.8%	9/15/28	22,942	22,955	23,023
RealTruck Group, Inc.	(f)	Automobiles & Components	S+350	0.8%	1/31/28	24,885	24,066	24,729
Ryan, LLC	(f)	Commercial & Professional Services	S+450	0.5%	11/14/30	9,844	9,868	9,905
Ryan, LLC	(e)	Commercial & Professional Services	S+450	0.5%	11/14/30	1,036	1,036	1,043
SRS Distribution Inc.	(f)	Capital Goods	S+350	0.5%	6/2/28	24,860	24,705	25,060
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+550	1.0%	5/15/28	24,536	23,460	24,337
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	24,846	23,463	24,230
Warren Resources, Inc.	(f)(r)(u)	Energy—Upstream	S+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,883	23,883	23,883
Wattbridge Inc.	(f)(r)	Energy—Power	S+985	1.8%	6/30/27	42,938	42,938	41,866
Weber-Stephen Products LLC	(f)(q)	Consumer Durables & Apparel	S+325	0.8%	10/30/27	26,285	24,014	24,404
WMK, LLC	(f)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	29,833	28,839	28,956
WMK, LLC	(e)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	5,167	5,167	5,015
Total Senior Secured Loans—First Lien							1,046,291	977,659
Unfunded Loan Commitments							(14,996)	(14,996)
Net Senior Secured Loans—First Lien							1,031,295	962,663
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—5.2%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+765	1.0%	6/29/27	$34,000	$33,540	$33,581
MBS Services Holdings, LLC	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/20/30	28,622	27,569	28,049
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	20,306
Total Senior Secured Loans—Second Lien							81,646	81,936

Senior Secured Bonds—6.2%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	10,601	9,677	10,556
Aretec Escrow Issuer Inc.	(f)	Financial Services	10.0%		8/15/30	7,000	7,000	7,655
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	25,742	23,419	24,622
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	23,568	21,346	20,819
Navios Logistics Finance, Inc.	(f)(k)	Transportation	10.8%		7/1/25	25,000	24,679	25,013
ST EIP Holdings Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,311	9,914	9,771
Total Senior Secured Bonds							96,035	98,436

Asset Based Finance—1.3%
Bridge Street Warehouse CLO IV Ltd.	(g)(k)(r)(t)	Financial Services	1.6%		1/26/26	20,000	20,329	20,329
Total Asset Based Finance							20,329	20,329

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Preferred Equity—20.6%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Energy—Service & Equipment				28,942,003	$1,447	$5,709
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	20,414	12,493	10,360
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(r)	Energy—Midstream	14.2%		7/2/27	156,250	157,679	222,338
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	72,989	71,940	86,324
Total Preferred Equity							246,345	324,731

Sustainable Infrastructure Investments, LLC—2.6%						Commitment Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC	(k)(r)(u)	Energy—Power				$60,603	$43,150	$40,830
Total Sustainable Infrastructure Investments, LLC							43,150	40,830

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Equity/Other—9.2%
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Energy—Service & Equipment				6,944,444	$6,980	$685
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power				35	2,652	—
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	6,029	3,806
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(u)	Energy—Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(u)	Energy—Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(r)	Energy—Upstream				126,632,117	351	351
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	43,878	36,354
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(t)	Energy—Midstream				105,785	6,681	2,202
Harvest Oil & Gas Corp., Common Equity	(o)(r)(t)	Energy—Upstream				135,062	14,418	344
Maverick Natural Resources, LLC, Common Equity	(n)(r)	Energy—Upstream				503,176	93,044	78,546
MBS Services Holdings, LLC, A-3 Units	(n)(o)(r)	Commercial & Professional Services				522,382	522	—
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	2,472
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	2,808
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	660
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(k)(o)(r)	Energy—Midstream				546,880	630	589
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(t)	Energy—Upstream				1,968,861	5	1,043
Telpico, LLC, Common Equity	(n)(o)(r)(t)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	1,245
Warren Resources, Inc., Common Equity	(o)(r)(u)	Energy—Upstream				4,415,749	20,881	14,417
Total Equity/Other							211,451	145,522

Short-Term Investments—8.0%						Principal Amount(c)	Amortized Cost	Fair Value(d)
U.S. Treasury Bills	(s)(v)	U.S. Treasury			4/9/24	$100,000	$99,826	$99,884
U.S. Treasury Bills	(s)(v)	U.S. Treasury			4/16/24	27,000	26,937	26,941
Total Short-Term Investments							126,763	126,825
TOTAL INVESTMENTS—114.1%							$1,857,014	1,801,272
Cash and Cash Equivalents—11.8%	(i)							186,949
Liabilities in Excess of Other Assets—(25.9%)	(j)							(409,604)
NET ASSETS—100.0%								$1,578,617

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Type	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	Equity	6,756,299	OBFR+115	Monthly	9/21/26	$40,065	$—

BNP Paribas	Receive	Aretec Group, Inc.	Loan	—	S+450	Monthly	11/12/24	7,481	37
	Receive	BCPE Empire Holdings, Inc.	Loan	—	S+400	Monthly	11/12/24	7,500	13
	Receive	Charlotte Buyer, Inc.	Loan	—	S+525	Monthly	11/12/24	7,481	18
	Receive	Clear Channel Outdoor Holdings, Inc.	Loan	—	S+350	Monthly	11/12/24	7,500	66
	Receive	Clydesdale Acquisition Holdings Inc.	Loan	—	S+368	Monthly	11/12/24	7,481	35
	Receive	Mavis Tire Express Services TopCo, L.P.	Loan	—	S+375	Monthly	11/12/24	7,481	5
	Receive	Pro Mach Group, Inc.	Loan	—	S+375	Monthly	11/12/24	7,500	22
Total									$196
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2024, the one-month and three-month Secured Overnight Financing Rate, or SOFR, or S, was 5.33% and 5.30%, respectively, and the Overnight Bank Funding Rate, or OBFR, was 5.33%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)    Security is a related party investment (see Note 4).
(h)    Receive represents that the Company receives payments for any positive net return and makes payments for any negative net return on the underlying reference. Pay represents that the Company receives payments for any negative net return and makes payments for any positive net return on the underlying reference.
(i)    Includes $59,698 held in Allspring Government Money Market Fund with a 7-day yield of 5.2% as of March 31, 2024.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2024, 75.7% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of March 31, 2024.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)    Security or portion thereof unsettled as of March 31, 2024.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

(s)    Security or portion thereof is pledged as collateral supporting the equity total return swap with Nomura Global Financial Products Inc. (see Note 6).
(t)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,816	$58	$(828)	$71	$(67)	$4,050	$160	$23
Asset Based Finance
Bridge Street Warehouse CLO IV Ltd.	—	20,329	—	—	—	20,329	—	329
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	1,661	—	—	—	541	2,202	—	—
Harvest Oil & Gas Corp., Common Equity	271	—	—	—	73	344	—	—
Permian Production Holdings, LLC, Common Equity	748	—	—	—	295	1,043	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$7,496	$20,387	$(828)	$71	$842	$27,968	$160	$352
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
(3)    Interest and PIK income presented for the three months ended March 31, 2024.

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in thousands, except share amounts)

(u)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$22,200	$—	$—	$—	$(14,965)	$7,235	$—	$—
Warren Resources, Inc.	23,823	60	—	—	—	23,883	881	60
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	39,427	—	—	—	1,403	40,830	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	—	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	15,566	127	—	—	(1,276)	14,417	—	—
	$101,016	$187	$—	$—	$(14,838)	$86,365	$881	$60
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
(3)    Interest and PIK income presented for the three months ended March 31, 2024.

(v)    Issued with a zero coupon. Income is recognized through the accretion of discount.

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

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—3.5%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+765	1.0%	6/29/27	$35,000	$34,527	$34,426
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	19,998
Total Senior Secured Loans—Second Lien							55,064	54,424

Senior Secured Bonds—5.4%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	10,601	9,614	10,385
Aretec Escrow Issuer Inc.	(f)	Financial Services	10.0%		8/15/30	7,000	7,000	7,447
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	20,742	18,561	19,517
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	20,000	17,987	17,473
Navios Logistics Finance, Inc.	(f)(k)	Transportation	10.8%		7/1/25	20,000	19,680	19,772
ST EIP Holdings Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,365	9,951	9,874
Total Senior Secured Bonds							82,793	84,468

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Preferred Equity—16.6%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Energy—Service & Equipment				28,942,003	$1,447	$10,159
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	2,786	—
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	19,965	12,493	10,357
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(r)	Energy—Midstream	14.2%		7/2/27	156,250	157,633	141,141
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	79,336	78,091	98,333
Total Preferred Equity							252,450	259,990

						Commitment Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.5%
Sustainable Infrastructure Investments, LLC	(k)(r)(v)	Energy—Power				$60,603	$43,150	$39,427
Total Sustainable Infrastructure Investments, LLC							43,150	39,427

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Equity/Other—15.3%
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Energy—Service & Equipment				6,944,444	$6,944	$1,375
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power				35	2,652	—
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	6,029	3,413
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(v)	Energy—Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(v)	Energy—Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(o)(r)	Energy—Upstream				126,632,117	351	571
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	44,573	39,545
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(u)	Energy—Midstream				105,785	6,681	1,661
Harvest Oil & Gas Corp., Common Equity	(o)(u)	Energy—Upstream				135,062	14,418	271
Maverick Natural Resources, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				503,176	93,044	164,040
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	2,682
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	3,083
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	735
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(k)(o)(r)	Energy—Midstream				546,880	630	621
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				1,968,861	5	748
Telpico, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	4,418
Warren Resources, Inc., Common Equity	(o)(r)(v)	Energy—Upstream				4,415,749	20,754	15,566
Total Equity/Other							211,461	238,729

Short-Term Investments—1.3%
U.S. Treasury Bills	(s)	U.S. Treasury Bills			1/2/24	21,000,000	20,994	21,000
Total Short-Term Investments							20,994	21,000
TOTAL INVESTMENTS—97.5%							$1,543,925	1,523,196
Cash and Cash Equivalents—31.1%	(t)							486,059
Liabilities in Excess of Other Assets—(28.6%)	(j)							(447,200)
NET ASSETS—100.0%								$1,562,055
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2024. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2024 and 2023, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the three months ended March 31, 2024 and 2023, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2023 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2024.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
such amounts. For the three months ended March 31, 2024 and 2023, the Company recognized no structuring or other upfront fee revenue.
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
Collateralized Loan Obligation – Warehouses: A Collateralized Loan Obligation Warehouse, or CLO Warehouse, is an entity organized for the purpose of holding syndicated bank loans, also known as leveraged loans, prior to the issuance of securities from that same vehicle. During the warehouse period, a CLO Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle issues various tranches of securities to the market. At this time, financing through the issuance of debt securities and subordinated notes is used to repay the bank financing.
The fair value of the Company’s investment in the CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the Company’s initial investment in the CLO Warehouse. Consistent with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, the excess spread represents the price that would be received from the sale of the CLO Warehouse investment in an orderly transaction between market participants. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes.
Recent Accounting Pronouncements: In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance did not have a material impact on its consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	—	$—	1,321,335	$5,218
Proceeds from Share Transactions	—	$—	1,321,335	$5,218
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
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares were issued under the Company’s distribution reinvestment plan was determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the three months ended March 31, 2024 and 2023. The Company's distribution reinvestment plan was terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the three months ended March 31, 2024 and 2023.

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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the three months ended March 31, 2023, $255 of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees. There were no fees offset during the three months ended March 31, 2024.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three months ended March 31, 2024 and 2023:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2024	2023
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$9,112	$10,219
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,535	$1,320
_________________________
(1)    During the three months ended March 31, 2024 and 2023, $8,416 and $11,185, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $255 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended March 31, 2023. There were no fees offset during the three months ended March 31, 2024. As of March 31, 2024, $9,112 in base management fees were payable to FS/EIG Advisor.
(2)    During the three months ended March 31, 2024 and 2023, $733 and $645, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,149 and $1,458 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the three months ended March 31, 2024 and 2023, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of FS/EIG Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2023.
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
Bridge Street Warehouse CLO IV Ltd.
Bridge Street Warehouse CLO IV Ltd., or Bridge Street Warehouse CLO IV, is a CLO Warehouse in which the residual subordinated notes are fully held by the Company, which is accounted for as a financial instrument at fair value as of March 31, 2024. Bridge Street Warehouse CLO IV commenced operations on January 26, 2024 and was in the warehouse phase as of March 31, 2024. As of March 31, 2024, the Company contributed $20,000 and had an unfunded commitment of $20,000 to contribute capital to Bridge Street Warehouse CLO IV. The Company had an investment of $20,329 in Bridge Street Warehouse CLO IV, at fair value, as of March 31, 2024. Bridge Street Warehouse CLO IV financed the majority of its loan purchases using its warehouse financing facility. The amount of interest income from the Bridge Street Warehouse CLO IV recorded on the Company’s unaudited consolidated statement of operations for the three months ended March 31, 2024 was approximately $329.

On April 18, 2024, the Company contributed $2,000 to Bridge Street Warehouse CLO IV. On April 26, 2024, the CLO Warehouse phase terminated when Bridge Street Warehouse CLO IV merged with and into the collateralized loan obligation vehicle, Bridge Street CLO IV Ltd., or Bridge Street CLO IV, and substantially simultaneously therewith, Bridge Street CLO IV issued to the market various tranches of debt (including notes and loans) in the aggregate principal amount of $354,700, including $23,700 principal amount of subordinated notes to the Company. Bridge Street CLO IV's collateral manager also has agreed to reimburse the Company for collateral management fees. Proceeds from the CLO debt issuance were used to repay the warehouse financing facility.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the three months ended March 31, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.0300	$13,584
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
_________________________
(1)    For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, collectively representing an annualized distribution rate to shareholders of 7.5%.
Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company expects to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. On April 18, 2024, the Company's board of trustees declared an enhanced cash distribution of $0.0866 per share for the first quarter of 2024, representing an annualized distribution rate to shareholders of 10.0% based on the estimated net asset value of $3.47 per share as of March 31, 2024. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of the Company’s then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$1,549	100%	$13,584	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$1,549	100%	$13,584	100%
_________________________
(1)    During the three months ended March 31, 2024 and 2023, 94.5% and 86.6%, respectively, of the Company's gross investment income was attributable to cash income earned, 2.4% and 10.5%, respectively, was attributable to paid-in-kind, or PIK, interest and 3.1% and 2.9%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2024, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $73,711 and $1,518,431, respectively.
As of March 31, 2024 and December 31, 2023, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $135,476 and $148,817, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $235,643 and $213,339, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,901,617 and $1,587,709 as of March 31, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(100,345) and $(64,513) as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company had deferred tax assets of $161,094 and $142,608, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of March 31, 2024, the Company had no deferred tax liability. As of December 31, 2023, the Company had a deferred tax liability of $2,595, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of March 31, 2024 and December 31, 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $161,094 and $140,013, respectively. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities.
Fixed Price Swaps
The Company previously utilized commodity fixed price swaps to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. A fixed price swap is a contract between two parties in which settlements are made at a specified time based on the difference between the fixed price specified in the contract and the referenced settlement price. When the referenced settlement price was less than the price specified in the contract, the Company received an amount from the counterparty based on the price difference multiplied by the volume. Similarly, when the referenced settlement price exceeded the price specified in the contract, the Company paid the counterparty an amount based on the price difference multiplied by the volume.
The Company's fixed price swaps were settled monthly and the settlement prices contained in these fixed price swaps were based on commodity exchanges; the NYMEX Henry Hub for natural gas and the ICE Brent for oil. Gas volumes are measured in one

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
million British thermal units, or MMBtus, and oil volumes are measured in barrels, or Bbls. The changes in the value of the fixed price swaps were recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. The Company's fixed price swaps settled monthly and the changes in the value of the fixed price swaps were recorded as realized gains or losses in the consolidated statements of operations. The primary underlying risk exposure through the use of fixed price swaps is commodity price risk of the underlying commodity, such as natural gas and crude oil. As of December 31, 2023, the Company's fixed price swaps were fully terminated.
Total Return Swaps
The Company utilizes total return swaps to obtain exposure to securities without owning such securities. A total return swap, or TRS, is a contract in which there is an exchange of cash flows whereby one party agrees to make periodic payments based on the total return (distributions or periodic interest payments plus capital gains/losses) of an underlying instrument in exchange for fixed or floating rate interest payments. If the total return of the instrument or index underlying the transaction exceeds or falls short of the offsetting fixed or floating interest rate obligation, the Company receives payment from or makes a payment to the counterparty. Total return swaps are entered into to obtain exposure to a security or market without owning such security or investing directly in such market or to exchange the risk/return of one market with another market.
Nomura Total Return Swap
On September 20, 2023, the Company entered into an equity total return swap with Nomura Global Financial Products Inc., or Nomura. Under the Nomura TRS, the Company obtains the economic benefit of owning shares of FS Credit Opportunities Corp., or FSCO, an investment company registered under the 1940 Act, without actually owning them, and Nomura receives an interest-type payment in return. The investment adviser to FSCO is wholly-owned by Franklin Square Holdings, L.P., which is also the majority owner of FS/EIG Advisor.
The Nomura TRS is marked-to-market daily and the change in market value is recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. Pursuant to its terms, the Nomura TRS settles monthly and a realized gain or loss is recorded in the consolidated statements of operations equal to the difference between the value of the shares underlying the Nomura TRS at the time the swap was entered into or the previous settlement date and the value as of the current settlement date, plus dividends received and less accrued interest. Any dividends received by Nomura as holder of the FSCO shares are paid to the Company. The Nomura TRS has a term of three years, but it could be terminated earlier in whole or in part following the occurrence of certain prescribed events agreed to between Nomura and the Company. The primary underlying risk exposure through the use of equity total return swaps is equity market risk.
BNP Paribas Total Return Swap
On February 15, 2024, FSSL Finance BNPP TRS LLC, or FSSL Finance BNPP TRS, a wholly-owned financing subsidiary of the Company, entered into a TRS for a portfolio of senior secured floating rate loans with BNP Paribas, or BNPP. The BNPP TRS enables the Company, through its ownership of FSSL Finance BNPP TRS, to obtain the economic benefit of owning the broadly syndicated loans subject to the TRS, without actually owning them, in return for an interest-type payment to BNPP. As such, the BNPP TRS is analogous to the Company borrowing funds to acquire loans and incurring interest expense to a lender.
The terms of the BNPP TRS include, among other things, (a) payment by BNPP to FSSL Finance BNPP TRS of all interest and fees (less applicable withholding taxes) on the underlying loans, (b) payment by FSSL Finance BNPP TRS to BNPP of (i) a financing fee on the outstanding notional amount of the TRS at a rate equal to USD-SOFR Compounded Index plus 1.65% per annum, and (ii) a utilization fee of 0.85% per annum on the difference between any lesser usage amount and a $100,000 minimum usage threshold, (c) upon the termination or repayment of any loan subject to the TRS, FSSL Finance BNPP TRS either will receive from BNPP the appreciation in the value of such loan or will pay to BNPP any depreciation in the value of such loan and (d) guarantee by the Company of all obligations of FSSL Finance BNPP TRS.
During the three months ended March 31, 2024, the monthly average notional amounts of the Nomura TRS and the BNPP TRS were $38,984 and $52,462, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The following table presents the fair value of open swap contracts (which are not considered to be hedging instruments for accounting purposes) as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)		December 31, 2023
Instrument	Asset(1)	Liability	Asset	Liability
Nomura Total Return Swap	$—	$—	$—	$—
BNP Paribas Total Return Swap	196	—	—	—
Total	$196	$—	$—	$—
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Net Realized Gains (Losses)(1)		Net Change in Unrealized Appreciation (Depreciation)(2)
	Three Months Ended March 31,		Three Months Ended March 31,
Instrument	2024	2023	2024	2023
Commodity Fixed Price Swaps—Crude Oil	$—	$(100)	$—	$733
Commodity Fixed Price Swaps—Natural Gas	—	112	—	344
Nomura Total Return Swap	2,302	—	—	—
BNP Paribas Total Return Swap	25	—	196	—
Total	$2,327	$12	$196	$1,077
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
The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2024:

	As of March 31, 2024 (Unaudited)
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BNP Paribas	$196	—	$196	—	—	$196
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,031,295	$962,663	53%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	81,646	81,936	5%	55,064	54,424	4%
Senior Secured Bonds	96,035	98,436	6%	82,793	84,468	5%
Asset Based Finance	20,329	20,329	1%	—	—	—
Preferred Equity	246,345	324,731	18%	252,450	259,990	17%
Sustainable Infrastructure Investments, LLC	43,150	40,830	2%	43,150	39,427	3%
Equity/Other	211,451	145,522	8%	211,461	238,729	16%
Short-Term Investments	126,763	126,825	7%	20,994	21,000	1%
Total	$1,857,014	$1,801,272	100%	$1,543,925	$1,523,196	100%
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
As of March 31, 2024, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the unaudited consolidated schedule of investments as of March 31, 2024 in this quarterly report on Form 10-Q.
As of December 31, 2023, the Company held investments in four portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and held investments in three portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the consolidated schedule of investments as of December 31, 2023 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2024, the Company had six senior secured loan investments with aggregate unfunded commitments of $14,996 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2023, the Company had five senior secured loan investments with aggregate unfunded commitments of $11,232 and unfunded commitments of $18,989 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy—Midstream	$354,759	20%	$303,175	20%
Energy—Upstream	214,120	12%	309,456	20%
Consumer Services	190,829	11%	156,089	10%
Capital Goods	140,295	8%	116,454	8%
U.S. Treasury	126,825	7%	21,000	1%
Commercial & Professional Services(1)	100,700	6%	62,036	4%
Financial Services	90,663	5%	83,197	6%
Health Care Equipment & Services	90,338	5%	73,105	5%
Consumer Discretionary Distribution & Retail	67,022	4%	37,428	3%
Energy—Power	58,581	3%	69,696	5%
Materials	55,906	3%	49,653	3%
Automobiles & Components	49,639	3%	39,521	3%
Transportation	42,092	2%	30,157	2%
Household & Personal Products	26,081	1%	20,858	1%
Insurance	25,269	1%	20,251	1%
Consumer Durables & Apparel	24,404	1%	—	—
Consumer Staples Distribution & Retail	24,337	1%	18,830	1%
Telecommunication Services	19,400	1%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	19,352	1%	19,300	1%
Technology Hardware & Equipment	13,685	1%	—	—
Energy—Service & Equipment(1)	13,629	1%	33,734	2%
Media & Entertainment	12,516	1%	19,829	1%
Sustainable Infrastructure Investments, LLC(2)	40,830	2%	39,427	3%
Total	$1,801,272	100%	$1,523,196	100%
_____________________
(1)    FS/EIG Advisor monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the year ended December 31, 2023, two investments had their industry re-classified from Energy—Industrials to Commercial & Professional Services, and one investment had its industry re-classified from Energy—Service & Equipment to Commercial & Professional Services.
(2)    Sustainable Infrastructure Investments, LLC is generally comprised of midstream and renewables assets in the Energy sector.
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans to middle market companies, broadly syndicated loans and other midstream and renewables assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration, calculated and payable quarterly in arrears. As of March 31, 2024, the Company and Imperial funded approximately $49,313 to SIIJV, of which $43,150 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of Term SOFR plus a credit spread adjustment calculated by reference to the interest periods of particular loan assets per the terms of the credit agreement (or the relevant benchmark reference rate for any foreign currency borrowings) (in each case, subject to a floor of the higher of 0% and any applicable floor for particular loan assets), plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of March 31, 2024, total outstanding borrowings under the Seine Funding Facility were $121,041.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)	December 31, 2023
Total investments(1)	$153,837	$170,083
Weighted average current interest rate on debt investments(2)	7.41%	7.45%
Number of portfolio assets in SIIJV	5	6
Largest investment in a single portfolio company(1)	$57,227	$57,227
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
Sustainable Infrastructure Investments, LLC Portfolio
As of March 31, 2024
(Unaudited)

Portfolio Company(a)(b)	Energy Industry	Rate(c)	Maturity	Principal Amount	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Blue Heron Intermediate Holdco I, LLC	Midstream	S+188	4/22/24	$30,343	$30,343	$30,389
Copper Mountain Solar 3, LLC	Renewables	S+188	5/31/25	16,104	16,104	16,217
FLNG Liquefaction 2, LLC	Midstream	S+150	12/31/26	26,164	26,164	26,335
NES Hercules Class B Member, LLC	Renewables	S+163	1/31/28	23,999	23,999	24,473
ST EIP Holdco LLC	Midstream	S+250	11/5/24	57,227	57,227	57,226
Total Senior Secured Loans—First Lien					153,837	154,640
TOTAL INVESTMENTS—100.0%					$153,837	$154,640

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Sustainable Infrastructure Investments, LLC Portfolio
As of December 31, 2023

Portfolio Company(a)(b)	Energy Industry	Rate(c)	Maturity	Principal Amount	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Blue Heron Intermediate Holdco I, LLC	Midstream	S+188	4/22/24	$30,661	$30,661	$30,692
Copper Mountain Solar 3, LLC	Renewables	S+188	5/31/25	16,104	16,104	16,172
FLNG Liquefaction 2, LLC	Midstream	S+150	12/31/26	26,567	26,567	26,557
NES Hercules Class B Member, LLC	Renewables	S+163	1/31/28	24,176	24,176	24,769
ST EIP Holdco LLC	Midstream	S+250	11/5/24	57,227	57,227	57,143
Top of the World Wind Energy LLC	Renewables	S+213	12/1/28	15,348	15,348	15,616
Total Senior Secured Loans—First Lien					170,083	170,949
TOTAL INVESTMENTS—100.0%					$170,083	$170,949
_____________________
Percentages are shown as a percentage of total investments.
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Security or portion thereof is held within Seine Funding and is pledged as collateral supporting the amounts outstanding under the Seine Funding Facility.
(c)    Certain variable rate securities in SIIJV's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2024 and December 31, 2023, the three-month SOFR, or S, was 5.30% and 5.33%, respectively. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread.
(d)    Security is classified as Level 3 and fair value is determined in accordance with SIIJV’s valuation process.

Below is selected balance sheet information for SIIJV as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)	December 31, 2023
Selected Balance Sheet Information
Total investments, at fair value	$154,640	$170,949
Cash and other assets	20,017	29,089
Total assets	$174,657	$200,038
Debt	$121,041	$145,483
Other liabilities	1,900	3,406
Total liabilities	122,941	148,889
Members' equity	$51,716	$51,149
Below is selected statement of operations information for SIIJV for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Selected Statement of Operations Information
Total investment income	$3,210	$4,798
Expenses
Interest expense	2,090	3,141
Administrative services	32	43
Custodian and accounting fees	46	45
Professional services	38	50
Other	10	10
Total expenses	2,216	3,289
Net investment income	994	1,509
Net realized and unrealized gain (loss)	(427)	1,946
Net increase (decrease) in net assets resulting from operations	$567	$3,455

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
As of March 31, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2024 (Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	957,057	683,716
Level 3—Significant unobservable inputs	844,215	839,480
Total	$1,801,272	$1,523,196
As of March 31, 2024 and December 31, 2023, the Company’s swap contracts were categorized as follows in the fair value hierarchy:

	March 31, 2024 (Unaudited)		December 31, 2023
Valuation Inputs	Assets	Liabilities	Assets	Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	196	—	—	—
Level 3—Significant unobservable inputs	—	—	—	—
Total	$196	$—	$—	$—
The Company’s board of trustees is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. The Company’s board of trustees has designated FS/EIG Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes or pricing information from third-party pricing services are not generally available, are valued by FS/EIG Advisor with the assistance of independent valuation firms, which determine a valuation range of fair value for such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, the Company’s investment in SIIJV and all of the Company’s preferred equity and equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if FS/EIG Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, FS/EIG Advisor typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy. In determining the fair values of fixed price swaps, FS/EIG Advisor utilizes an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. The fair value of the equity total return swap is determined daily based on the market price of the underlying asset. The fair value of the loan total return swaps is determined daily based on the bid price of the underlying asset provided by the counterparty. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy.
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
The following is a reconciliation for the three months ended March 31, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Asset Based Finance	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$237,307	$54,424	$9,874	$—	$259,990	$39,427	$238,458	$839,480
Accretion of discount (amortization of premium)	363	13	14	—	100	—	—	490
Net realized gain (loss)	942	—	2	—	1,016	—	—	1,960
Net change in unrealized appreciation (depreciation)	(18,394)	930	(66)	—	70,846	1,403	(93,197)	(38,478)
Purchases	28,839	26,540	—	20,000	46	—	685	76,110
Paid-in-kind interest	291	1,029	—	329	—	—	—	1,649
Sales and repayments	(28,252)	(1,000)	(53)	—	(7,267)	—	(695)	(37,267)
Transfers into Level 3(1)	—	—	—	—	—	—	271	271
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at end of period	$221,096	$81,936	$9,771	$20,329	$324,731	$40,830	$145,522	$844,215
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(17,988)	$930	$(66)	$—	$70,846	$1,403	$(93,197)	$(38,072)

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
______________
(1)    Changes in inputs or methodologies used for valuing investments may result in transfers into or out of levels within the fair value hierarchy. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the three months ended March 31, 2024 and 2023, transfers into Level 3 were due to decreased price transparency.
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at March 31, 2024 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$168,409	Market Comparables	Market Yield (%)	8.4%-20.5%	14.0%
			EBITDA Multiples (x)	2.5x-3.5x	3.0x
	2,388	Discounted Cash Flow	Discount Rate (%)	9.0%-11.0%	10.0%
	50,299	Other(2)
Senior Secured Loans—Second Lien	53,887	Market Comparables	Market Yield (%)	12.0%-14.3%	13.0%
	28,049	Other(2)
Senior Secured Bonds	9,771	Market Comparables	Market Yield (%)	7.5%-9.0%	8.3%
Asset Based Finance	20,329	Income(3)	Excess Spread(3)	1.6%-1.6%	1.6%
Preferred Equity	319,022	Market Comparables	Market Yield (%)	11.3%-18.5%	16.0%
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	5,709	Other(2)
Sustainable Infrastructure Investments, LLC	40,830	Discounted Cash Flow	Discount Rate (%)	7.5%-10.0%	8.8%
Equity/Other	44,650	Market Comparables	EBITDA Multiples (x)	2.5x-9.3x	6.3x
			Production Multiples (MMcfe/d)	$2,750.0-$3,350.0	$3,050.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	1.5x-1.7x	1.6x
	80,339	Discounted Cash Flow	Discount Rate (%)	8.0%-12.0%	10.0%
	6,529	Option Valuation Model	Volatility (%)	50.0%-60.0%	55.0%
	14,004	Other(2)
Total	$844,215

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
(3)    Fair value of the CLO Warehouse is based on cost plus the excess spread (accrued interest plus interest received less financing cost).
Note 9. Financing Arrangement
The following tables present a summary of information with respect to the Company’s outstanding financing arrangement as of March 31, 2024 and December 31, 2023. For additional information regarding the financing arrangement, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company’s financing arrangement during the three months ended March 31, 2024 are discussed below.

	As of March 31, 2024 (Unaudited)
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangement (continued)
For the three months ended March 31, 2024 and 2023, the components of total interest expense for the Company's financing arrangements were as follows:

	Three Months Ended March 31,
	2024			2023
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$8,568	$516	$9,084	$—	$—	$—
JPMorgan Facility(3)	—	—	—	2,790	238	3,028
Senior Secured Notes(4)	—	—	—	8,570	1,000	9,570
Total	$8,568	$516	$9,084	$11,360	$1,238	$12,598
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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2024, were $400,000 and 8.47%, respectively. As of March 31, 2024, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 8.73%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2023 were $606,516 and 8.31%, respectively. As of March 31, 2023, the Company’s effective interest rate on borrowings was 7.50%.
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2024 and December 31, 2023.
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
Principal on the Notes will be due and payable on the stated maturity date of July 1, 2033, and the Notes do not bear interest. Pursuant to the Indenture, FSSL Finance BB AssetCo has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including, without limitation: (a) failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes; (b) failure to disburse amounts in accordance with the priority of payments; (c) occurrence of certain bankruptcy and insolvency events with respect to FSSL Finance BB AssetCo; and (d) occurrence of a Repurchase Date under the Repurchase Agreement (defined below) as a result of an event of default with

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangement (continued)
respect to FSSL Finance BB Seller. FSSL Finance BB Seller acquired and subscribed for the Notes pursuant to a Subscription Agreement, dated as of September 6, 2023, between FSSL Finance BB AssetCo and FSSL Finance BB Seller as the investor.
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transactions with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on one or more occasions beginning September 6, 2023, Barclays began purchasing the Notes held by FSSL Finance BB Seller for an aggregate purchase price of $400,000 outstanding as of March 31, 2024, which price may, subject to satisfaction of certain conditions, increase from time to time up to the maximum aggregate purchase price of $500,000. The scheduled Repurchase Date is September 6, 2026.
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
As of March 31, 2024, Notes in an aggregate principal amount of $400,000 had been purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $394,953. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $6,199 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of March 31, 2024, $5,047 of such deferred financing costs had yet to be amortized to interest expense.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three Months Ended March 31, 2024 (Unaudited)	Year Ended December 31, 2023
Per Share Data:(1)
Net asset value, beginning of period	$3.43	$3.88
Results of operations(2)
Net investment income	0.10	0.18
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.06)	(0.44)
Net increase (decrease) in net assets resulting from operations	0.04	(0.26)
Shareholder distributions(3)
Distributions from net investment income	(0.00)	(0.19)
Net decrease in net assets resulting from shareholder distributions	(0.00)	(0.19)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.47	$3.43
Shares outstanding, end of period	455,506,155	455,506,155
Total return(5)	1.27%	(6.89)%
Total return (without assuming reinvestment of distributions)(5)	1.17%	(6.70)%
Ratio/Supplemental Data:
Net assets, end of period	$1,578,617	$1,562,055
Ratio of net investment income to average net assets(6)(7)	11.80%	4.77%
Ratio of total operating expenses to average net assets(6)	5.80%	4.50%
Ratio of management fee offset to average net assets(6)	—	(0.02)%
Ratio of net operating expenses to average net assets(6)	5.80%	4.48%
Ratio of interest expense to average net assets(6)	2.31%	1.39%
Portfolio turnover(8)	7.94%	45.84%
Total amount of senior securities outstanding, exclusive of treasury securities	$400,000	$400,000
Asset coverage per unit(9)	$4,947	$4,905
Asset coverage ratio(9)	4.95	4.91
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2024 are annualized. Annualized ratios for the three months ended March 31, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 11.80% and 4.75% for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the three months ended March 31, 2024 is not annualized.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (in thousands, except share and per share amounts)
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us" and "our" refer to FS Specialty Lending Fund and "FS/EIG Advisor" refers to FS/EIG Advisor, LLC.
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
•    our ability to complete a liquidity event;
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
•    general economic, political and industry trends and other external factors, including the COVID-19 pandemic and related disruptions caused thereby;
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
•    the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•    the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•    the tax status of the enterprises in which we may invest.
Words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements for any reason, including the factors set forth in ‘‘Item 1A. Risk Factors.’’ Other factors that could cause actual results to differ materially include changes relating to those set forth above and the following, among others:
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
In May 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in Energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. We commenced transitioning our portfolio holdings away from Energy investments in May 2023, while remaining in compliance with our then-current investment policy. Following a shareholder notice period, the new policy became effective on September 29, 2023. Our allocation to Energy investments is expected to decline over time through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation is dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, our access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
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
Revenues
The principal measure of our financial performance is net increase or decrease in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, foreign currency and swap contracts, net change in unrealized appreciation or depreciation on investments, net change in unrealized gain or loss on foreign currency and net change in unrealized appreciation or depreciation on swap contracts. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to non-investment related foreign currency fluctuations. Net realized gain or loss on swap contracts is the portion of realized gain or loss attributable to the difference between the fixed price specified in the contract and the referenced settlement price. Net change in unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. Net change in unrealized appreciation or depreciation on swap contracts is the net change in the value of receivables or accruals due to the impact of the difference between the fixed price specified in the contract and the referenced settlement price.
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
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to all other expenses incurred by FS/EIG Advisor in connection with administering our business, including expenses incurred by FS/EIG Advisor in performing administrative services for us and administrative personnel paid by FS/EIG Advisor, to the extent they are not controlling persons of FS/EIG Advisor or any of its affiliates, subject to the limitations included in the FS/EIG investment advisory agreement.
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
Energy Market Developments and Expected Distributions
Events in recent years such as global lockdowns and ongoing negotiations regarding production levels between oil producing countries, have, at times, resulted in lower demand for crude oil and, as a result, lower commodity prices. Although the energy markets have had a notable recovery since 2021, volatility in the energy markets may persist, recur or worsen, as a result of these events or other macroeconomic events, such as current regional or global conflicts and related sanctions imposed in response. The impact of these events on the U.S. and global economies (including energy markets), has negatively impacted, and could continue to negatively impact, the business operations of some of our portfolio companies. Many of our portfolio companies are performing well, and energy markets are currently experiencing relatively stable conditions. However, we expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and could become insolvent or otherwise significantly limit business operations if subjected to prolonged economic distress, including as a result of depressed commodity prices or other declines in the energy markets. These developments could result in a further decrease in the value of our investments.
These events have previously had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects have required and may again require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas at times. These market disruptions and illiquidity have had and may continue to have an adverse effect on our business, financial condition, results of operations and cash flows. The unfavorable economic conditions caused by these events have negatively impacted our funding costs, our access to the capital markets and our investment originations at times and may continue to do so in the future. In light of such difficult market conditions and in an effort to preserve our liquidity, our board of trustees determined to suspend, for an indefinite period of time, our share repurchase program and will reassess our ability to recommence such program in future periods.
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
We will continue to carefully monitor the energy markets and any other new or ongoing events that may affect our business and the business of our portfolio companies, including the current conflict in Ukraine, the current conflicts between Israel and Hamas and, in each case government responses thereto. Because the full effects of these events are not capable of being known at this time, we cannot estimate the impacts on our future financial condition, results of operations or cash flows.
Portfolio Investment Activity for the Three Months Ended March 31, 2024 and for the Year Ended December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2024:

Net Investment Activity	For the Three Months Ended March 31, 2024
Purchases	$331,694
Sales and Repayments	(132,117)
Net Portfolio Activity	$199,577

	For the Three Months Ended March 31, 2024
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$265,404	80%
Senior Secured Loans—Second Lien	26,540	8%
Senior Secured Bonds	12,767	4%
Asset Based Finance	20,000	6%
Preferred Equity	46	0%
Equity/Other	6,937	2%
Total	$331,694	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024 (Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,031,295	$962,663	53%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	81,646	81,936	5%	55,064	54,424	4%
Senior Secured Bonds	96,035	98,436	6%	82,793	84,468	5%
Asset Based Finance	20,329	20,329	1%	—	—	—
Preferred Equity	246,345	324,731	18%	252,450	259,990	17%
Sustainable Infrastructure Investments, LLC	43,150	40,830	2%	43,150	39,427	3%
Equity/Other	211,451	145,522	8%	211,461	238,729	16%
Short-Term Investments	126,763	126,825	7%	20,994	21,000	1%
Total	$1,857,014	$1,801,272	100%	$1,543,925	$1,523,196	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Number of Portfolio Companies	72	65
% Variable Rate (based on fair value)	56.1%	54.8%
% Fixed Rate (based on fair value)	15.5%	9.9%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	23.8%	19.8%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	4.6%	15.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	99.0%	90.6%
% of Investments on Non-Accrual (based on fair value)	13.6%	11.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	7.1%	7.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	8.1%	10.2%
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. See "Energy Market Developments and Expected Distributions" above for a discussion of the enhanced quarterly distributions paid and expected to be paid, subject to applicable legal restrictions and the sole discretion of our board of trustees. For the three months ended March 31, 2024 and the year ended December 31, 2023, our total return was 1.27% and (6.89)%, respectively, and our total return without assuming reinvestment of distributions was 1.17% and (6.70%), respectively.
Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
The following table presents certain selected information regarding our Direct Originations as of March 31, 2024 and December 31, 2023:

Characteristics of All Direct Originations held in Portfolio	March 31, 2024	December 31, 2023
Number of Portfolio Companies	28	27
% of Investments on Non-Accrual (based on fair value)	29.0%	21.6%
Total Cost of Direct Originations	$895,648	$852,706
Total Fair Value of Direct Originations	$843,871	$839,480
% of Total Investments, at Fair Value	46.8%	55.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	5.6%	5.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	7.2%	9.5%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$843,871	47%	$839,480	55%
Broadly Syndicated/Other	957,401	53%	683,716	45%
Total	$1,801,272	100%	$1,523,196	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,395,399	78%	1,132,772	75%
3	132,216	7%	173,486	11%
4	232,639	13%	158,773	10%
5	41,018	2%	58,165	4%
Total	$1,801,272	100%	$1,523,196	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues
Our investment income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$62,840	91%	$32,806	76%
Paid-in-kind interest income	1,648	2%	4,502	11%
Fee income	412	1%	97	0%
Dividend income	4,350	6%	5,690	13%
Total investment income(1)	$69,250	100%	$43,095	100%
_____________________________
(1)     Such revenues represent $65,441 and $37,331 of cash income earned as well as $3,809 and $5,764 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2024 and 2023, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The increase in the amount of interest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to interest received on certain preferred equity positions. The decrease in the amount of PIK income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to certain investments being placed on non-accrual and the divestiture of certain investments earning PIK income.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the increase in prepayment activity and amendment fees during the period.
The decrease in the amount of dividend income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities.
Expenses
Our operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Management fees	$9,112	$10,474
Administrative services expenses	1,535	1,320
Share transfer agent fees	919	751
Accounting and administrative fees	125	183
Interest expense	9,084	12,598
Trustees' fees	164	164
Expenses associated with our independent audit and related fees	140	128
Legal fees	221	99
Printing fees	280	100
Other	457	376
Total operating expenses	22,037	26,193
Less: Management fee offset	—	(255)
Net operating expenses before taxes	22,037	25,938
Federal and state taxes	793	—
Total net expenses, including federal and state taxes	$22,830	$25,938

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2024 and 2023 (not annualized):

	Three Months Ended March 31,
	2024	2023
Ratio of operating expenses and federal and state taxes to average net assets	1.45%	1.48%
Ratio of management fee offset to average net assets	—	(0.01)%
Ratio of net operating expenses and federal and state taxes to average net assets	1.45%	1.47%
Ratio of interest expense and federal and state taxes to average net assets	(0.63)%	(0.71)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.82%	0.76%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as SOFR, leverage utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $255 for the three months ended March 31, 2023. There were no fees offset during the three months ended March 31, 2024. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three months ended March 31, 2024 and 2023.
Net Investment Income
Our net investment income totaled $46,420 ($0.10 per share) and $17,157 ($0.04 per share) for the three months ended March 31, 2024 and 2023, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency and swap contracts for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,
	2024	2023
Net realized gain (loss) on investments(1)	$4,190	$(20,207)
Net realized gain (loss) on foreign currency	—	(120)
Net realized gain (loss) on swap contracts	2,327	12
Total net realized gain (loss)	$6,517	$(20,315)
_________________________
(1)    We sold investments and received principal repayments, other than short-term investments and U.S. government obligations, of $68,747 and $63,370, respectively, during the three months ended March 31, 2024 and $198,006 and $89,848, respectively, during the three months ended March 31, 2023.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$(35,013)	$(30,473)
Net change in unrealized appreciation (depreciation) on swap contracts	196	1,077
Net change in unrealized appreciation (depreciation) on foreign currency	(9)	—
Total net change in unrealized appreciation (depreciation)	$(34,826)	$(29,396)
During the three months ended March 31, 2024 and 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $18,111 ($0.04 per share) and $(32,554) ($(0.07) per share), respectively.

This “Results of Operations” section should be read in conjunction with “Energy Market Developments and Expected Distributions” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2024, we had $186,949 in cash and cash equivalents, which we held in custodial accounts and a money market fund, and $100,000 in borrowings available under our financing arrangement. As of March 31, 2024, we also had broadly syndicated investments that could be sold to create additional liquidity. As of March 31, 2024, we had six senior secured loan investments with aggregate unfunded commitments of $14,996 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
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
This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Energy Market Developments and Expected Distributions” above and “—Financing Arrangement” below.
Financing Arrangement
The following table presents a summary of information with respect to our outstanding financing arrangement as of March 31, 2024:

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
For additional information regarding our financing arrangement, see Note 9 to our unaudited consolidated financial statements included herein.
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
The following table reflects the cash distributions per share that we have declared on our common shares during the three months ended March 31, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.0300	$13,584
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
______________________
(1)    For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, collectively representing an annualized distribution rate to shareholders of 7.5%.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2024 and 2023.
Recently Issued Accounting Standards
In June 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2022-03, which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. We have concluded that this guidance did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 56.1% of our portfolio investments (based on fair value) paid variable interest rates, 15.5% paid fixed interest rates, 23.8% were income producing preferred equity and equity/other investments and the remaining 4.6% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of March 31, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(9,580)	$(4,000)	$(5,580)	(6.3)%
No change	—	—	—	—
Up 100 basis points	$10,292	$4,000	$6,292	7.1%
Up 300 basis points	$30,165	$12,000	$18,165	20.6%
Up 500 basis points	$50,635	$20,000	$30,635	34.7%
___________________
(1)     Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)     Assumes current debt outstanding as of March 31, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2024 and 2023, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.11    ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of February 15, 2024, by and between FSSL Finance BNPP TRS LLC and BNP Paribas (Incorporated by reference to Exhibit 10.1 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on February 23, 2024.)
10.12    Master Confirmation Letter Agreement, dated as of February 15, 2024, by and between FSSL Finance BNPP TRS LLC and BNP Paribas (Incorporated by reference to Exhibit 10.2 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on February 23, 2024.)
10.13    Parent Guaranty, dated as of February 15, 2024, by FS Specialty Lending Fund in favor of BNP Paribas (Incorporated by reference to Exhibit 10.3 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on February 23, 2024.)
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
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2024.

FS Specialty Lending Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)